Form 10KSB
period 1997-09-30
INTERACTIVE INC
filed 1998-01-02
CIK 879407

< PAGE 1>
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-KSB



(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended September 30, 1997.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [NO FEE REQUIRED]
For the transition period from .................to............................

                         Commission file number    000-21898
                                    InterActive Inc.
                   (Name of small business issuer in its charter)
                       South Dakota                   46-0408024
                   (State of incorporation)      (I.R.S. Employer ID No.)

                                      204 North Main
                                    Humboldt, SD  57035
                                      (605) 363-5117
               (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
      Title of each class           Name of each exchange on which registered
               None                                           None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Units, each consisting of one share of Common Stock and one Redeemable
               Common Stock Purchase Warrant
     Common Stock, $.001 par value
     Redeemable Common Stock Purchase Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X   No ___

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year  $ 77,130.


As of September 30, 1997 there were 3,190,976 shares of the issuer's common stock outstanding.



<PAGE 2>
PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     InterActive Inc. ("InterActive" or the "Company") develops, manufactures and markets, nationally and internationally, peripheral hardware products which enable users to create and send voice messages across local area networks and wide area networks of personal computers. During fiscal year 1995, these products were introduced on the Internet and the products were enhanced to help make them more appropriate for use on the Internet. During 1996, additional enhancements were added to create a kiosk unit for use by banks and in security systems.

     The Company also manufactured and marketed regionally a line of IBM compatible personal computers under the brand name "Powerhouse Computers". The Company discontinued its Powerhouse Computer manufacturing and marketing operations during fiscal 1995 because of the related financing problems, the relatively unattractive profit margins and the ongoing losses associated with the manufacture and marketing of this product line.


Business Development

     The Company was originally incorporated as Kappenman Enterprises, Inc., in October 1989. The Company changed its name to InterActive Inc. in January 1991. From its organization until July 1991, the Company was primarily involved in market research and in research and development of multimedia hardware and software products. The Company introduced its M-Mail (Multimedia-
Mail) software product in July 1991, and its first SoundXchange business audio hardware product in November 1992. From July 1991, the Company has divided its resources and efforts between developing new products and marketing existing products. The M-message product has become obsolete as the Company has not had the resources to upgrade the product to be compatible with Windows 95.

     On October 1, 1993, the Company purchased substantially all of the assets of Powerhouse Computer Sales, Ltd., a privately held manufacturer of "Powerhouse" brand computers, with sales concentrated in South Dakota. Since such acquisition, the Company continued to manufacture, market and sell Powerhouse computers through its Powerhouse division until mid fiscal 1995. The primary purpose for the acquisition, however, was to acquire the technological expertise in integrating various hardware and software components necessary to manufacture and market the Company's "InterActive Communicator" personal computer. The Company discontinued sales of its InterActive Communicator product line during mid fiscal 1995 because of financing problems. The Company believes that sales could increase in 1998 due to anticipated increases in sales of its SoundXchange products for use over the Internet and for PC videoconferencing as well a result of increased marketing focus on the SoundXchange Kiosk products.

Market for the Company's Products

     The Company markets its SoundXchange products to large and small businesses with existing local and wide area personal computer networks and businesses which plan to connect existing personal computers into such a network. The Company's management believes that the emerging CTI (Computer Telephone Integrated) technologies will help stimulate future growth in the PC business audio market and result in increased sales of its SoundXchange hardware.
<PAGE 3>
     The Company also hopes to expand its marketing efforts for SoundXchange hardware products for use with PC Videoconferencing, for computer telephone use on the Internet and for kiosk use. According to Electronic Engineering Times "...the packed house for a demonstration of real-time phone calls over the Net signaled that big changes may lie ahead in how we communicate by telephone." The Company's SoundXchange hardware is compatible with software packages that are in use for these purposes.

The Company's Strategy

     The Company's strategy is to offer easy to use and cost effective communication products for use in home and business. Central to this strategy is the Company's commitment to a continuing effort to enhance its existing products, to reduce product manufacturing costs without sacrificing product quality, and to enhance its communications products. The success of such strategy, however, is dependent upon the acceptance of its communications products in the home and the office environment. The Company is faced with severe cash flow problems which limit the development and marketing of its products.

The Company's Products

SoundXchange Hardware.

     The Company's principal hardware product is the SoundXchange. Six versions of SoundXchange are available. All six products use a telephone hand-set/speakerphone attachment to permit users to record and play voice messages on a personal computer, to communicate over the Internet or, when used as a kiosk application to communicate with a remote location. Since the
 SoundXchange incorporates a microphone and amplified speaker, along with a hand-set, users are able to communicate or record or play back messages in a "hands-free" mode, or, if privacy is desired, by speaking or listening directly through the hand-set. The Company decided to base its audio hardware products on this "speakerphone metaphor" believing that users are more comfortable using the familiar speakerphone-like device in a business or home environment than using stand-alone speakers, microphones or headsets, which are typically used for voice input and output on a personal computer.

     SoundXchange Model AX and IP are intended for users that currently have audio boards, circuit boards which give a personal computer sound capabilities, installed on their personal computers, or that prefer to use third party audio board products. Several personal computer manufacturers, including Compaq and IBM, currently sell personal computer systems with built in audio capability. Additionally, a number of audio board upgrades currently are available, such as those manufactured by Creative Technology. The Model IP provides support for external stereo speakers while the Model AX utilizes an internal amplified speaker for hands free use.

     SoundXchange Models B and BX incorporate an audio board, making it unnecessary for the user to purchase and install one separately. Both models B and BX plug directly into the parallel port of a personal computer. The SoundXchange Model B has a parallel port connector which permits continued connection and use of a printer attached at the parallel port. The SoundXchange Model BX is designed for network users who do not have a local printer, and therefore it does not include such a connector. Both models are designed to work with Windows 3.1 software applications that permit recording of sound files utilizing object linking and embedding (OLE).
<PAGE 4>
     SoundXchange Model T is designed specifically for the emerging CTI and desktop video conferencing markets. The Model T includes all of the features of the SoundXchange Model AX and is optimized for use with digital signal processing boards.

     During 1996, a sixth version of the SoundXchange, the Model K was developed for kiosk use by banks and security systems. SoundXchange Model K is designed with a commercial style handset, armored cord and switch plate. During 1997, the Company began to engineer models individually for specific uses by companies involved in the banking and security industries.

Product Warranty and Support

     The Company's SoundXchange products are sold with a 1-year warranty covering parts and labor. When these products are sold by resellers, the Company expects that the first level of support will be provided by the resellers. Since the Company also sells its products directly to end-users, it provides direct support to both its resellers and end-users of its products.

Manufacturing

     To date, the Company has had its SoundXchange products manufactured by Joinsoon Electronics Manufacturing, Ltd., a Taiwanese electronics manufacturing firm that also is a stockholder of the Company. While there is no formal agreement between the Company and Joinsoon, they have agreed that the Company may periodically solicit competitive price quotes from other manufacturers, and that the Company may produce its SoundXchange products through other manufacturers if Joinsoon is unable or unwilling to reduce manufacturing prices to meet any such price quotes within 90 days after having been notified of such quotes.

     The time between order and receipt of SoundXchange products has historically ranged up to 120 days, depending upon the model and inventory levels of key components at the Taiwanese manufacturer. The Company currently has inventory levels sufficient to supply 120 days or more of anticipated demand for each current model of the SoundXchange except Model T, Model IP, and Model K. The SoundXchange Model T, IP and Model K orders are currently being filled by modifying SoundXchange Model AX's. The SoundXchange Model IP and Model K modifications are performed in house and the work on the Model T is performed by a third party manufacturer. The time required for modifying the Model AX's to produce Model T's is approximately 45 days and the Company is currently having the work done on a per order basis. There can be no assurance that the Company's operating results will not be adversely affected in the future by a reduction or interruption in supply from third-party contractors, particularly in light of the Company's cash flow problems.

     While the Company has not historically experienced any significant level of defective components or products, and it has generally been able to obtain lower prices in response to competitive price reductions, its operating results could be adversely affected in the future by the receipt of defective components or products, its inability to obtain products in a timely fashion because of problems with its suppliers related to its cash flow problems, an increase in prices from suppliers, or the inability of the Company to obtain lower prices in response to competitive price reductions.
<PAGE 5>
Marketing and Distribution

     The Company sells its SoundXchange peripherals products directly to end-users, through independent dealers for resale to end users, and through the Internet. The Company has agreements with two internet software companies to bundle the SoundXchange with their software. There can be no assurance that these agreements will result in substantial future sales.

Research and Development

     In the fiscal years ended September 30, 1997 and 1996, there were no research and development expenses. Software development costs for the fiscal years ended September 30, 1997 and 1996 were $0 and $858 respectively. The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a consulting agreement with Torrey Pines Research (TPR), to five of the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these
consulting services.   The Company believes that modifications to the
Company's SoundXchange products is important to the long term viability of such products and the future revenues of the Company.

Competition

     There are a number of other companies which have developed and are now marketing products which may be considered competitive with the Company's SoundXchange products. These products include multimedia input/output hardware and software from Creative Technology and Logitech. To date, however, the Company is unaware of any other sound input/output device for the personal computer currently on the market that uses a speakerphone style device similar to that used in the InterActive SoundXchange.

<PAGE 6>
     Despite the Company's belief that its products are well positioned to compete successfully in what it believes to be a growing market for home and business-oriented multimedia communications, many other companies, both domestic and foreign, with technical, marketing, and financial resources considerably larger than the Company's, are capable of developing and introducing products which are more directly competitive with the Company's products. The Company will attempt to establish and maintain brand name recognition and product demand through, whenever practical, creative marketing, by maintaining competitive pricing, and by continuing to introduce innovative products.

Proprietary Rights

     The Company's ability to compete successfully will depend in part on its ability to protect its proprietary know-how and technology, including its proprietary software, its proprietary hardware and its know-how related to audio-visual and personal computer technologies. The Company intends to rely on a combination of copyright protection, trade secrets, patents, non-disclosure agreements, and licensing agreements to protect its proprietary rights. The Company has been awarded a U.S., a Chinese, and a Taiwanese patent on its SoundXchange product. The Company intends to continue to file patent applications covering its products as appropriate.

     From time to time, the Company receives letters alleging the possible infringement by the Company in its use of its products. The Company does not believe that any such claims made to date will have any material adverse impact on the Company's financial position or operations.

     The laws of some foreign countries do not provide the same degree of protection of proprietary rights as do the laws of the United States. Therefore, there can be no assurance that any measures taken by the Company will prove to be sufficient to prevent the unauthorized use of its technology in such countries. Moreover, the Company believes that its success will depend more upon its ability to respond to changing market demands through continuing product refinement, the introduction of new products, and development of effective marketing programs.

Major Customer

     During fiscal 1997, the Company had two major customers who accounted for 23.7% and 9.8% of its sales respectively. Although there can be no assurance that these customers will continue to purchase at this level, the Company feels that the prospects that overall sales may increase which will make dependence on these customers unnecessary.

Employees

     As of September 30, 1997, the Company had no full time employees. The Company has an agreement with an outside consultant engaged in finance and administrative operations. The Company also has an agreement with an outside sales representative who receives commission on salesand also is engaged in administration. The Company does not currently have any employees engaged in research, product development and engineering, but the Company does have access, through a consulting agreement with Torrey Pines Research (TPR), to five of the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for
these consulting services.    The Company is not a party to any collective
bargaining agreement.
<PAGE 7>
ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

     The Company owns the 22,000 square foot facility that it occupies in Humboldt, South Dakota. It conducts all of its activities from this facility and from the facility owned and operated by its outside salesman. The Humboldt property is subject to mortgages in favor of the Company's bank and the City of Humboldt, South Dakota granted by the Company in connection with the purchase of the facility and to certain liens in connection with the Company's inability to pay for building improvements performed by contractors.

     The Company believes that the location of its principal facilities in South Dakota provides the Company with access to highly motivated, well trained workers, and a low cost of living, which the Company believes will help constrain future operating costs. The Company has received support at both the local and state levels in the form of low interest loans from both the City of Humboldt and the State of South Dakota. South Dakota currently has no state income tax on corporations.

     The Company believes that its current facilities are in reasonably good condition and will satisfy its needs for at least the next few years.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The Company is not able to meet its obligations to its secured creditors at this time.

     The Company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal year 1997.


<PAGE 8>
PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on June 16, 1993.
The offering consisted of Units each consisting of one share of Common Stock and one redeemable Common Stock Purchase Warrant to purchase one share of Common Stock at a price of $6.75. These warrants expired June 16, 1996.
The Common Stock and Warrants included in the Units were not separately transferable until December 13, 1993. The Warrants would have been redeemable by the Company at $.05 per Warrant upon 30 days' notice mailed within 20 days after the closing bid price of the Common Stock equaled or exceeded $8.00 for a period of 20 consecutive trading days.

     The Units were quoted on the Nasdaq Small Cap Market from June 16, 1993 to July 21, 1994 under the symbol "IACT-U". The Common Stock and Warrants were quoted on the Nasdaq Small Cap Market from December 13, 1993 to July 21,
 1994 under the symbols "IACT" and "IACT-W" respectively. On July 21, 1994 the Company's securities were delisted from the Nasdaq Small Cap Market because of the Company's inability to maintain Nasdaq's minimum stockholder's equity requirements for listing. The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "INAV". The Company's Units and Warrants are not currently trading.

On September 30, 1997 there were approximately 352 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

Dividends

     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through the private and public sale of equity securities and convertible debt, loans from its principal stockholder, Torrey Pines Research, short term bank borrowings under bank lines of credit, and capital equipment leases.
 On February 28, 1993, the Company completed an exempt offering of common stock at a purchase price of $5.25 per share pursuant to Rule 504 under the Securities Act of 1933, as amended. The Company sold 123,700 shares of common stock and raised $636,567, net of stock issuance costs of $12,858.
On June 16, 1993, the Company completed a initial public offering of 1,150,000 units at $4.50 per unit, each unit consisting of one share of the Company's common stock and one redeemable common stock purchase warrant to purchase one share of common stock at a price of $6.75. This offering raised $4,270,541, net of stock issuance costs of $904,459. On June 1, 1994 the Company became effective with a registration statement filed with the Securities and Exchange Commission. The Company offered 1,930,547 shares of Common Stock to stockholders of record on May 20, 1994, at a price of $1.25 per share. The offering was held open to the stockholders through June 22, 1994. From
June 23, 1994 to December 22, 1994 the offering was open to the public
<PAGE 9>
generally, on a first come first serve basis. Through September 30, 1995 the Company issued 821,000 shares and received $116,587 in cash, $574,075 in conversion of notes and note interest, lease settlement, consulting and accounts payable net of offering expenses of $89,747.

     The Company used the proceeds of these offerings to fund an initial marketing push in an attempt to increase the name recognition of and customer demand for its SoundXchange, M-Mail, M-Message and InterActive Communicator products, which included purchasing advertising in trade publications and showing the Company's products at the Comdex industry trade show in November 1993. The Company also used proceeds to purchase $543,974 in SoundXchange inventory in the fourth quarter of fiscal year 1993, and an additional $418,721 in SoundXchange inventory in the first quarter of fiscal year 1994, in anticipation of significant increases in sales, which at the time were projected to begin in the first half of fiscal year 1994. Also in anticipation of increased sales, the Company increased its total personnel from 21 employees in June 1993 to 60 as of December 31, 1993. Over the same period, the Company purchased $325,474 in property and equipment and acquired, by means of long term capital leases, $50,837 in property and equipment.

     In January 1994, the Company obtained a 90 day, $500,000 line of credit from a local bank. The line of credit was at a variable interest rate of 2% over the bank's commercial base rate with interest on the outstanding balance due monthly. This line was secured by liens against substantially all of the Company's assets, a pledge by Torrey Pines Research of a $250,000 certificate of deposit, the corporate guaranty of Torrey Pines Research and the personal guaranty of the Company's Chief Executive Officer. At September 30, 1994, the Company had borrowings of $500,000 outstanding under this line of credit. The Company had intended to reduce or pay off this line of credit out of the net proceeds of the June 1, 1994 offering. Due to the limited amount of cash proceeds raised in the offering, the Company was unable to pay this note.
This note was paid off by Torrey Pines Research, Inc., a related party in exchange for a subordinated secured interest, a $500,000 note payable to Torrey Pines Research, Inc. and the issuance of 1,000,000 warrants to purchase the Company's common stock based on an exercise price of $.50 per share. The warrants are exercisable for a period of 18 months after repayment of the note. The note to Torrey Pines Research is at a variable interest rate of 1% less than the variable interest rate charged by the bank (9.43% at September 30, 1997), with principal and accrued interest due on September 6, 1995. The Company was unable to pay principal or interest on this note and is now in default.

     The Company has an additional line of credit with the same bank, which it entered into in connection with the Powerhouse acquisition, for the lesser of $500,000 or a borrowing base equal to the sum of 85% of certain accounts receivable owed by government agencies, 75% of certain accounts receivable owed by third persons other than government agencies, and 60% of inventory of the Company's Powerhouse division. Borrowings under this line are payable upon demand. The line of credit bears interest at a variable interest rate of
 .75% over the bank's commercial base rate (10.43% at September 30, 1997) with interest on the outstanding balance due monthly. This line is secured by liens against substantially all of the Company's assets. At September 30, 1997, the Company had borrowed $213,500 under this line of credit. The Company has been unable to make the monthly interest payments and is accruing the interest.
<PAGE 10>
     The Company is delinquent on its notes payable to the bank, most of its leases and most of its trade accounts payable. Although the bank has taken no steps to force liquidation of the Company in order to satisfy its obligation, there can be no guarantee that this will not change in the future. The Company also has a South Dakota Use Tax obligation of approximately $62,600 plus penalty and interest. This obligation was incurred over a period of three years and is being appealed by the Company. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The exposure to judgments could include all of the current and long term liabilities, which total $2,684,000 at September 30, 1997. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders. The bank is in first position as a secured creditor.

     The Company's inventory of SoundXchange hardware, which, as of September 30, 1997, accounted for 64% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future. Although there can be no guarantee that this will increase sales of the SoundXchange hardware, the Company believes that an increase in sales will occur allowing the Company to reduce its inventory of the SoundXchange hardware.

     The Company was also unable to pay its auditors in order to have audited financial statements for the years ended September 30, 1997, 1996, 1995 and 1994. The absence of audited financial statements may jeopardize the ability of the Company to continue as a reporting company and may jeopardize the ability for the Company's stock to trade on the OTC Bulletin Board.

     In March, April and May of 1994, the Company borrowed an aggregate of $71,000 from a total of seven investors, including certain of the Company's executive officers and existing stockholders, to raise cash needed for operations. Interest is payable quarterly at a 15% annual rate and is being accrued. Each of these loans was repayable on April 15, 1997, unless previously converted at any time after April 15, 1995 into shares of the Company's Common Stock at the conversion price of $2.75 per share. In June 1994, $66,000 of these notes and accrued interest were converted into common stock registered by the June 1, 1994 Prospectus. The Company was unable to meet its obligation to repay the balance of these loans.

     The Company has a net operating loss carryforward for tax purposes of approximately $8,108,000 and research and development tax credits carryforward of approximately $16,500 at September 30, 1997. For financial reporting purposes, the operating loss carryforward is approximately $9,414,000 which represents the amount of future tax deductions for which a tax benefit has not been recognized on the financial statements. However, the Company will not be able to utilize any such credits unless it has sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.
<PAGE 11>
Capital Expenditures

     On September 29, 1993, the Company purchased the exclusive rights to the Company's SoundXchange product from Torrey Pines Research, its principal stockholder which worked with the Company to co-develop the SoundXchange.
The purchase was paid for with $95,000 in cash and warrants to purchase 95,000 shares of Common Stock at $6.75 per share. The Company recorded a gain on the transaction of $68,714, resulting from the purchase of such rights at a cost lower than the liability that the Company had been reflecting on its balance sheet. As a result of such purchase, the Company no longer has to pay a royalty fee to Torrey Pines Research of $5.00 per SoundXchange unit. See "Certain Transactions - Torrey Pines Research/William J. Hanson."

     On October 1, 1993, the Company purchased substantially all of the assets of Powerhouse Computer Sales, Ltd. ("Powerhouse") for $75,000 cash, 30,000 shares of common stock valued at $97,500, and the assumption of liabilities of Powerhouse totaling $484,927. The acquisition has been accounted for as a purchase and the purchase price was allocated to the acquired assets and liabilities.

Results of Operations

Comparison of Fiscal Years 1996 and 1997

     Revenue. Net sales for fiscal years 1997 and 1996 were $77,000 and $130,000, respectively. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Models A, B and BX.

     Gross Profit. The gross margin for fiscal years 1997 and 1996 were 52% and 35%, respectively. The increase from the previous year is due primarily to an increased emphasis on indiviually engineered units with their relatively higher profit margins.

     Sales and marketing expenses. Sales and marketing expenses for fiscal 1997 and 1996 were $78,000 and $139,000, respectively. During fiscal year 1997, the Company continued its marketing efforts to increase the market exposure of its SoundXchange. The Company plans to pursue marketing efforts primarily through editorial review and the Internet during fiscal 1998.

     Research and development. There were no research and development expenses for fiscal 1997 and 1996. The Company continued its emphasis on enhancements to its existing products which were enhanced primarily by its outside sales consultant. Amounts capitalized in connection with software development for fiscal 1997 and 1996 were $0 and $900, respectively. Software development amortization expense for fiscal 1997 and 1996 was $85,000 and $85,000, respectively. The Company wrote off the remaining value of its capitalized software development costs at September 30, 1997. These amounts were reduced because the Company has not sold any of its software products in the past six months and does not expect to be able to do so in the forseeable future.

     General and administrative. General and administrative expenses for fiscal 1997 and 1996 were $11,000 and $38,000, respectively. As the scope of the Company's operations decreased, general and administrative expenses decreased. The Company currently has outside consultants engaged in administrative duties.
<PAGE 12>
     Depreciation and Amortization. Depreciation and amortization expenses for fiscal 1997 and 1996 were $104,000 and $104,000, respectively.

     Nonoperating Income (Expense). Nonoperating income (expense) for fiscal 1997 and 1996 were ($672,000) and ($24,000), respectively. In 1997, the
Company wrote down $661,680 of assets which included $634,851 of inventories, to reflect lower of cost or estimated fair value based on salvage values provided by two outside liquidating companies and $26,829 of previously capitalized software development costs, to reflect the Company's current estimates of fair market value of these assets under the Company's current financial constraints.

     Net Loss. The Company suffered a net loss for fiscal 1997 of $854,535 or $0.27 per share on 3,136,670 weighted average shares outstanding compared to a net loss for fiscal 1996 of $274,000 or $0.09 per share on 3,018,992 weighted average shares outstanding. The increase in the net loss was due primarily to the writedown of inventories and other assets to bring them to reflect their estimated current value.

     Management believes that the largest challenges that the Company will confront during 1998 are in its attempt to achieve increases in revenues and profitability during fiscal 1998. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals in the long term, there can be no assurance that the Company can continue to be an ongoing concern or that it will be able to achieve any or all of its objectives for fiscal 1998.


ITEM 7.  FINANCIAL STATEMENTS (unaudited)

The Unaudited Financial Statements are filed as part of this Annual Report on form 10-KSB.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

     None

<PAGE 13>
PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 40, has served as President, COO of the Company since November, 1996. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of National Sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     Russell Pohl, 72, has served as a director of the Company since February 1993 and as President from September 1995 to November 1996. Mr. Pohl served as Branch Chief and Chief of Data Services for the Earth Resources Observation Systems Data Center of the U.S. Department of the Interior from 1975 to May 1991. Mr. Pohl retired from that position in May 1991. Prior to his work with the Federal government, Mr. Pohl was Vice-President of Raven Industries,
 Inc. for some 16 years. Early in his career, he was a physicist for a Fortune 500 company.

     Gerard L. Kappenman, 53, served as President, Chief Executive Officer and a director of the Company from its incorporation in October 1989 until September 1995. He continues to serve as a director and Secretary. Mr. Kappenman is currently a computer information systems instructor at Southeast Technical Institute. Prior to joining InterActive, Mr. Kappenman was a self-employed product and marketing consultant from March 1988 through September 1989. From February 1987 to March 1988, Mr. Kappenman was Senior Vice President, Product Marketing at Data Voice Solutions, a company engaged in the development and marketing of personal computer-based communications products.

     William J. Hanson, 49, has served as a director of the Company since its incorporation in October 1989 and as its Chief Operating Officer from October 1992 to January 1994. Mr. Hanson is a founder and President of Torrey Pines Research, Inc. ("Torrey Pines") since its founding in October 1986. Torrey Pines is a technical research and development firm.

ITEM 10.     MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

     The following table sets forth the compensation received from the Company by the Company's CEO and President, COO for services rendered in all capacities to the Company during the fiscal year ended September 30, 1997, as well as such compensation received by him from the Company during the Company's two previous fiscal years:

                             SUMMARY COMPENSATION TABLE

                                            Long-term Compensation
                    Annual Compensation           Awards
                                               Restricted
                                               Stock
                                Other          Awards
Name and
Principal Position    Year        $             $
___________________________________________________________________
Robert Stahl          1997        18,271         6,500
  President, COO

Russ Pohl             1997         2,140         5,720
  CEO                 1996             0        19,700

Stock Options

     The CEO and President did not exercise any options during fiscal year
1997.
<PAGE 14>
Compensation of Directors

     Each member of the Board of Directors of the Company who is not an officer of the Company receives a fee of $100 for each meeting attended and is reimbursed for all reasonable expenses incurred by such member in attending such meeting. During 1997 the Company accrued but did not pay the $100 per meeting to the directors.

     The Company's Bylaws provide that the Company must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by South Dakota law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Employment Arrangements

     In March 1993, the Company entered into a three-year employment agreement with Mr. Kappenman, providing for a base annual salary of $72,000 per year effective June 1, 1993. In addition, Mr. Kappenman was entitled to receive annual incentive bonuses in amounts up to 100% of his base annual salary if the Company achieved revenue and profitability goals outlined in annual operating plans adopted each fiscal year by the Company's Board of Directors. In connection with the execution of this employment agreement, Mr. Kappenman also was granted options under the Company's 1992 Stock Option Plan to purchase 50,000 shares of the Company's Common Stock at $5.85 per share. In August 1995, Mr. Kappenman voluntarily terminated the agreement without remuneration.

     In October 1993, in connection with the acquisition of Powerhouse Computer, Ltd., the Company entered into a three year employment agreement with James R. Cink, providing a base annual salary of $70,000 effective October 1, 1993. In addition, Mr. Cink was to be entitled to receive annual incentive bonuses if the Company achieved revenue and profitability goals. In connection with the execution of this employment agreement, Mr. Cink also was granted options under the Company's 1992 Stock Option Plan to purchase 20,000 shares of the Company's Common Stock at $5.25 per share. On August 31, 1994 the Company terminated the employment agreement. Under the terms of the employment agreement the Company could be liable to Mr. Cink for up to an additional $100,000. The Company has not accrued this liability because it does not feel that the amount is owed due to the performance of the Powerhouse division during fiscal 1994. The Company did offer to return the Powerhouse division to Mr. Cink, the alternative discussed in the employment agreement, but Mr. Cink declined the offer.
<PAGE 15>
     In September 1995, the Company entered into an employment agreement with Mr. Pohl, providing for a base monthly salary of $1,500. During fiscal 1996, Mr. Pohl elected to receive InterActive restricted common stock for his services at a value of $0.15 per share. Mr. Pohl voluntarily resigned as president in November, 1996 but continues to serve as CEO and a director.
His remuneration as CEO was 5,000 shares of restricted common stock monthly. In April, 1997 the Company revised Mr. Pohls compensation to commissions on a sliding scale based on volume of sales.

     In November 1996, Mr. Stahl was appointed President, CEO with remuneration of 10,000 shares of restricted common stock monthly. In April, 1997 Mr. Stahls compensation was revised to a sliding commission based on volume of sales.


<PAGE 16>
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of September 30, 1997 by (i) each of the Company's directors, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and (iii) all directors and officers of the Company as a group. The address for each stockholder listed is in care of the Company, 204 North Main, Humboldt, South Dakota 57035.


Name                             Number of Shares            Percent of
                                 Beneficially Owned(1)    Outstanding Shares
                                 _____________________    __________________
Gerard L. Kappenman(2)                115,170                   3.6
William J. Hanson(3)                1,746,544                  41.6
Russell Pohl(4)                       200,757                   6.3
Robert Stahl(5)                        77,410                   2.5
Torrey Pines Research(6)            1,507,299                  39.6
All directors and officers as a
group (four persons) (2)(3)(4)(5)   1,100,836                  50.4
____________________________________________________________________________
____________________________________________________________________________

(1)          The percentages shown include the shares of Common Stock which each named stockholder has the right to acquire within 60 days of September 30, 1997. In calculating percentage ownership, all shares of Common Stock which a named stockholder has the right to acquire upon conversion of Series A Preferred Stock and of convertible notes payable by the Company and exercise of warrants and of options issued pursuant to the Company's stock option plans are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder.
(2)          Includes 6,667 shares of Common Stock issuable upon conversion of
               Series A Preferred Stock, 12,000 shares of Common Stock issuable upon exercise of options.
(3)          Includes 45,001 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 1,000,000 shares of Common Stock issuable upon exercise of warrants. Of this total, an aggregate of 89,100 shares are owned of record by Mr. Hanson, and 1,657,444 shares are owned of record by Torrey Pines.
(4)          Includes 4,168 shares of Common Stock issuable upon conversion of
               Series A Preferred Stock and 21,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.
(5)         Includes 3,744 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.
(6)         Includes 36,667 shares of Common Stock issuable upon conversion of
              Series A Preferred Stock, and 1,096,000 shares of Common Stock issuable upon exercise of warrants.


<PAGE 17>
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CSS Ltd./Robert Stahl

     Consulting fees and commissions. During 1997, the Company issued 6,500 shares of restricted common stock to Mr. Stahl as compensation for services. CSS Ltd./Robert Stahl earned $18,271 in commission on sales of which the Company was only able to pay $1,484 because of its financial constraints.
The Company also paid CSS Ltd. $6,970 for inventory which was purchased on the Companys behalf.

Russell A. Pohl

     Salary.   During fiscal 1996 the Company issued 131,333 shares of
restricted common stock to Mr. Pohl in lieu of salary. During 1997, Mr. Pohl was issued 15,000 shares of restricted common stock as compensation for services and earned commissions in the amount of $2,140.

Gerard L. Kappenman.

     Loans to the Company. In fiscal 1991 the Company sold an aggregate of $4,000 of 14% convertible notes to Mr. Kappenman. In fiscal 1994 the Company sold an aggregate of $16,000 of 15% convertible notes to Mr. Kappenman. These notes were subsequently converted to common stock, see stock and warrant purchases and awards below.

     Guarantees. In fiscal 1992, Mr. Kappenman guaranteed repayment of borrowing by the Company under its then current bank line of credit. In January 1992, Mr. Kappenman guaranteed repayment of borrowing by the Company of a $40,000 loan made with the South Dakota Governor's Office of Economic Development. In fiscal 1993, Mr. Kappenman guaranteed repayment of borrowing by the Company under its then current bank line of credit. This guaranty was terminated upon the completion of the Company's initial public offering in June 1993. In January 1994 Mr. Kappenman guaranteed the Company's $500,000 secured line of credit that matured on July 20, 1994. This guaranty was terminated when Torrey Pines Research assumed the note (see below).

     Stock and Warrant Purchases and Awards. In connection with the incorporation and initial organization of the Company, Gerard A. Kappenman purchased, on October 10, 1989, 180,000 shares of Common Stock at $0.003 per share, for an aggregate purchase price of $540. During the fiscal year ended September 30, 1991, Mr. Kappenman purchased 6,667 shares of the Company's Series A Preferred Stock, having a liquidation preference of $1.35 per share, for $9,000 in cash and returned 33,333 shares of Common Stock of the Company to help offset the dilution of the Company's equity from the offering of such Preferred Stock to existing stockholders. In fiscal year 1992, the Company granted 1,330 shares of the Company's Common Stock to Mr. Kappenman for services rendered to the Company, and Mr. Kappenman converted 14% convertible notes and accrued interest aggregating $4,216.33 into 1,406 shares of Common Stock. As incentive for the early conversion of such notes, Mr. Kappenman was granted a warrant to purchase 703 shares of Common Stock at a price of $3.00 per share exercisable at any time through December 31, 1995. In March 1993, the Company's Board of Directors granted to Mr. Kappenman an option to purchase up to 50,000 shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan at an exercise price equal to 130% of the initial offering price of the units, subject to stockholder approval of the increase in the number of shares issuable. The options expired 90 days
<PAGE 18>
following Mr. Kappenman's resignation as President of the Company. In 1994 Mr. Kappenman converted $16,384 of convertible notes and accrued interest into 13,107 shares of common stock registered by the Company's Prospectus dated June 1, 1994. Mr. Kappenman was granted 18,000 options by the Board of Directors in September, 1995 pursuant to the Company's 1993 Stock Option Plan at an exercise price of $0.25 per share. The options in equal portions vest over a period of 36 months.

     Consulting Fees and Salary. On October 12, 1989, the Company paid $540 to Mr. Kappenman for consulting services provided prior to October 1, 1989. During fiscal year 1990, the Company paid Mr. Kappenman $27,871 in combined salary and bonus. During fiscal year 1991 and 1992 the Company paid Mr. Kappenman $23,500 and $22,000, respectively, in salary. In fiscal year 1993 Mr. Kappenman received $42,000 in salary and a bonus of $25,000 for services rendered during such year. In 1994 Mr. Kappenman received $70,000 in salary. In 1995 Mr. Kappenman received $32,230 in salary.

Torrey Pines Research, Inc./William J. Hanson

     SoundXchange Royalty Agreement/Buyout. Torrey Pines co-developed the Company's SoundXchange products with the Company under terms that provided for royalty payments of $5.00 for each SoundXchange unit sold by InterActive. Under the terms of this agreement, the Company retained an exclusive right to sell and distribute SoundXchange and its derivative products, subject to the requirement that payments to Torrey Pines of at least $50,000 were made in the first year following introduction of SoundXchange and $100,000 in the second year. In September 1993, the Company purchased all unowned rights to SoundXchange for $95,000 in cash and warrants to purchase 95,000 shares of Common Stock at $6.75 per share, expiring on September 29, 1997.

     Leases. The Company received rental income from Torrey Pines for the use of office space at the InterActive facility, in the amount of $18,600 for the fiscal year ended September 30, 1992. In July 1993, Torrey Pines and the Company entered into a two-year sub-lease agreement pursuant to which the Company sub-leased office space from Torrey Pines at a rate of $5,050 per month. The Company and Torrey Pines subsequently agreed to reduce the space leased pursuant to the lease, and to reduce the rent to $500 per month, for a period of 9 months. The term of the lease was also extended from June 1995 through March 1996. This lease was bought out for 36,000 shares of common stock registered by the Company's prospectus dated June 1, 1994. During 1995, the Company rented office space to Torrey Pines for $1,000 month to month rental. In 1996, rent from Torrey Pines was $6,000 and the month to month rental was terminated.

     Loans to the Company. During fiscal 1991 the Company sold an aggregate of $45,000 of 14% convertible notes to Torrey Pines. During fiscal 1992, the Company sold an aggregate of $65,000 in principal amount of its 15% convertible notes to Torrey Pines, and $35,000 principal amount of such notes to William Hanson. During that same year, Torrey Pines converted its 14% convertible notes and accrued interest aggregating $48,039 into 16,013 shares of Common Stock, and, as an incentive for such early conversion, was granted warrants to purchase 8,007 shares of Common Stock at a price of $3.00 per share at any time through December 31, 1995. In fiscal 1993, the Company entered into an agreement evidenced by a demand note with Torrey Pines pursuant to which Torrey Pines agreed to lend the Company up to a maximum of $100,000 to be used by the Company to purchase inventory of certain products. During fiscal 1993, the Company borrowed $95,049 from Torrey Pines which was payable at an annual interest rate of 12%. The Company repaid all $95,049 of such principal amount plus all $2,767 in accrued interest during fiscal 1993. In 1994, the Company sold an aggregate of $25,000 and $15,000, respectively, of 15% convertible notes to Torrey Pines and Mr. Hanson, these notes were subsequently converted to common stock, see below.
<PAGE 19>
     Guarantees/Pledge. In fiscal 1992, Torrey Pines guaranteed repayment of borrowing by the Company under its then current bank line of credit. In connection therewith, in January 1992 Torrey Pines was granted three-year warrants to purchase 6,667 shares of Common Stock at $3.00 per share. This guaranty was terminated upon the completion of the Company's initial public offering in June 1993. In January 1994 Torrey Pines guaranteed the Company's $500,000 secured line of credit that matured July 20, 1994, and pledged a $250,000 certificate of deposit to secure such line. During fiscal 1995 the bank requested repayment of the $500,000 line of credit and Torrey Pines Research paid the note in exchange for a subordinated secured interest, a $500,000 note payable to Torrey Pines Research, Inc. and the issuance of 1,000,000 warrants to purchase the Company's common stock based on an exercise price of $.50 per share. The warrants are exercisable for a period of 18 months from the date the note is paid. The new note to Torrey Pines Research is at a variable interest rate of 1% less than the variable interest rate charged by the bank (9.68% at September 30, 1995), with principal and accrued interest due on September 6,1995. The Company was unable to pay the principal or interest on this note and is now in default.

     Consulting Services.  On October 12, 1989, the Company paid $460 to
Torrey Pines for consulting services provided prior to October 1, 1989.
During the fiscal year ended September 30, 1990, the Company received $104,000 in consulting fees from Torrey Pines for services provided related to research in multimedia technologies. The Company received additional consulting fees from Torrey Pines amounting to $6,000 during fiscal 1991, $8,248 in fiscal 1992, and $3,000 for the six months ended March 31, 1994. Torrey Pines performed consulting services for the Company during the fiscal year ended September 30, 1992 having a value of $75,659, which was paid through the issuance of an aggregate of 28,916 shares of the Company's Common Stock.
Torrey Pines also was awarded 5,000 shares of Common Stock in fiscal 1992 for services rendered to the Company. During fiscal 1993, in consideration for $202,614 of consulting services provided to the Company by Torrey Pines during the first calendar quarter of 1993, the Company issued 20,000 shares of its Common Stock, valued at $5.25 per share, to Torrey Pines and paid Torrey Pines
$97,614 in cash.   For fiscal 1994, the Company paid or accrued to Torrey
Pines $112,665 for consulting services. During fiscal 1995, the Company sold an aggregate of $14,460.50 of equipment which was no longer in use by the Company to Torrey Pines. Torrey Pines prepaid $13,339 in consulting fees. During fiscal 1996, the Company issued an aggregate of 169,280 share of restricted Common Stock having a value of $25,391 to Torrey Pines in settlement of prepaid consulting fees which the Company was unable to perform.

     From July through December 1993 the Company paid Mr. Hanson $6,000 per month as compensation for serving as Chief Operating Officer of the Company.

     Additional Stock and Warrant Purchases and Awards. In connection with the incorporation and initial organization of the Company, Torrey Pines purchased, on October 10, 1989, 153,333 shares of Common Stock at a price of $0.003 per share, for an aggregate purchase price of $460. During fiscal 1991, Torrey Pines purchased 20,000 shares of the Series A Preferred Stock, having a liquidation preference of $1.35 per share, for $27,000 in cash, and 16,667 shares of the Series A Preferred Stock, having a liquidation preference of $1.80 per share, for $30,000 in cash. In addition Mr. Hanson purchased 5,278 shares of the Series A Preferred Stock having a liquidation preference of $1.35 per share for $7,125 in cash and 3,056 shares of the Series A Preferred Stock having a liquidation preference of $1.80 per share for $5,500 in cash. During the fiscal 1992, Torrey Pines purchased 13,889 shares of the Company's Common Stock for $35,000 in cash and Mr. Hanson purchased 14,668 shares of the Company's Common Stock, for $31,000 in cash (approximately
$2.11 per share).
<PAGE 20>
     During fiscal year 1993, in connection with the Company's sales of an aggregate of 123,700 shares of Common Stock at $5.25 per share subsequent to September 30, 1992, Torrey Pines purchased 9,400 shares of the Company's Common Stock for $49,350 in cash and Mr. Hanson purchased 4,572 shares of Common Stock for $24,003 in cash. During fiscal year 1994 the Company issued Torrey Pines and Mr. Hanson 186,350 shares and 41,686 shares, respectively, of common stock registered by its prospectus dated June 1, 1994, for convertible notes and interest, accounts payable and lease settlement.

Recent Transactions.

     All transactions between the Company and its executive officers, directors, or principal stockholders, or any of their affiliates, have been approved by a majority of the disinterested members of the Company's Board of Directors, or have been on terms that the Company believes to be no less favorable to the Company than those that could be obtained from an unaffiliated third party in arms-length transactions.
<PAGE 21>
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     The following documents are filed as part of this report:

      1.     Financial Statements                                     Page No.

              Management's statement on Unaudited Financial Statements     F-1
              Balance Sheets                                               F-2
              Statements of Operations                                     F-3
              Statements of Stockholders' Equity                           F-4
              Statements of Cash Flows                                     F-5
              Notes to Financial Statements                                F-7

       2.     Exhibits

Exhibit Number
     10.01  Sale of Assets Agreement dated as of November 2, 1993, between
                Powerhouse Computer Sales, Ltd. and the Company (Form 8-K
               dated November 2, 1993, file number 000-21898)
     10.02  Disbursement Request and Authorization, and Promissory Note
                payable to Western Bank, dated January 20, 1994*
     10.03  Disbursement Request and Authorization, and Promissory Note
                payable to Western Bank, each dated November 2, 1993 (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.04  Agreement dated as of September 29, 1993, between the Company and
                Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)
     10.05  Sublease Agreement dated as of July 1, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)
     10.06  Assignment of Lease dated November 2, 1993 between Powerhouse
                Computer Sales, Ltd. and the Company.*
     10.07  Employment Agreement dated as of October 1, 1993 between the
                Company and James R. Cink (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.08  Nations Credit Dealer Agreement*

* The exhibits marked with an asterisk have been filed with Form SB-2 registration
     No. 33-77240.

     (b)  Reports on Form 8-K
            There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

<PAGE 22>
                                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: December 5, 1997          INTERACTIVE INC.




                                                    BY: /s/ Robert Stahl
                                                       _________________
                                                           Robert Stahl
                                                           President

                                                     BY: /s/ Gerard Kappenman
                                                         ____________________
                                                          Gerard L. Kappenman
                                                          Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                      TITLES                          DATE

/s/ Robert Stahl                                           December 5, 1997
_______________________
Robert Stahl                   President

/s/ Gerard L. Kappenman        Secretary                   December 5, 1997
_______________________
Gerard L. Kappenman            Director

/s/ William J. Hanson          Director                    December 5, 1997
_______________________
William J. Hanson

/s/ Russell A. Pohl            Director                    December 5, 1997
_______________________
Russell A. Pohl

<PAGE 23>
                                   INTERACTIVE INC.

                                   FINANCIAL REPORT

                                  SEPTEMBER 30, 1997

<PAGE 24>
                                      CONTENTS


                                                                 Page

Letter from management on unaudited financial statements          F-1

FINANCIAL STATEMENTS (unaudited)

     Balance sheets                                               F-2
     Statements of operations                                     F-3
     Statements of stockholders' equity                           F-4
     Statements of cash flows                                     F-5
     Notes to financial statements                                F-6 to F-13

<PAGE F1>
 Statement from management on unaudited financial statements

The following financial statements are unaudited, the Company was not able to pay its auditors to complete the audit of its financial statements for the year ended September 30, 1997. The financial information presented has been prepared from the books and records without audit, but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented.

<PAGE F2>
                            INTERACTIVE INC.
                             BALANCE SHEETS
                      September 30, 1997 and 1996
                              (Unaudited)
                  ASSETS                  1997                       1996
                                     _____________              _____________
CURRENT ASSETS (Notes 3 and 4)
  Cash and cash equivalents          $       1,165              $       1,034
  Accounts receivable                       10,418                     20,571
  Inventories                               21,713                    681,369
  Prepaid expenses and other                   800                      1,531
                                     _____________              _____________
           Total current assets      $      34,096              $     704,505

PROPERTY AND EQUIPMENT, at cost (Notes 3, 4 and 5)
  Land                               $       1,962              $       1,962
  Building and improvements                 84,963                     84,962
  Computer and office equipment             54,246                     54,246
                                     _____________               ____________
                                     $     141,170               $    141,170
  Less accumulated depreciation             77,032                     62,032
                                     _____________                ____________
                                     $      64,138                $     79,138
                                     _____________                ____________
OTHER ASSETS, at cost (Notes 2, 3 and 4)
  Cost                               $     253,971                $    280,800
  Less accumulated amortization            244,526                     155,739
                                     _____________                 ___________
                                     $       9,444                 $   125,061
                                     _____________                 ___________
                                     $     107,679                 $   908,704
                                     _____________                  __________
                                     _____________                  __________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, bank  (Note 3)       $    213,500                 $   213,500
  Notes payable, related party             545,000                     545,000
  Current maturities of long-term debt
             (Note 4)                      265,436                     264,847
  Accounts payable, trade                1,119,092                   1,113,964
  Accounts payable, trade,
        Torrey Pines Research, Inc.        296,297                     300,297
  Accrued expenses                         244,526                     193,288
                                       ___________                 ___________
           Total current liabilities   $ 2,683,851                 $ 2,630,896
                                       ___________                 ___________
LONG-TERM DEBT (Notes 4 and 5)
                                       $   265,436                 $   269,863
  Less current maturities                 (265,436)                   (264,846)
                                       ___________                  __________
                                       $         0                  $    5,017

STOCKHOLDERS' EQUITY (Notes 4, 9 and 10)
  Series A preferred stock, par value $.001 per share; authorized
    5,000,000 shares; issued 1997 113,901 shares; 1996 117,235 shares;
    total liquidation preference 1997 of $178,019; 1996 of $182,520
                                       $       114                  $      117
  Common stock, par value $.001 per share; authorized 10,000,000 shares;
    issued 1997 3,190,976 shares; 1996 3,105,793 shares
                                             3,191                       3,106
  Additional paid-in capital             6,834,594                   6,829,103
  Accumulated deficit                   (9,414,070)                 (8,559,535)
                                       ___________                 ___________
                                       $(2,576,172)                $(1,727,209)
                                       ___________                 ___________
                                       $   107,679                 $   908,704
                                       ___________                 ___________
                                       ___________                 ___________

See Notes to Financial Statements.

<PAGE F3>
                         INTERACTIVE INC.
                   STATEMENTS OF OPERATIONS
              Years Ended September 30, 1997 and 1996
                           (Unaudited)
                                                      1997             1998
                                                 ____________      ___________
Net Sales                                        $     76,590     $    130,117
Cost of goods sold, exclusive of depreciation
and amortization shown separately below                36,972           84,404
                                                 ____________      ___________
            Gross profit                         $     39,619      $    45,713
                                                 ____________      ___________

Operating expenses
    Sales and Marketing                          $     78,477      $   139,432
    Support and production                              4,692           14,945
    General and administrative                         11,281           37,501
    Depreciation and amortization                     103,787          103,769
                                                 ____________      ___________
                                                 $    198,238      $   295,647
                                                 ____________      ___________
            Operating Loss                       $   (158,619)     $  (249,934)
                                                 ____________      ___________

Nonoperating income (expense):
  Rental income                                         5,400           15,213
  Miscellaneous expense                              (661,681)               0
  Interest expense, others                            (40,632)         (46,699)
  Miscellaneous income                                    996            7,637
                                                 ____________      ___________
Nonoperating income (expense):                   $   (695,916)     $   (23,849)
                                                 ____________      ___________

            Net loss                             $   (854,535)     $  (273,783)
                                                 ____________      ___________
                                                 ____________      ___________

Loss per common and common
      equivalent share                           $      (0.27)     $     (0.09)
                                                 _____________     ___________
                                                 _____________     ___________

See Notes to Financial Statements

<PAGE F4>
                        INTERACTIVE INC.
               STATEMENT OF STOCKHOLDERS' EQUITY
            Years Ended September 30, 1997 and 1996
                           (Unaudited)

                                                                      Retained

                                                      Additional      Earnings
                            Capital Stock Issued        Paid-in     (Accumulated
                            ____________________
                           Preferred     Common        Capital        Deficit
                            ________      _______    ____________   ____________
Balance,
September 30, 1995          $    127     $  2,756    $  6,782,186   $
(8,285,752)
  Issuance of common stock for:
    Services                       0          340          46,917

  Conversion of preferred stock to
    common stock                 (10)          10
 Net loss                                                              (273,783)
                            _________    ________    ____________   ____________
Balance,
September 30, 1996          $     117    $  3,106    $  6,829,103   $
(8,559,535)

  Issuance of common stock for:
    Services                       82       5,491

  Conversion of preferred stock to
     common stock                  (3)          3

  Net loss
(854,535)
                            __________   _________   ____________   ____________

Balance
September 30, 1997          $      114   $   3,191   $  6,834,594   $
(9,414,070)
                            __________   _________   ____________   ____________
                            _________    _________   ____________   ____________




See Notes to Financial Statements.

<PAGE F5>
                          INTERACTIVE INC.
                    STATEMENTS OF CASH FLOWS
               Years Ended September 30, 1997 and 1996
                             (Unaudited)
                                                    1997          1996
                                                __________    ____________
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                     $  (854,535)   $  (273,783)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                  103,787        103,769
    Issuance of common stock for services            5,573         42,758
    Loss  on write-down of assets                        0        661,680
    Change in assets and liabilities
      (Increase) decrease in receivables            10,153        (12,023)
      Decrease in inventories                       24,805         68,366
      Decrease in prepaid expenses and other           731          6,204
      Increase (decrease) in deferred revenue            0        (13,339)
      Increase (decrease) in outstanding checks
         in excess of bank balance                       0         (2,714)
      Increase (decrease) in accounts payable, trade 5,128        (12,256)
      Increase (decrease) in accounts payable, trade,
        Torrey Pines Research                       (4,000)        15,785
      Increase in accrued expenses                  51,240         84,357
                                               ___________    ___________
      Net cash (used in) operating activities  $     4,562    $     7,124
                                               ___________    ___________


CASH FLOW FROM INVESTING ACTIVITIES
  Payments for other assets                              0           (858)
                                               ___________    ___________
      Net cash (used in) investing activities  $         0    $      (858)
                                               ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from note payable related party     $         0    $     4,000
  Issuance of common stock for cash,
      net of offering costs                              0          4,500
  Principal payments on long term debt              (4,427)       (13,732)
                                               ___________     __________
    Net cash provided by financing activities  $    (4,427)    $   (5,232)
                                               ___________     __________

          Net increase (decrease)  in cash
             and cash equivalents              $       133     $     1,034

CASH AND CASH EQUIVALENTS
Beginning                                      $     1,034     $         0
                                               ___________     ___________

Ending                                         $     1,165     $     1,034
                                               ___________     ___________
                                               ___________     ___________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                   $       225     $       716
                                               ___________     ___________
                                               ___________     ___________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Issuance of common stock to satisfy convertible notes, accrued interest payable, prepaid expenses, lease settlement
      and accounts payable                     $         0    $     42,767
                                               ___________    ____________
                                               ___________    ____________

    Other assets acquired by incurring accounts payable, trade,
      Torrey Pines Research, Inc.              $         0    $        858
                                               ___________    ____________
                                               ___________    ____________

See Notes to Financial Statements.

<PAGE F6>
                         INTERACTIVE INC.

          NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1.  Organization and Nature of Business and Significant Accounting Policies

     Organization and nature of business:

The Company was incorporated in the State of South Dakota on October 4, 1989.
Its intended business is to design, develop, manufacture, and market high technology personal computer based multimedia communications products.
Efforts to define the Company's products and markets and develop a business plan were begun in the first year. Beginning in October 1990, the Company's activities were focused entirely on product development and initial market development. Sales of product began in July, 1991. Operations of the Company during its years ended September 30, 1997 and 1996 were funded primarily by sales of the Companys products and the issuance of stock respectively. See
Note 10 for additional information on stock offerings, loans from stockholders and other loans.

     Significant accounting policies:

       Revenue recognition on consulting agreements:

Revenue on consulting agreements has been recognized during the period in which the services are performed. The related expenses are charged to operations as incurred.

       Cash and cash equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruction and money funds with a maturity of three months or less to be cash equivalents.

       Inventories:

Inventories for 1996 are stated at the lower of cost (first-in, first-out method) or market. Inventories for 1997 are stated at cost or estimated fair value based on salvage values. The major classifications of inventories are as follows:

                                               1997                 1996
                                             ________             ________
Materials                                    $ 10,380             $583,422
Work-in-process                                 5,577                    0
Finished work                                   5,756               97,947
                                             ________             ________

                                             $ 21,713             $681.369
                                             ________             ________
                                             ________             ________

<PAGE F7>
                      NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Organization and Nature of Business and Significant Accounting
                Policies (cont.)

     Significant accounting polices (continued):

       Depreciation:

Depreciation of property and equipment is computed on straight-line and accelerated methods over the following estimated useful lives:

                                                  Years
                                                  _____
Buildings and improvements                         7-15
Computer and office equipment                      3-7

       Other assets:

Other assets are stated at cost and are amortized on the straight-line method over the following periods:

                                                  Years
                                                  _____
Software development costs                          3
Product trademark costs                            20
Patent costs                                        5
Organization costs                                  5

Expenditures related to software development are charged to operations as incurred until technological feasibility is determined to be established for the product. Software development costs capitalized for the years ended
September 30, 1997 and 1996 were $256,517 and $256,517 respectively.
Amortization expense for the years ended September 30, 1997 and 1996 were $85,457 and $85,457 respectively.

       Income taxes:

The company records deferred income taxes resulting from timing differences between financial and income tax reporting. The principal timing difference is charging software development costs and hardware production costs to operations for income tax purposes. General business tax credits are accounted for by reducing the income tax provision for the year in which the credit is utilized.

Loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding during the years ended
September 30, 1997 and 1996.  The common stock equivalents discussed in Notes
9 and 10 of the Notes to Financial Statements have not been included in the computation since their inclusion would have an anti-dilutive effect.

<PAGE F8>
                     NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Organization and Nature of Business and Significant Accounting Policies
(cont.)

          Income taxes: (continued)

The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding at September 30, 1997 and 1996 are 3,136,670 and 3,018,992 respectively.

Note 2. Other Assets

Other assets consist of the following:
                                                     1997                 1996
                                                     ____                 ____
Software development costs, less accumulated
    amortization of $229,687 and $144,212 at
    September 30, 1997 and 1996                  $      0             $112,305

Product trademark costs, less accumulated amortization
    of $2,606 and $2,126 at September 30,
    1997 and 1996                                   6,596                7,076

Patent costs, less accumulated amortization of
    $11,474 and $8,642 at September 30,
    1997 and 1996                                   2,698                5,530

Deposits                                              150                  150
                                                  _______             ________
                                                  $ 9,444             $212,937
                                                  _______             ________
                                                  _______             ________

Note 3. Note Payable, Bank

The Company has a line-of-credit aggregating $213,500 from a bank.  At
September 30, 1997 the Company had borrowed $213,500 under this line-of-credit. The line is at a variable interest rate of .75% over the banks commercial base rate (10.43% at September 30, 1997), with interest on the outstanding balance due monthly. The Company has been unable to make the monthly interest payments, but is accruing the interest. The line is secured by substantially all of the assets of the Company. A second line-of- credit with the same bank for $500,000 whose balance was requested by the bank to be paid during the fiscal year 1995 and which was also secured by substantially all assets of the Company was paid off during fiscal year 1995 by Torrey Pines
Research, Inc., a related party, in exchange for a subordinated secured interest, a $500,000 note payable to Torrey Pines Research, Inc. and the issuance of 1,000,000 warrants to purchase the Company's common stock based on an exercise price of $.50 per share. The warrants are exercisable for a period of 18 months following repayment of the loan. The new note to Torrey
Pines Research is at a variable interest rate of 1% less than the variable interest rate charged by the bank (9.43% at September 30, 1997), with principal and accrued interest due on September 6, 1995. The Company was unable to pay principal or interest on this note and is now in default.
<PAGE F9>
                        NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 4. Long-Term Debt
                                                         1997             1996
                                                         ____             ____
10.75% Note payable to South Dakota Board of Economic
Development, due in monthly installments of $741,
including interest, through January 1997, secured by
substantially all assets of the Company, and guaranteed
by the Company's president and Torrey Pines
Research, Inc.                                       $      0         $  2,952

4% Note payable to City of Humboldt, due in monthly
installments of $594, including interest, beginning
January 1994 through April 1998, secured by a third
position on a mortgage on the building.                27,736           27,736

15% Convertible notes to stockholders, principal
due October 1995 with interest due quarterly;
principal convertible to common stock at the option
of the noteholders on or before October 1, 1995 at
$6.00 of debt for each share of common stock:         115,000          115,000

15% Convertible notes to stockholders, principal
due April 15, 1997 with interest due quarterly,
principal convertible to common stock at the option
of the noteholders on or before April 15, 1997 at
$2.75 of debt for each share of common stock.           5,000            5,000

4% Note payable to City of Humboldt, due in monthly
installments of $364, including interest, beginning
January 1994 through April 1998, secured by a junior
security interest on equipment.                        18,428           18,428

Capital lease obligations for equipment, payable in
monthly installments including interest (Note 5).      99,671          101,147
                                                     ________         ________
                                                     $265,435         $269,863
Less current maturities                              $265,435         $264,847
                                                     ________         ________

                                                     $      0         $  5,017
                                                     ________         ________
                                                     ________         ________

Aggregate maturates of long-term debt at September 30, 1997 are: 1998 $0, 1999
$0, 2000 $0.

<PAGE F11>
Note 5:  Lease Commitments

Company leases equipment. Future minimum payments under the leases are as follows:

                 Year Ended                                    Capital
                September 30,                                   Lease
                _____________                                 ________
                    1998                                      $ 99,671
                                                              ________
Total minimum lease payments                                  $ 99,671
Amount representing interest                                         0
                                                              ________
Present value of net minimum lease payments                   $ 99,671
                                                              ________

During fiscal year ending September 30, 1996, the Company was unable to meet certain lease payments and that leased equipment was returned, at which time the total lease payments were accelerated.

Note 6. Federal Income Taxes

For the year ending September 30, 1997, the Company adopted Financial
Accounting Standards Board Statement No. 109. Statement 109 requires that deferred taxes be recorded on a liability method and adjusted when new tax rates are enacted. There was no effect to the Company's financial statements as a result of adopting Statement 109.

At September 30, 1997, the Company had a net operating loss carryforward for tax purposes of approximately $8,108,000 and research and development tax credits carryforward of approximately $16,500 which were available for future reductions of tax payments, subject to certain limitations, and will expire
September 30, 2009. The research and development tax credits will be reflected as future reductions of tax provisions for financial reporting purposes in the year utilized. For financial reporting purposes, the operating loss carryforward is approximately $9,414,000, which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements.

Note 7.  Related Party Transactions

During 1996, Torrey Pines Research, Inc. performed consulting and other services for the Company. Consulting fees to the company were $0 and $16,363 for the years ended September 30, 1997 and 1996, respectively.


Note 8.  Patent Infringement Claims

The Company is not currently engaged in any litigation relating to patent infringement, although it has been contacted by a third party which claims the Company's products may infringe upon the third party's patent. Management of The Company and the Company's patent attorney do not currently believe that the claim will have any significant adverse effect on the Company's financial statements.

Due to the nature of the Company's products, the Company may in the future, receive communications from unrelated third parties that the Company's products or trademarks infringe upon the proprietary rights of those third parties.
<PAGE F12>
                        NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 9.  Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the board of Directors and vest with the option holder over a 48 or 36 month period of continuous service to the Company. The option price for all options granted to date is established by the board of Directors. The exercise price for options granted to an optionee who owns stock greater that 10% of the total voting power of all classes of stock of the Company shall be 110% of the fair market value of the stock on the date the option is granted. The Plan was approved by the Board of Directors on June 18, 1991 for 33,333 shares and was ratified by the stockholders in November, 1991. All options are to be granted within ten years of the Plan approval. On August 28, 1992, the Board of Directors approved additional stock options for 100,000 shares, which was ratified by the stockholders on November 26, 1992, that vest with the option holder over 36 month period of continuous service to the Company. The Company has 133,333 shares of common stock reserved for options as of September 30, 1997.

The following details the stock options issued and outstanding as of September 30, 1997:

                      Options        Options      Option      Expiration,
                      Issued       Exercisable    Price       Year Ended
                      _______      ___________    ______      ___________
Incentive              9,334          9,334       $ 0.25         2001
Incentive              3,000          3,000         0.25         2004
Incentive              4,500          1,692         0.32         2005
Company's President   10,000          3,744         0.32         2006
Non-statutory          3,000          3,000         0.25         2003
Non-statutory         18,000         18,000         0.25         2004
Non-statutory         36,000         24,000         0.25         2005

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding at September 30, 1997.

                                Warrants        Warrant          Expiration
                                 Issued          Price              Date
                                ________        _______         ___________
Underwriters' warrants           100,000           5.40             6-26-98
Warrants for incentive
  to pay off note              1,000,000           0.50             6-30-98

<PAGE F13>
                          NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 10.  Other Stock Matters

     Series A preferred stock:

The series A preferred stock has a liquidation preference before common stock
($1.35 per share on 60,006 shares and $1.80 per share on 53,895 shares). Such stock is non-voting, has no dividend provisions, and is convertible into common stock on a share for share basis with antidilution provisions if additional common stock is issued at less than $1.80 per share.

     Nonmonetary stock transactions:

During 1997 and 1996, the Company issued stock for other services. The transactions were recorded at the estimated fair market value of the stock at the date that the stock was issued.

     Common stock offerings:

On January 26, 1993, the Board of Directors authorized the Company to proceed with an SEC registered public offering. The offering was completed in June
1993 with the Company selling 1,150,000 units at $4.50 per unit, each unit consisting of one share of the Company's common stock and one redeemable common stock purchase warrant to purchase one share of common stock at a price of $6.75. The stock warrants expired on June 16, 1996. In addition, the warrants were redeemable in whole and not in part by the Company upon 30 days notice at a price of $.05 per warrant at any time after separation of the units, if the closing bid price of the Company's common stock equaled or exceeded $8.00 for any 20 consecutive trading days ending not more than 20 days prior to the date the notice of redemption is mailed to warrant holders.
This public offering raised $4,270,541, net of stock issuance costs of $904,459.

On June 1, 1994 the Company became effective with a registration statement filed with the Securities and Exchange Commission. The Company offered
1,930,547 shares of Common Stock to stockholders of record on May 20, 1994, at a price of $1.25 per share. The offering was held open to the stockholders through June 22, 1994. From June 23, 1994 to December 22, 1994 the offering was open to the public generally, on a first come first serve basis. Through
September 30, 1994 the Company issued 651,542 shares and received $116,587 in cash, $390,593 in conversion of notes and note interest, lease settlement, consulting and accounts payable net of offering expenses of $89,747.

Note 11. Major Customer

For the year ended September 30, 1996, sales to two customers accounted for 12% and 8.74% of its sales respectively. For the year ended September 30, 1997, there were two major customers who accounted for 23.7% and 9.8% of its sales respectively.
<PAGE F14>
Note 12. Write down of assets

     At September 30, 1997 the Company wrote down the value of its inventories and other assets to reflect lower of cost or estimated fair value. The following is a break down of the amounts written down.

          Inventories                                     $634,851

          Software development                            $ 26,829
                                                          ________

             Total write downs                            $661,680
                                                          ________

