Form 10QSB
period 1997-12-31
INTERACTIVE INC
filed 1998-02-11
CIK 879407

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  December 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

                   Commission file number:  000-21898

                             INTERACTIVE INC.
       (Exact name of small business issuer as specified in its charter)
                  South Dakota                46-0408024
  (state of incorporation or organization)  (IRS Employer ID No)
                     204 N. Main, Humboldt, SD 57035
                (Address of principal executive offices)
                            (605) 363-5117
                       Issuer's telephone number
                                 N/A
          (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes . . .   No .X. .

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes . . .   No . . .

                APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         3,190,976 shares at December 31, 1997

Transitional Small Business Disclosure Format (Check one):  Yes        No   X

                     PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                     INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Balance Sheet as of December 31 , 1997                                       3

Statements of Operations for the Three Months Ended December 31, 1997        4

Statement of Stockholders' Equity for Three Months Ended December 31, 1997   5

Statements of Cash Flows for the Three Months Ended December 31, 1997        6

Notes to Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

                      PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

                               INTERACTIVE INC.

                                BALANCE SHEETS
                              December 31, 1997
                                 (Unaudited)
                 ASSETS                                             9/30/97
                                                                  ------------
CURRENT ASSETS
  Cash and cash equivalents                         $     1,317   $     1,165
  Accounts receivable                                     5,189        10,418
  Inventories                                            21,374        21,713
  Prepaid expenses and other                                800           800
                                                    ------------  ------------
           Total current assets                     $    26,680   $    34,096
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, at cost
  Land                                              $     1,962   $     1,962
  Building and improvements                              84,962        84,962
  Computer and office equipment                          54,246        54,246
                                                    ------------  ------------
                                                    $   141,170   $   141,170
  Less accumulated depreciation                          80,782        77,032
                                                    ------------  ------------
                                                    $    60,388   $    64,138
                                                    ------------  ------------
OTHER ASSETS, at cost
  Cost                                              $   253,971   $   253,971
  Less accumulated amortization                         245,354       244,526
                                                    ------------  ------------
                                                    $     8,617   $     9,445
                                                    ------------  ------------
                                                    $    97,685   $   107,679
                                                    ------------  ------------
                                                    ------------  ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, bank                               $    213,500  $   213,500
  Notes payable, related party                           545,000      545,000
  Current maturities of long-term debt                   265,436      265,436
  Accounts payable, trade                              1,121,984    1,119,092
  Accounts payable, trade, Torrey Pines Research, Inc.   296,297      296,297
  Accrued expenses                                       248,585      244,526
                                                     ------------ ------------
           Total current liabilities                 $ 2,690,802  $ 2,683,851
                                                     ------------ ------------

LONG-TERM DEBT
                                                     $   265,436  $   265,436
  Less current maturities                               (265,436)    (265,436)
                                                     ------------  -----------
                                                     $         0   $        0
                                                     ------------  -----------

STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $.001 per share; authorized
     5,000,000 shares; issued 113,901 shares          $       114   $     114
  Common stock, par value $.001 per share; authorized
     10,000,000 shares; issued 3,190,976                    3,191       3,191
  Additional paid-in capital                            6,834,594   6,834,594
  Accumulated deficit                                  (9,431,016) (9,414,071)
                                                      ------------ -----------
                                                      $(2,593,117) $(2,576,172)
                                                      ------------ ------------
                                                      $     97,685 $   107,679
                                                      ------------ -----------
                                                      ------------ -----------
See Notes to Financial Statements.

                               INTERACTIVE INC.

                          STATEMENTS OF OPERATIONS
                Three Months Ended December 31, 1997 and 1996
                                 (Unaudited)
                                               Three months ended December 31,
                                                    1997             1996
                                               ---------------  --------------

Net Sales                                      $       11,273    $     28,723
Cost of goods sold, exclusive of depreciation
and amortization shown separately below                 5,003          13,100
                                               ---------------   -------------
            Gross profit                       $        6,270    $     15,623
                                               ---------------   -------------

Operating expenses
    Sales and Marketing                        $       11,097    $     19,414
    Support and production                                381           1,707
    General and administrative                          1,144           3,977
    Depreciation and amortization                       4,578          25,954
                                               ---------------    ------------
                                               $       17,200     $    51,052
                                               ---------------    -------------

                                               ---------------    ------------
            Operating Loss                     $      (10,930)    $   (35,429)
                                               ---------------    ------------

Nonoperating income (expense):
  Rental income                                $          229     $     2,100
  Interest expense                                    (10,240)        (10,043)
  Miscellaneous income                                  3,995             636
                                               ---------------    ------------
Nonoperating income (expense):                 $       (6,016)    $    (7,307)
                                               ---------------    ------------

            Net loss                           $      (16,946)    $   (42,736)
                                               ---------------    ------------
                                               ---------------    ------------

Loss per common and common equivalent share    $        (0.01)    $     (0.01)
                                               ---------------    ------------
                                               ---------------    ------------


See Notes to Financial Statements

                              INTERACTIVE INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY
                 Three months ended December 31, 1997
                               (Unaudited)

                                                                    Retained
                                                    Additional      Earnings
                            Capital Stock Issued     Paid-in      (Accumulated
                             Preferred    Common     Capital         Deficit)
                             ---------   --------  -----------    ------------
Balance, September 30, 1997  $    114    $  3,191  $ 6,834,594    $(9,414,070)

Issuance of common stock for:       0           0            0              0
 Services, other assets and
 settlement of trade payables

Conversion of preferred stock       0           0            0              0
 to common stock

Net loss                                                              (16,946)
                             ---------   ---------  -----------   -------------
Balance, December 31, 1997   $     114   $   3,191  $ 6,834,594   $(9,431,016)






See Notes to Financial Statements.

                           INTERACTIVE INC.

                       STATEMENTS OF CASH FLOWS
            Three Months Ended Deceber 31, 1997 and 1996
                            (Unaudited)


                                              Three months ended December 31,
                                                  1997                1996
                                              ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                    $   (16,946)       $   (42,736)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                   4,578             25,954
    Issuance of common stock for services
       and accounts payable                             0              5,527

  Change in assets and liabilities
    Decrease in receivables                         5,229              9,954
    Decrease in inventories                           339              4,420
    (Increase) in prepaid expenses and other            0             (1,327)
    Increase  (Decrease) in accounts payable, trade 2,892             (2,338)
    Increase in accrued expenses                    4,059              7,483
                                              -----------         -----------
     Net cash (used in) operating activities  $       151         $    6,937
                                              -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on long term debt                  0              (3,343)
                                              -----------         ------------
   Net cash provided by financing activities  $         0         $    (3,343)
                                              -----------         ------------

   Net increase in cash and cash equivalents  $       151         $     3,594

CASH AND CASH EQUIVALENTS
Beginning                                     $     1,165         $     1,034
                                              -----------         ------------

Ending                                        $     1,316         $     4,628
                                              -----------         ------------
                                              -----------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                  $         0         $       105
                                              -----------         ------------
                                              -----------         ------------


See Notes to Financial Statements.

                                INTERACTIVE INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Interim Financial Statements

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results expected for the entire year.


Note 2.     Income Taxes

The Company adopted the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes on October 1, 1993. Statement 109 requires that deferred taxes be recorded on a liability method and adjusted when new tax rates are enacted. There was no effect to the Company's financial statements as a result of adopting Statement 109.

At December 31, 1997, the Company had a net operating loss carryforward for tax purposes of approximately $7,420,000. For financial reporting purposes, the operating loss carryforward is approximately $9,430,000, which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements. No deferred asset has been recorded for the benefit of the net operating loss or any other temporary differences as the related valuation allowance would be equal to the net deferred tax asset.

Note 3.     Loss Per Common and Common Equivalent Share

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the three months ended December 31, 1997 and 1996. The weighted number of common and common equivalent shares outstanding for the three months ended December 31, 1997 and 1996 are 3,156,291 and 3,123,109 respectively. The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive.

Note 4.      Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the Board of Directors and vest with the option holder over a 36 or 48 month period of continuous service to the Company. The option price for all options granted to date is established by the board of Directors. The exercise price for options granted to an optionee who owns stock greater than 10% of the total voting power of all classes of stock of the company shall be 110% of the fair market value of the stock on the date the option is granted. The Company has 133,333 shares of common stock reserved for options as of December 31, 1997. The following details the stock options issued and outstanding as of December 31, 1997.

                                  Options    Options      Option   Expiration
                                  Issued    Exercisable    Price   Year Ended
                                ---------   -----------   ------   ----------
Incentive                         9,334           9,334        $0.25      2001
Incentive                         3,000       3,000         0.25      2004
Incentive                         4,500       1,974         0.32      2005
Non-statutory                     3,000       3,000         0.25      2003
Non-statutory                    18,000      18,000         0.25      2004
Non-statutory                    36,000      27,000         0.25      2005
Company's President              10,000       4,368         0.32      2006

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding as of December 31, 1997.
                                        Warrants     Warrant      Expiration
                                         Issued       Price          Date
                                        --------     -------      ----------
Underwriters' warrants                   100,000       5.40         6-26-98
Warrants for refinancing note          1,000,000        .50         3-31-98

Note 5.     Bank Line of Credit

The Company has a line-of-credit aggregating $213,500 from a bank. At December 31, 1997 the agreement with the bank allowed up to a total of $213,500 to be borrowed under this line-of-credit. The line is at a variable interest rate of .75% over the banks commercial base rate (10.43% at December 31, 1997), with interest on the outstanding balance due monthly. The Company has been unable to make the monthly interest payments, but is accruing the interest. The line is secured by substantially all of the assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Company is delinquent on its interest payments on its bank line of credit, its subordinated long term notes, most of its leases and most of its trade accounts payable. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The Company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

The Company's inventory of SoundXchange hardware, which, as of December 31,
 1997, accounted for approximately 72.9% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future. Although there can be no guarantee that this will increase sales of the SoundXchange hardware, the Company believes that an increase in sales will occur allowing the Company to reduce its inventory of SoundXchange hardware at a profit.

The Company was also unable to pay its auditors in order to have audited financial statements for the years ended September 30, 1994, 1995, 1996 and 1997. The absence of audited financial statements may jeopardize the ability of the Company to continue as a reporting company and may jeopardize the ability for the Company's stock to continue to trade on the OTC Bulletin Board.

Results of Operations

     Revenue. Net sales for the three months ended December 31, 1997 and 1996 were $11,273 and $28,723, respectively. The Company's decrease in sale is attributable mainly to less demand for its SoundXchange Models A, B and BX.

     Gross Profit. The gross margin for the three months ended December 31, 1997 was approximately 56%, up from a gross margin of 46% for the three months ended December 31, 1996. The increase from the previous year is due primarily to the higher gross profit margin realized from modifications to the Company's product line.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended December 31, 1997 and 1996 were $11,000 and $19,000, respectively.

     Research and development. Research and development expenses were 0 for the three months ended December 31, 1997. The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a temporary consulting arrangement with Torrey Pines Research (TPR), to former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will in the future provide InterActive consulting services because of InterActive's current inability to pay for these consulting services. Amounts capitalized in connection with software development for the three months ended December 31, 1997 and 1996 were $0. Software development amortization expense for the three months ended December 31, 1997 and 1996 were $0 and $7,100, respectively. The Company believes that ongoing modifications to the Company's SoundXchange products is important to the long term viability of such products and the future revenues of the Company.

     General and administrative. General and administrative expenses for the three months ended December 31, 1997 and 1996 were $1,000 and $4,000, respectively.

     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended December 31, 1997 and 1996 were $5,000 and $26,000, respectively.

     Nonoperating Income (Expense). Nonoperating income (expense) for the three months ended December 31, 1997 and 1996 were $(6,000) and $(7,000), respectively.

     Net Loss. The Company suffered a net loss for the three months ended December 31, 1997 of $17,000 or $0.01 per share on 3,156,291 weighted average shares outstanding compared to a net loss for the three months ended December 31, 1996 of $43,000 or $0.01 per share on 3,123,109 weighted average shares outstanding.

     Management believes that the largest challenges that the Company will continue to confront during 1998 are to obtain adequate financing and in achieving positive cash flow and profitability. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

                            PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for on going operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied.

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

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits.
            None

      (b)  Reports on Form 8-K.
           None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 4, 1998              INTERACTIVE INC.



                                            /s/ Robert Stahl
                                            ------------------------
                                            Robert Stahl
                                            President

                                            /s/ Gerard L. Kappenman
                                            ------------------------
                                            Gerard L. Kappenman
                                            Secretary