Form 10QSB
period 1998-03-31
INTERACTIVE INC
filed 1998-05-13
CIK 879407

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                        Commission file number:  000-21898

                                   INTERACTIVE INC.
         (Exact name of small business issuer as specified in its charter)
                      South Dakota                 46-0408024
                  (state of incorporation)  (IRS Employer ID No)
                          204 N. Main, Humboldt, SD 57035
                     (Address of principal executive offices)
                               (605) 363-5117
                         Issuer's telephone number

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   3,265,976 shares at March 31, 1998

Transitional Small Business Disclosure Format (Check one):  Yes    No x

                       PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheet as of March 31, 1998                                        3

Statements of Operations for the Six Months Ended March 31, 1998          4

Statement of Stockholders' Equity for Six Months Ended March 31, 1998     5

Statements of Cash Flows for the Six Months Ended March 31, 1998          6

Notes to Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


                            PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          10

Item 3.  Defaults Upon Senior Securities                                10

Item 4.  Submission of Matters to a Vote of Security Holders            10

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10

                               INTERACTIVE INC.
                                BALANCE SHEET
                                March 31, 1998
                                 (Unaudited)
             ASSETS
CURRENT ASSETS                                                        9/30/97
  Cash                                        $       1,121     $       1,165
  Accounts Receivable                                 5,422            10,418
  Inventories                                        20,078            21,713
  Prepaid expenses and other                          4,192               800
                                              _____________     _____________
           Total current assets               $      30,813     $      34,096
                                              _____________     _____________

PROPERTY AND EQUIPMENT, at cost
  Land                                        $       1,962     $       1,962
  Building and improvements                          84,962            84,962
  Computer and office equipment                      54,246            54,246
                                              _____________     _____________
                                              $     141,170     $     141,170
  Less accumulated depreciation                      84,532            77,032
                                              _____________     _____________
                                              $      56,639     $      64,138
                                              _____________     _____________
OTHER ASSETS
  Cost                                        $     253,971     $     253,971
  Less accumulated amortization                     246,183           244,526
                                              _____________     _____________
                                              $       7,788     $       9,445
                                              _____________     _____________
Total assets                                  $      95,240     $     107,679
                                              _____________     _____________
                                              _____________     _____________

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, bank                         $     213,500     $     213,500
  Notes payable, related party                      545,000           545,000
  Current maturities of long-term debt              265,436           265,436
  Accounts payable, trade                         1,129,365         1,119,092
  Accounts payable, trade, Torrey Pines Research    296,297           296,297
  Accrued expenses                                  248,009           244,526
                                              _____________      ____________
       Total current liabilities              $   2,697,607      $  2,683,851
                                              _____________      ____________

LONG-TERM DEBT
                                              $     265,436      $    265,436
  Less current maturities                          (265,436)         (265,436)
                                              _____________      ____________
                                              $           0      $          0
                                              _____________      ____________
STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $.001 per share; authorized
  5,000,000 shares; issued 113,901 shares     $         114      $        114
  Common stock, par value $.001 per share; authorized
  10,000,000 shares; issued 3,265,976                 3,266             3,191
  Additional paid-in capital                      6,834,594         6,834,594
  Accumulated deficit                            (9,440,341)       (9,414,071)
                                              _____________       ___________
      Total stockholders' equity              $  (2,602,367)      $(2,576,172)

Total liabilities and stockholders' equity    $      95,240       $   107,679
                                              _____________       ___________
                                              _____________       ___________

                                INTERACTIVE INC.
                            STATEMENTS OF OPERATIONS
              Six and Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)

                                  Six months ended     Three months ended
                                      March 31,            March 31,
                             ________________________ ________________________
                                 1998        1997          1998         1997
                             _________________________________________________
Net Sales                    $  39,777   $  42,441     $  28,504   $   13,719
Cost of goods sold, exclusive of
 depreciation and amortization
 shown separately below         19,591      19,623        14,587        6,523
                             __________  __________    __________  ___________
    Gross profit             $  20,186   $  22,818     $  13,916   $    7,196
                             __________  __________    __________  ___________

Operating expenses
    Marketing                $  27,811   $  40,365     $  16,616   $   20,950
    Support and Production       1,564       2,841         1,183        1,134
    General and administrative   5,884       7,380         4,264        3,404
    Depreciation and amortization9,156      51,909         4,578       25,954
                             __________  __________    __________  ___________
                             $  44,415   $ 102,495     $  26,641   $   51,442
                             __________  __________    __________  ___________
  Operating Loss             $ (31,629)  $ (79,677)    $ (20,124)  $  (44,246)
                             __________  __________    __________  ___________

Nonoperating income (expense):
  Rental income              $     468   $   2,725     $     239   $      625
  Interest expense             (20,745)    (20,050)      (10,504)     (10,007)
  Miscellaneous income          25,634         636        21,639            0
                             __________  __________    __________  ___________
Nonoperating income (expense)$   5,357   $ (16,689)    $  11,374   $   (9,382)
                             __________  __________    __________  ___________
Net loss                     $ (26,272)  $ (96,366)    $  (8,750)  $  (53,628)
                             __________  __________    __________  ___________
                             __________  __________    __________  ___________
  Loss per common and common
    equivalent share         $   (0.01)  $   (0.03)    $    0.00   $    (0.02)
                             __________  __________    __________  ___________
                             __________  __________    __________  ___________

See Notes to Financial Statements

                                      INTERACTIVE INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                            Six Months Ended March 31, 1998
                                      (Unaudited)

                                                     Additional
                            Capital Stock Issued       Paid-in     Accumulated
                           ______________________
                           Preferred       Common      Capital       Deficit
                           _________     ________    ___________  ____________
Balance September 30, 1997 $     114     $  3,191    $ 6,834,594  $(9,414,070)

Issuance of common stock for services          75

Net loss                                                              (26,272)
                           _________    _________   ____________  ____________
Balance March 31, 1998     $     114    $   3,266   $  6,834,594  $(9,440,342)



See Notes to Financial Statements.

                                INTERACTIVE INC.
                            STATEMENTS OF CASH FLOWS
                 Six Months Ended March 31, 1998 and 1997
                                 (Unaudited)
                                                 Six months ended March 31,
                                                 __________________________
                                                   1998              1997
                                                 ____________  ____________

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                       $   (26,271)  $   (96,365)
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Depreciation and amortization                      9,156        51,909
    Issuance of common stock for services                 75         5,528
      Decrease in accounts receivable                  4,996        13,331
      Decrease in inventories                          1,635        10,743
      (Increase) in prepaid expenses and others       (3,392)         (341)
      Increase (decrease) in accounts payable         10,273        (2,509)
      Increase in accrued expenses                     3,483        22,417
                                                _____________  ____________
      Net cash (used in) operating activities   $        (45)  $     4,713
                                                _____________  ____________

CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on long term debt          $          0   $    (4,428)
                                                _____________  ____________
     Net cash provided by (used in)
       financing activities                     $          0   $    (4,428)
                                                _____________  ____________
     Net increase (decrease)in cash and
       cash equivalents                         $        (45)  $       285

CASH AND CASH EQUIVALENTS
Beginning                                       $      1,165   $     1,034
                                                _____________  ____________
Ending                                          $      1,120   $     1,319
                                                _____________  ____________
                                                _____________  ____________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                    $          0   $       105
                                                _____________  ____________
                                                _____________  ____________

See Notes to Financial Statements.

                                  INTERACTIVE INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


Note 1.     Interim Financial Statements

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of the results expected for the entire year.

Note 2.     Income Taxes

The Company adopted the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes on October 1, 1993. Statement 109 requires that deferred taxes be recorded on a liability method and adjusted when new tax rates are enacted. There was no effect to the Company's financial statements as a result of adopting Statement 109.

At March 31, 1998, the Company had a net operating loss carryforward for tax purposes of approximately $8,126,853. For financial reporting purposes, the operating loss carryforward is approximately $9,440,791, which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements. No deferred asset has been recorded for the benefit of the net operating loss or any other temporary differences as the related valuation allowance would be equal to the net deferred tax asset.

Note 3.     Loss Per Common and Common Equivalent Share

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the six and three months ended March 31, 1998 and 1997. The weighted number of common and common equivalent shares outstanding for the six and three months ended March 31, 1998 and 1997 are 3,174,641, 3,117,131, 3,156,291 and 3,123,109
respectively. The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive.

Note 4.     Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the Board of Directors and vest with the option holder over a 36 or 48 month period of continuous service to the Company. The option price for all options granted to date is established by the board of Directors. The exercise price for options granted to an optionee who owns stock greater than 10% of the total voting power of all classes of stock of the company shall be 110% of the fair market value of the stock on the date the option is granted. The Company has 133,333 shares of common stock reserved for options as of March 31, 1998.
The following details the stock options issued and outstanding as of March 31, 1998.

                               Options     Options     Option     Expiration
                               Issued    Exercisable   Price      Year Ended
                               _______   ___________   ______     __________
Incentive                        9,334       9,334      $0.25          2001
Incentive                        3,000       3,000       0.25          2004
Incentive                        4,500       2,256       0.32          2005
Non-statutory                    3,000       3,000       0.25          2003
Non-statutory                   18,000      18,000       0.25          2004
Non-statutory                   36,000      30,000       0.25          2005
Non-statutory                   10,000       4,992       0.32          2006

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding as of March 31, 1998.
                                     Warrants     Warrant      Expiration
                                      Issued       Price          Date
                                     ________     _______      __________
Underwriters' warrants                100,000        5.40          6-26-98
Warrants for refinancing note       1,000,000         .50         3-31-99

Note 5.     Bank Line of Credit

The Company has a line-of-credit aggregating $213,500 from a bank. At March 31, 1998 the agreement with the bank allowed up to a total of $213,500 to be borrowed under this line-of-credit. The line is at a variable interest rate of .75% over the banks commercial base rate (10.43% at March 31, 1998), with interest on the outstanding balance due monthly. The Company has been unable to make the monthly interest payments, but is accruing the interest. The line is secured by substantially all of the assets of the Company.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

The Company is delinquent on its interest payments on its bank line of credit, its subordinated long term notes, most of its leases and most of its trade accounts payable. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The Company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there canbe no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

The Company's inventory of SoundXchange hardware, which, as of March 31, 1998, accounted for approximately 65.1% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future. Although there can be no guarantee that this will increase sales of the SoundXchange hardware, the Company believes that an increase in sales will occur allowing the Company to reduce its inventory of SoundXchange hardware at a profit.

The Company was also unable to pay its auditors in order to have audited financial statements for the years ended September 30, 1994, 1995, 1996 and 1997. The absence of audited financial statements may jeopardize the ability of the Company to continue as a reporting company and may jeopardize the ability for the Company's stock to continue to trade on the OTC Bulletin Board.

RESULTS OF OPERATIONS

     Revenue. Net sales for the six months ended March 31, 1998 and 1997 were $39,777 and $42,441 respectively. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Models A, B and BX.

     Gross Profit. The gross margin for the six months ended March 31, 1998 was approximately 51%, down from a gross margin of 54% for the six months ended March 31, 1997. The decrease from the previous year is due primarily to an increase in sales of the SoundXchange Model VC with its relatively lower profit margin.

     Sales and marketing expenses. Sales and marketing expenses for the six months ended March 31, 1998 and 1997 were $28,000 and $40,000, respectively.

     Research and development. There were no research and development expenses for the six months ended March 31, 1998. The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a temporary consulting arrangement with Torrey Pines Research (TPR), to former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these consulting services. There were no amounts capitalized in connection with software development for the six months ended March 31, 1998 and 1997. Software development amortization expense for the six months ended March 31, 1998 and 1997 were $0 and $21,000, respectively. The Company believes that ongoing support of the Company's SoundXchange products is critical to the long term viability of such products and the future revenues of the Company.

      General and administrative. General and administrative expenses for the six months ended March 31, 1998 and 1997 were $6,000 and $7,000, respectively.

     Depreciation and Amortization. Depreciation and amortization expenses for the six months ended March 31, 1998 and 1997 were $9,200 and $51,900, respectively. The decrease in depreciation and amortization expense was due primarily to a one time write down of assets at fiscal year end 1997.

     Nonoperating Income (Expense). Nonoperating income (expense) for the six months ended March 31, 1998 and 1997 were ($2,000 and ($16,700) respectively. The decrease in nonoperating expense was a result of income shown from recapture of inventory which was written down at September 30, 1997.

     Net Loss. The Company suffered a net loss for the six months ended March 31, 1998 of $26,300 or $0.01 per share on 3,174,641 weighted average shares outstanding compared to a net loss for the six months ended March 31, 1997 of $96,400 or $0.03 per share on 3,117,131 weighted average shares outstanding.

     Management believes that the largest challenges that the Company will continue to confront during 1998 are to obtain adequate financing and in achieving positive cash flow and profitability. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, the Company is a high technology company and there can be no assurance that it will be able to achieve any or all of its objectives.

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

     Dated:  May 8, 1998                              INTERACTIVE INC.


                                                      /s/ Robert Stahl
                                                      ______________________
                                                      Robert Stahl
                                                      President

                                                     /s/ Gerard L. Kappenman
                                                     _______________________
                                                     Gerard L. Kappenman
                                                     Secretary


{PAGE|3}