Form 10-Q
period 1998-06-30
INTERACTIVE INC
filed 1998-08-07
CIK 879407

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              For the quarterly period ended:  June 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                   For the transition period from _____________ to _____________

                   Commission file number:  000-21898


                                  INTERACTIVE INC.
      (Exact name of small business issuer as specified in its charter)
                        South Dakota
         46-
0408024
    (state of incorporation or organization)          (IRS Employer ID No)
                             204 N. Main, Humboldt, SD 57035

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

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes . . .   No .X . .

                    APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:     3,265,976 shares at June
30, 1998

Transitional Small Business Disclosure Format (Check one): Yes   No  X

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                           INDEX TO FINANCIAL STATEMENTS



Page
                                                                    ____

  Balance Sheet as of June 30, 1998
               3

  Statements of Operations for Nine and Three Months Ended
     June 30, 1998 and 1997

4

  Statement of Stockholders' Equity for
     Nine Months Ended June 30, 1998                                      5

  Statements of Cash Flows for the
     Nine Months Ended June 30, 1998   and 1997

 6

  Notes to Financial Statements
          7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                    9


                        PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings
                   1
1

Item 2.  Changes in Securities
                   1
1

Item 3.  Defaults Upon Senior Securities
         11

Item 4.  Submission of Matters to a Vote of Security Holders
11

Item 5.  Other Information
                   1
1

Item 6.  Exhibits and Reports on Form 8-K
         11

                              INTERACTIVE INC.
                               BALANCE SHEETS
                               June 30, 1998
                                (Unaudited)
                 ASSETS                                               9/30/97
                                                                 _____________
CURRENT ASSETS
  Cash and cash equivalents                      $      2,278    $       1,165
  Accounts receivable                                   4,089           10,418
  Inventories                                          23,939           21,713
  Prepaid expenses and other                              800              800
                                                 _____________   ______________
      Total current assets                       $      31,106   $      34,096
                                                 _____________   ______________

PROPERTY AND EQUIPMENT, at cost
  Land                                           $      1,962    $       1,962
  Building and improvements                            84,962           84,962
  Computer and office equipment                        54,246           54,246
                                                 _____________   ______________
                                                 $    141,170    $     141,170
  Less accumulated depreciation                        88,282           77,032
                                                 _____________   ______________
                                                 $     52,888    $      64,138
                                                 _____________   ______________
OTHER ASSETS, at cost
  Cost                                           $    253,971    $     253,971
  Less accumulated amortization                       247,010          244,526
                                                 _____________   ______________
                                                 $      6,961    $       9,445
                                                 _____________   ______________
                                                 $     90,955    $     107,679
                                                 _____________   ______________
                                                 _____________   ______________

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, bank                            $          0    $     213,500
  Notes payable, related parties                      758,500          545,000
  Current maturities of long-term debt                265,936          265,436
  Accounts payable, trade                           1,131,293        1,119,092
  Accounts payable, trade,
      Torrey Pines Research, Inc.                     296,297          296,297
  Accrued expenses                                    196,151          244,526
                                                 _____________    _____________
           Total current liabilities             $  2,648,177     $  2,683,851
                                                 _____________    _____________

LONG-TERM DEBT
                                                 $    311,435     $    265,436
  Less current maturities                            (265,936)        (265,436)
                                                 _____________    _____________
                                                 $     45,499     $          0
                                                 _____________    _____________
STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $.001 per share; authorized
    5,000,000 shares; issued 113,901 shares      $        114     $        114
  Common stock, par value $.001 per share;
    authorized 10,000,000 shares:  issued 3,265,976     3,266            3,191
  Additional paid-in capital                        6,834,594        6,834,594
  Accumulated deficit                              (9,440,695)      (9,414,071)
                                                 _____________    _____________
                                                 $ (2,602,721)    $ (2,576,172)
                                                 _____________    _____________
                                                 $     90,955     $    107,679
                                                 _____________    _____________
                                                 _____________    _____________
See Notes to Financial Statements.

                             INTERACTIVE INC.

                         STATEMENTS OF OPERATIONS
             Nine and Three Months Ended June 30, 1998 and 1997
                              (Unaudited)

                        Nine months ended June 30,  Three months ended June 30,
                        __________________________  ___________________________
                               1998        1997            1998       1997
                            __________  __________      __________  __________

Net Sales                   $   49,523  $   61,608      $    9,746  $   19,167
Cost of goods sold, exclusive
 of depreciation and amortization
 shown separately below         27,266      28,894           7,675       9,271
                            ___________ ___________     ___________ ___________
            Gross profit    $   22,257  $   32,714      $    2,071  $    9,896
                            ___________ ___________     ___________ ___________


Operating expenses
  Sales and Marketing       $   24,963  $   50,983      $   (2,847) $   10,618
  Support and production        (4,013)      3,850          (5,577)      1,009
  General and administrative     9,537       9,176           3,653       1,803
  Depreciation and amortization 13,734      77,833           4,578      25,924
                            ___________ ___________     ___________ ___________
                            $   44,221  $  141,842      $     (193) $   39,354
                            ___________ ___________     ___________ ___________

                            ___________ ___________     ___________ ___________
      Operating Loss        $  (21,964) $ (109,128)     $    2,264  $  (29,458)
                            ___________ ___________     ___________ ___________

Nonoperating income (expense):
  Rental income                    618       5,250             150       2,525
  Interest expense             (30,867)    (30,510)        (10,122)    (10,460)
  Miscellaneous income          25,588         629           7,354           0
                            ___________  __________     ___________  __________
Nonoperating income
        (expense):          $   (4,661)  $ (24,631)     $   (2,618)  $  (7,935)
                            ___________  __________     ___________  __________

      Net loss              $  (26,625)  $(133,759)     $     (354)  $ (37,393)
                            ___________  __________     ___________  __________
                            ___________  __________     ___________  __________

Loss per common and common
     equivalent share       $    (0.01)  $   (0.04)     $    (0.00)  $   (0.01)
                            ___________  __________     ___________  __________
                            ___________  __________     ___________  __________

See Notes to Financial Statements

                                INTERACTIVE INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine months ended June 30, 1998
                                  (Unaudited)

                                                                    Retained
                                                     Additional     Earnings
                             Capital Stock Issued     Paid-in     (Accumulated
                             ____________________
                             Preferred     Common      Capital       Deficit)
                             _________   _________   ___________   ____________

Balance, September 30, 1997  $     114   $   3,191   $ 6,834,594   $(9,414,070)

  Issuance of common stock
    for services                                75

  Conversion of preferred
    stock to common stock

  Net loss                                                             (26,625)
                            __________   _________   ____________  ____________
Balance, June 30, 1998      $      114   $   3,266   $  6,834,594  $(9,440,695)
                            __________   _________   ____________  ____________
                            __________   _________   ____________  ____________



See Notes to Financial Statements.

                                INTERACTIVE INC.

                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                                    Nine months ended June 30,
                                                        1998            1997
                                                    ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $  (26,624)    $ (134,024)
  Adjustments to reconcile net loss to net cash
        (used in) operating activities:
    Depreciation and amortization                       13,734         77,833
    Issuance of common stock for services                   75          5,576

    Change in assets and liabilities;
      Decrease in receivables                            6,329         12,470
      Decrease (increase) in inventories                (2,226)        16,698
      Decrease in prepaid expenses and other                 0            731
      Increase in accounts payable, trade               12,200          4,551
      (Decrease) in accounts payable
          Torrey Pines Research                              0         (4,000)
      Increase (decrease) in accrued expenses          (48,375)        24,830
                                                    ___________    ___________
        Net cash (used in) operating activities     $  (44,887)    $    4,665
                                                    ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from long term debt                      $   46,000     $        0
  Principal payments on long term debt                       0         (4,431)
                                                    ___________    ___________
        Net cash provided by financing activities   $   46,000     $   (4,431)
                                                    ___________    ___________

        Net increase in cash and cash equivalents   $    1,113     $      234

CASH AND CASH EQUIVALENTS
Beginning                                           $    1,165     $    1,034
                                                    ___________    ___________

Ending                                              $    2,278     $    1,268
                                                    ___________    ___________
                                                    ___________    ___________




See Notes to Financial Statements.

                               INTERACTIVE INC.

                        NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Interim Financial Statements

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented.
The results of operations for the nine and three months ended June 30, 1998, are not necessarily indicative of the results expected for the entire year.


Note 2.  Income Taxes

The Company adopted the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes on October 1, 1993. Statement 109 requires that deferred taxes be recorded on a liability method and adjusted when new tax rates are enacted. There was no effect to the Company's financial statements as a result of adopting Statement 109.

At June 30, 1998, the Company had a net operating loss carryforward for tax purposes of approximately $8,127,000. For financial reporting purposes, the operating loss carryforward is approximately $9,441,000, which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements. No deferred asset has been recorded for the benefit of the net operating loss or any other temporary differences as the related valuation allowance would be equal to the net deferred tax asset.

Note 3.  Loss Per Common and Common Equivalent Share

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June, 1998 and 1997. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 1998 and 1997 are 3,193,123, 3,130,059, 3,230,086, and 3,123,109, respectively.
The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive.

Note 4.  Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the Board of Directors and vest with the option holder over a 36 or 48 month period of continuous service to the Company. The option price is to be established by the Board of Directors. The Company has 133,333 shares of common stock reserved for options as of June 30, 1998. The following details the stock options issued and outstanding as of June 30, 1998.

                              Options            Options         Option
Expi
ration
                             Issued         Exercisable         Price     Year
Ended
                           _______       ___________    ______     __________
Incentive                    9,334               9,334          $.25
200
1
Incentive                    3,000               3,000          .25
2004
Incentive                    4,500               2,538          .32
2005
Non-statutory                     3,000               3,000          .25
    2003
Non-statutory                  18,000            18,000         .25
2004
Non-statutory                     36,000              33,000         .25
    2005
Non-statutory                     10,000           5,616           .32
2
006
                           ______          ______
                              93,334          65,274
                           ______          ______

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding as of June 30, 1998.
                                       Warrants        Warrant
Expiration
                                       Issued            Price              Date
                                   _________       _______          __________
Warrants for refinancing note      1,000,000       .50              6-30-99

Note 5.  Bank Line of Credit

The Company had a line-of-credit aggregating $213,500 from a bank. The line was at a variable interest rate of .75% over the banks commercial base rate (10.43% at March 31, 1998), with interest on the outstanding balance due monthly. The Company was unable to pay the principle or the monthly interest payments, but accrued the interest. The line was secured by substantially all of the assets of the Company. In May of 1998 the note was purchased from the bank by Robert Stahl, a related party.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Liquidity and Capital Resources

    The Company is delinquent on its interest payments on its former bank line of credit, most of its subordinated long term notes, its leases and most of its trade accounts payable. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The exposure to judgments could include all of the current liabilities, which total $2,648,177 at June 30, 1998. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

The Company's inventory of SoundXchange hardware, which, as of June 30, 1998, accounted for approximately 76.9% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be aboe t9 utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future. Although, there can be not gurantee that this will increase sales of the SoundXchange hardware, the Company believes that an increase in sales will occur allowing the Company to recuce its inventory of the SoundXchange hardware at a profit.

The Company was also unable to pay its auditor in order to have audited financial statements for years ended September 30, 1994, 1995, 1996 and 1997. The absence of audited financial statements may jeopardize the ability of the Company to continue as a reporting Company and may jeopardize the ability for the Company's stock to continue to trade on the OTC Bulletin Board.

Results of Operations

Revenue. Net sales for the nine months ended June 30, 1998 and 1997 were $49,500 and $61,600, respectively. Net sales for the first three quarters of 1998 were down primarily due to a reduction in slaes and marketing and a reduction in advertising expenditures.

Gross Profit. The gross margin for th nine months ended June 30, 1998 was approximately 45% down from a gross margin of 53% for the nine months ended June 30, 1997. The decrease from the previous year is due primarily to a decrease in sales of the higher profit margin SounXchange Model K and Model T and an increase in sales of the SoundXchange Model VC with its relatively lower profit margin.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended June 30, 1998 and 1997 were $25,000 and $51,000, respectively. In the first thee quarters of fiscal 1998, the Company did not pursue advertising efforts similar in magnitude to those in 1997. The Company also reduced the number of sales and marketing employees from fiscal 1997 to fiscal 1998.

Research and development. There were no research and development expenses for the nine months ended June 30, 1998. The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a temporary consulting arrangement with Torrey Pines Research (TPR), the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting service because of InterActive's current inability to pay for those consulting services. There were no amounts capitalized in connection with software development for the nine months ended June 30, 1998 and 1997. Software development amortization expense for the nine months ended June 30, 1998 and 1997 were $0 and $64,100, respectively.

General and administrative. General and administrative expenses for the nine months ended June 30, 1998 and 1997 were $9,500 and $9,200, respectively.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended June 30, 1998 and 1997 were $13,700 and $77,800, respectively. The decrease in depreciation and amortization expense was due primarily to a one time write down of assets at fiscal year end 1997.

Nonoperating Income (Expense). Nonoperating income (expense) for the nine months ended June 30, 1998 and 1997 were ($4,700) and ($24,600) respectively. The decrease in nonoperating expense was a result of income shown from recapture of inventory which was written down at September 30, 1997.

Net Loss. The Company suffered a net loss for the nine months ended June 30, 1998 of $26,600 or $0.01 per share on 3,193,123 weighted average shares outstanding compared to a net loss for the nine months ended June 30, 1997 of $133,800 or $0.04 per share on 3,130,059 weighted average shares outstanding. The decrease in net loss was primarily a result of an agreement with the South Dakota Department of Revenue which reduced the use tax liability to the state. This liability was realized during the first nine months of fiscal 1997.

Management believes that the largest challenges that the Company will continue to confront during 199 are to obtain adequate financing and in achieving its goal of positive cash flow and profitability. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

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

    The Company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out long term payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believe that a liquidation of its assets would only satisfy a small portion of the company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


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

    Dated:  August 7, 1998             INTERACTIVE INC.


                                                                     /s/ Robert
Stahl
                                              _____________________
                                                      Robert Stahl
                                                      President

                                                                     /s/ Gerard
L. Kappenman
                                              _______________________
                                                      Gerard L. Kappenman
                                                                Secretary