Form 10KSB
period 1998-09-30
INTERACTIVE INC
filed 1998-11-23
CIK 879407

PAGE <1>
                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                     FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended September 30, 1998.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ................   to  .................

                     Commission file number    000-21898
                                 InterActive Inc.
                 (Name of small business issuer in its charter)
                   South Dakota          46-0408024
         (State of incorporation)      (I.R.S. Employer Identification No.)

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

Issuer's revenues for its most recent fiscal year  $ 60,738.

As of September 30, 1998 there were 3,289,976 shares of the issuer's common stock outstanding.
PAGE <2>

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

InterActive Inc. ("InterActive" or the "Company") develops, manufactures and markets, nationally and internationally, periperal hardware products which enable users to create and send messages across local area networks and wide area networks of personal computers. The Company also manufactured and marketed regionally a line of IBM compatible personal computers under the brand name "Powerhouse Computers". The Company discontinued its Powerhouse Computer manufacturing and marketing operations during fiscal 1995 because of its related financing problems, the relatively unattractive profit margins and the ongoing losses associated with the manufacture and marketing of this product line.

     The Company is delinquent on its notes payable to secured creditors, its leases and most of its trade accounts payable. The Company currently believes that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders to attempt to implement a plan to restructure its debt during fiscal 1999. The Company plans to offer to its secured and unsecured creditors restricted common stock for debt. If its creditors decide not to accept the Company's offer, then the Company may decide to initiate a Chapter 11 re-organization. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or it stockholders. Since 1994 the Company's financial statements have not been audited by independent outside auditors. See ITEM 3. LEGAL PROCEEDINGS.


Business Development

     The Company was originally incorporated as Kappenman Enterprises, Inc., in October 1989. The Company changed its name to InterActive Inc. in January 1991. From its organization until July 1991, the Company was primarily involved in market research and in research and development of multimedia hardware and software products. The Company introduced its M-Mail (Multimedia-Mail) software product in July 1991, and its first SoundXchange business audio hardware product in November 1992. From July 1991, the Company has divided its resources and efforts between developing new products and marketing existing products. The M-Mail product has become obsolete as the Company has not had the resources to upgrade the product to be compatible with Windows 95.

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


Market for the Company's Products

     The Company markets its SoundXchange products to large and small businesses with existing local and wide area personal computer networks and businesses which plan to connect existing personal computers into such a network. The Company's management believes that the emerging CTI (Computer Telephone Integrated) technologies could help stimulate future growth in the PC business audio market and result in increased sales of its SoundXchange hardware.

     The Company also hopes to expand its marketing efforts for SoundXchange hardware products for use with PC Videoconferencing, for computer telephone
use on the Internet and for kiosk use.   The Company's SoundXchange hardware is
compatible with software packages that are in use for these purposes.
Page <3>

The Company's Strategy

     The Company's strategy is to offer easy to use and cost effective communication products for use in home and business. Central to this strategy is the Company's commitment to a continuing effort to enhance its existing products, to reduce product manufacturing costs without sacrificing product quality, and to enhance its communications products. The success of such strategy, however, is dependent upon the acceptance of its communications products in the home and the office environment. The Company is faced with severe cash flow problems which has limited the development and marketing of its products and may force the Company to revise its strategy.

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

     SoundXchange Model AX and IP are intended for users that currently have audio boards, circuit boards which give a personal computer sound capabilities, installed on their personal computers, or that prefer to use third party audio board products. Several personal computer manufacturers, including Compaq and IBM, currently sell personal computer systems with built in audio capability. Additionally, a number of audio board upgrades currently are available, such as those manufactured by Creative Technology. SoundXchange Model AX also is compatible with Apple Macintosh models Si, Cx and Bx, and with Sun Microsystems workstations such as the SPARC Station. The Model IP provides support for external stereo speakers while the Model AX utilizes an internal amplified speaker for hands free use.

     SoundXchange Models B and BX incorporate an audio board, making it unnecessary for the user to purchase and install one separately. Both models B and BX plug directly into the parallel port of a personal computer. The SoundXchange Model B has a parallel port connector which permits continued connection and use of a printer attached at the parallel port. The SoundXchange Model BX is designed for network users who do not have a local printer, and therefore it does not include such a connector. Both models are designed to work with Windows software applications that permit recording of sound files utilizing object linking and embedding (OLE).

     SoundXchange Model T is designed specifically for the newly emerging CTI and desktop video conferencing markets. The Model T includes all of the features of the SoundXchange Model AX and is optimized for use with digital signal processing boards such as the IBM M-Wave board.

     During 1996, a sixth version of the SoundXchange, the Model K was developed for kiosk use by banks and security systems. SoundXchange Model K is designed with a commercial style handset, armored cord and switch plate.
During 1997, the Company began to engineer models individually for specific uses by companies involved in the banking and security industries.

Page <4>

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

Research and Development

      The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a consulting agreement with Torrey Pines Research (TPR), to the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these consulting services. The Company believes that research and development support of the Company's SoundXchange products, is important to the long term viability of such products and the future revenues of the Company.

Competition

     There are a number of other companies which have developed and are now marketing products which may be considered competitive with the Company's SoundXchange products. These products include multimedia input/output hardware Page <5> and software from Creative Technology and Logitech. To date, however, the Company is unaware of any other sound input/output device for the personal computer currently on the market that uses a speakerphone style device similar to that used in the InterActive SoundXchange.

     The Company believes that the ease of installation and use of speakerphone style products such as the SoundXchange will be a positive factor in the acceptance of voice input/output for personal computers in the home and office environment. Most competitive products utilize microphones, loud speakers, or headphones, which the Company believes will impede acceptance of such devices for general office use. The Company has focused specific marketing attention on these user-friendly aspects of its voice input/output hardware.

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


Major Customer

     During fiscal 1998, the Company had three major customers who accounted for 22.4%, 9.33% and 9% of its sales respectively. Although there can be no assurance that these customers will continue to purchase at this level, the Company feels that the prospects that overall sales will increase significantly will make dependence on these customers unnecessary.


Employees

     As of September 30, 1998, the Company had one full time employee engaged in finance and administrative operations. The Company also has an agreement with an outside sales representative who receives commission on sales. This sales representative also is engaged in administration. The Company does not currently have any employees engaged in research, product development and engineering, but the Company does have access, through a consulting agreement with Torrey Pines Research (TPR), the Company's former key research and development employees who are now employees of TPR. Although TPR is a Page <6> stockholder of InterActive, and has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these consulting services. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

     The Company owns the 22,000 square foot facility that it occupies in Humboldt, South Dakota. It conducts all of its activities from this facility. The Humboldt property is subject to mortgages in favor of the City of Humboldt, South Dakota granted by the Company in connection with the purchase of the facility and to certain liens in connection with the Company's inability to pay for building improvements performed by contractors.

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

     The Company believes that its current facilities are in good condition and will satisfy its needs for at least the next year, but will consider leasing additional space in other geographical locations if the need for regional sales, distribution, or other business facilities should materialize.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is delinquent on its notes payable to secured creditors, its leases and most of its trade accounts payable. Although the secured creditors have taken no steps to force liquidation of the the Company in order to satisfy its obligation, there can be no guarantee that this will not change in the future. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations. The Company currently believes that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to implement a plan to restructure its debt during fiscal 1999. The Company plans to offer to its secured and unsecured creditors restricted common stock for debt. If its creditors decide not to accept the Company's offer, then the Company may decide to initiate a Chapter 11 re-organization. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal year 1998.
Page <7>

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

     On September 30, 1998 there were approximately 347 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.


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

     The Company used the proceeds of these offerings to fund an initial marketing push to attempt to increase the name recognition of and customer demand for its SoundXchange, M-Mail, M-Message and InterActive Communicator products, which included purchasing advertising in trade publications and showing the Company's products at the Comdex industry trade show in November 1993. The Company also used proceeds to purchase $543,974 in SoundXchange inventory in the fourth quarter of fiscal year 1993, and an additional $418,721 in SoundXchange inventory in the first quarter of fiscal year 1994, in anticipation of significant increases in sales, which at the time were projected to begin in the first half of fiscal year 1994. Also in anticipation of increased sales, the Company increased its total personnel from 21 employees in June 1993 to 60 as of December 31, 1993. Over the same period, the Company purchased $325,474 in property and equipment and acquired, by means of long term capital leases, $50,837 in property and equipment.
Page <8>
     In January 1994, the Company obtained a 90 day, $500,000 line of credit from a local bank. The line of credit was at a variable interest rate of 2% over the bank's commercial base rate with interest on the outstanding balance due monthly. This line was secured by liens against substantially all of the Company's assets, a pledge by Torrey Pines Research of a $250,000 certificate of deposit, the corporate guaranty of Torrey Pines Research and the personal guaranty of the Company's Chief Executive Officer. At September 30, 1994, the Company had borrowings of $500,000 outstanding under this line of credit. The Company had intended to reduce or pay off this line of credit out of the net proceeds of the June 1, 1994 offering. Due to the limited amount of cash proceeds raised in the offering the Company was unable to pay this note. This note was paid off by Torrey Pines Research, Inc., a related party in exchange for a subordinated secured interest, a $500,000 note payable to Torrey Pines Research, Inc. and the issuance of 1,000,000 warrants to purchase the Company's common stock based on an exercise price of $.50 per share. The warrants are exercisable for a period of 18 months after repayment of the note. The note to Torrey Pines Research is at a variable interest rate of 1% less than the variable interest rate charged by the bank (9.43% at September 30, 1998), with principal and accrued interest due on September 6, 1995. The Company was unable to pay principal or interest on this note and is now in default.

     The Company had an additional line of credit with the same bank, which it entered into in connection with the Powerhouse acquisition, for the lesser of $500,000 or a borrowing base equal to the sum of 85% of certain accounts receivable owed by government agencies, 75% of certain accounts receivable owed by third persons other than government agencies, and 60% of inventory of the Company's Powerhouse division. Borrowings under this line were payable upon demand. The line of credit bore interest at a variable interest rate of .75% over the bank's commercial base rate (10.43% at March 31, 1998) with interest on the outstanding balance due monthly. This line was secured by liens against substantially all of the Company's assets. At March 31, 1998, the Company had borrowed $213,500 under this line of credit. The Company was unable to make the monthly interest payments and was accruing the interest. In May of 1998, the note was purchased from the bank for $10,000 by Robert Stahl, a related party. The note was subsequently purchased from Mr. Stahl by TPR Group, Inc., a related pary, for $10,000.

     The Company is delinquent on its notes payable to its secured creditors., its leases and most of its trade accounts payable. Although the secured creditors have taken no steps to force liquidation of the Company in order to attempt to satisfy its obligation, there can be no guarantee that this will not change in the future. The Company also incurred a South Dakota Use Tax obligation of approximately $62,600 plus penalty and interest. This obligation was incurred over a period of three years and was assessed in 1997. During 1998, the Company reached agreement with the South Dakota Department of Revenue in which current and future interest and penalty were waived and the Company was given 10 years to pay off the remaining $46,000 obligation. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The exposure to judgments could include all of the current and long term liabilities, which total $2,979,000 at September 30, 1998. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to implement a plan to restructure its debt during fiscal year 1999. The Company plans to offer to its secured and unsecured creditors restricted common stock for debt. If its creditors decide not to accept the Company's offer, then the Company may decide to initiate a Chapter 11 re-organization. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

     The Company's inventory of SoundXchange hardware, which, as of September 30, 1998, accounted for 76% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

     The Company was also unable to pay its auditors in order to have audited financial statements for the years ended September 30, 1998 1997, 1996, 1995 and 1994. The absence of audited financial statements may jeopardize the

Page <9>
ability of the Company to continue as a reporting company and may jeopardize the ability for the Company's stock to trade on the OTC Bulletin Board.

     In March, April and May of 1994, the Company borrowed an aggregate of $71,000 from a total of seven investors, including certain of the Company's executive officers and existing stockholders, to raise cash needed for operations. Interest is payable quarterly at a 15% annual rate and is being accrued. Each of these loans was repayable on April 15, 1997, unless previously converted at any time after April 15, 1995 into shares of the Company's Common Stock at the conversion price of $2.75 per share. In June 1994, $66,000 of these notes and accrued interest were converted into common stock registered by the June 1, 1994 Prospectus. The Company was unable to meet its obligation to repay these loans.

     The Company has a net operating loss carryforward for tax purposes of approximately $8,147,000 and research and development tax credits carryforward of approximately $16,500 at September 30, 1998. For financial reporting purposes, the operating loss carryforward is approximately $9,466,000, which represents the amount of future tax deductions for which a tax benefit has not been recognized on the financial statements. However, the Company will not be able to utilize any such credits until it has sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.

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

     It is anticipated that the Company's management will continue to explore the possibility of acquiring additional, complementary businesses, product lines, or technologies, or causing the Company to enter into joint ventures and strategic alliances, for the purposes of enabling the Company to expand the breadth of its product offerings and to obtain additional distribution channels for the Company's existing products. Given the Company's limited cash resources, it is contemplated that any such acquisition would be accomplished, if at all, primarily through the issuance of stock. However, it should be anticipated that any such acquisition, even if made solely for stock, could place additional demands upon the Company's available working capital. The Company has not entered into a definitive agreement pertaining to any such acquisition, joint venture or marketing alliance, nor is the Company currently in negotiations with any third party with respect thereto.


Results of Operations

Comparison of Fiscal Years 1997 and 1998

     Revenue. Net sales for fiscal years 1998 and 1997 were $60,000 and $77,000, respectively. The Company's decrease in sales is attributable mainly to a reduction in sales and marketing and a reduction in advertising expenditures.

     Gross Profit. The gross margin for fiscal years 1998 and 1997 were 44% and 52%, respectively. The decrease from the previous year is due primarily to a decrease in sales of the higher profit margin SoundXchange Model K and Model T and an increase in sales of the SoundXchange Model VC with its relatively lower profit margin.

Page <10>
     Sales and marketing expenses. Sales and marketing expenses for fiscal 1998 and 1997 were $38,000 and $78,000, respectively. During fiscal year 1998, the Company did not pursue advertising efforts similar in magnitude to those in 1997. The Company also reduced the number of sales and marketing employees from fiscal 1997 to fiscal 1998.

     Research and development. There were no research and development expenses for fiscal 1998 and 1997. The Company continued its emphasis on enhancements to its existing products, primarily its SoundXchange products. There were no amounts capitalized in connection with software development for fiscal 1998 and 1997. Software development amortization expense for fiscal 1998 and 1997 was $0 and $85,000, respectively. The Company wrote off the value of its capitalized software development costs at September 30, 1997.

     General and administrative. General and administrative expenses for fiscal 1998 and 1997 were $12,000 and $11,000, respectively.

     Depreciation and Amortization. Depreciation and amortization expenses for fiscal 1998 and 1997 were $18,000 and $104,000, respectively. The decrease in depreciation and amortization expense was due primarily to a one time write down of assets at fiscal year end 1997.

     Nonoperating Income (Expense). Nonoperating income (expense) for fiscal 1998 and 1997 were ($9,000) and ($672,000), respectively. In 1997, the
Company wrote down $661,700 of assets to reflect the Company's estimates of fair market value of those assets under the Company's financial restraints.

     Net Loss. The Company suffered a net loss for fiscal 1998 of $52,000 or $0.02 per share on 3,253,121 weighted average shares outstanding compared to a net loss for fiscal 1997 of $855,000 or $0.27 per share on 3,136,670 weighted average shares outstanding. The decrease in the net loss was due primarily to to the writedown of inventories and other assets in fiscal 1997 and an agreement with the South Dakota Department of Revenue which reduced the use tax liability to the state.

     Management believes that the largest challenges that the Company will confront during 1999 are in its attempt to achieve increases in revenues and profitability during fiscal 1999. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, and there can be no assurance that it will be able to achieve any or all of its objectives for fiscal 1999.

     The Company does not believe that the year 2000 issues will have a material effect on the Company's business, results of operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS (unaudited)

     The Unaudited Financial Statements are filed as part of this Annual Report on form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
Page <11>


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 41, has served as President, COO of the Company from November, 1996. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of National Sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     Russell Pohl, 73, has served as a director of the Company since February, 1993 and served as President from September 1995 to November 1996. From
November 1996 Mr. Pohl has served as CEO. Mr. Pohl served as Branch Chief and Chief of Data Services for the Earth Resources Observation Systems Data Center of the U.S. Department of the Interior from 1975 to May 1991. Mr. Pohl retired from that position in May 1991. Prior to his work with the Federal government, Mr. Pohl was Vice-President of Raven Industries, Inc. for some 16 years. Early in his career, he was a physicist for a Fortune 500 company.

     Gerard L. Kappenman, 54, served as President, Chief Executive Officer and a director of the Company from its incorporation in October 1989 until September 1995. He continues to serve as a director and Secretary. Mr. Kappenman is currently an instructor at Southeast Technical Institute. Prior to joining InterActive, Mr. Kappenman was a self-employed product and marketing consultant from March 1988 through September 1989. From February 1987 to March 1988, Mr. Kappenman was Senior Vice President, Product Marketing at Data Voice Solutions, a company engaged in the development and marketing of personal computer-based communications products.

     William J. Hanson, 50, has served as a director of the Company since its incorporation in October 1989 and has served as its Chief Operating Officer from October 1992 to January 1994. Mr. Hanson is a founder and President of Torrey Pines Research, Inc. ("Torrey Pines") since its founding in October 1986 and
CEO of TPR Group, Inc. founded in 1996. Torrey Pines is a technical research and development firm.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

     The following table sets forth the compensation received from the Company by the Company's CEO and President, COO for services rendered in all capacities to the Company during the fiscal year ended September 30, 1998, as well as such compensation received by him from the Company during the Company's two previous fiscal years:

                          SUMMARY COMPENSATION TABLE

                                                         Long-Term Compensation
                                 Annual Compensation          Awards    Payouts
                                                             Restricted
                                                               Stock
                                   Salary   Bonus     Other    Awards  Options
Name and Principal Position  Year     $       $         $        $       #
___________________________  ____  ______   _____     _____    ______  _______
Robert Stahl                 1998                     23,337
  President, COO             1997                     18,271   6,500

Russ Pohl                    1998                      5,202      12
  CEO                        1997                      2,140   5,720
                             1996                             19,700

Stock Options

     The CEO and President did not exercise any options during fiscal year 1998. Page <12>
Compensation of Directors

     Each member of the Board of Directors of the Company who is not an officer of the Company receives a fee of $100 for each meeting attended and is reimbursed for all reasonable expenses incurred by such member in attending such meeting. Because of the financial restraints of the Company since 1994, these fees have not been paid, but have been accrued.

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

Employment Arrangements

     In March 1993, the Company entered into a three-year employment agreement with Mr. Kappenman, providing for a base annual salary of $72,000 per year effective June 1, 1993. In addition, Mr. Kappenman was entitled to receive annual incentive bonuses in amounts up to 100% of his base annual salary if the Company achieved revenue and profitability goals outlined in annual operating plans adopted each fiscal year by the Company's Board of Directors. In connection with the execution of this employment agreement, Mr. Kappenman also was granted options under the Company's 1992 Stock Option Plan to purchase 50,000 shares of the Company's Common Stock at $5.85 per share. In August 1995, Mr. Kappenman voluntarily terminated the agreement without renumeration.
During fiscal year 1998, Mr. Kappenman provided consulting services to the Company and was paid with 12,000 shares of restricted common stock of the Company.

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

     In September 1995, the Company entered into an employment agreement with Mr. Pohl, providing for a base monthly salary of $1,500. During fiscal 1996, Mr. Pohl elected to receive InterActive restricted common stock for his services at a value of $0.15 per share. Mr. Pohl voluntarily resigned as president in November, 1996 but continues to serve as CEO and a director. His remuneration as CEO was 5,000 shares of restricted common stock monthly. In April, 1997 the Company revised Mr. Pohls compensation to commissions on a sliding sale based on volume of sales. During fiscal 1998, Mr. Pohl was paid 12,000 shares of restricted common stock of the Company for consulting services.

     In November 1997, Mr. Stahl was appointed President, with remuneration of 10,000 share of restricted common stock monthly. In April, 1997 Mr. Stahls compensation was revised to a sliding commission based on volume of sales.

Page <13>
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of September 30, 1998 by (i) each of the Company's directors, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and (iii) all directors and officers of the Company as a group. The address for each stockholder listed is in care of the Company, 204 North Main, Humboldt, South Dakota 57035.

Name                                  Number of                    Percent of
                                       Shares                     Outstanding
                                     Beneficially                    Shares
                                       Owned(1)
                                      ___________                  __________

Gerard L. Kappenman(2)                    133,171                         4.0
William J. Hanson(3)                    1,752,544                        40.7
Russell Pohl(4)                           212,757                         6.4
Robert Stahl(5)                            79,906                         2.4
Torrey Pines Research(6)                1,657,444                        38.3
All directors and officers as a group
(four persons) (2)(3)(4)(5)             2,178,378                        49.5
______________________________________________________________________________

(1) The percentages shown include the shares of Common Stock which each named stockholder has the right to acquire within 60 days of September 30, 1998. In calculating percentage ownership, all shares of Common Stock which a named stockholder has the right to acquire upon conversion of Series A Preferred
Stock and of convertible notes payable by the Company and exercise of warrants and of options issued pursuant to the Company's stock option plans are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder.
(2) Includes 6,667 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 18,000 shares of Common Stock issuable upon exercise of options.
(3) Includes 45,001 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 18,000 shares of Common stock issuable upon exercise of options and 1,000,000 shares of Common Stock issuable upon exercise of warrants. Of this total, an aggregate of 95,100 shares are owned of record by Mr. Hanson, and 1,657,444 shares are owned of record by Torrey Pines.
(4) Includes 4,168 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 21,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.
(5) Includes 6,240 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.
(6) Includes 36,667 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 1,000,000 shares of Common Stock issuable upon exercise of warrants.


ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CSS Ltd./Robert Stahl

     Consulting fees and commissions.   During 1997, the Company issued 6,500
shares of restricted common stock to Mr. Stahl as compensation for services.
CSS Ltd/Robert Stahl earned $18,271 in commission on sales of which the Company was only able to pay $1,484 because of its financial constraints. The Company also paid CSS Ltd. $6,970 for inventory which was purchased on the Company's behalf. During 1998, CSS Ltd./obert Stahl was paid $10,760 of commissions which totalled $23,337. CSS Ltd. was also paid $1,856 for inventory which it purchased on the Company's behalf. The Company is currently unable to pay CSS Ltd./Mr. Stahl the total of $29,364 which is owed him in commissions.

     Other transactions. The Company had a line of credit for $213,000 and accrued interest from a bank. In May, 1998 Mr. Stahl purchased the promissory note for the former line of credit from the bank for $10,000. This note was subsequently purchased by TPR Group, Inc. for $10,000.

Page <14>
Russell A. Pohl

     Compensation.   During fiscal 1996 the Company issued 131,333 shares of
restricted common stock to Mr. Pohl in lieu of salary. During 1997, Mr. Pohl was issued 15,000 shares of restricted common stock as compensation for services and earned commissions in the amount of $2,140. During 1998, Mr. Pohl earned $5,202 in commissions of which the Company was only able to pay $2,380 because of its financial restraints. Mr. Pohl was also granted 12,000 shares of restricted common stock for consulting services he performed for the Company.


Gerard L. Kappenman.

     Loans to the Company. In fiscal 1991 the Company sold an aggregate of $4,000 of 14% convertible notes to Mr. Kappenman. In fiscal 1994 the Company sold an aggregate of $16,000 of 15% convertible notes to Mr. Kappenman. These notes were subsequently converted to common stock, see stock and warrant purchases and awards below.

     Guarantees. In fiscal 1992, Mr. Kappenman guaranteed repayment of borrowing by the Company under its then current bank line of credit. In
January 1992, Mr. Kappenman guaranteed repayment of borrowing by the Company of a $40,000 loan made with the South Dakota Governor's Office of Economic Development. In fiscal 1993, Mr. Kappenman guaranteed repayment of borrowing by the Company under its then current bank line of credit. This guaranty was terminated upon the completion of the Company's initial public offering in June 1993. In January 1994 Mr. Kappenman guaranteed the Company's $500,000 secured line of credit that matured on July 20, 1994. This guaranty was terminated when Torrey Pines Research assumed payments on the note (see below).

     Stock and Warrant Purchases and Awards. In connection with the incorporation and initial organization of the Company, Gerard A. Kappenman purchased, on October 10, 1989, 180,000 shares of Common Stock at $0.003 per share, for an aggregate purchase price of $540. During the fiscal year ended September 30, 1991, Mr. Kappenman purchased 6,667 shares of the Company's
Series A Preferred Stock, having a liquidation preference of $1.35 per share, for $9,000 in cash and returned 33,333 shares of Common Stock of the Company to help offset the dilution of the Company's equity from the offering of such Preferred Stock to existing stockholders. In fiscal year 1992, the Company granted 1,330 shares of the Company's Common Stock to Mr. Kappenman for services rendered to the Company, and Mr. Kappenman converted 14% convertible notes and accrued interest aggregating $4,216.33 into 1,406 shares of Common Stock. As incentive for the early conversion of such notes, Mr. Kappenman was granted a warrant to purchase 703 shares of Common Stock at a price of $3.00 per share exercisable at any time through December 31, 1995. In March 1993, the Company's Board of Directors granted to Mr. Kappenman an option to purchase up to 50,000 shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan at an exercise price equal to 130% of the initial offering price of the units, subject to stockholder approval of the increase in the number of shares issuable. The options expired 90 days following Mr. Kappenman's resignation as President of the Company. In 1994 Mr. Kappenman converted $16,384 of convertible notes and accrued interest into 13,107 shares of common stock registered by the Company's Prospectus dated June 1, 1994. Mr. Kappenman was granted 18,000 options by the Board of Directors in September, 1995 pursuant to the Company's 1993 Stock Option Plan at an exercise price of $0.25 per share. The options in equal portions vest over a period of 36 months.

     Consulting Fees and Salary. On October 12, 1989, the Company paid $540 to Mr. Kappenman for consulting services provided prior to October 1, 1989.
During fiscal year 1990, the Company paid Mr. Kappenman $27,871 in combined salary and bonus. During fiscal year 1991 and 1992 the Company paid Mr. Kappenman $23,500 and $22,000, respectively, in salary. In fiscal year 1993 Mr. Kappenman received $42,000 in salary and a bonus of $25,000 for services rendered during such year. In 1994 Mr. Kappenman received $70,000 in salary. In 1995 Mr. Kappenman received $32,230 in salary. In 1998, Mr. Kappenman received 12,000 share of restricted common stock for consulting services provided to the Company.

Torrey Pines Research, Inc./TPR Group, Inc./William J. Hanson

     SoundXchange Royalty Agreement/Buyout. Torrey Pines co-developed the Company's SoundXchange products with the Company under terms that provided for royalty payments of $5.00 for each SoundXchange unit sold by InterActive.
Page <15>
Under the terms of this agreement, the Company retained an exclusive right to sell and distribute SoundXchange and its derivative products, subject to the requirement that payments to Torrey Pines of at least $50,000 were made in the first year following introduction of SoundXchange and $100,000 in the second year. In September 1993, the Company purchased all unowned rights to SoundXchange for $95,000 in cash and warrants to purchase 95,000 shares of Common Stock at $6.75 per share, expiring on September 29, 1997.

     Leases. The Company received rental income from Torrey Pines for the use of office space at the InterActive facility, in the amount of $18,600 for the fiscal year ended September 30, 1992. In July 1993, Torrey Pines and the Company entered into a two-year sub-lease agreement pursuant to which the Company sub-leased office space from Torrey Pines at a rate of $5,050 per month. The Company and Torrey Pines subsequently agreed to reduce the space leased pursuant to the lease, and to reduce the rent to $500 per month, for a period of 9 months. The term of the lease was also extended from June 1995 through March 1996. This lease was bought out for 36,000 shares of common stock registered by the Company's prospectus dated June 1, 1994. During 1995, the Company rented office space to Torrey Pines for $1,000 month to month rental. In 1996, rental income from Torrey Pines totalled $6,000 and the month to month rental was terminated.

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

     The Company had borrowings of $213,000 and accrued interest under a line of credit from a bank. In May, 1998 Mr. Stahl purchased the promissory note for the former line of credit from the bank for $10,000. This note was subsequently purchased by TPR Group, Inc. for $10,000.

     Consulting Services. On October 12, 1989, the Company paid $460 to Torrey Pines for consulting services provided prior to October 1, 1989. During the fiscal year ended September 30, 1990, the Company received $104,000 in consulting fees from Torrey Pines for services provided related to research in multimedia technologies. The Company received additional consulting fees from Torrey Pines amounting to $6,000 during fiscal 1991, $8,248 in fiscal 1992, and $3,000 for the six months ended March 31, 1994. Torrey Pines performed consulting services for the Company during the fiscal year ended September 30, 1992 having a value of $75,659, which was paid through the issuance of an aggregate of 28,916 shares of the Company's Common Stock. Torrey Pines also was awarded 5,000 shares of Common Stock in fiscal 1992 for services rendered to the Company. During fiscal 1993, in consideration for $202,614 of consulting services provided to the Company by Torrey Pines during the first calendar quarter of 1993, the Company issued 20,000 shares of its Common Stock, valued at
$5.25 per share, to Torrey Pines and paid Torrey Pines $97,614 in cash.   For
fiscal 1994, the Company paid or accrued to Torrey Pines $112,665 for consulting services. During fiscal 1995, the Company sold an aggregate of $14,460.50 of equipment which was no longer in use by the Company to Torrey Pines. Torrey Pines prepaid $13,339 in consulting fees. During fiscal 1996, the Company issued an aggregate of 169,280 share of restricted Common Stock having a value of $25,391 to Torrey Pines in settlement of prepaid consulting fees which the Company was unable to perform.
Page <16>
     From July through December 1993 the Company paid Mr. Hanson $6,000 per month as compensation for serving as Chief Operating Officer of the Company.

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


Recent Transactions.

     All transactions between the Company and its executive officers, directors, or principal stockholders, or any of their affiliates, have been approved by a majority of the disinterested members of the Company's Board of Directors, and have been on terms that the Company believes to be no less favorable to the Company than those that could be obtained from an unaffiliated third party in arms-length transactions.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     The following documents are filed as part of this report:

          1.  Financial Statements                                    Page No.
              ____________________                                    ________
              Management's statement on Unaudited Financial Statements     F-1
                Balance Sheets                                             F-2
                Statements of Operations                                   F-3
                Statements of Stockholders' Equity                         F-4
                Statements of Cash Flows                                   F-5
                Notes to Financial Statements                              F-7

         2.     Exhibits
                ________
Exhibit Number
______________
     10.01 Sale of Assets Agreement dated as of November 2, 1993, between Powerhouse Computer Sales, Ltd. and the Company (Form 8-K dated November 2, 1993, file number 000-21898)
     10.02 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, dated January 20, 1994*
     10.03 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, each dated November 2, 1993 (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.04 Agreement dated as of September 29, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)
     10.05 Sublease Agreement dated as of July 1, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)
Page <17>
     10.06 Assignment of Lease dated November 2, 1993 between Powerhouse Computer Sales, Ltd. and the Company.*
     10.07 Employment Agreement dated as of October 1, 1993 between the Company and James R. Cink (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.08     Nations Credit Dealer Agreement*

* The exhibits marked with an asterisk have been filed with Form SB-2 registration No. 33-77240.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the year ended September 30, 1998.

Page <18>
SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange
Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  November 20, 1998            INTERACTIVE INC.




                                         BY: \s\Robert Stahl
                                            ________________________________
                                            Robert Stahl
                                            President


                                         BY: \s\Gerard L. Kappenman
                                             _______________________________
                                             Gerard L. Kappenman
                                             Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                         TITLES                           DATE




\s\Robert Stahl                  President                   November 20, 1998
______________________
Robert Stahl





\s\Gerard L. Kappenman           Secretary                   November 20, 1998
_______________________
Gerard L. Kappenman              Director




\s\William J. Hanson             Director                   November 20, 1998
________________________
William J. Hanson





\s\Russell A. Pohl               Director                   November 20, 1998
_________________________
Russell A. Pohl                  CEO

Page <19>

                                       INTERACTIVE INC.

                                       FINANCIAL REPORT

                                       SEPTEMBER 30, 1998
Page <20>

                                            CONTENTS


                                                                         Page
                                                                         ____
Letter from management on unaudited financial statemnts                   F-1

FINANCIAL STATEMENTS (unaudited)

     Balance sheets                                                       F-2
     Statements of operations                                             F-3
     Statements of stockholders' equity                                   F-4
     Statements of cash flows                                             F-5
     Notes to financial statements                                F-6 to F-12
Page <F1>

          Statement from management on unaudited financial statements

The following financial statements are unaudited. The Company was not able to pay its auditors to complete the audit of its financial statements for the year ended September 30, 1998. The financial information presented has been prepared from the books and records without audit, but, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented.

Page <F2>
                                  INTERACTIVE INC.
                                   BALANCE SHEETS
                             September 30, 1998 and 1997
                                    (Unaudited)
                ASSETS                               1998             1997
                                                 ____________     ____________
CURRENT ASSETS (Notes 3 and 4)
  Cash and cash equivalents                     $      1,018     $      1,165
  Accounts receivable                                  4,175           10,418
  Inventories                                         22,480           21,173
  Prepaid expenses and other                           1,837              800
                                                 ____________     ____________
           Total current assets                 $     29,510     $     34,096

PROPERTY AND EQUIPMENT, at cost (Notes 3, 4 and 5)
  Land                                          $      1,962     $      1,962
  Building and improvements                           84,963           84,962
  Computer and office equipment                       54,246           54,246
                                                 ____________     ____________
                                                $    141,170     $    141,170
  Less accumulated depreciation                       92,032           77,032
                                                 ____________     ____________
                                                $     49,138     $     64,138
                                                 ____________     ____________
                                                 ____________     ____________

OTHER ASSETS, at cost (Notes 2, 3 and 4)
  Cost                                          $    253,971     $    253,971
  Less accumulated amortization                      247,838          244,526
                                                 ____________     ____________
                                                $      6,132     $      9,444
                                                 ____________     ____________
                                                $     84,780     $    107,679
                                                 ____________     ____________
                                                 ____________     ____________

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, bank  (Note 3)                 $          0    $     213,500
  Notes payable, related parties (Note 3)            758,500          545,000
  Current maturities of long-term debt (Note 4)      266,436          265,436
  Accounts payable, trade                          1,139,015        1,119,092
  Accounts payable, trade,
     Torrey Pines Research, Inc.                     296,297          296,297
  Accrued expenses                                   207,227          244,526
                                                 ____________     ____________
           Total current liabilities            $  2,667,474     $  2,683,851
                                                 ____________     ____________

LONG-TERM DEBT (Notes 4 and 5)
                                                $    311,435     $    265,436
  Less current maturities                           (266,436)        (265,436)
                                                 ____________     ____________
                                                $     45,000     $          0
                                                 ____________     ____________
STOCKHOLDERS' EQUITY (Notes 4, 9 and 10)
  Series A preferred stock, par value $.001 per
  share; authorized 5,000,000 shares; issued 1998
  113,901 shares; 1997 113,901 shares; total
  liquidation preference 1998 of $178,019; 1997
  of $178,019                                   $        114    $         114
  Common stock, par value $.001 per share;
  authorized 10,000,000 shares; issued 1998
  3,289,976 shares; 1997 3,190,976 shares              3,289            3,191
  Additional paid-in capital                       6,834,594        6,834,594
  Accumulated deficit                             (9,465,690)      (9,414,070)
                                                 ____________     ____________
                                                $ (2,627,694)    $ (2,576,172)
                                                 ____________     ____________
                                                $     84,780     $    107,679
                                                 ____________     ____________
                                                 ____________     ____________
See Notes to Financial Statements.

Page <F3>
                               INTERACTIVE INC.

                           STATEMENTS OF OPERATIONS
                    Years Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                   1998              1997
                                               ____________      ____________

Net Sales                                     $     60,378      $     76,590
Cost of goods sold, exclusive of depreciation
  and amortization shown separately below           33,785            36,972
                                               ____________      ____________
            Gross profit                      $     26,593      $     39,619
                                               ____________      ____________

Operating expenses
    Sales and Marketing                       $     38,135      $     78,477
    Support and production                               0             4,692
    General and administrative                      12,441            11,281
    Depreciation and amortization                   18,312           103,787
                                               ____________      ____________
                                              $     68,889      $    198,238
                                               ____________      ____________
            Operating Loss                    $    (42,297)     $   (158,619)
                                               ____________      ____________

Nonoperating income (expense):
  Rental income                                        890             5,400
  Miscellaneous expense                                  0          (661,681)
  Interest expense                                 (41,105)          (40,632)
  Miscellaneous income                              30,872               996
                                               ____________      ____________
Nonoperating income (expense):                $     (9,323)     $   (695,916)
                                               ____________      ____________

            Net loss                          $    (51,620)     $   (854,535)
                                               ____________      ____________
                                               ____________      ____________

Loss per common and common equivalent share   $      (0.02)      $      (0.27)



See Notes to Financial Statements
Page <F4>

                               INTERACTIVE INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                    Years Ended September 30, 1998 and 1997
                                 (Unaudited)
                                                                      Retained
                                                      Additional      Earnings
                            Capital Stock Issued       Paid-in      (Accumulated
                            ____________________
                            Preferred   Common         Capital         Deficit)
                            _________  _________     ____________   ____________
Balance, September 30, 1996 $     117  $   3,106     $  6,829,103   $(8,559,535)
  Issuance of common stock for:
    Services                                  82            5,491

  Conversion of preferred
    stock to common stock          (3)         3

  Net loss                                                             (854,535)
                            _________  _________     ____________   ____________
Balance, September 30, 1997 $     114  $   3,191     $  6,834,594   $(9,414,070)

  Issuance of common stock for:
    Services                                  98

  Net loss                                                              (51,620)
                           _________  _________      ____________   ____________

Balance September 30, 1998 $     114  $   3,290      $  6,834,594   $(9,465,690)
                           _________  _________      ____________   ____________
                           _________  _________      ____________   ____________

See Notes to Financial Statements.

Page <F5>
                                     INTERACTIVE INC.

                                 STATEMENTS OF CASH FLOWS
                          Years Ended September 30, 1998 and 1997
                                       (Unaudited)

                                                        1998           1997
                                                     __________     __________
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $  (51,620)    $ (854,535)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities:
    Depreciation and amortization                        18,312       103,787
    Issuance of common stock for services                    98         5,573
    Loss on write down of assets                                      661,680
    Change in assets and liabilities
      Decrease in receivables                             6,243        10,153
      Decrease (increase) in inventories                   (767)       24,085
      Decrease (increase) in prepaid expenses and other  (1,037)          731
      Increase (decrease) in accounts payable, trade     19,923         5,128
      Decrease in accounts payable, trade,
        Torrey Pines Research                                 0        (4,000)
      Increase (decrease) in accrued expenses           (37,299)       51,240
                                                      __________    __________
        Net cash provided by (used in) operating
          activities                                 $  (46,147)   $    4,562
                                                      __________    __________


CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from long term debt                       $   46,000             0
  Principal payments on long term debt                        0         (4,427)
                                                       __________   __________
        Net cash provided by (used in)
          financing activities                        $   46,000   $   (4,427)
                                                       __________   __________

        Net increase (decrease) in cash
          and cash equivalents                        $     (147)  $      133

CASH AND CASH EQUIVALENTS
Beginning                                             $    1,165   $    1,034
                                                       __________   __________

Ending                                                $    1,018   $    1,165
                                                       __________   __________
                                                       __________   __________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                          $        0   $      225
                                                       __________   __________
                                                       __________   __________

See Notes to Financial Statements.
Page <F6>
                                  INTERACTIVE INC.

                       NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1.  Organization and Nature of Business and Significant Accounting Policies

Organization and nature of business:

The Company was incorporated in the State of South Dakota on October 4, 1989. Its intended business is to design, develop, manufacture, and market high technology personal computer based multimedia communications products. Efforts to define the Company's products and markets and develop a business plan were begun in the first year. Beginning in October 1990, the Company's activities were focused entirely on product development and initial market development. Sales of product began in July, 1991. Operations of the Company during its years ended September 30, 1998 and 1997 were funded primarily by sales of the Companys products.

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

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market. The major classifications of inventories are as follows:

                                             1998                     1997
                                          ___________              __________
Materials                                 $     8,445              $   10,380
Work-in-process                                 6,765                   5,577
Finished work                                   7,270                   5,756
                                          ___________              __________

                                          $    22,480              $   21.713
                                          ___________              __________

Page <F7>
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Expenditures related to software development were charged to operations as incurred until technological feasibility was determined to be established for the product. Software development costs capitalized for the years ended September 30, 1998 and 1997 were $0 and $256,517 respectively. Amortization expense for the years ended September 30, 1998 and 1997 were $3,312 and $85,457 respectively.

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

Loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding during the years ended September 30, 1998 and 1997. The common stock equivalents discussed in Notes 9 and 10 of the Notes to Financial Statements have not been included in the computation since their inclusion would have an anti-dilutive effect.

Page <F8>

                               NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Organization and Nature of Business and Significant Accounting Policies (cont.)

Income taxes: (continued)

The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding at September 30, 1998 and 1997 are 3,253,121 and 3,136,670 respectively.

Note 2. Other Assets

Other assets consist of the following:

                                                              1998      1997
                                                              ____      ____
Product trademark costs, less accumulated amortization
    of $3,086 and $2,606 at September 30,
     1998 and 1997                                          $ 6,116   $ 6,596

Patent costs, less accumulated amortization of
    $14,172 and $11,474 at September 30, 1998 and 1997            0     2,698

Deposits                                                        150       150
                                                            _______   _______
                                                            $ 6,266   $ 9,444
                                                            _______   _______
                                                            _______   _______

Note 3. Note Payable, Bank

The Company had a line-of-credit aggregating $213,500 from a bank. At March 31, 1998 the Company had borrowed $213,500 under this line-of-credit. The line was at a variable interest rate of .75% over the banks commercial base rate (10.43% at March 31, 1998), with interest on the outstanding balance due monthly. The Company was unable to make the monthly interest payments, but did accrue the interest. The line was secured by substantially all of the assets of the Company. The note was purchased for $10,000 from the bank by Robert Stahl, a related party in May, 1998. Additionally, if the note is sold or paid to Robert Stahl the bank is to be paid one-half of any proceeds exceeding the $10,000 purchase price. A second line-of- credit with the same bank for $500,000 whose balance was requested by the bank to be paid during the fiscal year 1995 and which was also secured by substantially all assets of the Company was paid off during fiscal year 1995 by Torrey Pines Research, Inc., a related party, in exchange for a subordinated secured interest, a $500,000 note payable to Torrey Pines Research, Inc. and the issuance of 1,000,000 warrants to purchase the Company's common stock based on an exercise price of $.50 per share. The warrants are exercisable for a period of 18 months following repayment of the loan. The new note to Torrey Pines Research is at a variable interest rate of 1% less than the variable interest rate charged by the bank (9.43% at September 30, 1998), with principal and accrued interest due on September 6, 1995. The Company was unable to pay principal or interest on this note and is now in default.

Page <F9>
                         NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 4. Long-Term Debt
                                                        1998            1997
                                                     __________     __________
Non-interest bearing Note payable to South
 Dakota Department of Revenue due in monthly
 installments of $167 beginning April 1999
 and increasing to $500 monthly April 2001
 through March 2008                                  $   46,000     $        0

4% Note payable to City of Humboldt, due in monthly
installments of $594, including interest, beginning
January 1994 through April 1998, secured by a third
position on a mortgage on the building                   27,336         27,336

15% Convertible notes to stockholders, principal due
October 1995 with interest due quarterly; principal
convertible to common stock at the option of the
noteholders on or before October 1, 1995 at $6.00
of debt for each share of common stock:                115,000         115,000

15% Convertible notes to stockholders, principal due
April 15, 1997 with interest due quarterly, principal
convertible to common stock at the option of the
noteholders on or before April 15, 1997 at $2.75 of
debt for each share of common stock.                     5,000           5,000

4% Note payable to City of Humboldt, due in monthly
installments of $364, including interest, beginning
January 1994 through April 1998, secured by a
junior security interest on equipment.                  18,428          18,428

Capital lease obligations for equipment, payable in
monthly installments  including interest (Note 5).      99,671         101,147
                                                    __________      __________
                                                    $  311,435      $  265,435
Less current maturities                             $  266,436      $  265,435
                                                    __________      __________

                                                    $   44,999      $        0
                                                    __________      __________
                                                    __________      __________

Aggregate maturates of long-term debt at September 30, 1998 are: 1999 $2,000, 2000 $4,000, 2001 $6,000.

Page <F10>

Note 5:  Lease Commitments

Company has leased equipment.   Future minimum payments under the leases are as
  follows:

                        Year Ended                                 Capital
                       September 30,                                Lease
                       _____________                               ________
                           1999                                    $ 99,671
                                                                   ________
Total minimum lease payments                                       $ 99,671
Amount representing interest                                              0
                                                                   ________
Present value of net minimum lease payments                        $ 99,671
                                                                   ________
                                                                   ________

During fiscal year ending September 30, 1996, the Company was unable to meet certain lease payments and that leased equipment was returned, at which time the total lease payments were accelerated.

Note 6. Federal Income Taxes

For the year ending September 30, 1998, the Company adopted Financial Accounting Standards Board Statement No. 109. Statement 109 requires that deferred taxes be recorded on a liability method and adjusted when new tax rates are enacted. There was no effect to the Company's financial statements as a result of adopting Statement 109.

At September 30, 1998, the Company had a net operating loss carryforward for tax purposes of approximately $8,147,000 and research and development tax credits carryforward of approximately $16,500 which were available for future reductions of tax payments, subject to certain limitations, and will expire September 30, 2009. The research and development tax credits will be reflected as future reductions of tax provisions for financial reporting purposes in the year utilized. For financial reporting purposes, the operating loss carryforward is approximately $9,466,000, which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements.

Note 7.  Related Party Transactions

The Company had borrowings of $213,000 and accrued interst under a line of credit from a bank. In May of 1998, Mr. Stahl purchased the promissory note for the former line of credit from the bank for $10,000. This note was subsequently purchased by TPR Group, Inc. for $10,000.

Note 8.  Patent Infringement Claims

The Company is not currently engaged in any litigation relating to patent infringement, although it has been contracted by a third party which claims the Company's products may infringe upon the third party's patent. Management of the Company and the Company's patent attorney do not currently believe that the claim will have any significant adverse effect on the Company's financial statements.

Due to the nature of the Company's products, the Company may in the future, receive communications from unrelated third parties that the Company's products or trademarks infringe upon the proprietary rights of those third parties.
Page <F11>
                  NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 9.  Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the board of Directors and vest with the option holder over a 48 or 36 month period of continuous service to the Company. The option price for all options granted to date is established by the board of Directors. The exercise price for options granted to an optionee who owns stock greater that 10% of the total voting power of all classes of stock of the Company shall be 110% of the fair market value of the stock on the date the option is granted. The Plan was approved by the Board of Directors on June 18, 1991 for 33,333 shares and was ratified by the stockholders in November, 1991. All options are to be granted within ten years of the Plan approval. On August 28, 1992, the Board of Directors approved additional stock options for 100,000 shares, which was ratified by the stockholders on November 26, 1992, that vest with the option holder over 36 month period of continuous service to the Company. The Company has 133,333 shares of common stock reserved for options as of September 30, 1998.

The following details the stock options issued and outstanding as of September 30, 1998:


                         Options      Options          Option     Expiration,
                         Issued      Exercisable        Price     Year Ended
                         _______     ___________       ______     ___________
Incentive                  9,334           9,334       $ 0.25            2001
Incentive                  3,000           3,000         0.25            2004
Incentive                  4,500           2,820         0.32            2005
Company's President       10,000           6,240         0.32            2006
Non-statutory              3,000           3,000         0.25            2003
Non-statutory             18,000          18,000         0.25            2004
Non-statutory             36,000          36,000         0.25            2005

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding at September 30, 1998.

                                       Warrants        Warrant     Expiration
                                        Issued          Price         Date
                                       ________        _______     __________
Warrants for incentive to pay
off note                              1,000,000          0.50        6-30-99

Page <F12>
                        NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Nonmonetary stock transactions:

During 1998 and 1997, the Company issued stock for other services. The transactions were recorded at the estimated fair market value of the stock at the date that the stock was issued.

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

Note 11. Major Customer

For the year ended September 30, 1997, sales to two customers accounted for 23.7% and 9.8% of its sales respectively. For the year ended September 30, 1998, there were three major customers who accounted for 22.4%, 9.3% and 9.0% of its sales respectively.