Form 10QSB
period 1999-06-30
INTERACTIVE INC
filed 1999-08-19
CIK 879407

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended:  June 30, 1999

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

                APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                4,965,036 shares at June 30, 1999

Transitional Small Business Disclosure Format (Check one):  Yes              No
    X

                  PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                   INDEX TO FINANCIAL STATEMENTS



         Page
                                                                      ----
  Balance Sheet as of June 30, 1999
                   3

  Statements of Operations for Nine and Three Months
   Ended June 30, 1999  and 1998
                         4

  Statement of Stockholders' Equity for Nine Months
   Ended June 30, 1999                                                    5

  Statements of Cash Flows for the Nine Months
   Ended June 30, 1999  and 1998

     6

  Notes to Financial Statements
               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
                    8


                    PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings
                   10

Item 2.  Changes in Securities
                   1
0

Item 3.  Defaults Upon Senior Securities
              10

Item 4.  Submission of Matters to a Vote of Security Holders
10

Item 5.  Other Information
                   10

Item 6.  Exhibits and Reports on Form 8-K

                         INTERACTIVE INC.
                          BALANCE SHEETS
                          June 30, 1999
                           (Unaudited)
         ASSETS                                                     9/30/98
                                                                 -------------
CURRENT ASSETS
  Cash and cash equivalents                     $      1,151     $      1,018
  Accounts receivable                                  3,454            4,175
  Inventories                                         20,948           22,480
  Prepaid expenses and other                           1,215            1,837
                                                -------------    -------------
           Total current assets                 $     26,767     $     31,106
                                                -------------    -------------

PROPERTY AND EQUIPMENT, at cost
  Land                                          $      1,962     $      1,962
  Building and improvements                           84,962           84,962
  Computer and office equipment                       54,246           54,246
                                                -------------    -------------
                                                $    141,170     $    141,170
                                                -------------    -------------
  Less accumulated depreciation                       96,782           92,032
                                                -------------    -------------
                                                $     44,388     $     49,138
                                                -------------    -------------

OTHER ASSETS, at cost
  Cost                                          $    253,971     $    253,971
  Less accumulated amortization                      244,064          247,838
                                                -------------    -------------
                                                $      5,907     $      6,132
                                                -------------    -------------
                                                $     77,062     $     84,780
                                                -------------    -------------
                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, related parties                $    500,000     $    758,500
  Current maturities of long-term debt                22,004          266,436
  Accounts payable, trade                            161,405        1,139,015
  Accounts payable, trade,
    Torrey Pines Research, Inc.                            0          296,297
  Accrued expenses                                   292,694          207,277
                                                -------------    -------------
           Total current liabilities            $    976,103     $  2,667,474
                                                -------------    -------------

LONG-TERM DEBT
                                                $     65,450     $    311,435
  Less current maturities                            (22,004)        (266,436)
                                                -------------    -------------
                                                $     43,496     $     45,000
                                                -------------    -------------
STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $.001
    per share; authorized 5,000,000 shares;
    issued 113,901 shares                       $       114      $        114
  Series B preferred stock, par value $.001
    per share; authorized 2,000,000 shares;
      issued 2,000,000 shares                         2,000                 0
  Common stock, par value $.001 per share;
    authorized 10,000,000 shares; issued 4,965,036    4,965             3,289
  Additional paid-in capital                      8,906,209         6,834,594
  Accumulated deficit                            (9,855,825)       (9,465,690)
                                               -------------     -------------
                                               $   (942,537)     $ (2,627,694)
                                               -------------     -------------
                                               $     77,062      $     84,780
                                               -------------     -------------
                                               -------------     -------------
See Notes to Financial Statements.

                           INTERACTIVE INC.
                      STATEMENTS OF OPERATIONS
          Nine and Three Months Ended June 30, 1999 and 1998
                            (Unaudited)

                           Nine months ended June 30,Three months ended June 30,
                                1999       1998            1999          1998
                            -----------  -----------  -----------  -----------

Net Sales                   $   26,103   $   49,523   $    9,663   $    9,746
Cost of goods sold,
  exclusive of depreciation
  and amortization shown
  separately below              18,412       27,266        6,860        7,675
                            -----------  -----------  -----------  -----------
         Gross profit       $    7,691   $   22,257   $    2,803   $    2,071
                            -----------  -----------  -----------  -----------

Operating expenses
    Sales and Marketing     $   29,367   $   24,963   $    9,913   $   (2,847)
    Support and production       4,734       (4,013)       1,521       (5,577)
    General and administrative  22,838        9,573        7,996        3,653
    Depreciation and amortization4,976       13,734        1,590        4,578
                            -----------  -----------  -----------  -----------
                            $   61,915   $   44,221   $   22,004   $     (193)
                            -----------  -----------  -----------  -----------
            Operating Loss  $  (54,224)  $  (21,964)  $  (19,201)  $    2,264
                            -----------  -----------  -----------  -----------

Nonoperating income (expense):
  Rental income             $      839   $      618   $      289    $     150
  Interest expense            (353,145)     (30,867)    (225,491)     (10,122)
  Miscellaneous income          16,395       25,588        5,789        7,354
                            -----------  -----------  -----------   ----------
Nonoperating (expense):     $ (335,911)  $   (4,661)  $ (219,413)   $  (2,618)
                            -----------  -----------  -----------   ----------
            Net loss        $ (390,135)  $  (26,625)  $ (237,614)   $    (354)
                            -----------  -----------  -----------   ----------
                            -----------  -----------  -----------   ----------

Loss per common and common
  equivalent share          $    (0.08)  $    (0.01)  $    (0.05)   $   (0.00)
                            -----------  -----------  -----------   ----------
                            -----------  -----------  -----------   ----------

See Notes to Financial Statements

                               INTERACTIVE INC.
                      STATEMENT OF STOCKHOLDERS EQUITY
                      Nine Months ended June 30, 1999
                               (Unaudited)

                                                                     Retained
                                                      Additional     Earnings
                             Capital Stock Issued      Paid-in     (Accumulated
                          Preferred  Preferred  Common  Capital       Deficit)
                          Series A   Series B
                          ---------  ---------  ------  ----------  -----------

Balance, September 30,
     1998                 $     114  $       0  $3,290  $6,834,594  $(9,465,690)

  Issuance of common stock
    for  settlement of debt                      1,676   2,071,615

  Issuance of Series B preferred
    stock for settlement of debt       2,000

  Net loss                                                             (390,135)
                           --------   ------    ------   ----------  -----------
Balance, June 30, 1999     $    114   $2,000    $4,965   $6,834,594 $(9,855,825)
                           --------   ------    ------   ----------  -----------
                           --------   ------    ------   ----------  -----------


See Notes to Financial Statements.

                           INTERACTIVE INC.
                       STATEMENTS OF CASH FLOWS
                 Nine Months Ended June 30, 1999 and 1998
                                (Unaudited)
                                                    Nine months ended June 30,
                                                       1999            1998
                                                    -----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $ (390,135)     $ (26,624)
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Depreciation and amortization                        4,976         13,734
    Issuance of common stock for services                    0             75
    Change in assets and liabilities
      Decrease in receivables                              721          6,329
      Decrease (increase) in inventories                 1,532         (2,226)
      Decrease in prepaid expenses and other               622              0
      (Decrease) in notes payable, related party      (258,500)             0
      Increase (decrease) in accounts payable, trade  (978,109)        12,200
      (Decrease) in accounts payable,
        Torrey Pines Research                         (296,297)             0
      Increase in accrued expenses                      85,417         48,375
                                                    -----------     ----------
        Net cash (used in) operating activities     $  245,518      $ (44,887)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of common stock in settlement
    of long term debt                               $ (245,985)     $       0
  Proceeds from long term debt                               0         46,000
  Principal payments on long term debt                     500              0
                                                    -----------     ----------
        Net cash provided by financing activities   $ (245,485)     $  46,000
                                                    -----------     ----------

          Net increase in cash and cash equivalents $       33      $   1,113

CASH AND CASH EQUIVALENTS
Beginning                                           $    1,018      $   1,165
                                                    -----------     ----------
Ending                                              $    1,151      $   2,278
                                                    -----------     ----------
                                                    -----------     ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Issuance of common stock to satisfy long-term debt,
      convertible notes, accrued interest payable and
      accounts payable                              $1,489,553       $      0
                                                    -----------      ---------
                                                    -----------      ---------

     Issuance of common stock to satisfy accounts
       payable, Torrey Pines Research               $  296,298       $      0
                                                    -----------      ---------
                                                    -----------      ---------

     Issuance of Series B Preferred stock to satisfy
       loans payable and long-term debt,
       Torrey Pines Research                        $  289,440       $      0
                                                    -----------      ---------
                                                    -----------      ---------

See Notes to Financial Statements.

                               INTERACTIVE INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

Note 1.  Interim Financial Statements

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine and three months ended June 30, 1999, are not necessarily indicative of the results expected for the entire year.

Note 2.  Income Taxes

At June 30, 1999, the Company had a net operating loss carryforward for tax purposes of approximately $8,784,300. For financial reporting purposes, the operating loss carryforward is approximately $9,855,000 which represents the amount of future tax deductions for which a tax benefit has not been recognized in the financial statements. No deferred asset has been recorded for the benefit of the net operating loss or any other temporary differences as the related valuation allowance would be equal to the net deferred tax asset.

Note 3.  Loss Per Common and Common Equivalent Share

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June, 1999 and 1998. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 1999 and 1998 are 3,763,583, 3,193,123, 4,739,592 and 3,230,086, respectively.
The loss per common and common equivalent share assuming full dilution is the same as the loss per common and common equivalent share since the convertible preferred stock, convertible notes and common stock options and warrants have not been included in the computation as their inclusion would be anti-dilutive.

Note 4.  Stock Options and Warrants

The Company has a plan to grant incentive stock options to employees and non-statutory stock options to other individuals who provide services to the Company. All options granted are at the discretion of the Board of Directors and vest with the option holder over a 36 or 48 month period of continuous service to the Company. The option price is to be established by the Board of Directors. The Company has 133,333 shares of common stock reserved for options as of June 30, 1999. The following details the stock options issued and outstanding as of June 30, 1999.
                                       Options   Options      Option
Expiration
                                       Issued    Exercisable     Price
Year Ended
Incentive                                  9,334     9,334      $.25      2001
Incentive                                  3,000     3,000           .25
2004
Incentive                                  4,500     3,666           .32
2005
Non-statutory                                  3,000      3,000           .25

   2003
Non-statutory                             18,000    18,000           .25
2004
Non-statutory                                 36,000     36,000           .25

   2005
Non-statutory                                10,000     8,112         .32
2006
                                      ------    ------
                                         83,334    81,112

The Company has issued common stock warrants to purchase shares of common stock at a set price. The following details the common stock warrants issued and outstanding as of June 30, 1999.
                                            Warrants     Warrant
Expiration
                                            Issued         Price           Date
                                          --------    -------    ----------
Warrants for refinancing note                1,000,000          .50
9-30
-02

Note 5.  Bank Lines of Credit

The Company had a line-of-credit aggregating $213,500 from a bank. The line was at a variable interest rate of .75% over the banks commercial base rate (10.43% at March 31, 1998), with interest on the outstanding balance due monthly. The Company was unable to pay the principle or the monthly interest payments, but accrued the interest. The line was secured by substantially all of the assets of the Company. In May of 1998 the note was purchased from the bank by Robert
Stahl, a related party.   The note was subsequently purchased from Mr. Stahl by
TPR Group, a related party.  The note was retired when the Company successfully
closed its "Offer to Creditors."   See Part II Other information Item 5.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Liquidity and Capital Resources

    Although the Company successfully closed it's "Offer to Creditors" (see
Item
5.), the Company is delinquent on its interest payments on its secured note, one of its subordinated long term notes and a portion of its trade accounts payable. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its remaining creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.

    The Company's inventory of SoundXchange hardware, which, as of June 30, 1999, accounted for approximately 78.3% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

    The Company was also unable to pay its auditors in order to have audited financial statements for the years ended September 30, 1994, 1995, 1996, 1997 and 1998. The absence of audited financial statements may jeopardize the ability of the Company to continue as a reporting company and may jeopardize the ability for the Company's stock to continue to trade on the OTC Bulletin Board.

Results of Operations

    Revenue. Net sales for the nine months ended June 30, 1999 and 1998 were $26,100 and $49,500, respectively. The Company's decrease in sales is attributable mainly to less emphasis on marketing during the period. Management's main objective was to implement debt to equity conversions with the Company's creditors.

    Gross Profit. The gross margin for the nine months ended June 30, 1999 was approximately 29%, down from a gross margin of 45% for the nine months ended June 30, 1997. The decrease from the previous year is due primarily to a greater percentage of sales of the SoundXchange Models T and VC with their relatively lower profit margin.

    Sales and marketing expenses. Sales and marketing expenses for the nine months ended June 30, 1999 and 1998 were $29,000 and $25,000, respectively.

    Research and development. There were no research and development expenses for the nine months ended June 30, 1999. The Company does not have any employees currently engaged in research, product development and engineering, but the Company currently has access, through a temporary consulting arrangement with Torrey Pines Research (TPR), the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these consulting services.

    General and administrative. General and administrative expenses for the nine months ended June 30, 1999 and 1998 were $22,800 and $9,500, respectively. The increase is primarily due to the additional costs to consummate the Offer to Creditors (See Item 5.)

    Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended June 30, 1999 and 1998 were $5,000 and $13,700, respectively. The decrease in depreciation and amortization expense was due primarily to the majority of depreciable items being depreciated out.

    Nonoperating Income (Expense). Nonoperating income (expense) for the nine months ended June 30, 1999 and 1998 were ($335,900) and ($4,700) respectively. The increase in nonoperating expense was a result of accrual of interest to a related party.

    Net Loss.  The Company suffered a net loss for the nine months ended June
30,
1999 of $390,100 or $0.08 per share on 3,763,583 weighted average shares outstanding compared to a net loss for the nine months ended June 30, 1998 of $26,600 or $0.01 per share on 3,193,123 weighted average shares outstanding. The increase in net loss was primarily a result of accrual of interest to a related party.

    Management believes that the largest challenges that the Company will continue to confront during 1999 are to obtain adequate financing and to develop a plan to achieve profitability. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its remaining unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for on going operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied.

    The Company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


Item 2.  Changes in Securities.
    None

Item 3.  Defaults Upon Senior Securities.
    None

Item 4.  Submission of Matters to a Vote of Security Holders.
    None

Item 5.  Other Information
    Effective June 18, 1999 the Company successfully closed the "Offer to Creditors" (the "Offer") which was made to creditors of the Company in December, 1998. The holders of approximately $1,599,000 of the Company's previously outstanding debt agreed to accept shares of the Company's common stock in exchange therefor. TPR Group, Inc., (together with its affiliated entities, "TPR"), a related party received 296,298 shares of the Company's Common Stock in exchange for $296,298 of unsecured debt. Additionally, TPR acquired 2,000,000 shares of a new series of the Company's authorized but unissued
Series B Preferred Stock which is initially convertible to Common Stock on a 10 to one basis and has contributed $289,440 in principal and accrued interest secured by a lien on the Company's assets to the capital of the Company. As a consequence of these transactions, the Company's outstanding indebtedness has been reduced from approximately $2,916,000 at December 8, 1998, to approximately $958,283 at June 18, 1999, and an aggregate of 25,076,508 shares of common stock (including 20,000,000 issuable to TPR upon conversion of the Series B Preferred Stock) are outstanding. TPR has also agreed to exchange an additional $721,000 of the Company's secured debt for shares of Series C Preferred Stock at a later date, subject to certain conditions. Consummation of this debt-to-equity conversion was publicly announced by a Press Release dated June 18, 1999
a copy of which is attached.   See Exhibit A.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.
              Exhibit A Press Release dated June 18, 1999

     (b)  Reports on Form 8-K.
         During the quarter the Registrant filed a Form 8-K dated June 18, 1999 to report a successful conclusion of an "Offer to Creditors" in which a majority of holders of the Company's previously outstanding debt agreed to accept shares of the Company's stock in exchange therefor.

                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  August 13, 1999                                     INTERACTIVE INC.


                                                                          /s/Rob
ert Stahl
                                                      --------------------
                                                                          Robert
 Stahl
                                                                          Presid
ent

                                                                          /s/Ger
ard L. Kappenman
                                                     ----------------------
                                                                          Gerard
 L. Kappenman
                                                                          Secret
ary

                                 EXHIBIT A

                               NEWS RELEASE

FOR IMMEDIATE RELEASE                                           Contact:
Robert Stahl

    Inte
rActive Inc.

    Phon
e: (605) 363-5117

    Fax:
  (605) 363-5102

    E-ma
il:  sales@iact.com

    Home
page:  www.iact.com

           INTERACTIVE COMPLETES DEBT TO EQUITY CONVERSION
           -----------------------------------------------
    Humboldt, SD, June 18, 1999 - InterActive Inc., a South Dakota corporation ("InterActive" or the "Company") whose common stock is traded in the over-the-counter market under the symbol "INAV", today announced a successful restructuring of a majority of its outstanding debt. Restructure of the Company's debt was proposed in December 1998, as publicly announced in a press release dated December 7, 1998. Effective as of June 18, 1999, the holders of approximately $1,599,000 of the Company's previously outstanding debt, have . agreed to accept shares of the Company's common stock in exchange therefor.

    In connection with the debt restructuring, TPR Group, Inc., a Delaware corporation (together with its affiliated entities, "TPR"), received 296,298 shares of the Company's Common Stock in exchange for $296,298 in unsecured debt owed to it by the Company. In addition , TPR acquired shares of a new series of the Company's authorized but unissued preferred stock (the "Series B Preferred Stock") which is initially convertible into 20,000,000 shares of the Company's Common Stock Subject to the satisfaction of certain further conditions, TPR also has contributed to the capital of the Company the sum of $289,440 in principal and accrued interest owed to it by the Company, which was secured by a lien on all of the Company's assets. As a result of the debt-to-equity exchange and the contribution to capital of additional indebtedness formerly owed to TPR, the Company's outstanding indebtedness has been reduced from approximately $2,916,000 at December 8, 1999 to approximately $958,283 at June 18, 1999. Subject to certain further conditions, TPR has also agreed to exchange, at a future date, an additional $721,000 of the Company's secured indebtedness for shares of a second series of the Company's preferred stock (the "Series C Preferred Stock"), which would be convertible into an additional 6,000,000 shares of the Company's common stock.

    After giving effect to the issuance of 1,726,946 shares in connection with the debt restructuring, and taking into account the 20,000,000 shares of the Company's common stock issuable to TPR upon conversion of the Series B Preferred Stock, an aggregate of approximately 25,076,508 shares of the Company's common stock were outstanding as of June 18, 1999. Of these shares, TPR owns approximately 20,826,741 shares, or approximately 83%, and the other former creditors and stockholders of the Company own approximately 4,249,767 shares, or approximately 17%. As of June 18, 1999, an additional 1,198,000 shares of common stock were issuable upon exercise of outstanding stock options and warrants and conversion of outstanding Series A Preferred Stock.

    As holder of the Series B Preferred Stock, TPR will be entitled to elect a majority of the directors of the Company and to vote along with the Company's common stock holders on all other matters, with the right to cast one vote for each share of the Company's Common Stock into which the Series B Preferred
Stock is then convertible. TPR has agreed to use its best efforts to assist the Company in developing a technical consulting business and/or developing or acquiring such other business or businesses as the officers and directors of the Company, in consultation with TPR, deem desirable and appropriate (although no such acquisition is currently contemplated).

    InterActive Inc. designs, manufactures and markets personal computer-based multimedia products for use over the Internet and local area networks and in kiosks and security systems. InterActive's corporate headquarters are located at 204 North Main, Humboldt, South Dakota. The telephone number is 605-363-5117 and fax number is 605-363-5102. InterActive's home page address is http://www.iact.com.