Form 10KSB
period 1999-09-30
INTERACTIVE INC
filed 2000-01-10
CIK 879407

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                   FORM 10-KSB



(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended September 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from _____________ to _____________

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


     Common  Stock,  $.001  par  value


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's  revenues  for  its  most  recent  fiscal  year  $36,998.

The aggregate market value of the voting stock (Common stock) held by non-affiliates was approximately $158,753 based upon the closing sale price of the Registrant's Common Stock on December 21, 1999.

As of December 21, 1999 there were 5,012,138 shares of the issuer's common stock outstanding.

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Prior to 1994, InterActive Inc. ("InterActive" or the "Company") was engaged in the development, manufacture and marketing, nationally and internationally, of peripheral hardware products, principally a line of SoundXchange products, that were designed to enable users to create and send messages across local area networks and wide area networks of personal computers. In 1994, the Company substantially reduced its operations and, since that time, except for sporadic sales of SoundXchange products from existing inventories, the Company has not conducted any significant operations. See Item 6, "Management's Discussion and Analysis or Plan of Operations." In 1997, in an effort to generate additional sales of its inventory of existing products, the Company began modifying certain SoundXchange products in its inventory for use in kiosks for banks and security systems to exchange audio messages over the Internet. However, at present, the Company is not involved in the production of any products or providing services on a significant level, and is evaluating alternative plans for future operations as discussed below.

     The Company has sustained operating losses for several years. Continued operations of the Company are dependent on the Company's ability to generate future revenues that are sufficient for the Company to meet its existing debt obligations and finance new product and/or service development and continuing operations. For these reasons, the report of the independent certified public accountants on the Company's audited financial statements included herein is subject to a "going concern" qualification. See Item 7, "Audited Financial Statements." The Company has several judgments against it and more threatened as a result of its inability to pay its obligations to its unsecured creditors. See Item 3 "Legal Proceedings".

     In December, 1998, the Company initiated an "Offer to Creditors", pursuant to which the Company proposed to issue shares of its Common Stock to settle accrued expenses, accounts payable, notes payable and long-term debt. In June 1999, the Company announced a "successful" consummation of the "Offer to Creditors", in that the holders of approximately $1,570,000 of the Company's previously outstanding debt had agreed to accept shares of the Company's common stock in exchange therefore. TPR Group, Inc., (together with its affiliated entities, TPR), a related party received 296,298 shares of the Company's Common Stock in exchange for $296,298 of unsecured debt. Additionally, TPR acquired 2,000,000 shares of a new series of the Company's authorized but un-issued Series B Preferred Stock which is initially convertible to Common Stock on a 10 to one basis and has contributed $289,440 in principal and accrued interest secured by a lien on the Company's assets, $35,324 in cash, and a $4,000 note to the capital of the Company. TPR has also agreed to exchange approximately $800,000 of the Company's secured debt and accrued interest for shares of Series C Preferred Stock at a later date, subject to certain conditions. For a further description of these transactions, please see Item 6, "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources" and Item
12, "Certain Relationships and Related Transactions" below. As a consequence, TPR currently has the right to cast approximately 85% of all votes to be cast on any and all matters to be presented for the approval of the stockholders of the Company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".

     The Company's SoundXchange products were designed to be marketed to large and small businesses that have existing local and wide area networks of personal computers, and businesses that plan to connect existing personal computers into such a network. These products currently are being sold primarily on a direct basis to end-users through the Internet and through independent dealers for resale to end-users. The Company's management believes that the emerging CTI (Computer Telephone Integrated) technologies could help stimulate future growth in the PC audio market, which could result in increased sales of its SoundXchange hardware. The Company also hopes to expand its marketing efforts for SoundXchange hardware products for use with PC Video-conferencing, for computer telephone use on the Internet, and for kiosk uses. The Company's SoundXchange hardware is compatible with many software packages that are in use for these purposes.

     Four versions of SoundXchange are available All four products use a telephone hand-set/speakerphone attachment to permit users to record and play voice messages on a personal computer, to communicate over the Internet, or when used in a kiosk application to communicate with a remote location. Since the SoundXchange incorporates a microphone and amplified speaker, along with a hand-set, users are able to communicate or record or play back messages in a "hands-free" mode, or, if privacy is desired, by speaking or listening directly through the hand-set. The Company decided to base its audio hardware products on this "speakerphone metaphor" believing that users are more comfortable using the familiar speakerphone-like device in a business or home environment than using stand-alone speakers, microphones or headsets, which are typically used for voice input and output on a personal computer.

     SoundXchange Model AX, VC and IP are intended for users that currently have audio boards, circuit boards which give a personal computer sound capabilities, installed on their personal computers, or that prefer to use third party audio board products. Most personal computer manufacturers, including Compaq and IBM, currently sell personal computer systems with built in audio capability. Additionally, a number of audio board upgrades currently are available, such as those manufactured by Creative Technology. The Model IP provides support for external stereo speakers while the Model AX utilizes an internal amplified speaker for hands free use.

     The Model K was developed for kiosk use by banks and security systems. SoundXchange Model K is designed with a commercial style handset, armored cord and switch plate.

     The Company currently has in inventory a substantial number of SoundXchange Model AX's, and orders for the other models currently are being filled by modifying these SoundXchange Model AX's by the Company's in-house personnel. Based upon recent levels of product sales, Management believes that the Company's inventory level is sufficient to supply 12 months or more of anticipated demand for each of the four models of the SoundXchange.

     There are a number of other companies which have developed and are now marketing products which may be considered competitive with the Company's SoundXchange products. These products include multimedia input/output hardware and software from Creative Technology and Logitech. To date, however, the Company is unaware of any other sound input/output device for the personal computer currently on the market that uses a speakerphone style device similar to that used in the InterActive SoundXchange. The Company believes that the ease of installation and use of speakerphone style products such as the SoundXchange will be a positive factor in the acceptance of voice input/output for personal computers in the home and office environment. In addition, most competitive products utilize microphones, loud speakers, or headphones, which the Company believes will impede acceptance of such devices for general office use. The Company has focused specific marketing attention on these user-friendly aspects of its voice input/output hardware.

     The Company's ability to compete successfully will depend in part on its ability to protect its proprietary know-how and technology, including its proprietary software, its proprietary hardware and its know-how related to audio-visual and personal computer technologies. The Company intends to rely on a combination of copyright protection, trade secrets, patents, non-disclosure agreements, and licensing agreements to protect its proprietary rights. The Company has a U.S. patent on its SoundXchange product. The Company intends to continue to file patent applications covering its products as appropriate.

     In the fiscal years ended September 30, 1999 and 1998, there were no research and development expenses. There were no software development costs for the fiscal years ended September 30, 1999 and 1998. The Company does not have any employees currently engaged in research, product development and engineering, but the Company could have access, through TPR, to certain of the Company's former key research and development employees who are now employees of TPR. Although TPR is a stockholder of InterActive, and TPR has performed as a strategic partner in past development efforts of InterActive, there can be no assurance that TPR will continue to provide InterActive consulting services because of InterActive's current inability to pay for these consulting services. The Company believes that research and development support of the Company's products, is important to the long-term viability of such products and the future revenues of the Company.

     Recognizing that sales of SoundXchange products have not produced sufficient revenue in recent periods, Management has determined that additional products and/or services must be developed and successfully introduced if the Company is to generate profitable operations in the future. Management is in the process of formulating plans in this regard, which are expected to include entry into additional multimedia markets. In addition, the Company hopes to increase revenue through varying methods of Internet sales. However, there can be no assurance that the Company will be able to develop or successfully implement any such strategy, nor that the Company will be able to achieve profitable operations in the near term, if at all. In the interim, the Company intends to provide consulting services with the assistance of TPR, which Management believes will generate all or a substantial portion of the cash needed to finance the Company's entry into these new markets. It may also be necessary for the Company to seek additional equity and/or debt financing to provide a portion of the funds needed to implement this strategy. There can be no assurance that the assistance provided by TPR will enable the Company to develop a profitable consulting services business, nor that any additional funds needed through private investments or loans will be available to the Company on acceptable terms, if at all.

     As of September 30, 1999, the Company had one full time employee engaged in finance and administrative operations. The Company also has an agreement with an outside sales representative who receives commission on sales. This sales representative also is engaged in administration. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employee are excellent.

ITEM  2.  DESCRIPTION  OF  PROPERTY

FACILITIES

     The Company owns the 22,000 square foot facility that it occupies in Humboldt, South Dakota. The Humboldt property is subject to a lien in connection with the Company's inability to pay for building improvements performed by a contractor. This liability has been assumed by a related party.

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

ITEM  3.  LEGAL  PROCEEDINGS

     Although the Company successfully closed it's "Offer to Creditors" during 1999, the Company is delinquent on its interest payments on its secured note, one of its subordinated long term notes and a portion of its trade accounts payable. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its remaining creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during fiscal year 1999.


PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     During 1999, the Company issued 1,686,162 shares of its Common Stock to creditors in exchange for satisfaction of trade accounts payable, long and short term debt and convertible notes.

`     The  Company's  common stock is currently quoted on the OTC Bulletin Board under  the  symbol  "INAVE".

     Stock prices for the past two years are not presented because of the infrequency of trade in the Company's stock.

          On September 30, 1999 there were approximately 426 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

LIQUIDITY  AND  CAPITAL  RESOURCES

     In 1999, the Company issued 1,686,162 shares of common stock (of which 581,773 shares were issued to related parties, including shareholders) to settle certain accrued expenses, accounts payable, notes payable and long-term debt totaling $1,569,756 (of which $575,162 was payable to related parties, including shareholders). Included in the above amount was $296,298 of accounts payable due to TPR, which was settled through the issuance of 296, 298 shares of common stock.

     The Company's inventory of SoundXchange hardware, which, as of September 30, 1999, accounted for 54% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

     The Company has a net operating loss carryforward for tax purposes of approximately $7,454,000 and research and development tax credits carryforward of approximately $15,000 at September 30, 1999. The Company will not be able to utilize any such credits unless it is able to achieve sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.

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


RESULTS  OF  OPERATIONS

COMPARISON  OF  FISCAL  YEARS  1998  AND  1999

     Revenue. Net sales for fiscal years 1999 and 1998 were $37,000 and $60,000, respectively. The Company's decrease in sales is attributable mainly to less emphasis on marketing during the period. Management's main objective was to implement debt to equity conversions with the Company's creditors.

     Gross Profit. The gross margin for fiscal years 1999 and 1998 were 92% and 89%, respectively. The increase from the previous year is due primarily to a relative increase in sales of the higher profit margin SoundXchange Model K.

     Sales and marketing expenses. Sales and marketing expenses for fiscal 1999 and 1998 were $34,000 and $38,000, respectively.

     Research and development. There were no research and development expenses for fiscal 1999 and 1998. There were no amounts capitalized in connection with software development for fiscal 1999 and 1998.

     General and administrative. General and administrative expenses for fiscal 1999 and 1998 were $56,000 and $40,000, respectively. The increase was primarily  due  to  the  additional  costs to consummate the Offer to Creditors.

     Depreciation and Amortization. Depreciation and amortization expenses for fiscal 1999 and 1998 were $8,000 and $9,000, respectively

     Nonoperating Income (Expense). Nonoperating expenses for fiscal 1999 and 1998 were $312,000 and $141,000, respectively. In 1999, the Company incurred debt conversion expenses of $261,000 related to the issuance of Series B Preferred stock.

     Net Gain (Loss). The Company showed a net gain for fiscal 1999 of $593,000 or $0.15 per share on 3,905,990 weighted average shares outstanding compared to a net loss for fiscal 1998 of ($165,000) or ($0.05) per share on 3,191,369 weighted average shares outstanding. The increase in income in 1999 was due largely to gain on settlement of liabilities of $961,000 which is reported as an extraordinary item.

     Management believes that the largest challenges that the Company will confront during 2000 are in its attempt to achieve increases in revenues and profitability during fiscal 2000. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives for fiscal 2000.

     The Company's management does not believe that the year 2000 issues will have a material effect on the Company's business, results of operations or financial condition. The Company operates on a stand-alone PC, which the manufacturer has represented to be year 2000 compliant. The SoundXchange product manufactured by the Company does not require software; therefore, Company management believes the risk of the year 2000 affecting these products is remote.

ITEM  7.     AUDITED  FINANCIAL  STATEMENTS

          The Audited Financial Statements are filed as part of this Annual Report on form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 42, has served as President, COO of the Company from November, 1996. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd. (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of National Sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     Russell Pohl, 74, has served as a director of the Company since February 1993 and served as President from September 1995 to November 1996. From November 1996 Mr. Pohl has served as CEO. Mr. Pohl served as Branch Chief and Chief of Data Services for the Earth Resources Observation Systems Data Center of the U.S. Department of the Interior from 1975 to May 1991. Mr. Pohl retired from that position in May 1991. Prior to his work with the Federal government, Mr. Pohl was Vice-President of Raven Industries, Inc. for some 16 years. Early in his career, he was a physicist for a Fortune 500 company.

     Gerard L. Kappenman, 55, served as President, Chief Executive Officer and a director of the Company from its incorporation in October 1989 until September 1995. He continues to serve as a director and Secretary. Mr. Kappenman is currently an instructor at Southeast Technical Institute. Prior to joining InterActive, Mr. Kappenman was a self-employed product and marketing consultant from March 1988 through September 1989. From February 1987 to March 1988, Mr. Kappenman was Senior Vice President, Product Marketing at Data Voice Solutions, a company engaged in the development and marketing of personal computer-based communications products.

     William J. Hanson, 51, has served as a director of the Company since its incorporation in October 1989 and served as its Chief Operating Officer from October 1992 to January 1994. Mr. Hanson is a founder and President of Torrey Pines Research, Inc. ("Torrey Pines") since its founding in October 1986 and CEO of TPR Group, Inc. founded in 1996. Torrey Pines is a technical research and development firm.

ITEM  10.     MANAGEMENT  REMUNERATION  AND  TRANSACTIONS

EXECUTIVE  COMPENSATION

     The following table sets forth the compensation received from the Company by the Company's CEO and President, COO for services rendered in all capacities to the Company during the fiscal year ended September 30, 1999, as well as such compensation received by him from the Company during the Company's two previous fiscal years:

                              SUMMARY  COMPENSATION  TABLE


                                                            LONG-TERM COMPENSATION
                                                            ----------------------
                             ANNUAL  COMPENSATION              AWARDS    PAYOUTS
                             --------------------            --------------------
                                                             RESTRICTED                       ALL
                                                                STOCK                        OTHER
                                   SALARY   BONUS    OTHER     AWARDS     OPTIONS   LTIP    COMPEN-
NAME AND PRINCIPAL POSITION  YEAR    $        $       $          $          #      PAYOUTS  SATION
---------------------------  ----  -------  ------  -------  -----------  -------  -------  -------
Robert Stahl                 1999                     7,281          844
  President, COO. . . . . .  1998                    23,337
                             1997                    18,271          195

Russ Pohl . . . . . . . . .  1999                       938          131
  CEO . . . . . . . . . . .  1998                     5,202          360
                             1997                     2,140          172

STOCK  OPTIONS

     The CEO and President did not exercise any options during fiscal year 1999.

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

EMPLOYMENT  ARRANGEMENTS

     Mr. Pohl has served as CEO and director since November 1996. Mr. Pohl's compensation as CEO is commissions on a sliding scale based on volume of sales. In October 1998, the Board of Directors agreed to pay Mr. Pohl 100,000 shares of the Company's restricted Common Stock each year for a period of two years. During fiscal 1999, Mr. Pohl was paid $938 in commissions and was issued 3,480 shares of Common Stock for unpaid commissions and 900 shares for unpaid Director's fees.

     In November 1997, Mr. Stahl was appointed President, COO. In April 1997, Mr. Stahl's compensation was revised to a sliding commission based on volume of sales. During 1999, CSS Ltd. (a Company in which Mr. Stahl is a principal) was paid $7,281 in commissions and issued 28,146 shares of Common Stock for Mr. Stahl's services.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of September 30, 1999 by
(i) each of the Company's directors, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and
(iii) all directors and officers of the Company as a group. The address for each stockholder listed is in care of the Company, 204 North Main, Humboldt, South Dakota 57035.

                                               NUMBER OF        PERCENT OF
NAME                                             SHARES     OUTSTANDING SHARES
----                                          ------------  ------------------
                                              BENEFICIALLY
                                              ------------
                                               OWNED(1)
                                              ------------
Gerard L. Kappenman(2) . . . . . . . . . . .       156,722                 3.1
William J. Hanson(3) . . . . . . . . . . . .    22,064,450                84.7
Russell Pohl(4)                                    217,512                 4.4
Robert Stahl/CSS Ltd.(5)                           110,548                 2.3
TPR(6) . . . . . . . . . . . . . . . . . . .    21,893,042                84.4
All directors and officers as a group (four     22,549,232                86.4
persons) (2)(3)(4)(5)
===============================================================================

(1) The percentages shown include the shares of Common Stock which each named stockholder has the right to acquire within 60 days of September 30, 1999. In calculating percentage ownership, all shares of Common Stock which a named stockholder has the right to acquire upon conversion of Series A Preferred Stock (taking into consideration the liquidation preferences of the Series A Preferred Stock), Series B Preferred Stock and of notes payable by the Company and exercise of warrants and of options issued pursuant to the Company's stock option plans are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder.

(2) Includes 7,267 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 18,000 shares of Common Stock issuable upon exercise of options.

(3) Includes 123,308 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 18,000 shares of Common stock issuable upon exercise of options, 1,000,000 shares of Common Stock issuable upon exercise of warrants and 20,000,000 shares of Common Stock issuable on conversion of Series B Preferred Stock. Of this total, an aggregate of 171,408 shares are owned of record by Mr. Hanson, and 21,893,042 shares are owned of record by TPR.

(4) Includes 4,543 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 21,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.

(5) Includes 8,736 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.

(6) Includes 39,967 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 20,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock and 1,000,000 shares of Common Stock issuable upon exercise of warrants.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CSS  LTD./ROBERT  STAHL

     Consulting fees and commissions. During 1999, CSS Ltd. (a Company in which Mr. Stahl is a principal) was paid $7,281 in commissions and issued 28,146 shares of Common Stock for Mr. Stahl's services.

     Other transactions. The Company had a line of credit for $213,500 and accrued interest from a bank. In May 1998 Mr. Stahl purchased the promissory note for the former line of credit from the bank for $10,000. This note was subsequently purchased from Mr. Stahl by TPR Group, Inc. for $10,000. As discussed below, the debt of $213,500 and related accrued interest was subsequently exchanged in connection with the issuance of Series B Preferred stock.

RUSSELL  A.  POHL

     Compensation. During fiscal 1999, Mr. Pohl was paid $938 in commissions and was issued 3,480 shares of Common Stock for unpaid commissions and 900 shares for previously unpaid Director's fees.

GERARD  L.  KAPPENMAN.

     Other transactions. During 1999, Mr. Kappenman agreed to exchange a note payable due him in the amount of $18,000 for 18,000 shares of Common Stock and $4,921 in debt for 4,921 shares of the Company's restricted Common Stock.

TORREY  PINES  RESEARCH,  INC./TPR  GROUP,  INC./WILLIAM  J.  HANSON.

     TPR acquired 296,298 shares of the Company's Common stock in exchange for $296,298 of unsecured debt. Under the terms of an agreement between the Company and TPR, TPR would pay in cash on behalf of the Company certain operating and other expenses of the Company up to $50,000 and also forgive $213,500 of debt that was secured by substantially all of the Company's assets and $75,940 of related accrued interest, in exchange for 2,000,000 shares of Series B preferred stock. At September 30, 1998, the Company also had a $4,000 loan from TPR. During 1999, the Company received an additional $35,324 from TPR and issued 2,000,000 shares of Series B preferred stock (convertible to 20,000,000 shares of common stock) to TPR in settlement of the above amounts due.

     At September 30, 1999 and 1998, the Company had a $500,000 note payable to TPR that is due on demand. This note was originally to a bank and was assumed by TPR on behalf of the Company, as a result of its guarantee of the loan. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note. The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of September 30, 1999) and is secured by substantially all assets of the Company. Accrued interest of $297,118 is due to TPR under the demand note as of September 30, 1999. Under terms of an agreement, TPR would exchange the $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of a new series of preferred stock (not yet authorized by the Board of Directors) if certain conditions in the agreement are satisfied. The proposed terms of the Series C preferred stock are that it will have an initial liquidation preference of $1.00 per share and will be convertible at the option of the holder at the rate of 10 shares of the Company's common stock for each share of Series C preferred stock. The Series C preferred stock will be redeemable by the Company, in whole or in part, at a price of $1.00 per share upon request of the holder given at any time after expiration of one full year from the date the Series C stock is issued.


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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     The  following  documents  are  filed  as  part  of  this  report:

             1.    Financial  Statements                                Page No.
                   ---------------------                                --------

                   Independent  Auditor's  Report                            F-1
                   Balance  Sheets                                           F-2
                   Statements  of  Operations                                F-3
                   Statements  of  Stockholders'  Deficit                    F-4
                   Statements  of  Cash  Flows                               F-5
                   Notes  to  Financial  Statements                       F-6/13
             2.    Exhibits
                   --------

  Exhibit
  Number
-----------
     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Company's Registration Statement on Form SB-2 (File No. 33-60774-D), filed with the Commission on April 8, 1993 ("Registration Statement").
     3.2 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement).
   10.01 Sale of Assets Agreement dated as of November 2, 1993, between Powerhouse Computer Sales, Ltd. and the Company (Form 8-K dated November 2, 1993, file number 000-21898)
   10.02 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, dated January 20, 1994*
   10.03 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, each dated November 2, 1993 (Form 10-QSB dated February 8, 1994, file number 000-21898)
   10.04 Agreement dated as of September 29, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated
             December 27, 1993, file number  000-21898)
   10.05 Sublease Agreement dated as of July 1, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated
             December 27, 1993, file number  000-21898)
   10.06     Assignment  of  Lease  dated  November  2,  1993  between
             Powerhouse  Computer  Sales,  Ltd.  and  the  Company.*
   10.07 Employment Agreement dated as of October 1, 1993 between the Company and James R. Cink (Form 10-QSB dated
             February 8, 1994, file number 000-21898)
   10.08     Nations  Credit  Dealer  Agreement*
   10.09 "Term Sheet" between the Company and TPR outlining terms of "Offer to Creditors" filed herewith.
    27.1     Financial  Data  Schedule.

       * The exhibits marked with an asterisk have been filed with Form SB-2 registration No. 33-77240.

      (b)    Reports  on  Form  8-K
             None

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: January 6, 2000              INTERACTIVE  INC.


                                         BY:  /s/  Robert Stahl
                                              ------------------
                                                Robert  Stahl
                                                President


                                         BY:  /s/ Gerard L. Kappenman
                                              ------------------------
                                                Gerard L. Kappenman
                                                Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                      TITLES                      DATE


/s/ Robert Stahl                                      January  6,  2000
-----------------------                               -----------------
Robert Stahl                   President


/s/ Gerard L. Kappenman         Secretary             January  6,  2000
-----------------------                               -----------------
Gerard L. Kappenman             Director


/s/ William J. Hanson           Director              January  6,  2000
-----------------------                               -----------------
William  J.  Hanson


/s/ Russell A. Pohl             Director              January  6,  2000
-----------------------                               -----------------
Russell A. Pohl

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
InterActive  Inc.
Humboldt,  South  Dakota

We have audited the accompanying balance sheets of InterActive Inc. as of September 30, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterActive Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ McGLADREY  &  PULLEN,  LLP


Sioux  Falls,  South  Dakota
December  13,  1999

INTERACTIVE  INC.

BALANCE  SHEETS
SEPTEMBER  30,  1999  AND  1998


ASSETS (NOTE 4)                                                       1999          1998
--------------------------------------------------------------------------------------------
Current Assets
  Cash                                                            $       124   $     1,018
  Accounts receivable                                                  11,300         3,175
  Inventories                                                          14,295        16,643
  Prepaid expenses and other assets                                       627         1,187
                                                                  ------------  ------------
      TOTAL CURRENT ASSETS                                             26,346        22,023
                                                                  ------------  ------------

Property and Equipment, at cost
  Buildings and improvements                                          107,216       107,216
  Equipment                                                            10,277        10,277
                                                                  ------------  ------------
                                                                      117,493       117,493
  Less accumulated depreciation                                        61,546        53,426
                                                                  ------------  ------------
                                                                       55,947        64,067
                                                                  ------------  ------------
      TOTAL ASSETS                                                $    82,293   $    86,090
                                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable, related party (Note 4)                           $   500,000   $   504,000
  Current maturities of long-term debt (Notes 3 and 4)                 22,000       520,935
  Accounts payable (Note 3)                                           154,520     1,101,527
  Accounts payable, related parties (Note 3)                           14,625       303,450
  Accrued expenses (Note 3)                                            47,076       103,461
  Accrued expenses, related parties (Notes 3 and 4)                   297,172       305,444
                                                                  ------------  ------------
      TOTAL CURRENT LIABILITIES                                     1,035,393     2,838,817
                                                                  ------------  ------------

Long-Term Debt, less current maturities (Notes 3 and 4)                43,000        45,000
                                                                  ------------  ------------

Contingencies (Notes 3 and 4)

Stockholders' Deficit (Notes 3 and 8)
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares;
    total liquidation preference of outstanding shares $172,069           114           114
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares; 2,000,000 and 0 shares issued
    and outstanding at September 30, 1999 and 1998;
    total liquidation preference of outstanding shares $300,000         2,000             -
  Common stock, $.001 par value; authorized 10,000,000
    shares; 4,912,138 and 3,214,976 shares issued and
    outstanding at September 30, 1999 and 1998                          4,912         3,215
  Additional paid-in capital                                        8,040,217     6,835,290
  Accumulated deficit                                              (9,043,343)   (9,636,346)
                                                                  ------------  ------------
      TOTAL STOCKHOLDERS' DEFICIT                                    (996,100)   (2,797,727)
                                                                  ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    82,293   $    86,090
                                                                  ============  ============

See  Notes  to  Financial  Statements.

INTERACTIVE  INC.

STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER  30,  1999  AND  1998


                                                                     1999        1998
----------------------------------------------------------------------------------------
Net sales                                                         $  36,998   $  60,378
Cost of goods sold                                                    2,852       6,672
                                                                  ----------  ----------
      GROSS PROFIT                                                   34,146      53,706
                                                                  ----------  ----------

Operating expenses:
Selling                                                              34,180      38,059
General and administrative                                           56,182      39,946
                                                                  ----------  ----------
                                                                     90,362      78,005
                                                                  ----------  ----------
      OPERATING (LOSS)                                              (56,216)    (24,299)
                                                                  ----------  ----------

Nonoperating income (expense):
  Write off of accounts payable                                      52,898           -
  Other income                                                        1,103         889
  Debt conversion expense (Note 4)                                 (260,560)          -
  Interest expense                                                 (105,684)   (141,615)
                                                                  ----------  ----------
                                                                   (312,243)   (140,726)
                                                                  ----------  ----------
      (LOSS) BEFORE INCOME TAXES                                   (368,459)   (165,025)
Income tax expense (Note 5)                                               -           -
                                                                  ----------  ----------
      (LOSS) BEFORE EXTRAORDINARY INCOME                           (368,459)   (165,025)
Extraordinary income, gain on settlement of liabilities (Note 3)    961,462           -
                                                                  ----------  ----------
      NET INCOME (LOSS)                                           $ 593,003   $(165,025)
                                                                  ==========  ==========

Earnings (loss) per common share
  (Loss) before extraordinary income                              $   (0.10)  $   (0.05)
  Extraordinary income                                                 0.25           -
                                                                  ----------  ----------
      NET INCOME (LOSS)                                           $    0.15   $   (0.05)
                                                                  ==========  ==========

See  Notes  to  Financial  Statements.

INTERACTIVE  INC.

STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
YEARS  ENDED  SEPTEMBER  30,  1999  AND  1998


                                    SERIES A    SERIES B            ADDITIONAL
                                   PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED
                                     STOCK       STOCK      STOCK     CAPITAL       DEFICIT        TOTAL
                                   ----------  ----------  -------  -----------  -------------  ------------
Balance, September 30, 1997        $      114  $        -  $ 3,191  $ 6,834,594  $ (9,471,321)  $(2,633,422)
  Net (loss)                                -           -        -            -      (165,025)     (165,025)
  Issuance of common stock
    for services (Note 6)                   -           -       24          696             -           720
                                   ----------  ----------  -------  -----------  -------------  ------------
Balance, September 30, 1998               114           -    3,215    6,835,290    (9,636,346)   (2,797,727)
  Net income                                -           -        -            -       593,003       593,003
  Issuance of common stock for:
    Satisfaction of Company
      liabilities (Note 3):
        Related parties,
          including
          shareholders                      -           -      582      574,580             -       575,162
        Others                              -           -    1,104       32,028             -        33,132
    Services (Note 6)                       -           -       11          319             -           330
  Issuance of Series B preferred
    stock for satisfaction of
    Company liabilities (Note 4)            -       2,000        -      598,000             -       600,000
                                   ----------  ----------  -------  -----------  -------------  ------------
Balance, September 30, 1999        $      114  $    2,000  $ 4,912  $ 8,040,217  $ (9,043,343)  $  (996,100)
                                   ==========  ==========  =======  ===========  =============  ============

See  Notes  to  Financial  Statements.

INTERACTIVE  INC.

STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  1999  AND  1998


                                                                                 1999        1998
                                                                              ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                                                           $ 593,003   $(165,025)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                                  8,120       9,188
    Provision for doubtful accounts                                                   -       1,714
    Issuance of common stock for services                                           330         720
    Gain on settlement of Company liabilities                                  (961,462)          -
    Debt conversion expense settled by issuance of stock                        260,560           -
    Changes in working capital components:
      (Increase) decrease in:
      Accounts receivable                                                         2,551       5,529
      Inventories                                                                 2,348      (1,223)
      Prepaid expenses and other assets                                             560      (1,037)
        Increase (decrease) in:
        Accounts payable                                                        (49,947)    (11,911)
        Accrued expenses                                                        108,719     162,101
                                                                              ----------  ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (35,218)         56
                                                                              ----------  ----------

Cash Flows From Financing Activities
  Net borrowings on related party notes payable                                  35,324           -
  Principal payments on long-term borrowings                                     (1,000)       (203)
                                                                              ----------  ----------
          NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES                   34,324        (203)
                                                                              ----------  ----------
          NET (DECREASE) IN CASH                                                   (894)       (147)

Cash
  Beginning                                                                       1,018       1,165
                                                                              ----------  ----------
  Ending                                                                      $     124   $   1,018
                                                                              ==========  ==========

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                  $     106   $     802
    Income taxes                                                                      -           -

See  Notes  to  Financial  Statements.

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of business:  InterActive Inc. (the Company) developed, manufactured and
-------------------
marketed, nationally and internationally, peripheral hardware products that enable users to create and send messages across local and wide area networks. It is producing no products or significant services currently and is evaluating alternative plans for future operations (Note 2).

A  summary  of  the  Company's  significant  accounting  policies  follows:

Use  of  estimates:  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories:  Inventories  are  stated at the lower of cost (first-in, first-out
-----------
method)  or  market.  The  composition  of  inventories  is  as  follows:

                                                                1999     1998
                                                               -------  -------
Raw materials                                                   $12,780  $13,488
Finished goods                                                    1,515    3,155
                                                                -------  -------
                                                                $14,295  $16,643
                                                                =======  =======

Property  and  equipment:  Depreciation of property and equipment is computed by
------------------------
the  straight-line  method  over  the  following  estimated  useful  lives:

                                                                          Years
                                                                          ------
Buildings and improvements                                                7 - 15
Equipment                                                                      7

Property and equipment is subject to a lien as a result of the Company's inability to pay for building improvements performed by a contractor. This liability has been assumed by a related party.

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings  (loss)  per share:  Earnings (loss) per share has been computed on the
---------------------------
basis of the weighted-average number of common shares outstanding during each period presented. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive to the loss before extraordinary income, are as follows: 20,000,000 shares of common stock issueable upon the conversion of Series B preferred stock in 1999, 215,053 and 140,752 shares of common stock issueable upon the conversion of Series A preferred stock in 1999 and 1998, respectively, 83,834 shares of common stock issueable upon the exercise of options in 1999 and 1998 and 1,000,000 shares of common stock issueable upon the exercise of stock warrants in 1999 and 1998. All references to earnings (loss) per share in the financial statements are to basic earnings (loss) per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share for all per share amounts presented. The weighted average number of common shares outstanding was 3,905,990 and 3,191,369 as of September 30, 1999 and 1998, respectively.

Deferred  taxes:  Deferred  taxes  are  provided  on  a liability method whereby
---------------
deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE  2.     CONTINUATION  OF  OPERATIONS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at September 30, 1999 and 1998. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management is formulating plans in this regard which are expected to include entry into multimedia markets. In addition, the Company plans to increase revenue generated through varying methods of Internet sales. The Company expects to finance its entry into these new markets primarily through providing consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  3.     SETTLEMENT  OF  LIABILITIES

In 1999 the Company issued 1,686,162 shares of common stock (of which 581,773 shares were issued to related parties, including shareholders) to settle certain accrued expenses, accounts payable, notes payable and long-term debt totaling $1,569,756 (of which $575,162 was payable to related parties, including shareholders). The common stock issued to nonrelated party creditors to settle liabilities was recorded at fair value. The difference between the fair value of the common stock issued and the carrying amount of the liabilities settled was recognized as a gain on restructuring of liabilities and classified as an extraordinary item. The common stock issued to related parties was recorded at the carrying amount of the liabilities and no gain was recognized on common stock issued to related parties. Included in the above amount was $296,298 of accounts payable due to TPR, which was settled through the issuance of 296,298 shares of common stock.

Under the terms of an agreement between the Company and TPR in connection with the debt restructuring described above, TPR agreed to pay in cash on behalf of the Company certain operating and other expenses of the Company up to $50,000, and also forgive $213,500 of debt and $75,940 of related accrued interest, all of which was secured by a first lien on all of the Company's assets, in exchange for 2,000,000 shares of Series B preferred stock. At September 30, 1998, the Company also had a $4,000 loan from TPR. During 1999, the Company received an additional $35,324 from TPR and issued 2,000,000 shares of Series B preferred stock (convertible to 20,000,000 shares of common stock) to TPR in settlement of the above amounts due. The Company recorded the settlement of these obligations at the fair value of the equivalent common shares issued (assumed for these purposes to be 3 cents per share, an aggregate of $600,000). The estimated fair value of the stock issued in excess of debt and accrued interest forgiven and cash advanced, which excess totaled $260,560, is reflected in the statement of operations as debt conversion expense.

Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured creditors.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

At September 30, 1999 and 1998, the Company has a $500,000 note payable to TPR that is due on demand. This note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

The  note  to  TPR  bears interest at a variable rate of interest (compounded at
13.6% as of September 30, 1999) and is secured by substantially all assets of the Company. Accrued interest in the accompanying balance sheets includes $297,118 and $197,670, respectively, at September 30, 1999 and 1998 of accrued interest due to TPR under the demand note discussed above. During fiscal year 1999, TPR entered into an agreement with the Company in which TPR would exchange the $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of a new series of preferred stock (not yet Board of Director authorized) if certain conditions in the agreement are satisfied. The proposed terms of the Series C preferred stock are that it will have an initial liquidation preference of $1.00 per share and will be convertible at the option of the holder at the rate of 10 shares of the Company's common stock for each share of Series C preferred stock. The Series C preferred stock will be redeemable by the Company, in whole or in part, at a price of $1.00 per share upon request of the holder given at any time after the expiration of one full year from the date the Series C stock is issued.

Long-term  debt  consists  of  the  following  at  September  30, 1999 and 1998:

                                                                1999      1998
                                                               -------  --------
0% Settlement payable, due in monthly installments of $167
  through March 2001, and monthly installments of $500
  thereafter through March 2008                                $45,000  $ 46,000
15% Note, due November 30, 1995, collateralized
  by substantially all assets of the Company                    20,000    20,000
Other past due notes payable, settled for stock                      -   499,935
                                                               -------  --------
                                                                65,000   565,935
Less current maturities                                         22,000   520,935
                                                               -------  --------
                                                               $43,000  $ 45,000
                                                               =======  ========

An accounts payable amount of $62,712 due as of September 30, 1997, was restructured through an agreed settlement in which interest in the amount of $16,509 was forgiven, with the balance converted to a long term settlement payable. If the Company fails to comply with the terms of the settlement, then the entire unpaid obligation under the settlement plus the abated interest of $16,509 will be due and payable immediately. Accordingly, the $16,509 is included in the accompanying balance sheets in accrued expenses as of September 30, 1999 and 1998.

Aggregate maturities on long term debt as September 30, 1999 are due in future years as follows: 2000 $22,000; 2001 $4,000; 2002 $6,000; 2003 $6,000; 2004
$6,000;  and  thereafter  $21,000.

It is not practicable to estimate the fair value of the notes payable and long-term debt obligations noted above due to the credit position of the Company and its inability to obtain financing from any lender other than related parties.

INTERACTIVE  INC.

Notes  to  Financial  Statements

--------------------------------------------------------------------------------

NOTE  5.     INCOME  TAX  MATTERS

Net deferred tax assets consist of the following components as of September 30, 1999 and 1998:

                                  1999        1998
                               ----------  ----------
Deferred tax assets:
  Operating loss carryforward  $2,534,437  $2,925,495
  Inventory                       204,113     211,970
  Tax credit carryforward          15,269      15,269
  Property and equipment            9,744       8,345
  Accrued warranty                    340           -
                               ----------  ----------
                                2,763,903   3,161,079
  Less valuation allowance      2,763,903   3,161,079
                               ----------  ----------
                               $        -  $        -
                               ==========  ==========

The Company recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 1999, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,454,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2000 through 2012.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax (loss) from continuing operations for the years ended September 30, 1999 and 1998 due to the following:

                                                         1999       1998
                                                      ----------  ---------
Computed "expected" tax (credits)                     $(128,961)  $(57,759)
Increase (decrease) in income taxes resulting from:
  Issuance of common stock to related parties
    for satisfaction of Company liabilities             201,307          -
  Change in valuation allowance, excluding change
    related to extraordinary income of $326,897         (70,279)    56,109
  Other, related to tax bracket rate differences         (2,067)     1,650
                                                      ----------  ---------
                                                      $       -   $      -
                                                      ==========  =========

INTERACTIVE  INC.

Notes  to  Financial  Statements

--------------------------------------------------------------------------------

NOTE  6.     STOCK  ISSUED  FOR  SERVICES

During 1999, an individual performed consulting and other services and was compensated with 11,000 shares of restricted common stock. As a result of the issuance of this stock, $11 was included in common stock, $319 was included in additional paid-in-capital, and $330 was included in expense in the accompanying financial statements.

During 1998, two directors of the Company performed consulting and other services. Each director was compensated through the issuance of 12,000 shares of restricted common stock. As a result of the issuance of this stock, $24 was included in common stock, $696 was included in additional paid-in-capital, and $720 was included in expense in the accompanying financial statements.

NOTE  7.     STOCK  OPTIONS

The Company has two incentive stock option plans. A total of 133,333 options are available under the plans to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors and vest with the option holder over a 48 or 36 month period of continuous service with the Company. The option price is established by the Board of Directors, but at a price not less than fair market value for incentive stock options and a price not less than 85% of fair market value for nonstatutory stock options

During the years ending September 30, 1999 and 1998, no options were granted, forfeited or exercised. Accordingly, at September 30, 1999 and 1998, 83,834 options were outstanding at a weighted average exercise price of $.26.

Fixed  options  outstanding  at  September  30,  1999 are summarized as follows:

   Options Outstanding        Options Exercisable
------------------------  ---------------------------
                             Remaining
Number         Number     Contractual Life  Exercise
Outstanding  Exercisable        Life          Price
-----------  -----------  ----------------  ---------
5,334              5,334            1 year  $    0.25
4,000              4,000           2 years       0.25
3,000              3,000           4 years       0.25
21,000            21,000           5 years       0.25
36,000            36,000           6 years       0.25
14,500            12,684           7 years       0.32
-----------  -----------
83,834            82,018
===========  ===========

INTERACTIVE  INC.

Notes  to  Financial  Statements

--------------------------------------------------------------------------------

NOTE  8.     OTHER  STOCK  MATTERS

Series  A  preferred  stock:  The  series  A  preferred  stock has a liquidation
---------------------------
preference before common stock ($1.35 to $1.80 per share). Such stock is nonvoting, has no dividend provisions, and is convertible into common stock on a share for share basis with antidilution provisions if additional common stock were to be issued at less than the preferred stock's liquidation preference.

Series  B  preferred  stock:  The  series  B  preferred  stock has a liquidation
---------------------------
preference before common stock of $.15 per share. The stock is voting for the same number of shares in which it is entitled to be converted. The stock is convertible into common stock on a ten to one share basis with a provision for this conversion ratio to be adjusted if certain events occur.

NOTE  9.     MAJOR  CUSTOMERS.

A major customer is defined as a customer to whom sales greater than 10% were made during the period. Sales to three customers amounted to $9,095, $7,200 and $6,080 respectively, and comprised 60% of the net sales for the year ended September 30, 1999. Sales to one customer amounted to $13,528, and comprised 22% of the net sales for the year ended September 30, 1998.

NOTE  10.     RESTATEMENT

The Company's financial statements for the year ended September 30, 1998 were previously unaudited. The accompanying audited amounts differ from previously reported amounts as follows:

                                                              As Reported
                                                                 In the
                                                     As       Accompanying
                                                 Originally    Financial
                                                  Reported     Statements
                                                --------------------------
Net (loss)                                      $  (51,620)   $  (165,025)
(Loss) per common share                              (0.02)         (0.05)

INTERACTIVE  INC.

Notes  to  Financial  Statements

--------------------------------------------------------------------------------

                                                                 1999    1998
                                                               --------  -----
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Issuance of common stock for satisfaction of liabilities:
      Accounts payable - related parties                       $303,450  $   -
      Accounts payable                                          882,435      -
      Accrued expenses, other than interest - related parties    32,516      -
      Notes payable and long-term debt - related parties         41,000      -
      Notes payable and long-term debt                          245,435      -
      Accrued interest on notes payable and long-term debt       64,920      -

  Issuance of Series B preferred stock for satisfaction
    of Company liabilities:
      Notes payable and long-term debt - related parties        252,824      -
      Accrued interest on notes payable and long-term            75,940      -
       debt - related parties