Form 10QSB
period 1999-12-31
INTERACTIVE INC
filed 2000-02-10
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarterly  period  ended:  December  31,  1999

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
               For  the  transition  period  from _____________ to _____________

                       Commission file number:  000-21898


                                INTERACTIVE INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

           South Dakota                                           46-0408024
  ---------------------------------                         --------------------
   (state or other jurisdiction                             (IRS Employer ID No)
  of incorporation or organization)

                         204 N. Main, Humboldt, SD 57035
                         -------------------------------
                    (Address of principal executive offices)

                                 (605) 363-5117
                                 --------------
                            Issuer's telephone number

                                       N/A
                                       ---
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.   Yes  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,012,138 shares at January 19,
                                                 -------------------------------
2000
----

Transitional  Small  Business Disclosure Format (Check one):  Yes       No   X
                                                                   ---      ---

                                    INTERACTIVE INC.
                                   TABLE OF CONTENTS

                             PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)


-                                                                           Page(s)
                                                                            -------

  Balance Sheets - December 31, 1999 and September 30, 1999                       3

  Statements of Operations - Three Months Ended December 31, 1999 and 1998        4

  Statement of Stockholders' Equity - Three Months Ended December 31, 1999        5

  Statements of Cash Flows - Three Months Ended December 31, 1999 and 1998        6

  Notes to Financial Statements                                                 7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                     9-10


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                   10

Item 3.  Defaults Upon Senior Securities                                         10

Item 6.  Exhibits and Reports on Form 8-K                                        10

                                           INTERACTIVE INC.

                                            BALANCE SHEETS


ASSETS                                                            12/31/1999  Unaudited    09/30/1999
                                                                 -----------------------  ------------
Current Assets
  Cash                                                           $                  126   $       124
  Accounts receivable                                                             1,059        11,300
  Inventories                                                                    14,051        14,295
  Prepaid expenses and other assets                                                 691           627
                                                                 -----------------------  ------------
           Total current assets                                                  15,927        26,346
                                                                 -----------------------  ------------

Property and Equipment, at cost
  Building and improvements                                                     107,216       107,216
  Equipment                                                                      11,019        10,277
                                                                                118,235       117,493
  Less accumulated depreciation                                                  63,602        61,546
                                                                 -----------------------  ------------
                                                                                 54,633        55,947
                                                                 -----------------------  ------------
                    Total assets                                 $               70,560   $    82,293
                                                                 =======================  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                   $              500,000   $   500,000
  Current maturities of long-term debt                                           25,000        22,000
  Accounts payable                                                              155,333       154,520
  Accounts payable, related parties                                              31,178        14,625
  Accrued expenses                                                               49,188        47,076
  Accrued expenses, related parties                                             324,174       297,172
                                                                 -----------------------  ------------
           Total current liabilities                                          1,084,873     1,035,393
                                                                 -----------------------  ------------

  Long-term Debt, less current maturities                                        39,500        43,000
                                                                 -----------------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares:                        114           114
    total liquidation preference of outstanding shares $172,069
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares; issued and oustanding 2,000,000 shares;                     2,000         2,000
    total liquidation preference of outstanding shares $300,000
  Common stock, $.001 par value; authorized 10,000,000 shares;
    5,012,138 and 4,912,138 issued and outstanding                                5,012         4,912
    at December 31, 1999 and September 30, 1999
  Additional paid-in capital                                                  8,043,117     8,040,217
  Accumulated deficit                                                        (9,104,056)   (9,043,343)
                                                                 -----------------------  ------------
                    Total stockholders' deficit                              (1,053,813)     (996,100)
                                                                 -----------------------  ------------
                    Total liabilities and stockholders' deficit  $               70,560   $    82,293
                                                                 =======================  ============

See  Notes  to  Financial  Statements.

                                   INTERACTIVE INC.

                               STATEMENTS OF OPERATIONS
                    Three Months Ended December 31, 1999 and 1998
                                     (Unaudited)


                                   1999       1998
                                 ---------  ---------
Net sales                        $  5,015   $  8,609
Cost of goods sold                    264        708
                                 ---------  ---------
            Gross profit            4,751      7,901
                                 ---------  ---------

Operating expenses
    Selling                        13,714     14,310
    General and administrative     23,952      8,929
                                 ---------  ---------
                                   37,666     23,239
                                 ---------  ---------
            Operating (loss)      (32,915)   (15,338)
                                 ---------  ---------

Nonoperating income (expense):
  Interest expense                (28,784)   (10,253)
  Other income                        986        332
Nonoperating (expense):           (27,798)    (9,921)
                                 ---------  ---------
            Net (loss)           $(60,712)  $(25,259)
                                 =========  =========

Loss per common share            $  (0.01)  $  (0.01)
                                 =========  =========

     See  Notes  to  Financial  Statements

                                                    INTERACTIVE INC.

                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                          Three months ended December 31, 1999
                                                      (Unaudited)




                                          Series A    Series B            additional
                                         Preferred   Preferred   Common     Paid-in     Accumulated
                                           Stock       Stock      Stock     Capital       Deficit        Total
                                         ----------  ----------  -------  -----------  -------------  ------------
Balance, September 30, 1999              $      114  $    2,000  $ 4,912  $ 8,040,217  $ (9,043,343)  $  (996,100)

  Issuance of common stock for services                              100        2,900                       3,000

  Net loss                                                                                  (60,713)      (60,713)

                                         ----------  ----------  -------  -----------  -------------  ------------
Balance, December 31, 1999               $      114  $    2,000  $ 5,012  $ 8,043,117  $ (9,104,056)  $(1,053,813)
                                         ==========  ==========  =======  ===========  =============  ============

     See  Notes  to  Financial  Statements.

                                               INTERACTIVE INC.

                                           STATEMENTS OF CASH FLOWS
                                Three Months Ended December 31, 1999 and 1998
                                                 (Unaudited)


                                                                                      1999       1998
                                                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                        $(60,713)  $(25,259)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation                                                                       2,056      1,769
    Issuance of common stock for services                                              3,000          -

    Change in assets and liabilities:
      Decrease in receivables                                                         10,241      2,261
      Decrease in inventories                                                            244        225
      Decrease (increase) in prepaid expenses and other assets                           (64)       208
      Increase in accounts payable                                                       813      4,689
      Increase in accounts payable, related parties                                   16,553          -
      Increase in accrued expenses                                                    29,114     10,640
                                                                                    ---------  ---------
        Net cash provided by (used in) operating activities                            1,244     (5,467)
                                                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for equipment                                                                (742)         0
                                                                                    ---------  ---------
        Net cash (used in) investing activities                                         (742)         0
                                                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable, related party                                                              -      5,383
  Principal payments on long term debt                                                  (500)         -
                                                                                    ---------  ---------
        Net cash provided by (used in) financing activities                             (500)     5,383
                                                                                    ---------  ---------

          Net increase (decrease) in cash                                                  2        (84)

CASH
Beginning                                                                                124      1,018
                                                                                    ---------  ---------

Ending                                                                              $    126   $    934
                                                                                    =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                                                        $    272   $      -
                                                                                    =========  =========

     See  Notes  to  Financial  Statements.

                                INTERACTIVE INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results expected for the entire year.

NOTE  2.     INCOME  TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 1999, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,514,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2000 through 2020. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the three months ended December 31, 1999 and 1998. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, at December 31, 1999 and 1998, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 215,053 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the three months ended December 31, 1999 and 1998 are 4,931,493 and 3,214,976 respectively.

NOTE  4.     NOTES  PAYABLE

At December 31, 1999, the Company has a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note. The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of December 31, 1999).

NOTE  5.     OTHER  STOCK  MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales for the three months ended December 31, 1999 and 1998 were $5,000 and $8,600, respectively. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. The gross margin for the three months ended December 31, 1999 was approximately 95%, up from a gross margin of 92% for the three months ended December 31, 1998.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended December 31, 1999 and 1998 were $14,000 and $14,000, respectively.

     Research and development. There were no research and development expenses for the three months ended December 31, 1999 and 1998.

     General and administrative. General and administrative expenses for the three months ended December 31, 1999 and 1998 were $24,000 and $9,000, respectively. The increase from the previous year is primarily due to expenses associated with the Company's fiscal year end audit for the year ending September 30, 1999.

     Depreciation. Depreciation expense for the three months ended December 31, 1999 and 1998 were $2,000 and $2,000, respectively.

     Nonoperating income (expense). Nonoperating income (expense) for the three months ended December 31, 1999 and 1998 were ($28,000) and ($10,000)
respectively. The increase in nonoperating expense is mainly due to increased interest accruals.

     Net Loss. The Company suffered a net loss for the three months ended December 31, 1999 of $61,000 or $0.01 per share on 4,931,493 weighted average shares outstanding compared to a net loss for the three months ended December 31, 1998 of $25,000 or $0.01 per share on 3,214,976 weighted average shares outstanding. The increase in losses was due largely to expenses associated with the Company's year-end audit at September 30, 1999 and an increase in interest accruals.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at December 31, 1999. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis and its ability to generate profitable future operations during fiscal year 2000. Management is formulating plans in this regard which are expected to include entry into multimedia markets. In addition, the Company plans to increase revenue generated through varying methods of Internet sales. The Company expects to finance its entry into these new markets primarily through providing consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company. The Company has several judgments against it and more threatened as a result of its inability to pay its obligations to its unsecured creditors.

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

     As of the date of the filing of this 10QSB, the Company has not experienced any year 2000 problems. The Company's management does not believe that there will be any material effects on the Company's business, results of operations or financial condition. The Company operates on a stand-alone PC, which the manufacturer has represented to be year 2000 compliant and the SoundXchange product manufactured by the Company does not require software; therefore, Company management believes the risk of the year 2000 affecting these products is remote.

                          PART II     OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended December 31, 1999, a director of the Company was compensated for his services as CEO through the issuance of 100,000 shares of restricted common stock. As a result of the issuance of this stock, $100 was included in common stock and $2,900 was included in additional paid-in-capital in the accompanying financial statements.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company has at December 31, 1999 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company. The note bears interest at the rate of 15% and has accrued interest of $25,968.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

       (a)  Exhibits.
                 Financial  Data  Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February  4,  2000               INTERACTIVE  INC.


                                     /s/  Robert  Stahl
                                     ------------------
                                     Robert  Stahl
                                     President

                                     /s/  Gerard  L.  Kappenman
                                     --------------------------
                                     Gerard  L.  Kappenman
                                     Secretary