Form 10QSB
period 2000-03-31
INTERACTIVE INC
filed 2000-05-15
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
          For  the  quarterly  period  ended:  March  31,  2000

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
               For  the  transition  period  from _____________ to _____________

                       Commission file number:  000-21898


                                INTERACTIVE INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)
              South  Dakota                              46-0408024
              -------------                              ----------
     (state  or  other  jurisdiction                       (IRS
      of incorporation or organization)                Employer ID No)

                   204  N.  Main,  Humboldt,  SD  57035
                   ------------------------------------
                   (Address of principal executive offices)
                   (605)  363-5117
                   ------------------------------------
                   Issuer's telephone number
                   N/A
                   -------------------------------------
                   (Former  name,  former  address  and  former
                    fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,062,138 shares at May 8, 2000
                                                 -------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes     No  X

                                    INTERACTIVE INC.
                                    TABLE OF CONTENTS

                              PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)
                                                                                 Page(s)
                                                                                 -------

  Balance Sheets - March 31, 2000 and September 30, 1999                               3

  Statements of Operations - Six and Three Months Ended March 31, 2000 and 1999        4

  Statement of Stockholders' Deficit - Six Months Ended March 31, 2000                 5

  Statements of Cash Flows - Six Months Ended March 31, 2000 and 1999                  6

  Notes to Financial Statements                                                      7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                             9-10


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                        10

Item 3.  Defaults Upon Senior Securities                                              10

Item 6.  Exhibits and Reports on Form 8-K                                             10

                                               INTERACTIVE INC.
                                                BALANCE SHEETS

ASSETS                                                                3/31/2000
                                                                      Unaudited        9/30/1999
                                                                 ------------------  ------------
Current Assets
  Cash                                                           $             760   $       124
  Accounts receivable                                                        1,540        11,300
  Inventories                                                               13,806        14,295
  Prepaid expenses and other assets                                            752           627
                                                                 ------------------  ------------
           Total current assets                                             16,858        26,346
                                                                 ------------------  ------------

Property and Equipment, at cost
  Building and improvements                                                107,216       107,216
  Equipment                                                                 11,019        10,277
                                                                 ------------------  ------------
                                                                           118,235       117,493
  Less accumulated depreciation                                             65,669        61,546
                                                                 ------------------  ------------
                                                                            52,566        55,947
                                                                 ------------------  ------------

Total assets                                                     $          69,424  $     82,293
                                                                 ==================  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                   $         500,000   $   500,000
  Current maturities of long-term debt                                      25,000        22,000
  Accounts payable                                                         153,253       154,520
  Accounts payable, related parties                                         55,474        14,625
  Accrued expenses                                                          51,504        47,076
  Accrued expenses, related parties                                        351,598       297,172
                                                                 ------------------  ------------
           Total current liabilities                                     1,136,829     1,035,393
                                                                 ------------------  ------------
  Long-term Debt, less current maturities                                   39,000        43,000
                                                                 ------------------  ------------
Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares:                   114           114
    total liquidation preference of outstanding shares $172,069
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares; issued and oustanding 2,000,000 shares;                2,000         2,000
    total liquidation preference of outstanding shares $300,000
  Common stock, $.001 par value; authorized 10,000,000 shares;
    5,062,138 and 4,912,138 issued and outstanding                           5,062         4,912
    at March 31, 2000 and September 30, 1999
  Additional paid-in capital                                             8,044,567     8,040,217
  Accumulated deficit                                                   (9,158,148)   (9,043,343)
                                                                 ------------------  ------------
Total stockholders' deficit                                             (1,106,405)     (996,100)
                                                                 ------------------  ------------
Total liabilities and stockholders' deficit                      $          69,424   $    82,293
                                                                 ==================  ============

See  Notes  to  Financial  Statements.


                                INTERACTIVE INC.
                            STATEMENTS OF OPERATIONS
               Six and Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                      Six  months          Three months
                                    ended March 31,       ended March 31,
                                    2000       1999       2000       1999
                                 ---------------------  --------------------
Net sales                        $  11,615   $ 17,040   $  6,600   $  8,342
Cost of goods sold                     510        945        246        237
                                 ----------  ---------  ---------  ---------
            Gross profit            11,105     16,095      6,354      8,105
                                 ----------  ---------  ---------  ---------

Operating expenses
    Selling                         25,914     26,328     12,200     12,019
    General and administrative      43,603     15,448     19,651      6,501
                                 ----------  ---------  ---------  ---------
                                    69,517     41,776     31,851     18,520
                                 ----------  ---------  ---------  ---------
            Operating (loss)       (58,412)   (25,681)   (25,497)   (10,415)
                                 ----------  ---------  ---------  ---------

Nonoperating income (expense):
  Interest expense                 (58,013)   (15,865)   (29,229)    (5,612)
  Other income                       1,620        715        634        383
                                 ----------  ---------  ---------  ---------
                                   (56,393)   (15,150)   (28,595)    (5,229)
                                 ----------  ---------  ---------  ---------
(Loss) before income taxes        (114,805)   (40,831)   (54,092)   (15,644)
                                 ----------  ---------  ---------  ---------
Income tax expenses                      -          -          -          -
                                 ----------  ---------  ---------  ---------
Net (loss)                       $(114,805)  $(40,831)  $(54,092)  $(15,644)
                                 ==========  =========  =========  =========

Loss per common share            $   (0.02)  $  (0.01)  $  (0.01)  $   0.00
                                 ==========  =========  =========  =========

See  Notes  to  Financial  Statements


                                              INTERACTIVE INC.
                                     STATEMENT OF STOCKHOLDERS' DEFICIT
                                       Six months ended March 31, 2000
                                                 (Unaudited)

                                       Series A    Series B           Additional
                                       Preferred  Preferred   Common    Paid-in    Accumulated
                                         Stock       Stock     Stock    Capital      Deficit       Total
                                      ----------  ----------  ------  ----------  ------------  ------------
Balance, September 30, 1999           $     114   $   2,000   $4,912  $8,040,217  $(9,043,343)  $  (996,100)

  Issuance of common stock for              150       4,350    4,500
    satisfaction of accounts payable
  Net loss                             (114,805)   (114,805)
                                      ----------  ----------  ------  ----------  ------------  ------------
Balance, March 31, 2000               $     114   $   2,000   $5,062  $8,044,567  $(9,158,148)  $(1,106,405)
                                      ==========  ==========  ======  ==========  ============  ============


                                                     INTERACTIVE INC.
                                                 STATEMENTS OF CASH FLOWS
                                         Six Months Ended March 31, 2000 and 1999
                                                       (Unaudited)


                                                                                             2000       1999
                                                                                          ----------  ---------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                                          $(114,805)  $(40,831)
      Adjustments to reconcile net (loss) to net cash provided by operating activities:
        Depreciation                                                                          4,123      3,386
        Issuance of common stock for services                                                     -         48
        Change in assets and liabilities:
          Decrease in accounts receivable                                                     9,760      2,005
          Decrease in inventories                                                               489        462
          (Increase) decrease in prepaid expenses and other assets                             (125)       415
          Increase in accounts payable                                                       44,082     17,649
          Increase in accrued expenses                                                       58,854     18,123
                                                                                          ----------  ---------
            Net cash provided by operating activities                                         2,378      1,257
                                                                                          ----------  ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for equipment                                                                   (742)         0
                                                                                          ----------  ---------
            Net cash (used in) investing activities                                            (742)         0
                                                                                          ----------  ---------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on long-term debt                                                   (1,000)         0
                                                                                          ----------  ---------
            Net cash (used in) financing activities                                          (1,000)         0
                                                                                          ----------  ---------

              Net increase in cash                                                              636      1,257

    CASH
    Beginning                                                                                   124      1,018
                                                                                          ----------  ---------
    Ending                                                                                $     760   $  2,275
                                                                                          ==========  =========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for interest                                                          $      80   $      0
                                                                                          ==========  =========
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Issuance of common stock for satisfaction of accounts payable                       $   4,500   $ 94,148
                                                                                          ==========  =========

          See  Notes  to  Financial  Statements.

                                INTERACTIVE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended March 31, 2000, are not necessarily indicative of the results expected for the entire year.

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

At March 31, 2000, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,569,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2000 through 2020. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the six and three months ended March 31, 2000 and 1999. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 2000, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 221,620 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 1999, because to do so would have been antidilutive are as follows: 146,117 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic
(loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the six and three months ended March 31, 2000 are 4,980,345 and 5,048,551 respectively and for the six and three months ended March 31, 1999 are 3,275,580 and 3,214,976 respectively.

NOTE  4.     NOTES  PAYABLE

At March 31, 2000 and September 30, 1999, the Company had a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of March 31, 2000) and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

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

NOTE  6.     CONTINUATION  OF  OPERATIONS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2000 and September 30, 1999. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management is formulating plans in this regard The Company expects to finance its entry into new markets primarily through providing consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales were $6,600 and $11,615 for the three and six months ended March 31, 2000 compared to $8,342 and $17,040 for the three and six month period ended March 31, 1999. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. Gross profit decreased 22% to $6,354 for the three months ended March 31, 2000 from $8,105 for the three months ended March 31, 1999.
Gross profit decreased 31% to $11,105 from $16,095 for the six months ended March 31, 2000.

     Selling expenses. Selling expenses increased to $12,200 for the three months ended March 31, 2000 from $12,019 for the three months ended March 31, 1999. Selling expenses decreased to $25,914 for the six months ended March 31, 2000 from $26,328 for the six months ended March 31,1999.

     General and administrative. General and administrative expenses increased to $19,651 and $43,603 for the three and six months ended March 31, 2000 from $6,501 and $15,448 for the three and six months ended March 31, 1999. The increases from the previous year are primarily due to expenses associated with the Company's fiscal year end audit for the year ending September 30, 1999.

     Depreciation. Depreciation expense for the three months ended March 31,2000 and 1999 were $2,066 and 1,590 respectively. Depreciation expense for the six months ended March 31, 2000 and 1999 were $4,123 and $3,386 respectively.

     Nonoperating (expense). Nonoperating (expense) for the three months ended March 31, 2000 and March 31, 1999 were ($28,595) and ($5,229) respectively. Nonoperating (expense) for the six months ended March 31, 2000 and 1999 were ($56,393) and ($15,510) respectively. The increase in nonoperating expense is mainly due to increased interest accruals.

     Net Loss. Net loss for the three months ended March 31, 2000 of was $54,092 or ($0.01) per share on 5,048,551 weighted average shares outstanding compared to a net loss for the three months ended March 31, 1999 of $15,644 or ($0.00) per share on 3,214,976 weighted average shares outstanding. Net loss for the six months ended March 31, 2000 was $114,805 or ($0.02) per share on 4,980,345 weighted average shares outstanding compared to a net loss for the six months ended March 31, 1999 of $40,831 or ($0.01) per share on 3,275,580 weighted average shares outstanding. The increase in losses was due largely to expenses associated with the Company's year-end audit at September 30, 1999 and an increase in interest accruals.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2000. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis and its ability to generate profitable future operations during fiscal year 2000. Management is formulating plans in this regard which are expected to include providing consulting services with the assistance of TPR and generating cash through private investments or loans.
There can be no assurance that TPR will provide such assistance or any other support to the Company. The Company has several judgments against it and more threatened as a result of its inability to pay its obligations to its unsecured creditors.

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


                         PART II.     OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES
     During the quarter ended March 31, 2000, 50,000 shares of restricted common stock were issued in satisfaction of accounts payable. As a result of the issuance of this stock, $50 was included in common stock and $1,450 was included in additional paid-in-capital in the accompanying financial statements.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     The Company has at March 31, 2000 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company. The note is subordinated to certain other senior secured notes. The note bears interest at the rate of 15% and has accrued interest of $28,314.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

       (a)  Exhibits.
                Financial  Data  Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  May  10,  2000               INTERACTIVE  INC.


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