Form 10QSB
period 2000-06-30
INTERACTIVE INC
filed 2000-08-10
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended:  June  30,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number:  000-21898


                                INTERACTIVE INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

              South Dakota                                   46-0408024
              ------------                                   ----------
     (state or other jurisdiction of                    (IRS Employer ID No)
     incorporation or organization)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements  for  the  past 90 days. Yes      No .X
                                                                    ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes     No
                                                           ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,062,138 shares at July 31, 2000
                                               ---------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes      No   X
                                                                  ---      ---

                                INTERACTIVE INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)

                                                            Page(s)
                                                            -------

Balance  Sheets  -  June  30,  2000  and  September  30,  1999                 3

Statements of Operations - Nine and Three Months Ended June 30, 2000 and 1999  4

Statement of Stockholders' Deficit - Nine Months Ended June 30, 2000           5

Statements of Cash Flows - Nine Months Ended June 30,  2000  and 1999          6

Notes  to  Financial  Statements                                             7-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results  of  Operations                                             9-10


                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                      10

Item 6.  Exhibits  and  Reports  on  Form  8-K                                10

                                        INTERACTIVE INC.
                                         BALANCE SHEETS

                                                                  6/30/2000
ASSETS                                                            Unaudited     9/30/1999
                                                                 ------------  ------------
Current Assets
  Cash                                                           $       546   $       124
  Accounts receivable                                                  1,556        11,300
  Inventories                                                         13,596        14,295
  Prepaid expenses and other assets                                      455           627
                                                                 ------------  ------------
           Total current assets                                       16,153        26,346
                                                                 ------------  ------------

Property and Equipment, at cost
  Building and improvements                                          107,216       107,216
  Equipment                                                           11,019        10,277
                                                                 ------------  ------------
                                                                     118,235       117,493
  Less accumulated depreciation                                       67,736        61,546
                                                                 ------------  ------------
                                                                      50,499        55,947
                                                                 ------------  ------------
           Total assets                                          $    66,652   $    82,293
                                                                 ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                   $   500,000   $   500,000
  Current maturities of long-term debt                                23,000        22,000
  Accounts payable                                                   155,440       154,520
  Accounts payable, related parties                                   73,276        14,625
  Accrued expenses                                                    53,987        47,076
  Accrued expenses, related parties                                  384,405       297,172
                                                                 ------------  ------------
           Total current liabilities                               1,190,108     1,035,393
                                                                 ------------  ------------

  Long-Term Debt, less current maturities                             40,500        43,000
                                                                 ------------  ------------
Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares:             114           114
    total liquidation preference of outstanding shares $172,069
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares; issued and oustanding 2,000,000 shares;          2,000         2,000
    total liquidation preference of outstanding shares $300,000
  Common stock, $.001 par value; authorized 10,000,000 shares;
    5,062,138 and 4,912,138 shares issued and outstanding              5,062         4,912
    at June 30, 2000 and September 30, 1999
  Additional paid-in capital                                       8,044,567     8,040,217
  Accumulated deficit                                             (9,215,699)   (9,043,343)
                                                                 ------------  ------------
           Total stockholders' deficit                            (1,163,956)     (996,100)
                                                                 ------------  ------------
           Total liabilities and stockholders' deficit           $    66,652   $    82,293
                                                                 ============  ============

See  Notes  to  Financial  Statements.

                                         INTERACTIVE INC.
                                     STATEMENTS OF OPERATIONS
                        Nine and Three Months Ended June 30, 2000 and 1999
                                            (Unaudited)


                                        Nine months ended June 30,    Three months ended June 30,
                                          2000          1999            2000            1999
                                       ----------  ---------------  -------------  ---------------
Net sales                              $  16,442   $       26,103   $      4,827   $        9,063
Cost of goods sold                           720            1,861            210              916
                                       ----------  ---------------  -------------  ---------------
            Gross profit                  15,722           24,242          4,617            8,147
                                       ----------  ---------------  -------------  ---------------

Operating expenses:
    Selling                               37,433           29,367         11,519            3,039
    General and administrative            59,869           34,066         16,266           18,618
                                       ----------  ---------------  -------------  ---------------
                                          97,302           63,433         27,785           21,657
                                       ----------  ---------------  -------------  ---------------
            Operating (loss)             (81,580)         (39,191)       (23,168)         (13,510)
                                       ----------  ---------------  -------------  ---------------

Nonoperating income (expense):
  Write off of accounts payable                -           52,898              -           52,898
  Other income                             2,027              839            407              124
  Debt conversion expense                      -         (260,560)             -         (260,560)
  Interest expense                       (92,803)         (78,816)       (34,790)         (62,951)
                                       ----------  ---------------  -------------  ---------------
                                         (90,776)        (285,639)       (34,383)        (270,489)
                                       ----------  ---------------  -------------  ---------------
  (Loss) before income taxes            (172,356)        (324,830)       (57,551)        (283,999)
Income tax expenses                            -                -              -                -
                                       ----------  ---------------  -------------  ---------------
  (Loss) before extraordinary income    (172,356)        (324,830)       (57,551)        (283,999)
Extraordinary income, gain on
   settlement of liabilities                   -          961,462              -          961,462
                                       ----------  ---------------  -------------  ---------------
  Net income (loss)                    $(172,356)  $      636,632   $    (57,551)  $      677,463
                                       ==========  ===============  =============  ---------------

Earnings (loss) per common share
  (Loss) before extraordinary income   $   (0.03)  $        (0.09)  $      (0.01)  $        (0.07)
  Extraordinary income                         -             0.27              -             0.23
                                       ----------  ---------------  -------------  ---------------
    Net income (loss)                  $   (0.03)  $         0.18   $      (0.01)  $         0.16
                                       ==========  ===============  =============  ===============

See  Notes  to  Financial  Statements

                                              INTERACTIVE INC.
                                     STATEMENT OF STOCKHOLDERS' DEFICIT
                                       Nine months ended June 30, 2000
                                                 (Unaudited)


                                       Series A    Series B           Additional
                                      Preferred   Preferred   Common   Paid-in    Accumulated
                                        Stock       Stock     Stock    Capital      Deficit        Total
                                      ----------  ----------  ------  ----------  ------------  ------------
Balance, September 30, 1999              $114       $2,000    $4,912  $8,040,217  $(9,043,343)   $(996,100)

  Issuance of common stock for
    satisfaction of accounts payable                             150       4,350                      4,500
  Net loss                                                                           (172,356)     (172,356)

                                      ----------  ----------  ------  ----------  ------------  ------------
Balance, June 30, 2000                $     114   $   2,000   $5,062  $8,044,567  $(9,215,699)  $(1,163,956)
                                      ==========  ==========  ======  ==========  ============  ============

See  Notes  to  Financial  Statements.

                                                   INTERACTIVE INC.
                                               STATEMENTS OF CASH FLOWS
                                       Nine Months Ended June 30, 2000 and 1999
                                                      (Unaudited)

                                                                                              2000        1999
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                        $(172,356)  $ 636,632
  Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
    Depreciation                                                                               6,190       6,650
    Issuance of common stock for services                                                          -         330
    Gain on settlement of Company liabilities                                                      -    (961,462)
    Debt conversion expense settled by issuance of stock                                           -     260,560
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                               9,744        (279)
      Decrease in inventories                                                                    699       2,069
      Decrease in prepaid expenses and other assets                                              172         622
      Increase (decrease) in accounts payable                                                  2,419     (62,478)
      Increase in accrued expenses                                                            94,144      82,669
                                                                                           ----------  ----------
        Net cash (used in) operating activities                                              (58,988)    (34,687)
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for equipment                                                                        (742)          -
                                                                                           ----------  ----------
        Net cash (used in) investing activities                                                 (742)          -
                                                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from TPR                                                                             61,652           -
Net borrowings on related party notes payable                                                      -      35,820
Principal payments on long-term borrowings                                                    (1,500)     (1,000)
                                                                                           ----------  ----------
        Net cash provided by (used in) financing activities                                   60,152      34,820
                                                                                           ----------  ----------

          Net increase in cash                                                                   422         133

CASH
Beginning                                                                                        124       1,018
                                                                                           ----------  ----------

Ending                                                                                     $     546   $   1,151
                                                                                           ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                                                               $      80   $     106
                                                                                           ==========  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Issuance of common stock for satisfaction of liabilities:
      Accounts payable - related parties                                                   $       -   $ 303,450
      Accounts payable                                                                         4,500     882,435
      Accrued expenses, other than interest - related parties                                      -      32,516
      Notes payable and long-term debt - related parties                                           -      41,000
      Notes payable and long-term debt                                                             -     245,435
      Accrued interest on notes payable and long-term debt                                         -      64,920

   Issuance of Series B preferred stock for satisfaction of Company liabilities:
      Notes payable and long-term debt - related parties                                           -     252,824
       Accrued interest on notes payable and long-term debt - related parties                      -      75,940

See  Notes  to  Financial  Statements.

                                INTERACTIVE  INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of the results expected for the entire year.

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

At June 30, 2000, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,626,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2000 through 2020. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income and income taxes.

NOTE  3.     EARNINGS  (LOSS)  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The earnings (loss) per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June 30, 2000 and 1999. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 2000, because to do so would have been antidilutive to the loss before extraordinary income are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 221,620 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 1999, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 215,053 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to earnings (loss) per share in the financial statements are to basic earnings (loss) per share. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 2000 are 5,007,411 and 5,062,138 respectively and for the nine and three months ended June 30, 1999 are 3,568,160 and 4,209,569 respectively.

NOTE  4.     SETTLEMENT  OF  LIABILITIES

In 1999 the Company issued 1,686,162 shares of common stock (of which 581,773 shares were issued to related parties, including shareholders) to settle certain accrued expenses, accounts payable, notes payable and long-term debt totaling $1,569,756 (of which $575,162 was payable to related parties, including shareholders). The common stock issued to nonrelated party creditors to settle liabilities was recorded at fair value. The difference between the fair value of the common stock issued and the carrying amount of the liabilities settled was recognized as a gain on restructuring of liabilities and classified as an extraordinary item. The common stock issued to related parties was recorded at the carrying amount of the liabilities and no gain was recognized on common stock issued to related parties. Included in the above amount was $296,298 of accounts payable due to Torrey Pines Research, Inc. and its affiliates (TPR) a related party, which was settled through the issuance of 296,298 shares of common stock.

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

NOTE  5.     NOTES  PAYABLE

At June 30, 2000 and September 30, 1999, the Company had a $500,000 note payable to TPR, a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of June 30, 2000) and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

NOTE  6.     OTHER  STOCK  MATTERS

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

NOTE  7.     CONTINUATION  OF  OPERATIONS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2000 and September 30, 1999. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management is formulating plans in this regard. The Company expects to finance its entry into new markets primarily through providing consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales were $4,827 and $16,442 for the three and nine months ended June 30, 2000 compared to $9,063 and $26,103 for the three and nine month period ended June 30, 1999. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. Gross profit decreased 43% to $4,617 for the three months ended June 30, 2000 from $8,147 for the three months ended June 30, 1999. Gross profit decreased 35% to $15,722 from $24,242 for the nine months ended June 30, 2000.

     Selling expenses. Selling expenses increased to $11,519 for the three months ended June 30, 2000 from $3,039 for the three months ended June 30, 1999. Selling expenses increased to $37,433 for the nine months ended June 30, 2000 from $29,367 for the nine months ended June 30,1999. The main reason for the increase in selling expenses was due to more emphasis put on sales than in 1999 when the Company's primary focus was to restructure its debt.

     General and administrative. General and administrative expenses were $16,266 and $59,869 for the three and nine months ended June 30, 2000 and were
$18,618 and $34,066 for the three and nine months ended June 30, 1999. The changes from the previous year are primarily due to expenses associated with the Company's fiscal year end audit for the year ending September 30, 1999.

     Depreciation. Depreciation expense for the three months ended June 30, 2000 and 1999 was $2,067 and $2,030 respectively. Depreciation expense for the nine months ended June 30, 2000 and 1999 was $6,190 and $6,650 respectively.

     Nonoperating (expense). Nonoperating (expense) for the three months ended June 30, 2000 and June 30, 1999 was ($34,383) and ($270,489) respectively.
Nonoperating (expense) for the nine months ended June 30, 2000 and 1999 was ($90,776) and ($285,639) respectively. The decrease in nonoperating expense is mainly due to debt conversion expense in 1999.

     Net Gain (Loss). Net income (loss) for the three months ended June 30, 2000 was ($57,551) or ($0.01) per share on 5,062,138 weighted average shares outstanding compared to a net gain for the three months ended June 30, 1999 of $677,463 or $0.16 per share on 4,209,569 weighted average shares outstanding. Net loss for the nine months ended June 30, 2000 was ($172,356) or ($0.03) per share on 5,007,411 weighted average shares outstanding compared to a net gain for the nine months ended June 30, 1999 of $636,632 or $0.18 per share on 3,568,160 weighted average shares outstanding. The increase in losses in 2000 was due largely to an extraordinary gain realized on settlement of liabilities in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2000. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis and its ability to generate profitable future operations during fiscal year 2000. Management is formulating plans in this regard which are expected to include providing consulting services with the assistance of TPR and generating cash through private investments or loans.
There can be no assurance that TPR will provide such assistance or any other support to the Company. The Company has several judgments against it and more threatened as a result of its inability to pay its obligations to its unsecured creditors.

     Management does not believe that it will be able to achieve increases in revenues and profitability during fiscal 2000. The Company is optimistic about the possibility of its overcoming these challenges and achieving its goals during fiscal 2001.


                         PART II.     OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company has at June 30, 2000 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company. The note is subordinated to certain other senior secured notes. The note bears interest at the rate of 15% and has accrued interest of $30,126.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits.

               Financial  Data  Schedule

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 10, 2000              INTERACTIVE  INC.


                                         /s/  Robert  Stahl
                                         --------------------------
                                         Robert  Stahl
                                         President


                                         /s/  Gerard  L.  Kappenman
                                         --------------------------
                                         Gerard  L.  Kappenman
                                          Secretary