Form 10KSB
period 2000-09-30
INTERACTIVE INC
filed 2000-12-22
CIK 879407

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                   FORM 10-KSB



(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 2000.

[ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  [NO  FEE  REQUIRED]
                     For the transition period from . . . . . . to . . . . . .

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

Issuer's  revenue  for  its  most  recent  fiscal  year:  $24,878.

The aggregate market value of the Company's outstanding Common stock held by non-affiliates was approximately $155,474, based upon the bid price of the Registrant's Common Stock on December 14, 2000.

As of December 14, 2000 there were 5,162,138 shares of the issuer's common stock outstanding.

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Prior to 1994, InterActive Inc. ("InterActive" or the "Company") was engaged in the development, manufacture and marketing, nationally and internationally, of peripheral hardware products, principally a line of SoundXchange products, that were designed to enable users to create and send messages across local area networks and wide area networks of personal computers. In 1994, the Company substantially reduced its operations and, since that time, except for sporadic sales of SoundXchange products from existing inventories, the Company has not conducted any significant operations. See Item 6, "Management's Discussion and Analysis or Plan of Operation." At present, the Company is not involved in the production of any products or providing services on a significant level.

     The Company is currently formulating plans to provide Internet consulting services with the assistance of TPR Group, Inc. (together with its affiliated entities, "TPR"), a related party. Management believes that Internet consulting income may generate all or a substantial portion of the income needed to achieve profitable operations in the future. However, there can be no assurance that the Company will be able to develop or successfully implement any such strategy, nor that the Company will be able to achieve profitable operations in the near term, if at all. It may also be necessary for the Company to seek additional equity and/or debt financing to provide a portion of the funds needed to implement this strategy. There can be no assurance that the assistance provided by TPR will enable the Company to develop a profitable consulting services business, nor that any additional funds needed through private investments or loans will be available to the Company on acceptable terms, if at all.

     The Company has sustained operating losses for several years. Continued operations of the Company are dependent on the Company's ability to generate future revenues that are sufficient for the Company to meet its existing debt obligations and finance new product and/or service development and continuing operations. For these reasons, the report of the independent certified public accountants on the Company's audited financial statements included herein is subject to a "going concern" qualification. See Item 7, "Audited Financial Statements." The Company has several judgments against it and more have been threatened as a result of its inability to pay its obligations to its unsecured creditors. See Item 3 "Legal Proceedings".

     During 1999, TPR received 296,298 shares of the Company's Common Stock in exchange for $296,298 of unsecured debt. TPR Group also agreed to pay up to $50,000 in cash on behalf of the Company for certain operating and other expenses of the Company and to forgive $213,500 of secured debt and $75,940 of related accrued interest in exchange for 2,000,000 shares of Series B Preferred stock and has agreed to exchange approximately $900,000 of the Company's secured debt and accrued interest for shares of Series C Preferred Stock at a later date, subject to certain conditions. For a further description of these transactions, see Item 12, "Certain Relationships and Related Transactions" below. As a consequence, TPR currently has the right to cast approximately 84% of all votes to be cast on any and all matters to be presented for the approval of the stockholders of the Company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".

     As of September 30, 2000, the Company had one full time employee engaged in finance and administrative operations. The Company also has an agreement with an outside sales representative who receives commission on sales. This sales representative also is engaged in administration. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employee are excellent.

The Company's Board of Directors has approved a change in the Company's state of incorporation from South Dakota to Delaware. The reincorporation would be accomplished by merging the Company into a wholly-owned Delaware subsidiary ("InterActive Delaware") newly formed for this purpose. As a consequence of the reincorporation, among other things, all of the previously outstanding shares of the Company's common stock would be automatically converted on a one-for-one basis into shares of the common stock of InterActive Delaware, and each share of the Company's series A preferred stock would be converted automatically into one share of the common stock of InterActive Delaware. In addition, all outstanding options and warrants to purchase shares of the Company's common stock would be converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Delaware, at the same price per share and on the same terms and conditions. The Company's outstanding series B preferred stock would also be converted automatically as a consequence of the reincorporation into an equal number of shares of the series A preferred stock of InterActive Delaware having the same rights, preferences, privileges and restrictions as the Company's outstanding series B preferred stock currently has. The proposed reincorporation would be accomplished pursuant to the terms and conditions of an Agreement and Plan of Reincorporation (the "Plan of Reincorporation") to be entered into between the Company and InterActive Delaware. It is anticipated that approval of the proposed reincorporation by the Company's shareholders will be sought at a special meeting of shareholders to be held in January 2001. The Company's management, which together own or have voting control over more than a majority of each outstanding class and series of shares entitled to vote at the shareholders meeting, have indicated that they will vote or cause to be voted all shares over which they have voting control in favor of the proposed reincorporation. Accordingly, approval of the reincorporation by the shareholders of the Company is assured.

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

     The Company believes that its current facilities are in reasonably good condition and will satisfy its needs for at least the next year, but will consider leasing additional space in other geographical locations if the need for regional sales, distribution, or other business facilities should materialize. However, at September 30, 2000, the Company is contemplating the possibility of selling this facility, if a reasonable offer were to be made by an outside party. To date, no such offer has been tendered.

ITEM  3.  LEGAL  PROCEEDINGS

     Although the Company successfully closed it's "Offer to Creditors" during 1999, the Company is delinquent on its interest payments on its secured note, one of its subordinated long term notes and a portion of its trade accounts payable. The Company has several judgments against it and several more have been threatened as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its remaining creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during fiscal year 2000.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     During 2000, the Company issued 150,000 shares of its Common Stock for satisfaction of Company liabilities. Of these, 100,000 shares were issued to a related party.

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "INAV".

     The following table sets forth the bid price of the Companys Common stock as of each period indicated as quoted on the OTC Bulletin Board.

                       FY 2000               FY 1999
                       -------               -------
                   High       Low         High      Low
                   ----       ---         ----      ---
1st  Quarter       .09        .05           *        *
2nd  Quarter       .25        .13           *        *
3rd  Quarter       .25        .16           *        *
4th  Quarter       .16        .13          .10      .05

*  This  historical  information  is  not readily available to the Company.

     On September 30, 2000 there were approximately 419 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

Dividends

     The Company has never paid dividends on its Common or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common or Preferred Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Liquidity  and  Capital  Resources

     In 2000, the Company issued 150,000 shares of common stock (of which 100,000 shares were issued to a related party) in satisfaction of Company liabilities.

     The Company's inventory of SoundXchange hardware, which, as of September 30, 2000, accounted for 76% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

     The Company has a net operating loss carryforward for tax purposes of approximately $7,577,000 and research and development tax credits carryforward of approximately $15,000 at September 30, 2000. The Company will not be able to utilize any such credits unless it is able to achieve sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.

     At September 30, 2000, the Company is contemplating the possibility of selling its building facility, if a reasonable offer were to be made by an outside party. To date, no such offer has been tendered.

     It is anticipated that the Company's management will continue to explore the possibility of causing the Company to enter into joint ventures and strategic alliances, for the purposes of enabling the Company to expand the breadth of its product offerings and services and to obtain additional distribution channels for the Company's existing products. Given the Company's limited cash resources, it is contemplated that any such acquisition would be accomplished, if at all, primarily through the issuance of stock. However, it should be anticipated that any such acquisition, even if made solely for stock, could place additional demands upon the Company's available working capital. The Company has not entered into a definitive agreement pertaining to any such acquisition, joint venture or marketing alliance, nor is the Company currently in negotiations with any third party with respect thereto.

RESULTS  OF  OPERATIONS

COMPARISON  OF  FISCAL  YEARS  1999  AND  2000

     Revenue. Net sales for fiscal years 2000 and 1999 were $25,000 and $37,000, respectively. The Company's decrease in sales is attributable mainly to less emphasis on marketing during the period.

     Gross Profit. The gross margin for both fiscal years 2000 and 1999 was 92%.

     Sales and marketing expenses. Sales and marketing expenses for fiscal 2000 and 1999 were $30,000 and $34,000, respectively.

     General and administrative. General and administrative expenses for fiscal 2000 and 1999 were $102,000 and $56,000, respectively. The increase was primarily due to the additional costs involved in obtaining audited financial statements for fiscal 1999.

     Depreciation. Depreciation expense for both fiscal 2000 and 1999 was $8,000.

     Nonoperating Income (Expense). Nonoperating income (expense) for fiscal 2000 and 1999 was ($28,000) and $312,000, respectively. In 1999, the Company incurred debt conversion expense of $261,000 related to the issuance of Series B Preferred stock.

     Net Gain (Loss). The Company showed a net loss for fiscal 2000 of ($138,000) or ($0.03) per share on 5,021,018 weighted average shares outstanding compared to a net gain for fiscal 1999 of $593,000 or $0.15 per share on 3,905,990 weighted average shares outstanding. The decrease in income in 2000 was largely due to a fiscal year 1999 gain on settlement of liabilities of $961,000, which was reported as an extraordinary item in 1999.

     Management believes that the largest challenges that the Company will confront during 2001 are in its attempt to achieve increases in revenues and profitability during fiscal 2001. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives for fiscal 2001.


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

     None

PART  III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 43, has served as President, COO of the Company from November 1996. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd. (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of national sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     Russell Pohl, 75, has served as a director of the Company since February 1993 and served as President from September 1995 to November 1996. From November 1996 Mr. Pohl has served as CEO. Mr. Pohl served as Branch Chief and Chief of Data Services for the Earth Resources Observation Systems Data Center of the U.S. Department of the Interior from 1975 to May 1991. Mr. Pohl retired from that position in May 1991. Prior to his work with the Federal government, Mr. Pohl was Vice-President of Raven Industries, Inc. for some 16 years. Early in his career, he was a physicist for a Fortune 500 company.

     Gerard L. Kappenman, 56, served as President, Chief Executive Officer and a director of the Company from its incorporation in October 1989 until September 1995. He continues to serve as a director and Secretary. Mr. Kappenman is currently an instructor at Southeast Technical Institute. Prior to joining InterActive, Mr. Kappenman was a self-employed product and marketing consultant from March 1988 through September 1989. From February 1987 to March 1988, Mr. Kappenman was Senior Vice President, Product Marketing at Data Voice Solutions, a company engaged in the development and marketing of personal computer-based communications products.

     William J Hanson, 52, has served as a director of InterActive since its founding in October 1989. He was Chief Operating Officer of InterActive, Inc. from October 1992 to December 1993. Mr. Hanson is a founder of Old TPR, Inc. and TPR Group, Inc. who are shareholders of the Company. Mr. Hanson serves on the Board of Directors of several privately held companies including: Old TPR, Inc., TPR Group, Inc., Torrey Pines Research, Inc., a subsidiary of TPR Group, Inc., AcuPrint, Inc., San Diego Magnetics, Inc., Eagle Manufacturing and Technolgy, Inc., and Pronto, Inc. He is CEO of Torrey Pines Research and of San Diego Magnetics. Mr. Hanson holds several patents related to laser printing technology. Mr. Hanson's prior experience includes engineering and management positions at Datagraphix (a General Dynamics subsidiary) and Xerox Corporation. Mr. Hanson holds a BSME degree from the New Jersey Institute of Technology.


ITEM  10.     MANAGEMENT  REMUNERATION  AND  TRANSACTIONS

EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three fiscal years ended September 30, 2000 by the Company's Chief Executive Officer and the one other most highly compensated executive officer of the Company. There were no executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2000 fiscal year.

                                                  Other    Restricted
Name &                                            Annual      Stock                      All Other
Principal                                         Compen-     Awards   Options/   LTIP    Compen-
Position         Year    Salary ($)   Bonus ($)   sation ($)    ($)     SAR (#)  Payouts  sation
--------------  -------  -----------  ----------  ----------  --------  -------  -------  ------

Robert Stahl       2000                              11,520
President, COO     1999                               7,281        844
                   1998                              23,337

Russell Pohl       2000                               2,519     13,500
CEO                1999                                 938        131
Director           1998                               5,202        360



STOCK  OPTION  PLANS

     The Board of Directors and shareholders of the Company have adopted and approved two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), pursuant to which options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock (33,333 shares and 100,000 shares, respectively) can be granted to officers, directors and employees, and to consultants, vendors, customers and others expected to provide significant services to the Company. If an option granted under either the 1991 Plan or the 1992 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the applicable plan. Options may be granted under either plan which are intended to qualify as "incentive stock options" under Section 422A of the Code ("Incentive Stock Options") or, alternatively, as stock options which will not so qualify ("Nonstatutory Options"). The plans will terminate on June 17, 2001 and August 27, 2002, respectively, and no more options may be granted under either plan once it has been terminated.

     The Board or a committee designated by the Board is empowered to determine the terms and conditions of each option granted under either or both of the plans. However, the exercise price of an Incentive Stock Option cannot be less than the fair market value of the Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock), and the exercise price of a Non-Statutory Option can not be less than 85% of the fair market value of the Common Stock on the date of grant. No Incentive Stock
Option can have a term in excess of ten years (five years if granted to an employee owning 10% or more of the Common Stock), and no Incentive Stock Option can be granted to anyone other than a full-time employee of the Company. All of the options granted under the 1991 Plan vest over a 48 month period of continuous service to the Company from the date of grant, and all options granted under the 1992 plan vest over a 36 month period of continuous service.

     As of September 30, 2000, options to purchase 23,834 shares of Common Stock, at an exercise price of $0.25 to $0.32 per share had been granted to a total of three participants and are outstanding under the 1991 Plan, and options to purchase 60,000 shares of Common Stock, at an exercise price of $0.25 per share had been granted to a total of 5 participants and are outstanding under the 1992 Plan.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     The Company did not grant stock options or stock appreciation rights in fiscal 2000 to any of the executive officers of the Company named above.

     Aggregated  Option  Exercises  in  Fiscal  2000  and  Option  Values  as of
     ---------------------------------------------------------------------------
September 30, 2000
------------------

     No options were exercised in fiscal 2000 by any of the Company's executive officers. The value of unexercised options at September 30, 2000, for each of the executive officers of the Company identified in the Executive Compensation table above were as follows:

                                                       Number of          Value of
                                                      Unexercised        Unexercised
                                                    Options/SARs at      In-the-Money
                                                     9/30/2000 (#)      Options/SARs at
                  Shares                                                 9/30/2000 ($)
                Acquired on          Value          Exercisable (1) /   Exercisable (1) /
Name            Exercise (#)       Realized ($)     Unexercisable (2)   Unexercisable (2)
-----------------------------------------------------------------------------------------

Robert Stahl             0                  0              10,000/0                 N/A

Russell Pohl             0                  0              21,000/0                 N/A


     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for a share of the Company's Common Stock on September 30, 2000, as quoted on the OTC Counter Bulletin Board, which was $0.125. Since the exercise price of each of the options indicated in the table was greater than $0.125, no value has been ascribed to any of them.

COMPENSATION  OF  DIRECTORS

     Non-employee directors of InterActive Inc. receive a fee of $100 for each Board meeting attended and are reimbursed for travel expenses connected with a Board meeting. No additional fees are paid to directors for serving on committees. Directors who are not employees of the Company are eligible for the grant of non-statutory stock options under the Company's stock option plan. The Company has accrued these fees for fiscal year 2000.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2000 with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by (i) each person or group known by the Company to be the beneficial owner of shares of the Company's Common Stock and/or Preferred Stock entitled to cast more than 5% of the total number of votes entitled to be cast on all matters presented to the Company's shareholders for their approval, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table below, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, each person listed below has sole voting and investment power with respect to the shares beneficially owned by such person, subject to applicable community property laws, and the address of each such person is care of the Company, 204 North Main, Humboldt, South Dakota 57035.

                                                              Shares  Owned  Beneficially  (1)
                                              -----------------------------------------------------------------
                                                 Common and Series        Series A              SERIES B
                                                  B Preferred (2)       Preferred (3)         PREFERRED (3)
                                              ----------------------  ------------------  ---------------------
NAME                                            Number    % of Total  Number  % of Total   Number    % of Total
--------------------------------------------  ----------  ----------  ------  ----------  ---------  ----------
Gerard L. Kappenman(4)                           149,455         2.9   6,667         5.9          0           0
William J. Hanson(5)                          21,941,142        83.8  45,001        39.5  2,000,000         100
Russell Pohl(6)                                  412,969         8.0   4,168         3.7          0           0
Robert Stahl/CSS Ltd.(7)                         111,812         2.2       0           0          0           0
Old TPR, Inc.(8)                               1,980,255        32.0  50,002        43.9          0           0
TPR Group, Inc.(9)                            21,980,225        84.0  50,002        43.9  2,000,000         100
All directors and officers as a group (four
individuals) (4)(5)(6)(7)                     22,654,491        86.4  60,847        53.4  2,000,000         100
============================================  ==========  ==========  ======  ==========  =========  ==========

     (1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission, based on information furnished by each person listed. Beneficial ownership includes shares that each named shareholder has the right to acquire within sixty days of the Record Date. In calculating percentage ownership of shares entitled to vote, all shares which a named shareholder has the right to so acquire are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Listed persons may disclaim beneficial ownership of certain shares.

     (2) The holder of the Company's Series B Preferred Stock is entitled to cast ten votes for each share of Series B Preferred Stock owned of record as of the Record Date on each matter to be presented to the shareholders of the Company for their approval at the Meeting, voting together with the holders of the Company's Common Stock.

     (3) Owners of the Company's Series A Preferred Stock, which otherwise is non-voting, and Series B Preferred Stock are entitled to vote, in each case separately as a class, on the proposal to approve the Reincorporation.

     (4) Includes 6,667 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 18,000 shares of Common Stock issuable upon exercise of options.

     (5) Includes 70,067 shares of Common Stock owned of record by Mr. Hanson, 8,334 shares of Common Stock issuable upon conversion of Series A Preferred Stock owned of record by Mr. Hanson, and 18,000 shares of Common Stock issuable to Mr. Hanson upon exercise of outstanding stock options, 853,075 shares of Common Stock owned of record by Old TPR, Inc., a California corporation of which Mr. Hanson is a director, executive officer and principal shareholder, and a total of 1,036,667 shares of Common Stock issuable upon conversion of Series A Preferred Stock and exercise of stock purchase warrants held of record by Old TPR, Inc. Also includes the 2,000,000 shares of the Company's Series B Preferred Stock owned of record by TPR Group, Inc., a Delaware corporation of which Mr. Hanson is a director, executive officer and principal stockholder, which entitle TPR Group, Inc. to cast an aggregate of 20,000,000 votes on all matters to be presented to the shareholders of the Company for their approval. Does not include an additional 6,000,000 shares of Common Stock which would be issuable upon conversion of 600,000 shares of the Company's Series C Preferred Stock which may be issued to TPR Group, Inc. at a future date pursuant to the terms and conditions of the Term Sheet dated December 4, 1998. See "Certain relationships and related party transactions."

     (6) Includes 4,168 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 21,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.

     (7) Includes 10,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.

     (8) Includes 853,075 shares of Common Stock owned of record by Old TPR, Inc., 36,667 shares of Common Stock issuable upon conversion of Series A Preferred Stock owned of record by Old TPR, Inc., and 1,000,000 shares of Common Stock issuable upon exercise of stock purchase warrants held by Old TPR, Inc. Also includes a total of 96,401 of Common Stock owned of record, or issuable upon conversion of Series A Preferred Stock and exercise of stock options held by, Mr. Hanson, who may be deemed to be an "affiliate" of Old TPR, Inc. Also includes 23,366 shares of Common stock and 3,334 shares of Series A Preferred stock owned of record by J. Randolph Sanders, and 15,747 shares of Common stock and 4,168 shares of Series A Preferred stock owned of record by Richard Love, each of whom is an officer, director and principal shareholder and may, therefore, be deemed to be an "affiliate" of Old TPR.

     (9) Includes 2,000,000 shares of the Company's Series B Preferred Stock owned of record by TPR Group, Inc., which entitle TPR Group, Inc. to cast an aggregate of 20,000,000 votes on all matters to be presented to the shareholders of the Company for their approval. Also includes the total of 1,889,742 shares of Common Stock beneficially owned by Old TPR, Inc., which is under common control with TPR Group, Inc. as well as a total of 96,401 of Common Stock owned of record, or issuable upon conversion of Series A Preferred Stock and exercise of stock options held by, Mr. Hanson, who may be deemed to be an "affiliate" of TPR Group, Inc. Also includes 23,366 shares of Common stock and 3,334 shares of Series A Preferred stock owned of record by J. Randolph Sanders, and 15,747 shares of Common stock and 4,168 shares of Series A Preferred stock owned of record by Richard Love, each of whom is an officer, director and principal shareholder and may, therefore, be deemed to be an "affiliate" of TPR Group, Inc.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Mr. Pohl has served as CEO and director since November 1996. Mr. Pohl's compensation as CEO is commissions on a sliding scale based on volume of sales. In October 1998, the Board of Directors agreed to issue to Mr. Pohl 100,000 shares of the Company's restricted Common Stock each year for a period of two years. During fiscal 2000, Mr. Pohl was paid $2,019 in commissions and was issued 100,000 shares of Common Stock for his services as CEO. Additionally, the Company accrued $500 of Director's fees for Mr. Pohl.

     In November 1996, Mr. Stahl was appointed President, COO. In April 1997, Mr. Stahl's compensation was revised to a sliding commission based on volume of sales. During 2000, CSS Ltd. (a Company in which Mr. Stahl is a principal) was paid $11,520 in commissions for Mr. Stahl's services.

     The Company previously had a line of credit under which it owed $213,500 in principal amount to a bank. In May 1998, Mr. Stahl purchased the promissory note evidencing borrowings under the line of credit from the bank for $10,000. This note, which was secured by a lien on all of the Company's assets, was subsequently purchased from Mr. Stahl by TPR Group, Inc. for $10,000. As discussed below, this debt, which then totaled $289,440, including $75,940 of accrued interest, was subsequently surrendered for cancellation by TPR Group, Inc. in exchange, along with other consideration, for the issuance of 2,000,000 shares of the Company's Series B Preferred Stock.

     In December, 1998, the Company initiated an offer to its creditors, pursuant to which the Company proposed to issue shares of its Common Stock to settle accrued expenses, accounts payable, notes payable and long-term debt. In June 1999, the Company announced a "successful" consummation of this "Debt Restructuring," in that the holders of approximately $1,569,756 of the Company's previously outstanding debt had agreed to accept shares of the Company's common stock in exchange therefore. TPR Group, Inc. and its affiliated entities received 296,298 shares of the Company's Common Stock in exchange for $296,298 of unsecured debt. Mr. Hanson is a director, executive officer and principal shareholder of TPR Group, Inc. and each of its affiliated entities.

     In addition, in connection with the Debt Restructuring, TPR Group, Inc. Acquired 2,000,000 shares of the Company's Series B Preferred Stock in exchange for the surrender to the Company for cancellation of the $289,440 of secured debt that had been acquired by TPR Group, Inc. from Mr. Stahl, and the contribution to the capital of the Company of $35,324 in cash and a $4,000 note due TPR Group, Inc. from the Company. The Series B Preferred Stock has a liquidation preference of $.15 per share, is convertible into shares of the Company's Common Stock at the rate of 10 shares of Common Stock for each share of Series B Preferred Stock, and entitles the holder thereof to elect a majority of the directors of the Company, and to vote along with the holders of the Company's Common Stock holders on all other matters, with the right to cast one vote for each share of the Company's Common Stock into which the Series B Preferred Stock is then convertible.

     In August 1995, a $500,000 note payable that originally was issued by the Company to a bank was acquired by Old TPR, Inc. as a consequence of its guarantee of the Company's obligations thereunder. This note, which is due on demand, bears interest at a variable rate of interest (compounded at 13.6% as of September 30, 2000), and is secured by substantially all of the assets of the Company. In connection with the performance of this guarantee, Old TPR, Inc. received a warrant to purchase up to 1,000,000 shares of the Company's Common Stock at the price of $.50 per share. The warrant is exercisable for so long as the note remains outstanding, and for one full year thereafter. As of September 30, 2000, $912,094 of principal and accrued interest was due and payable under this note. In connection with the Debt Restructuring, TPR Group, Inc. agreed to exchange this secured debt for 600,000 shares of Series C Preferred Stock at a later date, provided that at least 18 months has expired since the Debt Restructuring, the Company has not become subject to certain additional obligations or liabilities, the Company's common stock has been publicly traded for at least the 180-day period immediately preceding the date on which the indebtedness is to be contributed, and the Company has publicly reported positive net income for at least two full quarters prior to the date on which the indebtedness is to be contributed. The Series C Preferred Stock, when issued, will have an initial liquidation preference of $1.00 per share and will be convertible at the option of the holder at the rate of 10 shares of the Company's common stock for each share of Series C Preferred Stock. The Series C Preferred Stock would be redeemable by the Company, in whole or in part, at a price of $1.00 per share upon request of the holder given at any time after expiration of one full year from the date the Series C Preferred Stock is issued. The Company also had at September 30, 2000 an additional indebtedness to TPR in the amount of $73,980 which was loaned to the Company to pay for operating expenses.

     In June of 1999, Robert Stahl purchased a debt from a contractor who held a mechanics lien on the Company's building in the amount of $11,625 for the sum of $5,000. This debt was subsequently purchased from Mr. Stahl by Mr. Hanson for $5,000. Additionally, the Company accrued $500 for Director's fees for Mr. Hanson.

     Since 1998, TPR Group, Inc. has engaged Mr. Kappenman to provide marketing and other consultation services to TPR Group, Inc. and its affiliates, including the Company, and has paid Mr. Kappenman consulting fees totaling approximately $30,000. The Company has also accrued $500 for Director's fees for Mr. Kappenman.


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

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  The following documents are filed as part of this report:

               1.   Financial  Statements                               Page No.
                    ---------------------                               --------

               Independent Auditor's Report                             F-1
               Balance  Sheets                                          F-2
               Statements  of  Operations                               F-3
               Statements of Stockholders' Deficit                      F-4
               Statements  of  Cash  Flows                              F-5
               Notes to Financial Statements                            F-6/13
               2.   Exhibits
                    --------

     Exhibit Number
     --------------
       3.1     Articles  of  Incorporation (incorporated by reference to Exhibit
               3.1 to Company's Registration Statement on Form SB-2 (File No. 33-60774-D), filed with the Commission on April 8, 1993 ("Registration Statement").
       3.2 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement).
     10.01 Sale of Assets Agreement dated as of November 2, 1993, between Powerhouse Computer Sales, Ltd. and the Company (Form 8-K dated November 2, 1993, file number 000-21898)
     10.02 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, dated January 20, 1994*
     10.03 Disbursement Request and Authorization, and Promissory Note payable to Western Bank, each dated November 2, 1993 (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.04 Agreement dated as of September 29, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)

     10.05 Sublease Agreement dated as of July 1, 1993, between the Company and Torrey Pines Research (Form 10-KSB dated December 27, 1993, file number 000-21898)
     10.06 Assignment of Lease dated November 2, 1993 between Powerhouse Computer Sales, Ltd. and the Company.*
     10.07 Employment Agreement dated as of October 1, 1993 between the Company and James R. Cink (Form 10-QSB dated February 8, 1994, file number 000-21898)
     10.08     Nations  Credit  Dealer  Agreement*
     10.09 "Term Sheet" between the Company and TPR outlining terms of "Offer to Creditors", previously filed in connection with Form 10KSB, filed January 10, 2000.
      27.1     Financial  Data  Schedule.

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

     Dated:  December 18, 2000             INTERACTIVE  INC.


                                           BY:  \s\  Robert  Stahl
                                              ----------------------------------
                                                Robert  Stahl
                                                President


                                           BY:  \s\  Gerard  L.  Kappenman
                                              ----------------------------------
                                                Gerard  L.  Kappenman
                                                Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                           TITLES                      DATE


\s\Robert  Stahl                    President                December 18, 2000
------------------------
Robert  Stahl


\s\Gerard L. Kappenman              Secretary                December 18, 2000
------------------------
Gerard  L.  Kappenman               Director


\s\William  J.  Hanson              Director                 December 18, 2000
------------------------
William  J.  Hanson


\s\Russell  A.  Pohl                Director                 December 18, 2000
------------------------
Russell  A.  Pohl

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
InterActive  Inc.
Humboldt,  South  Dakota

We have audited the accompanying balance sheets of InterActive Inc. as of September 30, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterActive Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                                  /s/  McGladrey & Pullen, LLP
                                                  ------------------------------
                                                  McGladrey & Pullen, LLP


Sioux  Falls,  South  Dakota
October  17,  2000


                                       F1

INTERACTIVE  INC.

BALANCE  SHEETS
SEPTEMBER  30,  2000  AND  1999

ASSETS (NOTE 4)                                                   2000          1999
------------------------------------------------------------  ------------  ------------
Current Assets
  Cash                                                        $     1,952   $       124
  Accounts receivable                                               1,280        11,300
  Inventories                                                      12,222        14,295
  Prepaid expenses and other assets                                   628           627
                                                              ------------  ------------
          TOTAL CURRENT ASSETS                                     16,082        26,346
                                                              ------------  ------------

Property and Equipment, at cost
  Land, buildings and improvements                                107,216       107,216
  Equipment                                                        11,019        10,277
                                                              ------------  ------------
                                                                  118,235       117,493
  Less accumulated depreciation                                    69,168        61,546
                                                              ------------  ------------
                                                                   49,067        55,947
                                                              ------------  ------------
          TOTAL ASSETS                                        $    65,149   $    82,293
                                                              ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------
Current Liabilities
  Notes payable, related party (Note 4)                       $   500,000   $   500,000
  Current maturities of long-term debt (Notes 3 and 4)             24,000        22,000
  Accounts payable (Note 3)                                        63,076       154,520
  Accounts payable, related parties (Note 3)                       97,605        14,625
  Accrued expenses (Note 3)                                        57,823        47,076
  Accrued expenses, related parties (Notes 3 and 4)               412,798       297,172
                                                              ------------  ------------
          TOTAL CURRENT LIABILITIES                             1,155,302     1,035,393
                                                              ------------  ------------

Long-Term Debt, less current maturities (Notes 3 and 4)            39,000        43,000
                                                              ------------  ------------

Contingencies (Notes 3 and 4)

Stockholders' Deficit (Notes 3 and 8)
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares;
    total liquidation preference of outstanding shares $172,069       114           114
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares;  issued and outstanding
    2,000,000 shares; total liquidation preference of
    outstanding shares $300,000                                     2,000         2,000
  Common stock, $.001 par value; authorized 10,000,000
    shares; 5,062,138 and 4,912,138 shares issued and
    outstanding at September 30, 2000 and 1999                      5,062         4,912
  Additional paid-in capital                                    8,044,567     8,040,217
  Accumulated deficit                                          (9,180,896)   (9,043,343)
                                                              ------------  ------------
          TOTAL STOCKHOLDERS' DEFICIT                          (1,129,153)     (996,100)
                                                              ------------  ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    65,149   $    82,293
                                                              ============  ============

See  Notes  to  Financial  Statements.


                                       F2

INTERACTIVE  INC.

STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999


                                                                     2000        1999
----------------------------------------------------------------  ----------  ----------

Net sales                                                         $  24,878   $  36,998
Cost of goods sold                                                    2,094       2,852
                                                                  ----------  ----------
          GROSS PROFIT                                               22,784      34,146
                                                                  ----------  ----------

Operating expenses:
  Selling                                                            30,316      34,180
  General and administrative                                        101,703      56,182
                                                                  ----------  ----------
                                                                    132,019      90,362
                                                                  ----------  ----------
          OPERATING (LOSS)                                         (109,235)    (56,216)
                                                                  ----------  ----------

Nonoperating income (expense):
  Write off of accounts payable                                      87,671      52,898
  Other income, net                                                   6,183       1,103
  Debt conversion expense (Note 3)                                        -    (260,560)
  Interest expense                                                 (122,172)   (105,684)
                                                                  ----------  ----------
                                                                    (28,318)   (312,243)
                                                                  ----------  ----------
          (LOSS) BEFORE INCOME TAXES                               (137,553)   (368,459)
Income tax expense (Note 5)                                               -           -
                                                                  ----------  ----------
          (LOSS) BEFORE EXTRAORDINARY INCOME                       (137,553)   (368,459)
Extraordinary income, gain on settlement of liabilities (Note 3)          -     961,462
                                                                  ----------  ----------
          NET INCOME (LOSS)                                       $(137,553)  $ 593,003
                                                                  ==========  ==========

Earnings (loss) per common share
  (Loss) before extraordinary income                              $   (0.03)  $   (0.10)
  Extraordinary income                                                    -        0.25
                                                                  ----------  ----------
          NET INCOME (LOSS)                                       $   (0.03)  $    0.15
                                                                  ==========  ==========

See  Notes  to  Financial  Statements.


                                       F3

INTERACTIVE  INC.

STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999


                                  Series A    Series B               Additional
                                 Preferred   Preferred     Common      Paid-In     Accumulated
                                   Stock       Stock        Stock      Capital       Deficit        Total
                                 ----------  ----------  -----------  ----------  -------------  ------------
Balance, September 30, 1998      $      114  $        -  $     3,215  $6,835,290  $ (9,636,346)  $(2,797,727)
  Net income                              -           -            -           -       593,003       593,003
  Issuance of common stock for:
   Satisfaction of Company
    liabilities (Note 3):
     Related parties,
      including
      shareholders                        -           -          582     574,580             -       575,162
     Others                               -           -        1,104      32,028             -        33,132
   Services (Note 6)                      -           -           11         319             -           330
  Issuance of Series B preferred
    stock for satisfaction of
    Company liabilities (Note 4)          -       2,000            -     598,000             -       600,000
                                 ----------  ----------  -----------  ----------  -------------  ------------
Balance, September 30, 1999             114       2,000        4,912   8,040,217    (9,043,343)     (996,100)
  Net (loss)                              -           -            -           -      (137,553)     (137,553)
  Issuance of common stock for:
   Satisfaction of Company
    liabilities (Note 3):
     Related parties,
      including
      shareholders                        -           -          100       2,900             -         3,000
     Others                               -           -           50       1,450             -         1,500
                                 ----------  ----------  -----------  ----------  -------------  ------------
Balance, September 30, 2000      $      114  $    2,000  $     5,062  $8,044,567  $ (9,180,896)  $(1,129,153)
                                 ==========  ==========  ===========  ==========  =============  ============

See  Notes  to  Financial  Statements.


                                       F4

INTERACTIVE  INC.

STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999


                                                          2000        1999
-----------------------------------------------------  ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                                    $(137,553)  $ 593,003
  Adjustments to reconcile net income (loss) to net
    cash (used in) operating activities:
    Depreciation                                           7,622       8,120
    Provision for doubtful accounts                          816           -
    Issuance of common stock for services                      -         330
    Gain on settlement of Company liabilities                  -    (961,462)
    Debt conversion expense settled by issuance of stock       -     260,560
    Changes in working capital components:
     (Increase) decrease in:
      Accounts receivable                                  9,204       2,551
      Inventories                                          2,073       2,348
      Prepaid expenses and other assets                       (1)        560
     Increase (decrease) in:
      Accounts payable                                   (88,621)    (49,947)
      Accrued expenses                                   126,373     108,719
                                                       ----------  ----------
          NET CASH (USED IN) OPERATING ACTIVITIES        (80,087)    (35,218)
                                                       ----------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment                        (742)          -
                                                       ----------  ----------
          NET CASH (USED IN) INVESTING ACTIVITIES           (742)          -
                                                       ----------  ----------


Cash Flows From Financing Activities
  Advances from related party                             84,657      35,324
  Principal payments on long-term borrowings              (2,000)     (1,000)
                                                       ----------  ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       82,657      34,324
                                                       ----------  ----------
          NET INCREASE (DECREASE) IN CASH                  1,828        (894)

Cash
  Beginning                                                  124       1,018
                                                       ----------  ----------
  Ending                                               $   1,952   $     124
                                                       ==========  ==========

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                           $      80   $     106
    Income taxes                                               -           -

See Notes to Financial Statements.


                                       F5

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

Inventories:  Inventories  are  stated at the lower of cost (first-in, first-out
-----------
method)  or  market.  The  composition  of  inventories  is  as  follows:

                                                    2000             1999
                                              ----------------  ----------------
Raw materials                                 $        11,742   $        12,780
Finished goods                                            480             1,515
                                              ----------------  ----------------
                                              $        12,222   $        14,295
                                              ================  ================

Property  and  equipment:  Depreciation of property and equipment is computed by
------------------------
the  straight-line  method  over  the  following  estimated  useful  lives:

                                                                        Years
                                                                      ----------
Buildings and improvements                                              7 - 15
Equipment                                                                5 - 7

Property and equipment is subject to a lien as a result of the Company's inability to pay for building improvements performed by a contractor. This liability has been assumed by a related party.


                                       F6

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings  (loss)  per share:  Earnings (loss) per share has been computed on the
---------------------------
basis of the weighted-average number of common shares outstanding during each period presented. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive to the loss before extraordinary income, are as follows: 20,000,000 shares of common stock issueable upon the conversion of Series B preferred stock in 2000 and 1999, 221,632 and 215,053 shares of common stock issueable upon the conversion of Series A preferred stock in 2000 and 1999, respectively, 83,834 shares of common stock issueable upon the exercise of options in 2000 and 1999 and 1,000,000 shares of common stock issueable upon the exercise of stock warrants in 2000 and 1999. All references to earnings (loss) per share in the financial statements are to basic earnings (loss) per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share for all per share amounts presented. The weighted average number of common shares outstanding was 5,021,018 and 3,905,990 as of September 30, 2000 and 1999, respectively.

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

NOTE  2.     CONTINUATION  OF  OPERATIONS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at September 30, 2000 and 1999. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.


                                       F7

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

In 2000, the Company issued 150,000 shares of common stock (of which 100,000 shares were issued to a related party, including shareholders) to settle certain accounts payable totaling $4,500. No gain was recognized on the settlement of these obligations.

Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured creditors.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

At September 30, 2000 and 1999, the Company has a $500,000 note payable to TPR that is due on demand. This note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.


                                       F8

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of September 30, 2000) and is secured by substantially all assets of the Company. Accrued interest payable in the accompanying balance sheets includes $412,094 and $297,118, respectively, at September 30, 2000 and 1999 of accrued interest due to TPR under the demand note discussed above. TPR has an agreement with the Company in which TPR would exchange the $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of a new series of preferred stock (not yet Board of Director authorized) if certain conditions in the agreement are satisfied. The proposed terms of the Series C preferred stock are that it will have an initial liquidation preference of $1.00 per share and will be convertible at the option of the holder at the rate of 10 shares of the Company's common stock for each share of Series C preferred stock. The Series C preferred stock will be redeemable by the Company, in whole or in part, at a price of $1.00 per share upon request of the holder given at any time after the expiration of one full year from the date the Series C stock is issued.

Long-term  debt  consists  of  the  following  at  September  30, 2000 and 1999:

                                                             2000     1999
                                                            -------  -------
0% Settlement payable, due in monthly installments of $167
  through March 2001, and monthly installments of $500
  thereafter through March 2008                             $43,000  $45,000
15% Note, due November 30, 1995, collateralized
  by substantially all assets of the Company                 20,000   20,000
                                                            -------  -------
                                                             63,000   65,000
Less current maturities                                      24,000   22,000
                                                            -------  -------
                                                            $39,000  $43,000
                                                            =======  =======

An accounts payable amount of $62,712 due as of September 30, 1997, was restructured through an agreed settlement in which interest in the amount of $16,509 was forgiven, with the balance converted to a long term settlement payable. If the Company fails to comply with the terms of the settlement, then the entire unpaid obligation under the settlement plus the abated interest of $16,509 will be due and payable immediately. Accordingly, the $16,509 is included in the accompanying balance sheets in accrued expenses as of September 30, 2000 and 1999.

Aggregate maturities on long term debt as September 30, 2000 are due in future years as follows: 2001 $24,000; 2002 $6,000; 2003 $6,000; 2004 $6,000; 2005
$6,000;  and  thereafter  $15,000.

It is not practicable to estimate the fair value of the notes payable and long-term debt obligations noted above due to the credit position of the Company and its inability to obtain financing from any lender other than related parties.


                                       F9

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  5.     INCOME  TAX  MATTERS

Net deferred tax assets consist of the following components as of September 30, 2000 and 1999:

                                  2000        1999
                               ----------  ----------
Deferred tax assets:
  Operating loss carryforward  $2,576,174  $2,534,437
  Inventory                       204,113     204,113
  Tax credit carryforward          15,269      15,269
  Property and equipment           11,138       9,744
  Accrued warranty                    340         340
                               ----------  ----------
                                2,807,034   2,763,903
  Less valuation allowance      2,807,034   2,763,903
                               ----------  ----------
                               $        -  $        -
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

At September 30, 2000, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,577,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2020.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax (loss) from continuing operations for the years ended September 30, 2000 and 1999 due to the following:

                                                          2000        1999
                                                        ---------  ----------
Computed "expected" tax (credits)                       $(48,144)  $(128,961)
Increase (decrease) in income taxes resulting from:
  Issuance of common stock to related parties
    for satisfaction of Company liabilities                    -     201,307
  Change in valuation allowance, excluding change
    related to extraordinary income of $326,897 in 1999   43,131     (70,279)
  Other, net                                               5,013      (2,067)
                                                        ---------  ----------
                                                        $      -   $       -
                                                        =========  ==========


                                       F10

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  6.     RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE

During 2000 and 1999, the Company incurred $13,539 and $20,180, respectively, for sales commissions to two officers of the Company. During 2000, the Company incurred $10,500 and $1,500 for services provided by the Company's chief executive officer and Directors, respectively. During 1999, an individual performed consulting and other services and was compensated with 11,000 shares of restricted common stock. As a result of the issuance of this stock, $11 was included in common stock, $319 was included in additional paid-in-capital, and $330 was included in expense in the accompanying financial statements.

NOTE  7.     STOCK  OPTIONS

The Company has two incentive stock option plans. A total of 133,333 options are available under the plans to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors and vest with the option holder over a 48 or 36 month period of continuous service with the Company. The option price is established by the Board of Directors, but at a price not less than fair market value for incentive stock options and a price not less than 85% of fair market value for nonstatutory stock options.

During the years ending September 30, 2000 and 1999, no options were granted, forfeited or exercised. Accordingly, at September 30, 2000 and 1999, 83,834 options were outstanding at a weighted average exercise price of $.26.

Fixed  options  outstanding  at  September  30,  2000 are summarized as follows:

                      Options Outstanding      Options Exercisable
                   ------------------------------------------------
                                               Remaining
                      Number       Number     Contractual  Exercise
                   Outstanding  Exercisable      Life       Price
                   -----------  -----------  ------------  --------
                        3,000         3,000      3 years   $   0.25
                       21,000        21,000      4 years       0.25
                        5,334         5,334      5 years       0.25
                        4,000         4,000      5 years       0.25
                       36,000        36,000      5 years       0.25
                       14,500        14,500      6 years       0.32
                   -----------  -----------
                       83,834        83,834
                   ===========  ===========


                                       F11

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

NOTE  9.     MAJOR  CUSTOMERS

A major customer is defined as a customer to whom sales greater than 10% were made during the period. Sales to two customers amounted to $10,075 and $6,656, respectively, and comprised 67% of the net sales for the year ended September 30, 2000. Sales to three customers amounted to $9,095, $7,200 and $6,080 respectively, and comprised 60% of the net sales for the year ended September 30, 1999.

NOTE  10.     PROPOSED  REORGANIZATION

The Company has an outstanding proposal for a reorganization in which the Company's state of incorporation would be changed from South Dakota to Delaware. The reincorporation would be accomplished by merging the Company into a wholly-owned Delaware subsidiary ("InterActive Delaware") newly formed for this purpose. As a consequence of the reincorporation, among other things, all of the previously outstanding shares of the Company's common stock would be automatically converted on a one-for-one basis into shares of the common stock of InterActive Delaware, and each share of the Company's series A preferred stock would be converted automatically into one share of the common stock of InterActive Delaware. In addition, all outstanding options and warrants to purchase shares of the Company's common stock would be converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Delaware, at the same price per share and on the same terms and conditions. The Company's outstanding series B preferred stock would also be converted automatically as a consequence of the reincorporation into an equal number of shares of the series A preferred stock of InterActive Delaware having the same rights, preferences, privileges and restrictions as the Company's outstanding series B preferred stock currently has. The proposed reincorporation would be accomplished pursuant to the terms and conditions of an Agreement and Plan of Reincorporation (the "Plan of Reincorporation") to be entered into between the Company and InterActive Delaware.


                                       F12

INTERACTIVE  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  11.     SUPPLEMENTAL  CASH  FLOW  INFORMATION


                                                                 2000     1999
                                                                ------  --------
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Issuance of common stock for satisfaction of liabilities:
      Accounts payable - related parties                        $3,000  $303,450
      Accounts payable                                           1,500   882,435
      Accrued expenses, other than interest - related parties        -    32,516
      Notes payable and long-term debt - related parties             -    41,000
      Notes payable and long-term debt                               -   245,435
      Accrued interest on notes payable and long-term debt           -    64,920

    Issuance of Series B preferred stock for satisfaction
      of Company liabilities:
        Notes payable and long-term debt - related parties           -   252,824
        Accrued interest on notes payable and long-term
          debt - related parties                                     -    75,940


                                       F13