Form 10QSB
period 2000-12-31
INTERACTIVE INC
filed 2001-02-20
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarterly  period  ended:  December  31,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  transition  period  from _____________ to _____________

                       Commission file number:  000-21898

                                INTERACTIVE INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          South  Dakota                                46-0408024
    ---------------------------------             --------------------
    (state  or  other  jurisdiction               (IRS Employer ID No)
    of incorporation or organization)

               204  N.  Main,  Humboldt,  SD  57035
    ---------------------------------------------------------------------------
                      (Address of principal executive offices)

               (605)  363-5117
    ---------------------------------------------------------------------------
                             Issuer's telephone number

               N/A
    ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements  for the past 90 days.  Yes .X .   No...

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes...  No ...

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,162,138 shares at February 13, 2001
                                           -------------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes     No  X
                                                                  ---    ---

                                INTERACTIVE INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)

                                                                         Page(s)
                                                                         -------

  Balance Sheets - December 31, 2000 and September 30, 2000                    3

  Statements of Operations - Three Months Ended December 31, 2000 and 1999     4

  Statement of Stockholders' Deficit- Three Months Ended December 31, 2000     5

  Statements of Cash Flows - Three Months Ended December 31, 2000 and 1999     6

  Notes to Financial Statements                                              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9-10


                                PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                      10

                                      INTERACTIVE INC.

                                       BALANCE SHEETS


ASSETS                                                            12/31/2000    9/30/2000
                                                                  Unaudited
                                                                 ------------  ------------
Current Assets
  Cash                                                           $       256   $     1,952
  Accounts receivable                                                  2,240         1,280
  Inventories                                                         12,042        12,222
  Prepaid expenses and other assets                                      428           628
                                                                 ------------  ------------
                    Total current assets                              14,966        16,082
                                                                 ------------  ------------

Property and Equipment, at cost
  Land, building and improvements                                    107,216       107,216
  Equipment                                                           11,019        11,019
                                                                 ------------  ------------
                                                                     118,235       118,235
  Less accumulated depreciation                                       71,509        69,168
                                                                 ------------  ------------
                                                                      46,726        49,067
                                                                 ------------  ------------
                    Total assets                                 $    61,692   $    65,149
                                                                 ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                   $   500,000   $   500,000
  Current maturities of long-term debt                                25,000        24,000
  Accounts payable                                                    50,749        63,076
  Accounts payable, related parties                                  104,794        97,605
  Accrued expenses                                                    59,799        57,823
  Accrued expenses, related parties                                  443,341       412,798
                                                                 ------------  ------------
                  Total current liabilities                        1,183,683     1,155,302
                                                                 ------------  ------------

  Long-Term Debt, less current maturities                             37,500        39,000
                                                                 ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding 113,901 shares:             114           114
    total liquidation preference of outstanding shares $172,069
  Series B preferred stock, $.001 par value; authorized
    2,000,000 shares; issued and oustanding 2,000,000 shares;          2,000         2,000
    total liquidation preference of outstanding shares $300,000
  Common stock, $.001 par value; authorized 10,000,000 shares;
    5,162,138 and 5,062,138 issued and outstanding                     5,162         5,062
    at December 31, 2000 and September 30, 2000
  Additional paid-in capital                                       8,054,967     8,044,567
  Accumulated deficit                                             (9,221,734)   (9,180,896)
                                                                 ------------  ------------
                    Total stockholders' deficit                   (1,159,491)   (1,129,153)
                                                                 ------------  ------------
                    Total liabilities and stockholders' deficit  $    61,692   $    65,149
                                                                 ============  ============

See Notes to Financial Statements.

                                INTERACTIVE INC.

                            STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                  2000       1999
                                                ---------  ---------

Net sales                                       $  5,200   $  5,015
Cost of goods sold                                   180        264
                                                ---------  ---------
            Gross profit                           5,020      4,751
                                                ---------  ---------

Operating expenses
    Selling                                        4,938     13,714
    General and administrative                    35,437     23,952
                                                ---------  ---------
                                                  40,375     37,666
                                                ---------  ---------
            Operating (loss)                     (35,355)   (32,915)
                                                ---------  ---------

Nonoperating income (expense):
    Write off of accounts payable                 27,247          0
    Interest expense                             (33,198)   (28,784)
    Other income, net                                468        986
                                                ---------  ---------
(Loss) before income taxes                        (5,483)   (27,798)
    Income tax expense                                 0          0
                                                ---------  ---------
            Net (loss)                          $(40,838)  $(60,713)
                                                =========  =========

Loss per common share                           $  (0.01)  $  (0.01)
                                                =========  =========

See Notes to Financial Statements

                                               INTERACTIVE INC.

                                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                     Three months ended December 31, 2000
                                                 (Unaudited)



                                     Series A    Series B            Additional
                                    Preferred   Preferred   Common     Paid-in     Accumulated
                                      Stock       Stock      Stock     Capital       Deficit        Total
                                    ----------  ----------  -------  -----------  -------------  ------------
Balance, September 30, 2000         $      114  $    2,000  $ 5,062  $ 8,044,567  $ (9,180,896)  $(1,129,153)

  Issuance of common stock for
  satisfaction of accounts payable                              100       10,400                      10,500

  Net loss                                                                             (40,838)      (40,838)

                                    ----------  ----------  -------  -----------  -------------  ------------
Balance, December 31, 2000          $      114  $    2,000  $ 5,162  $ 8,054,967  $ (9,221,734)  $(1,159,491)
                                    ==========  ==========  =======  ===========  =============  ============

See  Notes  to  Financial  Statements.

                                            INTERACTIVE INC.

                                        STATEMENTS OF CASH FLOWS
                              Three Months Ended December 31, 2000 and 1999
                                               (Unaudited)
                                                                                       2000     0 1999
                                                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                        $(40,838)  $(60,713)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation                                                                       2,341      2,056
    Issuance of common stock for services                                                  0      3,000

    Changes in working capital components:
      (Increase) decrease in receivables                                                (960)    10,241
      Decrease in inventories                                                            180        244
      Decrease (increase) in prepaid expenses and other assets                           200        (64)
      Increase (decrease) in accounts payable                                        (12,327)       813
      Increase in accrued expenses                                                    32,519     29,114
                                                                                    ---------  ---------
        Net cash (used in) operating activities                                      (18,885)   (15,309)
                                                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                       0       (742)
                                                                                    ---------  ---------
        Net cash investing activities                                                      0       (742)
                                                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                                         17,689     16,553
  Principal payments on long term debt                                                  (500)      (500)
                                                                                    ---------  ---------
        Net cash provided by (used in) financing activities                           17,189     16,053
                                                                                    ---------  ---------

          Net increase (decrease) in cash                                             (1,696)         2

CASH
Beginning                                                                              1,952        124
                                                                                    ---------  ---------

Ending                                                                              $    256   $    126
                                                                                    =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                                                        $      0   $    272
  Cash payments for income tax                                                             0          0


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
   Issuance of common stock for satisfaction of accounts payable                    $ 10,500   $      0

See  Notes  to  Financial  Statements.

                                INTERACTIVE INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results expected for the entire year.

NOTE  2.     INCOME  TAXES

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2000, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,618,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2020. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the three months ended December 31, 2000 and 1999. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, at December 31, 2000 and 1999, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 226,010 and 219,442 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic
(loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the three months ended December 31, 2000 and 1999 are 5,144,747 and 4,931,493 respectively.

NOTE  4.     NOTES  PAYABLE

At December 31, 2000, the Company has a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note. The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of December 31, 2000).

NOTE  5.     OTHER  STOCK  MATTERS

At December 31, 2000, shares of two series of the Company's authorized preferred stock were issued and were outstanding, Series A preferred stock and series B preferred stock.

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

Series  B  preferred  stock:  The  series  B  preferred  stock has a liquidation
---------------------------
preference before common stock of $.15 per share. Such stock is entitled to vote, casting one vote for each share into which it is convertible. The stock is convertible into common stock on a ten to one share basis with a provision for this conversion ratio to be adjusted if certain events occur.

See Note 6 below for a description of the effect of the Reincorporation of the Company on these preferred shares.

NOTE  6.     SUBSEQUENT  EVENT.

On January 19, 2001, the Company's shareholders approved a proposal to change the Company's state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging the Company into a wholly-owned Delaware subsidiary, InterActive Group, Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of the Company's common stock were automatically converted on a one-for-one basis into shares of the common stock of InterActive Delaware, and each share of the Company's series A preferred stock was converted automatically into one share of the common stock of InterActive Delaware. In addition, all outstanding options and warrants to purchase shares of the Company's common stock were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Delaware, at the same price per share and on the same terms and conditions. The Company's outstanding series B preferred stock was also converted automatically as a consequence of the Reincorporation into an equal number of shares of the series A preferred stock of InterActive Delaware having the same rights, preferences, privileges and restrictions as the Company's outstanding series B preferred stock currently has.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales for the three months ended December 31, 2000 and 1999 were $5,000.

     Gross Profit. The gross margins for the three months ended December 31, 2000 and 1999, were approximately 97% and 95%, respectively.

     Selling expenses. Selling expenses for the three months ended December 31, 2000 and 1999 were $5,000 and $14,000, respectively. The decrease in selling expenses was primarily due to decreased emphasis on sales of the Company's SoundXchange products during the period.

     General and administrative. General and administrative expenses for the three months ended December 31, 2000 and 1999 were $35,000 and $24,000, respectively. The increase was primarily due to the Company's decision to reincorporate in Delaware and associated costs.

     Depreciation. Depreciation expense for the three months ended December 31, 2000 and 1999 was $2,000.

     Nonoperating (expense). Nonoperating (expense) for the three months ended December 31, 2000 and 1999 was ($5,000) and ($28,000) respectively. The decrease in nonoperating expense is mainly due to a write off of certain accounts payable.

     Net Loss. The Company suffered a net loss for the three months ended December 31, 2000 of $41,000 or $0.01 per share on 5,144,747 weighted average shares outstanding compared to a net loss for the three months ended December 31, 1999 of $61,000 or $0.01 per share on 4,931,493 weighted average shares outstanding.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at December 31, 2000. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

     Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several judgments against it and several more threatened as a result of its inability to pay its obligations to its unsecured creditors.

     Management believes that the largest challenges that the Company will confront are in its attempt to achieve increases in revenues and profitability in the future. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

                          PART II     OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     At December 31, 2000, the Company had outstanding a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company subordinated to certain senior secured debt. The note bears interest at the rate of 15% and has accrued interest of $33,332 at December 31,2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 12, 2001                 INTERACTIVE  INC.


                              /s/  Robert  Stahl
                              ------------------
                              Robert  Stahl
                              President

                              /s/  Gerard  L.  Kappenman
                              --------------------------
                              Gerard  L.  Kappenman
                               Secretary