Form 10QSB
period 2001-03-31
INTERACTIVE INC
filed 2001-05-15
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarterly  period  ended:  March  31,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________ to _____________

                       Commission file number:  000-21898


                             INTERACTIVE GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
              Delaware                                       46-0408024
              --------                                       ----------
   (state or other jurisdiction                         (IRS Employer ID No)
  of incorporation or organization)
                         204 N. Main, Humboldt, SD 57035
                         -------------------------------
                    (Address of principal executive offices)
                                 (605) 363-5117
                                 --------------
                            Issuer's telephone number
                                INTERACTIVE INC.
                                ----------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,276,039 shares at May 11, 2001
                                                --------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes        No   X
                                                                   ---       ---

                                 INTERACTIVE GROUP, INC.
                                    TABLE OF CONTENTS

                              PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)


                                                                                 Page(s)
                                                                                 -------

  Balance Sheets - March 31, 2001 and September 30, 2000                             3

  Statements of Operations - Six and Three Months Ended March 31, 2001 and 2000      4

  Statement of Stockholders' Deficit - Six Months Ended March 31, 2001               5

  Statements of Cash Flows - Six Months Ended March 31, 2001 and 2000                6

  Notes to Financial Statements                                                     7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                            10-11


                                 PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                     11-12

Item 3.  Defaults Upon Senior Securities                                             12

                                            INTERACTIVE GROUP, INC.
                                                 BALANCE SHEETS


                                                                            3/31/2001     9/30/2000
ASSETS                                                                      Unaudited
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $       242   $     1,952
  Accounts receivable                                                                0         1,280
  Inventories                                                                   12,036        12,222
  Prepaid expenses and other assets                                              1,057           628
  Land, building and improvements held for sale                                 44,952             0
                                                                           ------------  ------------
           Total current assets                                                 58,287        16,082
                                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements, less accumulated depreciation of
    $58,744 at September 30, 2000                                                    0        48,472
  Equipment, less accumulated depreciation of $11,019 and $10,424
    at March 31, 2001 and September 30, 2000                                         0           595
                                                                           ------------  ------------
                                                                                     0        49,067
                                                                           ------------  ------------
           Total assets                                                    $    58,287   $    65,149
                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                             $   500,000   $   500,000
  Current maturities of long-term debt                                          26,000        24,000
  Accounts payable                                                              30,325        63,076
  Accounts payable, related parties                                            138,146        97,605
  Accrued expenses                                                              63,037        57,823
  Accrued expenses, related parties                                            475,659       412,798
                                                                           ------------  ------------
           Total current liabilities                                         1,233,167     1,155,302
                                                                           ------------  ------------

  Long-term Debt, less current maturities                                       36,000        39,000
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, 2,000,000 and 113,901 shares issued at
    March 31, 2001 and September 30, 2000, liquidation preference of
    outstanding shares at March 31, 2001 of $300,000                             2,000           114
  Series B preferred stock, 2,000,000 shares issued at September 30, 2000            0         2,000
  Common stock, 5,276,039 and 5,062,138 shares issued at March 31, 2001
    and September 30, 2000                                                       5,276         5,062
  Additional paid-in capital                                                 8,054,967     8,044,567
  Accumulated deficit                                                       (9,273,123)   (9,180,896)
                                                                           ------------  ------------
           Total stockholders' deficit                                      (1,210,880)   (1,129,153)
                                                                           ------------  ------------
           Total liabilities and stockholders' deficit                     $    58,287   $    65,149
                                                                           ============  ============


See  Notes  to  Financial  Statements.

                             INTERACTIVE GROUP, INC.
                            STATEMENTS OF OPERATIONS
               Six and Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                       Six months           Three months
                                     ended March 31,       ended March 31,
                                    2001        2000       2001       2000
                                  ---------  ----------  ---------  ---------
Net sales                         $  5,295   $  11,615   $     95   $  6,600
Cost of goods sold                     186         510          6        246
                                  ---------  ----------  ---------  ---------
            Gross profit             5,109      11,105         89      6,354
                                  ---------  ----------  ---------  ---------

Operating expenses
    Selling                         13,237      25,914      8,299     12,200
    General and administrative      52,756      43,603     17,319     19,651
                                  ---------  ----------  ---------  ---------
                                    65,993      69,517     25,618     31,851
                                  ---------  ----------  ---------  ---------
            Operating (loss)       (60,884)    (58,412)   (25,529)   (25,497)
                                  ---------  ----------  ---------  ---------

Nonoperating income (expense):
  Write off of accounts payable     34,658           0      7,411          0
  Interest expense                 (67,541)    (58,013)   (34,343)   (29,229)
  Other income, net                  1,540       1,620      1,072        634
                                  ---------  ----------  ---------  ---------
                                   (31,343)    (56,393)   (25,860)   (28,595)
                                  ---------  ----------  ---------  ---------
(Loss) before income taxes         (92,227)   (114,805)   (51,389)   (54,092)
                                  ---------  ----------  ---------  ---------
  Income tax expense (benefit)           0           0          0          0
                                  ---------  ----------  ---------  ---------
           Net (loss)             $(92,227)  $(114,805)  $(51,389)  $(54,092)
                                  =========  ==========  =========  =========

Loss per common share             $  (0.02)  $   (0.02)  $  (0.01)  $  (0.01)
                                  =========  ==========  =========  =========


See  Notes  to  Financial  Statements.

                                                INTERACTIVE GROUP, INC.
                                           STATEMENT OF STOCKHOLDERS' DEFICIT
                                            Six months ended March 31, 2001
                                                      (Unaudited)


                                        Series A     Series B
                                        Preferred    Preferred   Common      Additional      Accumulated
                                          Stock        Stock      Stock   Paid-in Capital      Deficit        Total
                                       -----------  -----------  -------  ----------------  -------------  ------------
Balance, September 30, 2000            $      114   $    2,000   $ 5,062  $      8,044,567  $ (9,180,896)  $(1,129,153)

  Issuance of common stock for
    satisfaction of accounts payable            0            0       100            10,400             0        10,500

  Conversion of Series A Preferred
    stock to common stock                    (114)           0       114                 0             0             0

  Conversion of Series B Preferred
    stock to Series A Preferred stock       2,000       (2,000)        0                 0             0             0

  Net loss                                      0            0         0                 0       (92,227)      (92,227)

                                       -----------  -----------  -------  ----------------  -------------  ------------
alance, March 31, 2001                 $    2,000   $        0   $ 5,276  $      8,054,967  $ (9,273,123)  $(1,210,880)
                                       ===========  ===========  =======  ================  =============  ============


See  Notes  to  Financial  Statements.

                                            INTERACTIVE GROUP, INC.
                                            STATEMENTS OF CASH FLOWS
                                    Six Months Ended March 31, 2001 and 2000
                                                  (Unaudited)


                                                                        2001           2000
                                                                      ---------  --------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                      $(92,227)  $    (114,805)
      Adjustments to reconcile net (loss) to net cash
        provided by (used in) operating activities:
        Depreciation                                                     4,115           4,123
        Change in assets and liabilities:
          Decrease in accounts receivable                                1,280           9,760
          Decrease in inventories                                          186             489
          (Increase) in prepaid expenses and other assets                 (429)           (125)
          Increase (decrease) in accounts payable                      (32,751)         44,082
          Increase in accrued expenses                                  68,075          58,854
                                                                      ---------  --------------
            Net cash provided by (used in) operating activities        (51,751)          2,378
                                                                      ---------  --------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                    0            (742)
                                                                      ---------  --------------
            Net cash (used in) investing activities                          0            (742)
                                                                      ---------  --------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related party                                       51,041               0
      Principal payments on long-term debt                              (1,000)         (1,000)
                                                                      ---------  --------------
            Net cash provided by (used in) financing activities         50,041          (1,000)
                                                                      ---------  --------------

              Net increase (decrease) in cash                           (1,710)            636

    CASH
    Beginning                                                            1,952             124
                                                                      ---------  --------------

    Ending                                                            $    242   $         760
                                                                      =========  ==============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for interest                                      $      0   $          80
                                                                      =========  ==============

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Issuance of common stock for satisfaction of accounts payable   $ 10,500   $       4,500
                                                                      =========  ==============


          See  Notes  to  Financial  Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended March 31, 2001, are not necessarily indicative of the results expected for the entire year.

NOTE  2.     LAND,  BUILDING  AND  IMPROVEMENTS

As of March 31, 2001, land, building and improvements were reclassified to a current asset to be held for sale in accordance with management's plans to sell its building facility. Accordingly, the accounting policy for such property has been changed from being carried at cost, less accumulated depreciation, to being carried at the lower of its depreciated cost or fair value less estimated cost to sell, and the recording of depreciation has ceased as of March 31, 2001.

NOTE  3.     INCOME  TAXES

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

At March 31, 2001, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,669,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2021. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  4.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the six and three months ended March 31, 2001 and 2000. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 2001, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 2000, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 221,620 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic
(loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the six and three months ended March 31, 2001 are 5,198,407 and 5,253,259 respectively and for the six and three months ended March 31, 2000 are 4,980,345 and 5,048,551 respectively.

NOTE  5.     NOTES  PAYABLE

At March 31, 2001 and September 30, 2000, the Company had a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

NOTE  6.     CAPITAL  STOCK  AND  REINCORPORATION

     On January 19, 2001, the Company's shareholders approved a proposal to change the Company's state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging the Company into a wholly-owned Delaware subsidiary, InterActive Group, Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of the Company's common stock (5,162,138 total shares) were automatically converted on a one-for-one basis into shares of the common stock of InterActive Group, Inc., and each share of the Company's series A preferred stock (113,901 total shares) was converted automatically into one share of the common stock of InterActive Group, Inc. In addition, all outstanding options and warrants to purchase shares of the Company's common stock (83,834 shares issuable upon the exercise of options and 1,000,000 shares issuable upon the exercise of stock warrants) were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Group, Inc., at the same price per share and on the same terms and conditions. The Company's outstanding series B preferred stock was also converted automatically as a consequence of the Reincorporation into an equal number of shares of series A preferred stock (2,000,000 total shares) of InterActive Group, Inc. having the same rights, preferences, privileges and restrictions as the Company's outstanding series B preferred stock formerly had.


Capital stock consists of the following at March 31, 2001:
Series A convertible preferred stock, voting, $.001 par value, authorized
  2,000,000 shares; issued and outstanding 2,000,000 shares                $2,000
Common stock, voting,  $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 5,276,039 shares                                   5,276


Capital stock consisted of the following at September 30, 2000:

Series A preferred stock, voting, $.001 par value; authorized 5,000,000
  shares; issued and outstanding 113,901 shares                            $  114
Series B preferred stock, voting, $.001 par value; authorized 2,000,000
  shares; issued and outstanding 2,000,000 shares                           2,000
Common stock, voting,  $.001 par value, authorized 10,000,000 shares ;
  issued and outstanding 5,062,138 shares                                   5,062


     The authorized capital stock of InterActive Group, Inc. consists of 50,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred Stock, $.001 par value. The Board of Directors of InterActive Group, Inc. is authorized, subject to the limitations prescribed by law and the provisions of its certificate of incorporation, to provide for the issuance of preferred stock in series and to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations and restrictions thereof.

     In addition, the Board of Directors of InterActive Group, Inc. has authorized the creation of one series of preferred stock to be designated as "Series A Convertible Preferred Stock." As a part of the Reincorporation, 2,000,000 shares of Series A convertible preferred stock were outstanding as of March 31, 2001 and are convertible into 20,000,000 shares of common stock, with such conversion rate subject to adjustment from time to time in accordance with the "Certificate of Determination of Series A Convertible Preferred Stock of InterActive Group, Inc." In addition, 600,000 shares of Series B Preferred Stock of InterActive Group, Inc. have been reserved for future issuance to TPR in connection with an agreement with TPR (agreement continued in full force and effect from InterActive Inc.) in which TPR would exchange $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of preferred stock if certain conditions in the agreement are satisfied.

     In addition to stock options previously granted by the Company, the Board of Directors of InterActive Group, Inc. has adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the common stock of InterActive Group, Inc. may be granted. No options had been granted pursuant to this plan as of March 31, 2001.

NOTE  7.     MANAGEMENT'S  PLANS

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS  OF  OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales were $95 and $5,295 for the three and six months ended March 31, 2001 compared to $6,600 and $11,615 for the three and six month period ended March 31, 2000. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. Gross profit decreased 99% to $89 for the three months ended March 31, 2001 from $6,354 for the three months ended March 31, 2000. Gross profit decreased 54% to $5,109 from $11,105 for the six months ended March 31, 2000.

     Selling expenses. Selling expenses decreased to $8,299 for the three months ended March 31, 2001 from $12,200 for the three months ended March 31, 2000. Selling expenses decreased to $13,237 for the six months ended March 31, 2001 from $25,914 for the six months ended March 31, 2000. The decrease in selling expenses was primarily due to decreased emphasis on sales of the Company's SoundXchange products during the period.

     General  and  administrative.  General  and  administrative  expenses  were
$17,319  and  $52,756  for  the  three  and  six months ended March 31, 2001 and
$19,651 and $43,603 for the three and six months ended March 31, 2000. The increase from the previous year is primarily due to expenses associated with the Company's Reincorporation in Delaware.

     Depreciation. Depreciation expense for the three months ended March 31, 2001 and 2000 was $1,774 and $2,066, respectively. Depreciation expense for the six months ended March 31, 2001 and 2000 was $4,115 and $4,123, respectively.

     Nonoperating (expense). Nonoperating (expense) for the three months ended March 31, 2001 and March 31, 2000 was ($25,860) and ($28,595), respectively.
Nonoperating (expense) for the six months ended March 31, 2001 and 2000 was ($31,343) and ($56,393), respectively. The decrease in nonoperating expense is mainly due to a write off of certain accounts payable.

     Net Loss. Net loss for the three months ended March 31, 2001 was $51,389 or ($0.01) per share compared to a net loss for the three months ended March 31, 2000 of $54,092 or ($0.01) per share. Net loss for the six months ended March 31, 2001 was $92,227 or ($0.02) per share compared to a net loss for the six months ended March 31, 2000 of $114,805 or ($0.02) per share. The decrease in losses was due largely to a write off of certain accounts payable which is included in non-operating income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

     Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several judgments against it and several more were threatened as a result of its inability to pay its obligations to its unsecured creditors.

     The Company is committed to a plan to sell its building facility if a reasonable offer were to be made by an outside party. To date, no such offer has been tendered.

     Management believes that the largest challenges that the Company will confront are in its attempt to achieve increases in revenues and profitability in the future. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.


                         PART II.     OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     On January 19, 2001, the Company's shareholders approved a proposal to change the Company's state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging the Company into a wholly-owned Delaware subsidiary, InterActive Group, Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of the Company's common stock (5,162,138 total shares) were automatically converted on a one-for-one basis into shares of the common stock of InterActive Group, Inc., and each share of the Company's series A preferred stock (113,901 total shares) was converted automatically into one share of the common stock of InterActive Group, Inc. In addition, all outstanding options and warrants to purchase shares of the Company's common stock (83,834 shares issuable upon the exercise of options and 1,000,000 shares issuable upon the exercise of stock warrants) were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Group, Inc., at the same price per share and on the same terms and conditions. The Company's outstanding series B preferred stock was also converted automatically as a consequence of the Reincorporation into an equal number of shares of series A preferred stock (2,000,000 total shares) of InterActive Group, Inc. having the same rights, preferences, privileges and restrictions as the Company's outstanding series B preferred stock formerly had.

Capital stock consists of the following at March 31, 2001:
Series A convertible preferred stock, voting, $.001 par value, authorized
  2,000,000 shares; issued and outstanding 2,000,000 shares                $2,000
Common stock, voting,  $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 5,276,039 shares                                   5,276

Capital stock consisted of the following at September 30, 2000:

Series A preferred stock, voting, $.001 par value; authorized 5,000,000
  shares; issued and outstanding 113,901 shares                            $  114
Series B preferred stock, voting, $.001 par value; authorized 2,000,000
  shares; issued and outstanding 2,000,000 shares                           2,000
Common stock, voting,  $.001 par value, authorized 10,000,000 shares;
  issued and outstanding 5,062,138 shares                                   5,062



     The authorized capital stock of InterActive Group, Inc. consists of 50,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred Stock, $.001 par value. The Board of Directors of InterActive Group, Inc. is authorized, subject to the limitations prescribed by law and the provisions of its certificate of incorporation, to provide for the issuance of preferred stock in series and to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations and restrictions thereof.

     In addition, the Board of Directors of InterActive Group, Inc. has authorized the creation of one series of preferred stock to be designated as "Series A Convertible Preferred Stock." As a part of the Reincorporation, 2,000,000 shares of Series A convertible preferred stock were outstanding as of March 31, 2001 and are convertible into 20,000,000 shares of common stock, with such conversion rate subject to adjustment from time to time in accordance with the "Certificate of Determination of Series A Convertible Preferred Stock of InterActive Group, Inc." In addition, 600,000 shares of Series B Preferred Stock of InterActive Group, Inc. have been reserved for future issuance to TPR in connection with an agreement with TPR (agreement continued in full force and effect from InterActive Inc.) in which TPR would exchange $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of preferred stock if certain conditions in the agreement are satisfied.

     In addition to stock options previously granted by the Company, the Board of Directors of InterActive Group, Inc. has adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the common stock of InterActive Group, Inc. may be granted. No options had been granted pursuant to this plan as of March 31, 2001.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company has at March 31, 2001 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company. The note is subordinated to certain other senior secured notes. The note bears interest at the rate of 15% and has accrued interest of $35,367 at March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  May 11, 2001               INTERACTIVE  INC.


                                        /s/  Robert  Stahl
                                        ------------------
                                        Robert  Stahl
                                        President  and  Secretary