Form 10QSB
period 2001-06-30
INTERACTIVE INC
filed 2001-08-13
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarterly  period  ended:  June  30,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  transition  period  from _____________ to _____________

                       Commission file number:  000-21898


                               INTERACTIVE GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    46-0408024
     -------------------------------                  ----------------------
     (state or other jurisdiction of                  (IRS Employer  ID  No)
      incorporation or organization)

                       204  N.  Main,  Humboldt,  SD  57035
                     ----------------------------------------
                     (Address of principal executive offices)

                                (605)  363-5117
                            -------------------------
                            Issuer's telephone number

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. . No . .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   5,276,039 shares at July 31, 2001
                                          --------------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes     No  X
                                                                  ---    ---

                                 INTERACTIVE GROUP, INC.
                                    TABLE OF CONTENTS

                              PART 1. FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)

                                                                                 Page(s)
                                                                                 -------

  Balance Sheets -June 30, 2001 and September 30, 2000                                 3

  Statements of Operations - Nine and Three Months Ended June 30, 2001 and 2000        4

  Statement of Stockholders' Deficit - Nine Months Ended June 30, 2001                 5

  Statements of Cash Flows - Nine Months Ended June 30, 2001 and 2000                  6

  Notes to Financial Statements                                                      7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                             9-11


                              PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                              11

                                               INTERACTIVE GROUP, INC.
                                                   BALANCE SHEETS


ASSETS                                                                      6/30/2001     9/30/2000
                                                                            Unaudited
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $       993   $     1,952
  Accounts receivable                                                                0         1,280
  Inventories                                                                   11,886        12,222
  Prepaid expenses and other assets                                                150           628
  Land, building and improvements held for sale                                 44,952             0
                                                                           ------------  ------------
           Total current assets                                                 57,981        16,082
                                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements, less accumulated depreciation of
    $58,744 at September 30, 2000                                                    0        48,472
  Equipment, less accumulated depreciation of $11,019 and $10,424
    at June 30, 2001 and September 30, 2000                                          0           595
                                                                           ------------  ------------
                                                                                     0        49,067
                                                                           ------------  ------------
           Total assets                                                    $    57,981   $    65,149
                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Note payable, related party                                              $   500,000   $   500,000
  Current maturities of long-term debt                                          26,000        24,000
  Accounts payable                                                              11,495        63,076
  Accounts payable, related parties                                            155,776        97,605
  Accrued expenses                                                              65,102        57,823
  Accrued expenses, related parties                                            508,636       412,798
                                                                           ------------  ------------
           Total current liabilities                                         1,267,009     1,155,302
                                                                           ------------  ------------

  Long-term Debt, less current maturities                                       34,500        39,000
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, 2,000,000 and 113,901 shares issued at
    June 30, 2001 and September 30, 2000, liquidation preference of
    outstanding shares at June 30, 2001 of $300,000                              2,000           114
  Series B preferred stock, 2,000,000 shares issued at September 30, 2000            0         2,000
  Common stock, 5,276,039 and 5,062,138 shares issued at June 30, 2001
    and September 30, 2000                                                       5,276         5,062
  Additional paid-in capital                                                 8,054,967     8,044,567
  Accumulated deficit                                                       (9,305,771)   (9,180,896)
                                                                           ------------  ------------
           Total stockholders' deficit                                      (1,243,528)   (1,129,153)
                                                                           ------------  ------------
           Total liabilities and stockholders' deficit                     $     57,981  $    65,149
                                                                           ============  ============


See Notes to Financial Statements.

                              INTERACTIVE GROUP, INC.
                              STATEMENTS OF OPERATIONS
                 Nine and Three Months Ended June 30, 2001 and 2000
                                    (Unaudited)


                                         Nine months ended      Three months ended
                                              June 30,              June  30,
                                         2001         2000       2001       2000
                                     ------------------------  --------------------
Net sales                            $     8,592   $  16,442   $  3,297   $  4,827
Cost of goods sold                           336         720        150        210
                                     ------------  ----------  ---------  ---------
            Gross profit                   8,256      15,722      3,147      4,617
                                     ------------  ----------  ---------  ---------

Operating expenses
    Selling                               19,913      37,433      6,676     11,519
    General and administrative            64,745      59,869     11,989     16,266
                                     ------------  ----------  ---------  ---------
                                          84,658      97,302     18,665     27,785
                                     ------------  ----------  ---------  ---------
            Operating (loss)             (76,402)    (81,580)   (15,518)   (23,168)
                                     ------------  ----------  ---------  ---------

Nonoperating income (expense):
  Write off of accounts payable           52,921           0     18,263          0
  Interest expense                      (102,959)    (92,803)   (35,418)   (34,790)
  Other income, net                        1,565       2,027         25        407
                                     ------------  ----------  ---------  ---------
                                         (48,473)    (90,776)   (17,130)   (34,383)
                                     ------------  ----------  ---------  ---------
(Loss) before income taxes              (124,875)   (172,356)   (32,648)   (57,551)
                                     ------------  ----------  ---------  ---------
  Income tax expense (benefit)                 0           0          0          0
                                     ------------  ----------  ---------  ---------
           Net (loss)                $  (124,875)  $(172,356)  $(32,648)  $(57,551)
                                     ============  ==========  =========  =========

Loss per common share                $     (0.02)  $   (0.03)  $  (0.01)  $  (0.01)
                                     ============  ==========  =========  =========

See Notes to Financial Statements.

                                                   INTERACTIVE GROUP, INC.
                                             STATEMENT OF STOCKHOLDERS' DEFICIT
                                               Nine months ended June 30, 2001
                                                         (Unaudited)


                                          Series A     Series B    Additional
                                          Preferred    Preferred     Common      Paid-in     Accumulated
                                            Stock        Stock        Stock      Capital       Deficit        Total
                                         -----------  -----------  -----------  ----------  -------------  ------------
Balance, September 30, 2000              $      114   $    2,000   $     5,062  $8,044,567  $ (9,180,896)  $(1,129,153)

    Issuance of common stock for
      satisfaction of accounts payable            0            0           100      10,400             0        10,500

    Conversion of Series A Preferred
      stock to common stock                    (114)           0           114           0             0             0

    Conversion of Series B Preferred
      stock to Series A Preferred stock       2,000       (2,000)            0           0             0             0

    Net loss                                      0            0             0           0      (124,875)     (124,875)
                                         -----------  -----------  -----------  ----------  -------------  ------------
Balance, June0, 2001                     $    2,000   $        0   $     5,276  $8,054,967  $ (9,305,771)  $(1,243,528)
                                         ===========  ===========  ===========  ==========  =============  ============

See  Notes  to  Financial  Statements.

                                             INTERACTIVE GROUP, INC.
                                            STATEMENTS OF CASH FLOWS
                                    Nine Months Ended June 30, 2001 and 2000
                                                   (Unaudited)


                                                                         2001        2000
                                                                      ----------  -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                      $(124,875)  $ (172,356)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Depreciation                                                      4,115        6,190
        Change in assets and liabilities:
          Decrease in accounts receivable                                 1,280        9,744
          Decrease in inventories                                           336          699
          Decrease in prepaid expenses and other assets                     478          172
          Increase (decrease) in accounts payable                       (51,581)       2,419
          Increase in accrued expenses                                  103,117       94,144
                                                                      ----------  -----------
            Net cash (used in) operating activities                     (67,130)     (58,988)
                                                                      ----------  -----------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                     0         (742)
                                                                      ----------  -----------
            Net cash (used in) investing activities                           0         (742)
                                                                      ----------  -----------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related party                                        68,671       61,652
      Principal payments on long-term debt                               (2,500)      (1,500)
                                                                      ----------  -----------
            Net cash provided by financing activities                    66,171       60,152
                                                                      ----------  -----------

              Net increase (decrease) in cash                              (959)         422

    CASH
    Beginning                                                             1,952          124
                                                                      ----------  -----------
    Ending                                                            $     993   $      546
                                                                      ==========  ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for interest                                      $       0   $       80
                                                                      ==========  ===========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Issuance of common stock for satisfaction of accounts payable   $  10,500   $    4,500
                                                                      ==========  ===========


See  Notes  to  Financial  Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine months ended June 30, 2001, are not necessarily indicative of the results expected for the entire year.

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

At June 30, 2001, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,702,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2021. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June 30, 2001 and 2000. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 2001, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 2000, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 221,620 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic

(loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 2001 are 5,276,039 and 5,276,039 respectively and for the nine and three months ended June 30, 2000 are 5,007,411 and 5,062,138 respectively.

NOTE  4.     NOTES  PAYABLE

At June 30, 2001 and September 30, 2000, the Company had a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

NOTE  5.     MANAGEMENT'S  PLANS

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

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

Capital  stock  consists  of  the  following  at  June  30,  2001:

Series  A  convertible  preferred  stock,  voting,  $.001  par value, authorized
  2,000,000  shares;  issued  and  outstanding  2,000,000  shares, liquidation  preference  of  outstanding  shares  at  June  30,  2001
  of  $300,000                                                                     $2,000
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

     In addition, the Board of Directors of InterActive Group, Inc. has authorized the creation of one series of preferred stock to be designated as "Series A Convertible Preferred Stock." As a part of the Reincorporation, 2,000,000 shares of Series A convertible preferred stock were outstanding as of June 30, 2001 and are convertible into 20,000,000 shares of common stock, with such conversion rate subject to adjustment from time to time in accordance with the "Certificate of Determination of Series A Convertible Preferred Stock of InterActive Group, Inc." In addition, 600,000 shares of Series B Preferred Stock of InterActive Group, Inc. have been reserved for future issuance to TPR in connection with an agreement with TPR (agreement continued in full force and effect from InterActive Inc.) in which TPR would exchange $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of preferred stock if certain conditions in the agreement are satisfied.

     In addition to stock options previously granted by the Company, the Board of Directors of InterActive Group, Inc. has adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the common stock of InterActive Group, Inc. may be granted. No options had been granted pursuant to this plan as of June 30, 2001.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS  OF  OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales were $3,297 and $8,592 for the three and nine months ended June 30, 2001 compared to $4,827 and $16,442 for the three and nine month period ended June 30, 2000. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. Gross profit decreased 32% to $3,147 for the three months ended June 30, 2001 from $4,617 for the three months ended June 30, 2000. Gross profit decreased 47% to $8,256 from $15,722 for the nine months ended June 30, 2000.

     Selling expenses. Selling expenses decreased to $6,676 for the three months ended June 30, 2001 from $11,519 for the three months ended June 30, 2000. Selling expenses decreased to $19,913 for the nine months ended June 30, 2001 from $37,433 for the nine months ended June 30, 2000. The decrease in selling expenses was primarily due to decreased emphasis on sales of the Company's SoundXchange products during the period.

     General  and  administrative.  General  and  administrative  expenses  were
$11,989  and  $64,745  for  the  three  and  nine months ended June 30, 2001 and
$16,266 and $59,869 for the three and nine months ended June 30, 2000. The decrease for the three month period from the previous year is mainly attributable to expenses incurred in 2000 for building maintenance. The increase in the nine month period from the previous year is primarily due to expenses associated with the Company's Reincorporation in Delaware.

     Depreciation. Depreciation expense for the three months ended June 30, 2001 and 2000 was $0 and $2,067, respectively. Depreciation expense for the nine months ended June 30, 2001 and 2000 was $4,115 and $6,190, respectively. The decrease in depreciation expense was due to reclassifying the building asset to current assets during the quarter ended March 31, 2001.

     Nonoperating (expense). Nonoperating (expense) for the three months ended June 30, 2001 and 2000 was ($17,130) and ($34,383), respectively. Nonoperating (expense) for the nine months ended June 30, 2001 and 2000 was ($48,473) and ($90,776), respectively. The decrease in nonoperating expense is mainly due to a write off of certain accounts payable.

     Net Loss. Net loss for the three months ended June 30, 2001 was $32,648 or ($0.01) per share compared to a net loss for the three months ended June 30, 2000 of $57,551 or ($0.01) per share. Net loss for the nine months ended June 30, 2001 was $124,875 or ($0.02) per share compared to a net loss for the nine months ended June 30, 2000 of $172,356 or ($0.03) per share. The decrease in losses was due largely to a write off of certain accounts payable which is included in non-operating income.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

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


                         PART II.     OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company has at June 30, 2001 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company. The note is subordinated to certain other senior secured notes. The note bears interest at the rate of 15% and has accrued interest of $37,808 at June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  July 30, 2001               INTERACTIVE  INC.


                                         /s/  Robert  Stahl
                                         --------------------------------
                                         Robert  Stahl
                                         President  and  Secretary