Form 10KSB
period 2001-09-30
INTERACTIVE INC
filed 2001-12-24
CIK 879407

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                        Commission file number 000-21898
                            InterActive Group, Inc.
                 (Name of small business issuer in its charter)

            South Dakota                                 46-0408024
      (State of incorporation)              (I.R.S. Employer Identification No.)

                               204 North Main St.
                               Humboldt, SD 57035
                                 (605) 363-5117
          (Address and telephone number of principal executive offices)

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

Issuer's revenue for its most recent fiscal year:  $9,312.

The aggregate market value of the Company's outstanding Common stock held by non-affiliates was approximately $62,961, based upon the bid price of the Registrant's Common Stock on December 6, 2001.

As of December 6, 2001 there were 5,276,039 shares of the issuer's common stock outstanding.

PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     During fiscal year 2001, InterActive Inc. a South Dakota corporation, reincorporated in Delaware by merging into a newly formed and wholly-owned Delaware subsidiary, InterActive Group, Inc. InterActive Group, Inc. (the Company) is the surviving Company.

     Prior to 1995, InterActive Inc. ("InterActive") was engaged in providing computer consulting services and the development, manufacture and marketing, nationally and internationally, of computer software, systems and peripheral hardware products, including a line of SoundXchange products, that were designed to enable users to create and send messages across local area networks and wide area networks of personal computers. In fiscal 1994, InterActive substantially reduced its operations and, since that time, except for sporadic sales of SoundXchange products from existing inventories, InterActive has not conducted any significant operations. See Item 6, "Management's Discussion and Analysis or Plan of Operation." At present, the Company is not involved in the production of any products or providing services on a significant level.

     The Company continues to evaluate a number of possibilities for revenue generation, which may include plans to provide Internet consulting services with the assistance of TPR Group, Inc. (together with its affiliated entities, "TPR"), a related party. Implementation of one or more of these plans will be necessary to generate all or a substantial portion of the income needed to achieve profitable operations in the future. However, there can be no assurance that the Company will be able to develop or successfully implement any such strategy, nor that the Company will be able to achieve profitable operations in the near term, if at all. It may also be necessary for the Company to seek additional equity and/or debt financing to provide a portion of the funds needed to implement this strategy. There can be no assurance that the assistance provided by TPR will enable the Company to develop a profitable consulting services business, nor that any additional funds needed through private investments or loans will be available to the Company on acceptable terms, if at all.

     The Company has sustained operating losses for several years. Continued operations of the Company are dependent on the Company's ability to generate future revenues that are sufficient for the Company to meet its existing debt obligations and finance new product and/or service development and continuing operations. For these reasons, the report of the independent certified public accountants on the Company's audited financial statements included herein contains a "going concern" qualification. See Item 7, "Audited Financial Statements." The Company has several judgments against it and more have been threatened as a result of its inability to pay its obligations to its unsecured creditors. See Item 3 "Legal Proceedings".

     As of September 30, 2001, the Company had one full time employee engaged in finance and administrative operations. The Company also has an agreement with an outside sales representative who receives commission on sales. This sales representative also is engaged in administration. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employee are excellent.

     On January 19, 2001, the Company's Board of Directors approved a change in InterActive's state of incorporation from South Dakota to Delaware. The reincorporation was accomplished by merging InterActive into a wholly-owned Delaware subsidiary ("InterActive Group, Inc.") newly formed for this purpose. As a consequence of the reincorporation, among other things, all of the previously outstanding shares of InterActive's common stock were automatically converted on a one-for-one basis into shares of the common stock of InterActive Group, Inc., and each share of the InterActive's series A preferred stock was converted automatically into one share of the common stock of InterActive Group, IncIn addition, all outstanding options and warrants to purchase shares of InterActive's common stock were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of InterActive Group, Inc., at the same price per share and on the same terms and conditions. InterActive's outstanding shares of series B preferred stock were also converted automatically as a consequence of the reincorporation into an equal number of shares of the series A preferred stock of InterActive Group, Inc. having the same rights, preferences, privileges and restrictions as InterActive's outstanding series B preferred stock had. The reincorporation was accomplished pursuant to the terms and conditions of an Agreement and Plan of Reincorporation (the "Plan of Reincorporation") entered into between InterActive Inc. and InterActive Group, Inc.

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

     The Company believes that its current facilities are in reasonably good condition. At September 30, 2001, this facility is being held for sale. To date, no offer has been tendered. The Company is liable for past due taxes, which, if unpaid could cause the building to be claimed by a third party who has purchased the back taxes.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is delinquent on its interest payments on its secured note, one of its subordinated long term notes and a portion of its trade accounts payable. The Company has several judgments against it as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and the Company does not intend to pay these unsecured debts until its obligations to its secured creditors are satisfied. The company currently feels that the best possibility it has available to repay its secured and unsecured creditors and to return value to its stockholders is to continue to operate the Company and to work out payment plans if it is able to do so in the future. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its remaining creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     During fiscal 2001, the Company issued 100,000 shares of its Common Stock for satisfaction of Company liabilities.

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "IACG".

     The following table sets forth the bid price of the Company's Common stock as of each period indicated as quoted on the OTC Bulletin Board.

                    FY 2001                 FY 2000
             ----------------------  ----------------------
                High        Low         High        Low
             ----------  ----------  ----------  ----------
1st Quarter        .125        .062         .09         .05
2nd Quarter        .062         .04         .25         .13
3rd Quarter         .06         .03         .25         .16
4th Quarter        .065        .025         .16         .13

     On September 30, 2001 there were approximately 427 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

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


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Liquidity  and  Capital  Resources

     In 2001, the Company issued 100,000 shares of common stock in satisfaction of Company liabilities.

     The Company's inventory of SoundXchange hardware, which, as of September 30, 2001, accounted for 13% of the Company's current assets, is liquid only to the extent of the Company's sales of such product. The Company has made minor engineering changes in the product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

     The Company has a net operating loss carryforward for tax purposes of approximately $7,748,000 and research and development tax credits carryforwards of approximately $15,000 at September 30, 2001. The Company will not be able to utilize any such credits unless it is able to achieve sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.

     At September 30, 2001, the Company's facility is for sale, but no acceptable offers have been received.

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at September 30, 2001 and 2000. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

     It is anticipated that the Company's management will continue to explore the possibility of causing the Company to enter into joint ventures and strategic alliances. Given the Company's limited cash resources, it is contemplated that any such acquisition would be accomplished, if at all, primarily through the issuance of stock. However, it should be anticipated that any such acquisition, even if made solely for stock, could place additional demands upon the Company's available working capital. The Company has not entered into a definitive agreement pertaining to any such acquisition, joint venture or marketing alliance, nor is the Company currently in negotiations with any third party with respect thereto.


RESULTS  OF  OPERATIONS

     In fiscal 1994, InterActive substantially reduced its operations and, since that time, except for sporadic sales of SoundXchange products from existing inventories, InterActive has not conducted any significant operations.

COMPARISON  OF  FISCAL  YEARS  2000  AND  2001

     Revenue. Net sales for fiscal years 2001 and 2000 were $9,000 and $25,000, respectively. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K product.

     Gross Profit. The gross margin for fiscal years 2001 and 2000 was 32% and 92%, respectively. The decrease in gross margin is due to a write-down of inventory during 2001.

     Sales and marketing expenses. Sales and marketing expenses for fiscal 2001 and 2000 were $18,000 and $30,000, respectively. The decrease in sales and marketing expense was largely due to a decrease in emphasis on marketing the Company's SoundXchange product.

     General and administrative. General and administrative expenses for fiscal 2001 and 2000 were $92,000 and $102,000, respectively. The decrease was primarily due to an increased effort on the Company's behalf to decrease expenses.

     Depreciation. Depreciation expense for fiscal 2001 and 2000 was $4,000 and $8,000. The decrease in depreciation expense was mainly due to the ceasing of recording depreciation on the building facility in accordance with management's plan to sell the property. In fiscal year 2001, an impairment loss of $6,700 was recorded on the land, building and improvements to reduce the depreciated cost of the assets to estimated fair value less costs to sell.

     Nonoperating (Expense). Nonoperating (expense) for fiscal 2001 and 2000 was ($79,000) and ($28,000), respectively. The increase in nonoperating expense was due to an increase in interest expense and a decrease in write off of accounts payable.

     Net (Loss). The Company showed a net loss for fiscal 2001 of ($186,000) or ($0.04) per share on 5,237,329 weighted average shares outstanding compared to a net loss for fiscal 2000 of ($138,000) or ($0.03) per share on 5,021,018 weighted average shares outstanding. The increase in net loss in 2001 was largely due to a decrease in sales and an increase in nonoperating expense.

     Management believes that the largest challenges that the Company will confront during 2002 are in its attempt to achieve increases in revenues and profitability during fiscal 2002. There can be no assurance that the Company will be able to achieve any or all of its objectives for fiscal 2002.


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

     None


PART  III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 44, has served as President, COO of the Company from November 1996. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd. (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of national sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     William J Hanson, 54, has served as a director of the Company since October 1989. He was Chief Operating Officer of InterActive, Inc. from October 1992 to December 1993. Mr. Hanson is a founder of Old TPR, Inc. and TPR Group, Inc. who are shareholders of the Company. Mr. Hanson serves on the Board of Directors of several privately held companies including: Old TPR, Inc., TPR Group, Inc., Torrey Pines Research, Inc., a subsidiary of TPR Group, Inc., AcuPrint, Inc., San Diego Magnetics, Inc., Eagle Manufacturing and Technolgy, Inc., and Pronto, Inc. He is CEO of Torrey Pines Research and of San Diego Magnetics. Mr. Hanson holds several patents related to laser printing technology. Mr. Hanson's prior experience includes engineering and management positions at Datagraphix (a General Dynamics subsidiary) and Xerox Corporation. Mr. Hanson holds a BSME degree from the New Jersey Institute of Technology.

     J. Randolph Sanders, 48, has served as a director of the Company since January 2001. He is the President of Torrey Pines Research, Inc. He serves on the Board of Directors of TPR Group, Inc., Old TPR, Inc., Torrey Pines Research, a subsidiary of TPR Group, Inc., and San Diego Magnetics, Inc. He is an expert in non-impact printing technology and holds several patents in this field. Mr. Sanders' prior experience includes engineering and management positions at Datagraphix (a former General dynamics subsidiary) and Burroughs Corporation. Mr. Sanders holds BSME and MSME degrees from the University of Florida.

     Paul Schock, 43, has served as a director of the Company since January 2001. He is a cofounder of Bluestem Capital Company, a South Dakota based venture capital firm. He serves on the Board of Directors of several companies, including: CoEv, Inc., Dakota Balance, Inc., and Fiksdal Motel. He was a director of InterActive from April 1991 to December 1994, and CFO from March 1993 to October 1993. Mr. Schock was President of Schock Financial Services, the pre-cursor of Bluestem Capital Company. He was CFO of American Western Corporation, a public manufacturing company in Sioux Falls, South Dakota. He also served as Vice President of First Bank Systems. Mr. Schock attended Stanford University and graduated magna cum laude from Augustana College with a degree in Business.

ITEM  10.     MANAGEMENT  REMUNERATION  AND  TRANSACTIONS

EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three fiscal years ended September 30, 2001 by the Company's president. There was no other compensated executive officer of the Company. There were no executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2001 fiscal year.

                                                     Other     Restricted
Name &                                               Annual       Stock                         All Other
Principal                                           Compen-      Awards     Options/    LTIP     Compen-
Position              Year  Salary ($)  Bonus ($)  sation ($)      ($)       SAR (#)   Payouts   sation
--------------------  ----  ----------  ---------  ----------  -----------  ---------  -------  ---------
Robert Stahl . . . .  2001                              4,621
--------------------  ----                         ----------
President, Secretary  2000                             11,520
                      1999                              7,281          844

STOCK OPTION PLANS

     Prior to the reincorporation of the Company in Delaware, the Board of Directors and shareholders of the Company had adopted and approved two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1992 Stock Option Plan (the "1992 Plan"), pursuant to which options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock (33,333 shares and 100,000 shares, respectively) could be granted to officers, directors and employees, and to consultants, vendors, customers and others expected to provide significant services to the Company. If an option granted under either the 1991 Plan or the 1992 Plan expired or terminated, the shares subject to any unexercised portion of that option would again become available for the issuance other options under the applicable plan. Options could be granted under either plan which were intended to qualify as "incentive stock options" under
Section 422A of the Code ("Incentive Stock Options") or, alternatively, as stock options which would not so qualify ("Nonstatutory Options").

     The Board or a committee designated by the Board was empowered to determine the terms and conditions of each option granted under either or both of the plans. However, the exercise price of an Incentive Stock Option cannot be less than the fair market value of the Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock), and the exercise price of a Non-Statutory Option can not be less than 85% of the fair market value of the Common Stock on the date of grant. No Incentive Stock
Option can have a term in excess of ten years (five years if granted to an employee owning 10% or more of the Common Stock), and no Incentive Stock Option can be granted to anyone other than a full-time employee of the Company. All of the options granted under the 1991 Plan vest over a 48 month period of continuous service to the Company from the date of grant, and all options granted under the 1992 plan vest over a 36 month period of continuous service.

     As of September 30, 2001, options to purchase 23,834 shares of Common Stock, at an exercise price of $0.25 to $0.32 per share had been granted to a total of three participants and were outstanding under the 1991 Plan, and options to purchase 21,000 shares of Common Stock, at an exercise price of $0.25 per share had been granted to a total of 3 participants and were outstanding under the 1992 Plan.

     In addition to the stock options previously granted by InterActive which were replaced with identical InterActive Group, Inc. stock options, the Board of Directors of InterActive Group, Inc. has adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the Common Stock of InterActive Group, Inc. may be granted. No options have been granted or are outstanding under this plan at September 30, 2001.


OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant stock options or stock appreciation rights in fiscal 2001 to any of the executive officers of the Company named above.

     Aggregated  Option  Exercises  in  Fiscal  2001  and  Option  Values  as of
     ---------------------------------------------------------------------------
     September  30,2001
     ------------------

     No options were exercised in fiscal 2001 by any of the Company's executive officers. The value of unexercised options at September 30, 2001, for each of the executive officers of the Company identified in the Executive Compensation table above were as follows:

                                             Number of          Value of
                                            Unexercised       Unexercised
                                          Options/SARs at     In-the-Money
                                           9/30/2001 (#)    Options/SARs at
                 Shares                                      9/30/2001 ($)
              Acquired on      Value       Exercisable /     Exercisable /
Name          Exercise (#)  Realized ($)   Unexercisable     Unexercisable
Robert Stahl             0             0         10,000/0             N/A

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for a share of the Company's Common Stock on September 30, 2001, as quoted on the OTC Counter Bulletin Board, which was $0.025. Since the exercise price of each of the options indicated in the table was greater than $0.025, no value has been ascribed to any of them.

COMPENSATION  OF  DIRECTORS

     Non-employee directors of InterActive Group, Inc. receive a fee of $100 for each Board meeting attended and are reimbursed for travel expenses connected with a Board meeting. No additional fees are paid to directors for serving on committees. The Company has accrued these fees for fiscal year 2001. Directors who are not employees of the Company are eligible for the grant of non-statutory stock options under the Company's stock option plan.

     The Company's Bylaws provide that the Company must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by Delaware law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 30, 2001 with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by (i) each person or group known by the Company to be the beneficial owner of shares of the Company's Common Stock and/or Preferred Stock entitled to cast more than 5% of the total number of votes entitled to be cast on all matters presented to the Company's shareholders for their approval, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table below, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, each person listed below has sole voting and investment power with respect to the shares beneficially owned by such person, subject to applicable community property laws, and the address of each such person is care of the Company, 204 North Main, Humboldt, South Dakota 57035.

                                                                         Shares  Owned  Beneficially  (1)
                                              ----------------------------------------------------------------------------------
                                                   Common and Series A Preferred (2)              Series A Preferred (2)
                                              -------------------  -------------------  -------------------  -------------------
NAME                                                Number             % of Total             Number             % of Total
----                                          -------------------  -------------------  -------------------  -------------------

Russell A. Pohl                                           396,137                  7.5                    0                    0
William J. Hanson(3)                                   21,986,143                 83.6            2,000,000                  100
J. Randolph Sanders                                        26,700                  0.5                    0                    0
Paul Schock                                                 3,334                  0.1                    0                    0
Robert Stahl/CSS Ltd.(4)                                  111,812                  2.1                    0                    0
Old TPR, Inc.(5)                                        2,030,157                 32.4                    0                    0
TPR Group, Inc.(6)                                     22,030,157                 83.9            2,000,000                  100
============================================  ===================  ===================  ===================  ===================
All directors and officers as a group (four            22,127,989                 84.7            2,000,000                  100
individuals) (3)(4)
============================================  ===================  ===================  ===================  ===================

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

     (2) The holder of the Company's Series A Preferred Stock is entitled to cast ten votes for each share of Series A Preferred Stock owned of record as of the Record Date on each matter to be presented to the shareholders of the Company for their approval at the Meeting, voting together with the holders of the Company's Common Stock.

     (3) Includes 78,401 shares of Common Stock owned of record by Mr. Hanson and 18,000 shares of Common Stock issuable to Mr. Hanson upon exercise of outstanding stock options, 889,742 shares of Common Stock owned of record by Old TPR, Inc., a California corporation of which Mr. Hanson is a director, executive officer and principal shareholder, and a total of 1,000,000 shares of Common Stock issuable upon exercise of stock purchase warrants held of record by Old TPR, Inc. Also includes the 2,000,000 shares of the Company's Series A Preferred Stock owned of record by TPR Group, Inc., a Delaware corporation of which Mr. Hanson is a director, executive officer and principal stockholder, which entitle TPR Group, Inc. to cast an aggregate of 20,000,000 votes on all matters to be presented to the shareholders of the Company for their approval. Does not include an additional 6,000,000 shares of Common Stock which would be issuable upon conversion of 600,000 shares of the Company's Series B Preferred Stock which may be issued to TPR Group, Inc. at a future date pursuant to the terms and conditions of the Term Sheet dated December 4, 1998. See "Certain relationships and related party transactions." Also does not include the total of 44,014 shares of common stock owned of record by Mr. Sanders and Mr. Love
(see  note  6  below),  the  beneficial  ownership of which is disclaimed by Mr.
Hanson.


     (4) Includes 10,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1992 Stock Option Plan.

     (5) Includes 889,742 shares of Common Stock owned of record by Old TPR, Inc. and 1,000,000 shares of Common Stock issuable upon exercise of stock purchase warrants held by Old TPR, Inc. Also includes a total of 96,401 of Common Stock owned of record and exercise of stock options held by, Mr. Hanson, who may be deemed to be an "affiliate" of Old TPR, Inc. Also includes 26,700 shares of Common stock owned of record by J. Randolph Sanders, and 17,314 shares of Common stock owned of record by Richard Love, each of whom is an officer, director and principal shareholder and may, therefore, be deemed to be an "affiliate" of Old TPR.

     (6) Includes 2,000,000 shares of the Company's Series A Preferred Stock owned of record by TPR Group, Inc., which entitle TPR Group, Inc. to cast an aggregate of 20,000,000 votes on all matters to be presented to the shareholders of the Company for their approval. Also includes the total of 1,889,742 shares of Common Stock beneficially owned by Old TPR, Inc., which is under common control with TPR Group, Inc. as well as a total of 96,401 of Common Stock owned of record and exercise of stock options held by, Mr. Hanson, who may be deemed to be an "affiliate" of TPR Group, Inc. Also includes 26,700 shares of Common stock owned of record by J. Randolph Sanders, and 17,314 shares of Common stock owned of record by Richard Love, each of whom is an officer, director and principal shareholder and may, therefore, be deemed to be an "affiliate" of TPR Group, Inc.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In November 1996, Mr. Stahl was appointed President, COO. In April 1997, Mr. Stahl's compensation was revised to a sliding commission based on volume of sales. During 2001, CSS Ltd. (a company in which Mr. Stahl is a principal) was paid $4,621 in commissions for Mr. Stahl's services.

     The Company previously had a line of credit under which it owed $213,500 in principal amount to a bank. In May 1998, Mr. Stahl purchased the promissory note evidencing borrowings under the line of credit from the bank for $10,000. This note, which was secured by a lien on all of the Company's assets, was subsequently purchased from Mr. Stahl by TPR Group, Inc. for $10,000. As discussed below, this debt, which then totaled $289,440, including $75,940 of accrued interest, was subsequently surrendered for cancellation by TPR Group, Inc. in exchange, along with other consideration, for the issuance of 2,000,000 shares of the Company's Series A Preferred Stock.

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

     In addition, in connection with the Debt Restructuring, TPR Group, Inc. acquired 2,000,000 shares of the Company's Series A Preferred Stock in exchange for the surrender to the Company for cancellation of the $289,440 of secured debt that had been acquired by TPR Group, Inc. from Mr. Stahl, and the contribution to the capital of the Company of $35,324 in cash and a $4,000 note due TPR Group, Inc. from the Company.

     In August 1995, a $500,000 note payable that originally was issued by the Company to a bank was acquired by Old TPR, Inc. as a consequence of its guarantee of the Company's obligations thereunder. This note, which is due on demand, bears interest at a 13.6% rate of interest as of September 30, 2001, and is secured by substantially all of the assets of the Company. In connection with the performance of this guarantee, Old TPR, Inc. received a warrant to purchase up to 1,000,000 shares of the Company's Common Stock at the price of $.50 per share. The warrant is exercisable for so long as the note remains outstanding, and for one full year thereafter. As of September 30, 2001, $1,043,654 of principal and accrued interest was due and payable under this note. In connection with the Debt Restructuring, TPR Group, Inc. agreed to exchange this secured debt for 600,000 shares of Series B Preferred Stock at a later date, provided that at least 18 months has expired since the Debt Restructuring, the Company has not become subject to certain additional obligations or liabilities, the Company's common stock has been publicly traded for at least the 180-day period immediately preceding the date on which the indebtedness is to be contributed, and the Company has publicly reported positive net income for at least two full quarters prior to the date on which the indebtedness is to be contributed.

     At September 30, 2001, the Company owed TPR Group for loans to the Company to pay for operating expenses the amount of $158,114, of which $84,133 was incurred during fiscal 2001.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     The following documents are filed as part of this report:

          1.     Financial  Statements                                 Page  No.
                 ---------------------                                 ---------

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

          ** Refer to Form 14-C filed on January 19, 2001 including InterActive Group, Inc. Delaware Articles of Incorporation and InterActive Group, Inc. 2000 stock option plan.

     (b)  Reports  on  Form  8-K
                   None

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  December 18, 2001          INTERACTIVE GROUP, INC.


                                        BY: \s\ Robert Stahl
                                            ----------------
                                            Robert Stahl
                                            President, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                     TITLES               DATE

\s\Robert Stahl         President, Secretary  December 18, 2001
----------------------                        ---------------------
Robert Stahl


\s\Paul Schock          Director              December 18, 2001
----------------------                        ---------------------
Paul Schock


\s\William J. Hanson    Director              December 18, 2001
----------------------                        ---------------------
William J. Hanson


\s\J. Randolph Sanders  Director              December 18, 2001
----------------------                        ---------------------
J. Randolph Sanders

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
InterActive  Group,  Inc.
Humboldt,  South  Dakota

We have audited the accompanying balance sheets of InterActive Group, Inc. (formerly InterActive Inc.) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterActive Group, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ McGladrey & Pullen, LLP




Sioux  Falls,  South  Dakota
October  29,  2001

INTERACTIVE GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000


ASSETS (NOTE 5)                                                     2001          2000
------------------------------------------------------------------------------------------
Current Assets
  Cash                                                          $       271   $     1,952
  Accounts receivable                                                   640         1,280
  Inventories                                                         5,925        12,222
  Land, building and improvements held for sale                      38,395             -
  Prepaid expenses and other assets                                     628           628
                                                                ------------  ------------
        TOTAL CURRENT ASSETS                                         45,859        16,082
                                                                ------------  ------------

Property and Equipment, at cost
  Land, building and improvements, less accumulated
    depreciation of $58,744 at September 30, 2000                         -        48,472
  Equipment, less accumulated depreciation of $10,573
    and $10,424 at September 30, 2001 and 2000                          446           595
                                                                ------------  ------------
                                                                        446        49,067
                                                                ------------  ------------
        TOTAL ASSETS                                            $    46,305   $    65,149
                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable, related party (Note 5)                         $   500,000   $   500,000
  Current maturities of long-term debt (Note 5)                      26,000        24,000
  Accounts payable (Note 4)                                           8,789        63,076
  Accounts payable, related parties (Note 4)                        171,238        97,605
  Accrued expenses                                                   67,777        57,823
  Accrued expenses, related parties (Note 5)                        543,974       412,798
                                                                ------------  ------------
        TOTAL CURRENT LIABILITIES                                 1,317,779     1,155,302
                                                                ------------  ------------

Long-Term Debt, less current maturities (Note 5)                     33,000        39,000
                                                                ------------  ------------

Contingencies (Notes 4 and 5)

Stockholders' Deficit (Notes 3 and 8)
  Series A preferred stock, 2,000,000 and 113,901 shares issued at September 30, 2001 and 2000, total liquidation preference
    of outstanding shares of $300,000 at September 30, 2001           2,000           114
  Series B preferred stock, 2,000,000 shares issued at
    September 30, 2000                                                    -         2,000
  Common stock, 5,276,039 and 5,062,138 shares issued
    at September 30, 2001 and 2000                                    5,276         5,062
  Additional paid-in capital                                      8,054,967     8,044,567
  Accumulated deficit                                            (9,366,717)   (9,180,896)
                                                                ------------  ------------
        TOTAL STOCKHOLDERS' DEFICIT                              (1,304,474)   (1,129,153)
                                                                ------------  ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    46,305   $    65,149
                                                                ============  ============
See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                         2001          2000
---------------------------------------------------------------
Net sales                            $     9,312   $    24,878
Cost of goods sold                         6,297         2,094
                                     ------------  ------------
         GROSS PROFIT                      3,015        22,784
                                     ------------  ------------

Operating expenses:
  Selling                                 17,764        30,316
  General and administrative              91,516       101,703
                                     ------------  ------------
                                         109,280       132,019
                                     ------------  ------------
          OPERATING (LOSS)              (106,265)     (109,235)
                                     ------------  ------------

Nonoperating income (expense):
  Write off of accounts payable           58,311        87,671
  Other income, net                        1,953         6,183
  Interest expense                      (139,820)     (122,172)
                                     ------------  ------------
                                         (79,556)      (28,318)
                                     ------------  ------------
         (LOSS) BEFORE INCOME TAXES     (185,821)     (137,553)
Income tax expense (Note 6)                    -             -
                                     ------------  ------------
          NET (LOSS)                 $  (185,821)  $  (137,553)
                                     ============  ============

(Loss) per common share              $     (0.04)  $     (0.03)
                                     ============  ============

See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                      Series A     Series B             Additional
                                      Preferred    Preferred   Common     Paid-In     Accumulated
                                        Stock        Stock      Stock     Capital       Deficit        Total
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999          $      114   $    2,000   $ 4,912  $ 8,040,217  $ (9,043,343)  $  (996,100)
  Net (loss)                                  -            -         -            -      (137,553)     (137,553)
  Issuance of common stock for
    satisfaction of Company
    liabilities (Note 4):
      Related parties, including
        stockholders                          -            -       100        2,900             -         3,000
      Others                                  -            -        50        1,450             -         1,500
                                     -----------  -----------  -------  -----------  -------------  ------------
Balance, September 30, 2000                 114        2,000     5,062    8,044,567    (9,180,896)   (1,129,153)
  Net (loss)                                  -            -         -            -      (185,821)     (185,821)
  Issuance of common stock
    for satisfaction of
    Company related party
    liabilities (Note 4)                      -            -       100       10,400             -        10,500
  Conversion of Series A
    preferred stock to
    common stock                           (114)           -       114            -             -             -
Conversion of Series B
    preferred stock to
    Series A preferred stock              2,000       (2,000)        -            -             -             -
                                     -----------  -----------  -------  -----------  -------------  ------------
Balance, September 30, 2001          $    2,000   $        -   $ 5,276  $ 8,054,967  $ (9,366,717)  $(1,304,474)
                                     ===========  ===========  =======  ===========  =============  ============

See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                      2001        2000
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net (loss)                                                       $(185,821)  $(137,553)
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
    Depreciation                                                       3,526       7,622
    Provision for doubtful accounts                                        -         816
    Impairment loss on land, building and improvements held for sale   6,700           -
    Write off of accounts payable                                    (58,311)    (87,671)
    Changes in working capital components:
      (Increase) decrease in:
        Accounts receivable                                              640       9,204
        Inventories                                                    6,297       2,073
        Prepaid expenses and other assets                                  -          (1)
      Increase (decrease) in:
        Accounts payable                                               4,024        (950)
        Accrued expenses                                             141,131     126,373
                                                                   ----------  ----------
             NET CASH (USED IN) OPERATING ACTIVITIES                 (81,814)    (80,087)
                                                                   ----------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment                                       -        (742)
                                                                   ----------  ----------
             NET CASH (USED IN) INVESTING ACTIVITIES                       -        (742)
                                                                   ----------  ----------


Cash Flows From Financing Activities
  Advances from related party                                         84,133      84,657
  Principal payments on long-term borrowings                          (4,000)     (2,000)
                                                                   ----------  ----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                80,133      82,657
                                                                   ----------  ----------
             NET INCREASE (DECREASE) IN CASH                          (1,681)      1,828

Cash
  Beginning                                                            1,952         124
                                                                   ----------  ----------
  Ending                                                           $     271   $   1,952
                                                                   ==========  ==========

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                       $       -   $      80
    Income taxes                                                           -           -

See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  business:  During fiscal year 2001, InterActive Inc., a South Dakota
--------------------
corporation, reincorporated in Delaware by merging into a newly formed and wholly-owned Delaware subsidiary, InterActive Group, Inc. (Note 3). InterActive Group, Inc. is the surviving company. The Company developed, manufactured and marketed, nationally and internationally, peripheral hardware products that enable users to create and send messages across local and wide area networks. It is producing no products or significant services currently and is evaluating alternative plans for future operations (Note 2).

A  summary  of  the  Company's  significant  accounting  policies  follows:

Use  of  estimates:  The preparation of financial statements requires management
------------------
to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories:  Inventories  are  stated at the lower of cost (first-in, first-out
-----------
method)  or  market.  The  composition  of  inventories  is  as  follows:

                                                              2001       2000
                                                            ---------  ---------
Raw Materials                                               $   5,871  $  11,742
Finished Goods                                                     54        480
                                                            ---------  ---------
                                                            $   5,925  $  12,222
                                                            =========  =========

Property  and  equipment:  Depreciation  of  equipment  is  computed  by  the
------------------------
straight-line method over estimated useful lives ranging between five to seven years. Property and equipment is subject to a lien as a result of the Company's inability to pay for building improvements performed by a contractor. This liability has been assumed by a related party. The building is also subject to a tax lien as a result of the nonpayment of property taxes.

As of March 31, 2001, land, building and improvements were reclassified to held for sale concurrent with management's plan to sell the property. Accordingly, the accounting policy for such property was changed from being carried at cost, less accumulated depreciation with estimated depreciable lives of the building and improvements ranging between seven to fifteen years, to being carried at the lower of its depreciated cost or estimated fair value less costs to sell, and the recording of depreciation was ceased as of March 31, 2001. An impairment loss of $6,700 was recorded on the land, building and improvements to reduce the depreciated cost of the assets to estimated fair value less costs to sell.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss)  per  share:  (Loss)  per  share  has  been  computed on the basis of the
------------------
weighted-average number of common shares outstanding during each period presented. Securities that could potentially dilute basic (loss) per share in the future that were not included in the computation of diluted (loss) per share during fiscal year 2001, because to do so would have been antidilutive to the net (loss), are as follows: 20,000,000 shares of common stock issueable upon the conversion of Series A preferred stock, 44,834 shares of common stock issueable upon the exercise of options, and 1,000,000 shares of common stock issueable upon the exercise of stock warrants.

Securities that could potentially dilute basic (loss) per share in the future that were not included in the computation of diluted (loss) per share during fiscal year 2000, because to do so would have been antidilutive to the net
(loss), are as follows: 20,000,000 shares of common stock issueable upon the conversion of Series B preferred stock, 221,632 shares of common stock issueable upon the conversion of Series A preferred stock, 83,834 shares of common stock issueable upon the exercise of options, and 1,000,000 shares of common stock issueable upon the exercise of stock warrants.

All  references  to  (loss)  per  share in the financial statements are to basic
(loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted average number of common shares outstanding was 5,237,329 and 5,021,018 for the years ended
September  30,  2001  and  2000,  respectively.

Deferred  taxes:  Deferred  taxes  are provided on an asset and liability method
---------------
whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE  2.     CONTINUATION  OF  OPERATIONS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at September 30, 2001 and 2000. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR Group and its affiliates (TPR), related parties, and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  3.     CAPITAL  STOCK  AND  REINCORPORATION

On January 19, 2001, InterActive Inc.'s shareholders approved a proposal to change InterActive Inc.'s state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging InterActive Inc. into a wholly-owned Delaware subsidiary, InterActive Group,
Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of InterActive Inc.'s common stock at the Reincorporation date (5,162,138 total shares) were automatically converted on a one-for-one basis into shares of the common stock of the Company, and each share of InterActive Inc.'s series A preferred stock (113,901 total shares) was converted automatically into one share of the common stock of the Company. In addition, all outstanding options and warrants to purchase shares of InterActive Inc.'s common stock (83,834 shares issueable upon the exercise of options and 1,000,000 shares issueable upon the exercise of stock warrants) were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of the Company, at the same price per share and on the same terms and conditions. InterActive Inc.'s outstanding series B preferred stock (2,000,000 total shares) was also converted automatically as a consequence of the Reincorporation into an equal number of shares of series A preferred stock of the Company having the same rights, preferences, privileges and restrictions as InterActive Inc.'s outstanding series B preferred stock formerly had.

Capital  stock  consisted  of  the  following  at  September  30,  2001:

Series A convertible preferred stock, voting, $.001 par value, authorized
  2,000,000 shares; issued and outstanding 2,000,000 shares               $2,000
Common stock, voting, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 5,276,039 shares                                  5,276

Capital stock consisted of the following at September 30, 2000:

Series A preferred stock, voting, $.001 par value, authorized 5,000,000
  shares; issued and outstanding 113,901 shares                           $  114
Series B preferred stock, voting, $.001 par value; authorized 2,000,000
  shares; issued and outstanding 2,000,000 shares                          2,000
Common stock, voting, $.001 par value, authorized 10,000,000 shares;
  issued and outstanding 5,062,138 shares                                  5,062

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred Stock, $.001 par value. The Board of Directors of the Company is authorized, subject to the limitations prescribed by law and the provisions of its certificate of incorporation, to provide for the issuance of preferred stock in series and to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations and restrictions thereof.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  3.     CAPITAL  STOCK  AND  REINCORPORATION  (CONTINUED)

The Board of Directors of the Company has authorized the creation of one series of preferred stock to be designated as "Series A Convertible Preferred Stock". As a part of the Reincorporation, 2,000,000 shares of Series A convertible preferred stock were outstanding as of September 30, 2001 and are convertible into 20,000,000 shares of common stock, with such conversion rate subject to adjustment if certain events occur. The Series A convertible preferred stock has a liquidation preference before common stock of $.15 per share, plus any and all accumulated and unpaid dividends. The stock is voting for the same number of shares in which it is entitled to be converted. In addition, 600,000 shares of Series B preferred stock of the Company have been reserved for future issuance to TPR in connection with an agreement with TPR (agreement continued in full force and effect from InterActive Inc.) in which TPR would exchange $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of Series B preferred stock if certain conditions in the agreement are satisfied.

NOTE  4.     SETTLEMENT  OF  LIABILITIES

In fiscal year 2001, the Company issued 100,000 shares of common stock to a related party to settle certain accounts payable totaling $10,500. No gain was recognized on the settlement of this obligation. In fiscal year 2000, the Company issued 150,000 shares of common stock (of which 100,000 shares were issued to a related party, including shareholders) to settle certain accounts payable totaling $4,500. No gain was recognized on the settlement of these obligations.

Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several judgments against it and more threatened as a result of its inability to pay its obligations to its unsecured creditors. The Company follows the practice of writing off accounts payable when extinguished under the statute of limitations.

NOTE  5.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

At September 30, 2001 and 2000, the Company has a $500,000 note payable to TPR that is due on demand. This note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan in a prior year, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of September 30, 2001) and is secured by substantially all assets of the Company. Accrued interest payable in the accompanying balance sheets includes $543,655 and $412,094, respectively, at September 30, 2001 and 2000 of accrued interest due to TPR under the demand note discussed above. TPR has an agreement with the Company in which TPR would exchange the $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of Series B preferred stock if certain conditions in the agreement are satisfied.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  5.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

Long-term  debt  consists  of  the  following  at  September  30, 2001 and 2000:

                                                                2001         2000
                                                             -----------  -----------
0% Settlement payable, due in monthly installments of $167
  through March 2001, and monthly installments of $500
  thereafter through March 2008                              $   39,000   $   43,000
15% Note, due November 30, 1995, collateralized
  by substantially all assets of the Company                     20,000       20,000
                                                             -----------  -----------
                                                                 59,000       63,000
Less current maturities                                          26,000       24,000
                                                             -----------  -----------
                                                             $   33,000   $   39,000
                                                             ===========  ===========

An accounts payable amount of $62,712 due as of September 30, 1997, was restructured through an agreed settlement in which interest in the amount of $16,509 was forgiven, with the balance converted to a long term settlement payable. If the Company fails to comply with the terms of the settlement, then the entire unpaid obligation under the settlement plus the abated interest of $16,509 will be due and payable immediately. Accordingly, the $16,509 is included in the accompanying balance sheets in accrued expenses as of September 30, 2001 and 2000.

Aggregate maturities on long term debt as September 30, 2001 are due in future years as follows: 2002 $26,000; 2003 $6,000; 2004 $6,000; 2005 $6,000; 2006
$6,000;  and  thereafter  $9,000.

It is not practicable to estimate the fair value of the notes payable and long-term debt obligations noted above due to the credit position of the Company and its inability to obtain financing from any lender other than related parties.

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  6.     INCOME  TAX  MATTERS

Net deferred tax assets consist of the following components as of September 30, 2001 and 2000:

                                                           2001         2000
                                                        -----------  -----------
Deferred tax assets:
  Operating loss carryforward                            $2,634,300   $2,576,174
  Inventory                                                 206,128      204,113
  Tax credit carryforward                                    15,269       15,269
  Property and equipment                                     13,653       11,138
  Accrued expenses                                            3,598          340
                                                        -----------  -----------
                                                          2,872,948    2,807,034
  Less valuation allowance                                2,872,948    2,807,034
                                                        -----------  -----------
                                                        $        -   $        -
                                                        ===========  ===========

The Company recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 2001, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,748,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2021.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax (loss) from continuing operations for the years ended September 30, 2001 and 2000 due to the following:

                                                           2001         2000
                                                        -----------  -----------
Computed "expected" tax (credits)                       $  (65,037)  $  (48,144)
Increase (decrease) in income taxes resulting from:
  Change in valuation allowance                             65,914       43,131
  Other, net                                                  (877)       5,013
                                                        -----------  -----------
                                                        $        -   $        -
                                                        ===========  ===========

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  7.     RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE

During 2001 and 2000, the Company incurred $4,621 and $13,539, respectively, for sales commissions to officers of the Company. During 2000, the Company incurred $10,500 for services provided by the Company's chief executive officer.

NOTE  8.     STOCK  OPTIONS
The Company has three incentive stock option plans, two of which were in place at September 30, 2000 (Existing Plans). A total of 133,333 options are available under the Existing Plans to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors and vest with the option holder over a 48 or 36 month period of continuous service with the Company. The option price is established by the Board of Directors, but at a price not less than fair market value for incentive stock options and a price not less than 85% of fair market value for nonstatutory stock options.

In addition to the Existing Plans, the Board of Directors of the Company adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the common stock of the Company may be granted. No options had been granted pursuant to this plan as of September 30, 2001.

During the year ended September 30, 2001, no options were granted or exercised and 39,000 options were forfeited. During the year ended September 30, 2000, no options were granted, exercised or forfeited. Accordingly, at September 30, 2001 and 2000, 44,834 and 83,834 options, respectively, were outstanding at a weighted average exercise price of $.27 and $.26, respectively.

Fixed options outstanding at September 30, 2001 are summarized as follows:

                                Options Outstanding      Options Exercisable
                             ------------------------  ----------------------
                                                        Remaining
                             Number         Number     Contractual  Exercise
                             Outstanding  Exercisable     Life        Price
                             -----------  -----------  -----------  ---------
                             3,000              3,000      2 years  $    0.25
                             18,000            18,000      4 years       0.25
                             5,334              5,334      4 years       0.25
                             4,000              4,000      4 years       0.25
                             14,500            14,500      5 years       0.32
                             -----------  -----------
                             44,834            44,834
                             ===========  ===========

INTERACTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  9.     MAJOR  CUSTOMERS

A major customer is defined as a customer to whom sales greater than 10% were made during the period. Sales to three customers amounted to $5,120, $2,000 and $1,350, respectively, and comprised 91% of the net sales for the year ended September 30, 2001. Sales to two customers amounted to $10,075 and $6,656, respectively, and comprised 67% of the net sales for the year ended September 30, 2000.

NOTE 10.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                           2001         2000
                                                        -----------  -----------
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Issuance of common stock for satisfaction of
      liabilities: Accounts payable, related parties    $   10,500   $    3,000
        Accounts payable                                         -        1,500