Form 10QSB
period 2001-12-31
INTERACTIVE INC
filed 2002-02-13
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------    -------------

                       Commission file number:  000-21898


                            INTERACTIVE GROUP, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          South Dakota                                    46-0408024
   -------------------------------                    ------------------
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

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,276,039 shares at February 7, 2002
                                          --------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes    No  X

                             INTERACTIVE GROUP, INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                                                                Page(s)
                                                                                -------

     Balance Sheets - December 31, 2001 and September 30, 2001                        3

     Statements of Operations - Three Months Ended December 31, 2001 and 2000         4

     Statement of Stockholders' Deficit - Three Months Ended December 31, 2001        5

     Statements of Cash Flows - Three Months Ended December 31, 2001 and 2000         6

     Notes to Financial Statements                                                  7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                      9-10


                              PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                             10

                                           INTERACTIVE GROUP, INC.

                                                BALANCE SHEETS

                                                                                    12/31/2001    9/30/2001
ASSETS                                                                               Unaudited
                                                                                   ------------  ------------
Current Assets
  Cash                                                                             $     2,007   $       271
  Accounts receivable                                                                    1,352           640
  Inventories                                                                            5,865         5,925
  Land, building and improvements held for sale                                         38,395        38,395
  Prepaid expenses and other assets                                                        578           628
                                                                                   ------------  ------------
           Total current assets                                                         48,197        45,859
                                                                                   ------------  ------------

Equipment, less accumulated deprecation of $10,610 and $10,573
  at December 31, 2001 and September 30, 2001                                              409           446
                                                                                   ------------  ------------
                                                                                           409           446
                                                                                   ------------  ------------
                    Total assets                                                   $    48,606   $    46,305
                                                                                   ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                                     $   500,000   $   500,000
  Current maturities of long-term debt                                                  26,000        26,000
  Accounts payable                                                                       7,614         8,789
  Accounts payable, related parties                                                    200,836       171,238
  Accrued expenses                                                                      70,471        67,777
  Accrued expenses, related parties                                                    579,409       543,975
                                                                                   ------------  ------------
           Total current liabilities                                                 1,384,330     1,317,779
                                                                                   ------------  ------------

Long-term debt, less current maturities                                                 32,000        33,000
                                                                                   ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;  issued and outstanding 2,000,000 shares; liquidation preference of
    outstanding shares at December 31, 2001 of $300,000                                  2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                              5,276         5,276
  Additional paid-in capital                                                         8,054,967     8,054,967
  Accumulated deficit                                                               (9,429,967)   (9,366,717)
                                                                                   ------------  ------------
                    Total stockholders' deficit                                     (1,367,724)   (1,304,474)
                                                                                   ------------  ------------
                    Total liabilities and stockholders' deficit                    $    48,606   $    46,305
                                                                                   ============  ============

See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.

                            STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                 2001        2000
                                              ----------  ----------
Net sales                                     $   1,352   $   5,200
Cost of goods sold                                   60         180
                                              ----------  ----------
            Gross profit                          1,292       5,020
                                              ----------  ----------

Operating expenses
    Selling                                       3,413       4,938
    General and administrative                   23,624      35,437
                                              ----------  ----------
                                                 27,037      40,375
                                              ----------  ----------
            Operating (loss)                    (25,745)    (35,355)
                                              ----------  ----------

Nonoperating income (expense):
  Write off of accounts payable                       0      27,247
  Interest expense                              (38,019)    (33,198)
  Other income, net                                 514         468
                                              ----------  ----------
                                                (37,505)     (5,483)
                                              ----------  ----------
(Loss) before income taxes                      (63,250)    (40,838)
  Income tax expense (benefit)                        0           0
                                              ----------  ----------
             Net (loss)                        ($63,250)   ($40,838)
                                              ==========  ==========

Loss per common share                            ($0.01)     ($0.01)
                                              ==========  ==========

See Notes to Financial Statements.

                                  INTERACTIVE GROUP, INC.

                            STATEMENT OF STOCKHOLDERS' DEFICIT
                           Three months ended December 31, 2001
                                        (Unaudited)


                               Series A             Additional
                              Preferred   Common     Paid-in    Accumulated
                                Stock      Stock     Capital      Deficit        Total
                              ----------  -------  -----------  ------------  ------------
Balance, September 30, 2001   $    2,000  $ 5,276  $ 8,054,967  ($9,366,717)  ($1,304,474)
  Net (loss)                           -        -            -      (63,250)      (63,250)

                              ----------  -------  -----------  ------------  ------------
Balance, December 31, 2001    $    2,000  $ 5,276  $ 8,054,967  ($9,429,967)  ($1,367,724)
                              ==========  =======  ===========  ============  ============

See Notes to Financial Statements.

                                          INTERACTIVE GROUP, INC.

                                         STATEMENTS OF CASH FLOWS
                               Three Months Ended December 31, 2001 and 2000
                                                (Unaudited)

                                                                                       2001        2000
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                         ($63,250)   ($40,838)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation                                                                           37       2,341

    Change in assets and liabilities:
      (Increase) in receivables                                                          (712)       (960)
      Decrease in inventories                                                              60         180
      Decrease in prepaid expenses and other assets                                        50         200
      (Decrease) in accounts payable                                                   (1,175)    (12,327)
      Increase in accrued expenses                                                     38,128      32,519
                                                                                    ----------  ----------
        Net cash (used in) operating activities                                       (26,862)    (18,885)
                                                                                    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                                          29,598      17,689
  Principal payments on long term debt                                                 (1,000)       (500)
                                                                                    ----------  ----------
        Net cash provided by financing activities                                      28,598      17,189
                                                                                    ----------  ----------

          Net increase (decrease) in cash                                               1,736      (1,696)

CASH
Beginning                                                                                 271       1,952
                                                                                    ----------  ----------

Ending                                                                              $   2,007   $     256
                                                                                    ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                                                        $       0   $       0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Issuance of common stock for satisfaction of accounts payable                             -   $  10,500

See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results expected for the entire year.

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

At December 31, 2001, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,811,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2021. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the three months ended December 31, 2001 and 2000. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three months ended December 31, 2001, because to do so would have been antidilutive, are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three months ended December 31, 2000, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series B preferred stock, 226,010 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the three months ended December 31, 2001 and 2000 was 5,276,039 and 5,144,747,
respectively.

NOTE  4.     NOTES  PAYABLE

At December 31, 2001 and September 30, 2001, the Company had a $500,000 note payable to Torrey Pines Research, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

NOTE  5.     MANAGEMENT'S  PLANS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at December 31, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans.
There can be no assurance that TPR will provide such assistance or any other support to the Company.

NOTE  6.     CAPITAL  STOCK  AND  REINCORPORATION

On January 19, 2001, InterActive Inc.'s shareholders approved a proposal to change InterActive Inc.'s state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging InterActive Inc. into a wholly-owned Delaware subsidiary, InterActive Group,
Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of InterActive Inc.'s common stock at the Reincorporation date (5,162,138 total shares) were automatically converted on a one-for-one basis into shares of the common stock of the Company, and each share of InterActive Inc.'s series A preferred stock (113,901 total shares) was converted automatically into one share of the common stock of the Company. In addition, all outstanding options and warrants to purchase shares of InterActive Inc.'s common stock (83,834 shares issuable upon the exercise of options and 1,000,000 shares issuable upon the exercise of stock warrants) were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of the Company, at the same price per share and on the same terms and conditions. InterActive Inc.'s outstanding series B preferred stock (2,000,000 total shares) was also converted automatically as a consequence of the Reincorporation into an equal number of shares of series A preferred stock of the Company having the same rights, preferences, privileges and restrictions as InterActive Inc.'s outstanding series B preferred stock formerly had.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue. Net sales for the three months ended December 31, 2001 and 2000 were $1,352 and $5,200, respectively. The Company's decrease in sales is attributable to less demand for its SoundXchange product.

     Gross Profit. Gross profit decreased 74% to $1,292 for the three months ended December 31, 2001 from $5,200 for the three months ended December 31, 2000, as a result of the lower level of sales.

     Selling expenses. Selling expenses for the three months ended December 31, 2001 and 2000 were $3,000 and $5,000, respectively. The decrease in selling expenses was primarily due to decreased emphasis on sales of the Company's SoundXchange products during the period.

     General and administrative. General and administrative expenses for the three months ended December 31, 2001 and 2000 were $24,000 and $35,000, respectively. The decrease in the three month period ended December 31, 2001 from same period in the previous year is primarily due to an increased effort on the Company's behalf to decrease expenses.

     Depreciation. Depreciation expense for the three months ended December 31, 2001 and 2000 was $37 and $2,000, respectively. The decrease in depreciation expense was mainly due to reclassifying land, building, and improvements as held for sale during fiscal year 2001 and the ceasing of depreciation on such assets at that time.

     Nonoperating (expense). Nonoperating (expense) for the three months ended December 31, 2001 and 2000 was ($38,000) and ($5,000) respectively. The increase in nonoperating expense is mainly due to the decrease in the write off of accounts payable.

     Net Loss. The Company suffered a net loss for the three months ended December 31, 2001 of $63,000 or $0.01 per share on 5,276,039 weighted average shares outstanding compared to a net loss for the three months ended December 31, 2000 of $41,000 or $0.01 per share on 5,144,747 weighted average shares outstanding. The increase in net loss compared to the same period in 2000 was primarily due to the write off of accounts payable recorded as income in 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at December 31, 2001. In addition, the Company has total stockholders' deficit of $1,367,724 as of December 31, 2001. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by providing Internet consulting services with the assistance of TPR and generating cash through private investments or loans. There can be no assurance that TPR will provide such assistance or any other support to the Company. The Company has several judgments against it and more had been threatened as a result of the Company's inability to pay its obligations to its unsecured creditors.

     Management believes that the largest challenges that the Company will confront are in its attempt to achieve increases in revenues and profitability in the future. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.


                          PART II     OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company has at December 31, 2001 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and is collateralized by substantially all assets of the Company and subordinated to certain senior secured debt. The note bears interest at the rate of 15% and has accrued interest of $41,905 at December 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 10, 2002               INTERACTIVE GROUP, INC.


                                       /s/  Robert Stahl
                                       ------------------------
                                       Robert Stahl
                                       President, Secretary