Form 10QSB
period 2002-03-31
INTERACTIVE GROUP INC
filed 2002-05-20
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarterly  period  ended:  March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________ to _____________

                       Commission file number:  000-21898


                            INTERACTIVE GROUP, INC.
     ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      46-0408024
      -------------------------------                    --------------------
      (state or other jurisdiction of                    (IRS Employer ID No)
      incorporation or organization)

                        204 N. Main, Humboldt, SD  57035
     ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (605) 363-5117
     ------------------------------------------------------------------------
                            Issuer's telephone number
                                      N/A
     ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X . . No . . .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   5,276,039 shares at May 13, 2002
                                           ------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                                 INTERACTIVE GROUP, INC.
                                    TABLE OF CONTENTS

                              PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                                                                  Page(s)
                                                                                  -------

  Balance Sheets - March 31, 2002 and September 30, 2001                               3

  Statements of Operations - Six and Three Months Ended March 31, 2002 and 2001        4

  Statement of Stockholders' Deficit - Six Months Ended March 31, 2002                 5

  Statements of Cash Flows - Six Months Ended March 31, 2002 and 2001                  6

  Notes to Financial Statements                                                       7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                              9-10


                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                              10

                                       INTERACTIVE GROUP, INC.

                                            BALANCE SHEETS

                                                                           3/31/2002
ASSETS                                                                      Unaudited     9/30/2001
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $     2,881   $       271
  Accounts receivable                                                               72           640
  Inventories                                                                    5,850         5,925
  Prepaid expenses and other assets                                                858           628
  Land, building and improvements held for sale                                 38,395        38,395
                                                                           ------------  ------------
          Total current assets                                                  48,056        45,859
                                                                           ------------  ------------

Property and Equipment, at cost
  Equipment, less accumulated depreciation of $10,675 and $10,573
    at March 31, 2002 and September 30, 2001                                     2,019           446
                                                                           ------------  ------------
          Total assets                                                     $    50,075   $    46,305
                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related party                                             $   500,000   $   500,000
  Current maturities of long-term debt                                           6,000        26,000
  Accounts payable                                                              22,394         8,789
  Accounts payable, related parties                                            220,764       171,238
  Accrued expenses                                                              31,914        67,777
  Accrued expenses, related parties                                            616,380       543,975
                                                                           ------------  ------------
          Total current liabilities                                          1,397,452     1,317,779
                                                                           ------------  ------------

  Long-term Debt, less current maturities                                       30,500        33,000
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;
    issued and outstanding 2,000,000 shares; liquidation preference of
    outstanding shares at March 31, 2002 of $300,000                             2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                      5,276         5,276
  Additional paid-in capital                                                 8,054,967     8,054,967
  Accumulated deficit                                                       (9,440,120)   (9,366,717)
                                                                           ------------  ------------
          Total stockholders' deficit                                       (1,377,877)   (1,304,474)
                                                                           ------------  ------------
          Total liabilities and stockholders' deficit                      $    50,075   $    46,305
                                                                           ============  ============


See  Notes  to  Financial  Statements.

                                     INTERACTIVE GROUP, INC.

                                    STATEMENTS OF OPERATIONS
                       Six and Three Months Ended March 31, 2002 and 2001
                                           (Unaudited)


                                    Six months ended March 31,     Three months ended March 31,
                                       2002            2001            2002            2001
                                  --------------  --------------  --------------  --------------
Net sales                         $       1,907   $       5,295   $         555   $          95
Cost of goods sold                           75             186              15               6
                                  --------------  --------------  --------------  --------------
          Gross profit                    1,832           5,109             540              89
                                  --------------  --------------  --------------  --------------

Operating expenses
  Selling                                10,770          13,237           7,357           8,299
  General and administrative             39,234          52,756          15,610          17,319
                                  --------------  --------------  --------------  --------------
                                         50,004          65,993          22,967          25,618
                                  --------------  --------------  --------------  --------------
          Operating (loss)              (48,172)        (60,884)        (22,427)        (25,529)
                                  --------------  --------------  --------------  --------------

Nonoperating income (expense):
  Write off of accounts payable
    and debt, net                        48,856          34,658          48,856           7,411
  Interest expense                      (74,991)        (67,541)        (36,972)        (34,343)
  Other income, net                         904           1,540             390           1,072
                                  --------------  --------------  --------------  --------------
                                        (25,231)        (31,343)         12,274         (25,860)
                                  --------------  --------------  --------------  --------------
(Loss) before income taxes              (73,403)        (92,227)        (10,153)        (51,389)
                                  --------------  --------------  --------------  --------------
  Income tax expense (benefit)                0               0               0               0
                                  --------------  --------------  --------------  --------------
           Net (loss)             $     (73,403)  $     (92,227)  $     (10,153)  $     (51,389)
                                  ==============  ==============  ==============  ==============

Loss per common share             $       (0.01)  $       (0.02)  $        0.00   $       (0.01)
                                  ==============  ==============  ==============  ==============


See Notes to Financial Statements.

                                                 INTERACTIVE GROUP, INC.

                                           STATEMENT OF STOCKHOLDERS' DEFICIT
                                             Six months ended March 31, 2002
                                                       (Unaudited)



                               Series A Preferred                   Additional Paid-in   Accumulated
                                      Stock         Common Stock         Capital           Deficit        Total
                               -------------------  -------------  -------------------  -------------  ------------
Balance, September 30, 2001    $             2,000  $       5,276  $         8,054,967  $ (9,366,717)  $(1,304,474)
  Net loss                                       -              -                    -       (73,403)      (73,403)
                               -------------------  -------------  -------------------  -------------  ------------
Balance, March 31, 2002        $             2,000  $       5,276  $         8,054,967  $ (9,440,120)  $(1,377,877)
                               ===================  =============  ===================  =============  ============




See Notes to Financial Statements.

                                       INTERACTIVE GROUP, INC.

                                      STATEMENTS OF CASH FLOWS
                              Six Months Ended March 31, 2002 and 2001
                                             (Unaudited)

                                                                    2002       2001
                                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(73,403)  $(92,227)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                                       102      4,115
    Write off of accounts payable and debt, net                    (48,856)   (34,658)
    Change in assets and liabilities:
      Decrease in accounts receivable                                  568      1,280
      Decrease in inventories                                           75        186
      (Increase) in prepaid expenses and other assets                 (230)      (429)
      Increase in accounts payable                                     556      1,907
      Increase in accrued expenses                                  78,447     68,075
                                                                  ---------  ---------
        Net cash (used in) operating activities                    (42,741)   (51,751)
                                                                  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (1,675)         -
                                                                  ---------  ---------
         Net cash (used in) investing activities                    (1,675)         -

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                       49,526     51,041
  Principal payments on long-term debt                              (2,500)    (1,000)
                                                                  ---------  ---------
        Net cash provided by financing activities                   47,026     50,041
                                                                  ---------  ---------

          Net increase (decrease) in cash                            2,610     (1,710)

CASH
Beginning                                                              271      1,952
                                                                  ---------  ---------

Ending                                                            $  2,881   $    242
                                                                  =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                      $      -   $      -
    Income tax                                                           -          -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Issuance of common stock for satisfaction of accounts payable   $      -   $ 10,500


See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.   INTERIM FINANCIAL STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended March 31, 2002, are not necessarily indicative of the results expected for the entire year.

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

At March 31, 2002, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,884,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2022. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE 3.   LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the six and three months ended March 31, 2002 and 2001. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 2002, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six month and three month periods ended March 31, 2001, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 83,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic
(loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the six and three months ended March 31, 2002 are 5,276,039 and for the six and three months ended March 31, 2001 are 5,198,407 and 5,253,259 respectively.

NOTE 4.   NOTES  PAYABLE

At March 31, 2002 and September 30, 2001, the Company had a $500,000 note payable to Old TPR, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

NOTE 5.   MANAGEMENT'S  PLANS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by developing a security products division with the assistance of TPR Group (TPRG), a related party. In April 2002, the Company announced that it has created a Carlsbad Security Products Division (CSPD). This division was formed to develop, market and sell networked monitoring and security systems. These systems will incorporate third party security components, such as digital video recorders and video cameras, together with the Company's SoundXchange products and proprietary software. The Company has signed agreements with three independent sales consultants, which are expected to assist the Company in exchange for stock options of the Company to build sales and support capabilities for InterActive's networked monitoring and security systems. Additionally, the Company has entered into an agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note matures April 20, 2003, unless previously converted. At the time of conversion, the loan would be converted into Company stock, at a number of shares agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. The Company will also continue efforts to generate cash through private investments or loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenue. Net sales were $555 and $1,907 for the three and six months ended March 31, 2002 compared to $95 and $5,295 for the three and six month period ended March 31, 2001. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange Model K.

     Gross Profit. Gross profit increased 506% to $540 for the three months ended March 31, 2002 from $89 for the three months ended March 31, 2001. Gross profit decreased 64% to $1,832 for the six months ended March 31, 2002 from $5,109 for the six months ended March 31, 2001. The increase in the three month period ended March 31, 2002 was due to an increase in sales of the Model K product with its higher gross profit margin and the overall decrease in gross profit for the six month period was due to the sales of product with a lower gross profit margin.

     Selling expenses. Selling expenses decreased to $7,357 for the three months ended March 31, 2002 from $8,299 for the three months ended March 31, 2001. Selling expenses decreased to $10,770 for the six months ended March 31, 2002 from $13,237 for the six months ended March 31, 2001. This decrease was primarily due to less emphasis on sales of the SoundXchange product.

     General and administrative. General and administrative expenses were $15,610 and $39,234 for the three and six months ended March 31, 2002 and $17,319 and $52,756 for the three and six months ended March 31, 2001. The decrease from the previous periods is primarily due to an increased effort on the Company's behalf to decrease expenses.

     Depreciation. Depreciation expense for the three months ended March 31, 2002 and 2001 was $65 and $1,774, respectively. Depreciation expense for the six months ended March 31, 2002 and 2001 was $102 and $4,115, respectively. The decrease in depreciation expense was mainly due to reclassifying land, building, and improvements as held for sale during fiscal year 2001 and the ceasing of depreciation on such assets at that time.

     Nonoperating income (expense). Nonoperating income (expense) for the three months ended March 31, 2002 and March 31, 2001 was $12,274 and ($25,860),
respectively. Nonoperating (expense) for the six months ended March 31, 2002 and 2001 was ($25,231) and ($31,343), respectively. The decrease in nonoperating expense is mainly due to a write off of a convertible note. Any action to enforce the payment of the convertible note must have been commenced prior to December 1, 2001.

     Net Loss. Net loss for the three months ended March 31, 2002 was $10,153 or $0.00 per share compared to a net loss for the three months ended March 31, 2001 of $51,389 or ($0.01) per share. Net loss for the six months ended March 31, 2002 was $73,403 or ($0.01) per share compared to a net loss for the six months ended March 31, 2001 of $92,227 or ($0.02) per share. The decrease in losses was due largely to a write off of a convertible note payable which is included in non-operating income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at March 31, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by developing a security products division with the assistance of TPRG. In April 2002, the Company announced that it has created CSPD. This division was formed to develop, market and sell networked monitoring and security systems. These systems will incorporate third party security components, such as digital video recorders and video cameras, together with the Company's SoundXchange products and proprietary software. The Company has signed agreements with three independent sales consultants, which are expected to assist the Company in exchange for stock options of the Company to build sales and support capabilities for InterActive's networked monitoring and security systems. Additionally, the Company has entered into an agreement with Bluestem, a related party. Under the terms of the subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note matures April 20, 2003, unless previously converted. At that time, the loan would be converted into Company stock, at a number of shares agreed upon by the parties. Repayment of the bridge loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. The Company will also continue efforts to generate cash through private investments or loans.

     The Company has approximately $14,000 in past due accounts payable with judgments against these amounts. The Company is in the process of negotiating to try to resolve these debts and corresponding judgments. The Company has also been notified of the expiration of right of redemption effective June 4, 2002 for non-payment of property taxes on its real estate in the approximate amount of $9,500. The Company intends to exercise it's right of redemption prior to the expiration date.

     Management believes that the largest challenges that the Company will confront are in its attempt to achieve increases in revenues and profitability in the future. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.


                         PART II.     OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company had at December 31, 2001 a note in the amount of $20,000, which was due to an individual on November 30, 1995 and was collateralized by substantially all assets of the Company and subordinated to certain senior secured debt. The note bore interest at the rate of 15% and had accrued interest of $41,905 at December 31, 2001. At March 31, 2002, the Company has written off this note and related accrued interest, as the note can no longer be enforced. Any action to enforce the payment of the note must have been commenced prior to December 1, 2001. The amount written off is included in non-operating income at March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  May 14, 2002                 INTERACTIVE  INC.


                                          /s/  Robert  Stahl
                                          -------------------------
                                          Robert  Stahl
                                          President  and  Secretary