Form 10QSB
period 2002-06-30
INTERACTIVE GROUP INC
filed 2002-08-19
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number: 000-21898


                            INTERACTIVE GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                           46-0408024
--------------------------------------            ------------------------------
(state or other jurisdiction of                         (IRS Employer ID No)
incorporation or organization)

                        204 N. Main, Humboldt, SD 57035
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (605) 363-5117
--------------------------------------------------------------------------------
                            Issuer's telephone number

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. . No.. .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,276,039 shares at August 10, 2002
                                            -----------------------------------

Transitional Small Business Disclosure Format (Check one):   Yes      No   X
                                                                 ---      ---

                             INTERACTIVE GROUP, INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                                                               Page(s)
                                                                               -------
Balance Sheets -June 30, 2002 and September 30, 2001                                 3

Statements of Operations - Nine and Three Months Ended June 30, 2002 and 2001        4

Statement of Stockholders' Deficit - Nine Months Ended June 30, 2002                 5

Statements of Cash Flows - Nine Months Ended June 30, 2002 and 2001                  6

Notes to Financial Statements                                                      7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                           9-10


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           10

                                            INTERACTIVE GROUP, INC.

                                                 BALANCE SHEETS


ASSETS                                                                      6/30/2002  Unaudited    9/30/2001
                                                                           ----------------------  ------------
Current Assets
  Cash                                                                     $              56,781   $       271
  Accounts receivable                                                                         72           640
  Inventories                                                                             12,336         5,925
  Prepaid expenses and other assets                                                          493           628
  Land, building and improvements held for sale                                                -        38,395
                                                                           ----------------------  ------------
           Total current assets                                                           69,682        45,859
                                                                           ----------------------  ------------

Property and Equipment, at cost
  Land, building and improvements less accumulated depreciation of
    $70,119 at June 30, 2002                                                              33,521             -
  Equipment, less accumulated depreciation of $10,821 and $10,573
    at June 30, 2002 and September 30, 2001                                                1,883           446
                                                                           ----------------------  ------------
                                                                                          35,404           446
                                                                           ----------------------  ------------
           Total assets                                                    $             105,086   $    46,305
                                                                           ======================  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related parties                                           $             600,000   $   500,000
  Current maturities of long-term debt                                                     6,000        26,000
  Accounts payable                                                                        21,672         8,789
  Accounts payable, related parties                                                      225,179       171,238
  Accrued expenses                                                                        28,398        67,777
  Accrued expenses, related parties                                                      660,797       543,975
                                                                           ----------------------  ------------
           Total current liabilities                                                   1,542,046     1,317,779
                                                                           ----------------------  ------------

  Long-term Debt, less current maturities                                                 29,000        33,000
                                                                           ----------------------  ------------
Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;
    issued and outstanding 2,000,000 shares; liquidation preference
     at June 30, 2002 of $300,000                                                          2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                                5,276         5,276
  Additional paid-in capital                                                           8,054,967     8,054,967
  Accumulated deficit                                                                 (9,528,203)   (9,366,717)
                                                                           ----------------------  ------------
           Total stockholders' deficit                                                (1,465,960)   (1,304,474)
                                                                           ----------------------  ------------
           Total liabilities and stockholders' deficit                     $             105,086   $    46,305
                                                                           ======================  ============


See Notes to Financial Statements.

                                       INTERACTIVE GROUP, INC.

                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                                   Nine months ended June 30, 2002
                                             (Unaudited)



                                                        Additional
                                 Series A      Common     Paid-in     Accumulated
                             Preferred Stock    Stock     Capital       Deficit        Total
                             ----------------  -------  -----------  -------------  ------------
Balance, September 30, 2001  $          2,000  $ 5,276  $ 8,054,967  $ (9,366,717)  $(1,304,474)
  Net loss                                  -        -            -      (161,486)     (161,486)

Balance, June 30, 2002       $          2,000  $ 5,276  $ 8,054,967  $ (9,528,203)  $(1,465,960)
                             ================  =======  ===========  =============  ============

                                    INTERACTIVE GROUP, INC.

                                    STATEMENTS OF OPERATIONS
                       Nine and Three Months Ended June 30, 2002 and 2001
                                          (Unaudited)


                                       Nine months ended June 30,   Three months ended June 30,
                                         2002           2001           2002           2001
                                     -------------  -------------  -------------  -------------
Net sales                            $      2,177   $      8,592   $        270   $      3,297
Cost of goods sold                             84            336              9            150
                                     -------------  -------------  -------------  -------------
            Gross profit                    2,093          8,256            261          3,147
                                     -------------  -------------  -------------  -------------

Operating expenses
  Selling                                  30,392         19,913         19,622          6,676
  General and administrative               68,744         64,745         29,510         11,989
                                     -------------  -------------  -------------  -------------
                                           99,136         84,658         49,132         18,665
                                     -------------  -------------  -------------  -------------
            Operating (loss)              (97,043)       (76,402)       (48,871)       (15,518)
                                     -------------  -------------  -------------  -------------

Nonoperating income (expense):
  Write off of accounts payable
    and debt, net                          51,626         52,921          2,770         18,263
  Interest expense                       (117,142)      (102,959)       (42,151)       (35,418)
  Other income, net                         1,073          1,565            169             25
                                     -------------  -------------  -------------  -------------
                                          (64,443)       (48,473)       (39,212)       (17,130)
                                     -------------  -------------  -------------  -------------
(Loss) before income taxes               (161,486)      (124,875)       (88,083)       (32,648)
  Income tax expense (benefit)                  0              0              0              0
                                     -------------  -------------  -------------  -------------
           Net (loss)                $   (161,486)  $   (124,875)  $    (88,083)  $    (32,648)
                                     =============  =============  =============  =============

Loss per common share                $      (0.03)  $      (0.02)  $      (0.02)  $      (0.01)
                                     =============  =============  =============  =============

See Notes to Financial Statements.

                                      INTERACTIVE GROUP, INC.

                                     STATEMENTS OF CASH FLOWS
                             Nine Months Ended June 30, 2002 and 2001
                                            (Unaudited)


                                                                     2002        2001
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(161,486)  $(124,875)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                                      5,112       4,115
    Write off of accounts payable and debt, net                     (51,626)          -
    Change in assets and liabilities:
      Decrease in accounts receivable                                   568       1,280
      Decrease (increase) in inventories                             (6,411)        336
      Decrease in prepaid expenses and other assets                     135         478
      Increase (decrease) in accounts payable                        15,653     (51,581)
      Increase in accrued expenses                                  106,299     103,117
                                                                  ----------  ----------
        Net cash (used in) operating activities                     (91,756)    (67,130)
                                                                  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                 (1,675)          -
                                                                  ----------  ----------
        Net cash (used in) investing activities                      (1,675)          -
                                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                        53,941      68,671
  Proceeds from related party loan                                  100,000           -
  Principal payments on long-term debt                               (4,000)     (2,500)
                                                                  ----------  ----------
        Net cash provided by financing activities                   149,941      66,171
                                                                  ----------  ----------

          Net increase (decrease) in cash                            56,510        (959)

CASH
Beginning                                                               271       1,952
                                                                  ----------  ----------
Ending                                                            $  56,781   $     993
                                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                      $       -   $       -
    Income tax                                                            -           -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Issuance of common stock for satisfaction of accounts payable   $       -   $  10,500


See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine months ended June 30, 2002, are not necessarily indicative of the results expected for the entire year.

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

At June 30, 2002, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $8,038,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2008 through 2022. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June 30, 2002 and 2001. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 2002, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. In addition, the 3,800,000 stock options contingently issuable under the agreements with three independent sales consultants and any shares which may be issuable upon conversion of the Bluestem Capital Partners III Limited Partnership note payable described in Note 4, are not included in diluted earnings per share. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine month and three month periods ended June 30, 2001, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic
(loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 2002 and 2001were 5,276,039.

NOTE  4.     NOTES  PAYABLE

At June 30, 2002 and September 30, 2001, the Company had a $500,000 note payable to Old TPR, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR in a prior year on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

During fiscal 2002, the Company has entered into an agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 20, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company.

NOTE  5.     RECLASSIFICATION

The Company reclassified land, building and improvements from being held for sale to being held and used during the quarter ending June 30, 2002, and adjusted the carrying amount of the related assets to their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used.


NOTE  6.     MANAGEMENT'S  PLANS

The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by developing a security products division with the assistance of TPR Group (TPRG), a related party. In April 2002, the Company announced that it created a Carlsbad Security Products Division (CSPD). This division was formed to develop, market and sell networked monitoring and security systems. These systems incorporate third party security components, such as digital video recorders and video cameras, together with the Company's SoundXchange products and proprietary software. The Company has signed agreements with three independent sales consultants, which are expected to assist the Company in exchange for a total of 3,800,000 nonqualified stock options which are only exercisable upon the achievement of minimum gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant of the Company to build sales and support capabilities for InterActive's networked monitoring and security systems. The Company has recently begun marketing its two initial digital security systems, one targeted to POS (Point of Sale) markets and one targeted to markets requiring more sophisticated system integration of digital security products. The Company will also continue efforts to generate cash through private investments or loans.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
              RESULTS  OF  OPERATIONS


RESULTS  OF  OPERATIONS

     Revenue. Net sales were $270 and $2,177 for the three and nine months ended June 30, 2002 compared to $3,297 and $8,592 for the three and nine month period ended June 30, 2001. The Company's decrease in sales is attributable mainly to less emphasis on sales of its SoundXchange product.

     Gross Profit. Gross profit decreased 92% to $261 for the three months ended June 30, 2002 from $3,147 for the three months ended June 30, 2001. Gross profit decreased 75% to $2,093 for the nine months ended June 30, 2002 from $8,256 for the nine months ended June 30, 2001. The decrease in the three and nine month period ended June 30, 2002 was due to less emphasis on the sale of the Company's SoundXchange product during the period.

     Selling expenses. Selling expenses increased to $19,622 for the three months ended June 30, 2002 from $6,676 for the three months ended June 30, 2001. Selling expenses increased to $30,392 for the nine months ended June 30, 2002 from $19,913 for the nine months ended June 30, 2001. This increase was primarily due to the Company's efforts to begin selling digital security products. See also "Liquidity and Capital Resources" section below.

     General and administrative. General and administrative expenses were $29,510 and $68,744 for the three and nine months ended June 30, 2002 and $11,989 and $64,745 for the three and nine months ended June 30, 2001. The increase from the previous periods is primarily due to increased costs in support of the Company's efforts to enter new markets.

     Depreciation. Depreciation expense for the three months ended June 30, 2002 and 2001 was $5,011 and $0, respectively. Depreciation expense for the nine months ended June 30, 2002 and 2001 was $5,112 and $4,115, respectively. The increase in depreciation expense was mainly due to reclassifying land, building, and improvements from being held for sale to being held and used during the quarter ending June 30, 2002 and adjusting the carrying amount of the related assets to their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used.

     Nonoperating (expense). Nonoperating (expense) for the three months ended June 30, 2002 and June 30, 2001 was ($39,212) and ($17,130), respectively.
Nonoperating (expense) for the nine months ended June 30, 2002 and 2001 was ($64,443) and ($48,473), respectively. The increase in nonoperating expense is mainly due to an increase in interest expense to the Company as a result of the additional related party loan.

     Net Loss. Net loss for the three months ended June 30, 2002 was $80,583 or $0.02 per share compared to a net loss for the three months ended June 30, 2001 of $32,648 or ($0.01) per share. Net loss for the nine months ended June 30, 2002 was $153,986 or ($0.03) per share compared to a net loss for the nine months ended June 30, 2001 of $124,875 or ($0.02) per share. The increase in losses was due largely to increase in expense associated with the Company's effort to develop and market its new digital security related products.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has sustained operating losses for several years and its current liabilities exceeded current assets at June 30, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its existing debt requirements on a continuing basis. Management's plans in this regard are to increase its revenues by developing a security products division with the assistance of TPRG. In April 2002, the Company announced that it created Carlsbad Security Products Division. This division was formed to develop, market and sell networked monitoring and security systems. These systems incorporate third party security components, such as digital video recorders and video cameras, together with the Company's SoundXchange products and proprietary software. The Company has signed agreements with three independent sales consultants, which are expected to assist the Company, in exchange for a total of 3,800,000 nonqualified stock options which are only exercisable upon the achievement of minimum gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant of the Company to build sales and support capabilities for InterActive's networked monitoring and security systems. The Company has begun marketing its two initial digital security systems, one targeted to POS (Point of Sale) markets and one targeted to markets requiring more sophisticated system integration of digital security products. The Company will also continue efforts to generate cash through private investments or loans.
     During fiscal 2002, the Company has entered into an agreement with Bluestem, a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 20, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. The Company is in process of negotiating with related parties for future financing for the Company, There can be no assurance that these negotiations will be successful.

     The Company has approximately $9,000 in past due accounts payable with judgments against these amounts. The Company is in the process of negotiating to try to resolve these debts and corresponding judgments.

     Management believes that the largest challenges that the Company will confront are in its attempt to achieve increases in revenues and profitability in the future. While the Company is optimistic about the possibility of its overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

                           PART II.  OTHER INFORMATION

ITEM  6.EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.   EXHIBIT 99.1 PRINCIPAL OFFICERS CERTIFICATION

b. NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER FOR WHICH THIS REPORT IS FILED

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 15, 2002               INTERACTIVE  INC.


                                     /s/  Robert Stahl
                                     --------------------------
                                     Robert  Stahl
                                     President and Secretary