Form 10KSB
period 2002-09-30
INTERACTIVE GROUP INC
filed 2003-01-10
CIK 879407

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB



(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 2002.

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
Yes  X   No
     -      ---

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Indicate  by  checkmark  whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act  Yes      No  X
                                                     ---      ---

Issuer's revenue for its most recent fiscal year: $2,266.

The aggregate market value of the Company's outstanding Common stock held by non-affiliates was approximately $21,014, based upon the bid price of the Registrant's Common Stock on January 10, 2003.

As of January 10, 2003 there were 5,276,039 shares of the issuer's common stock outstanding.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     During fiscal year 2001, InterActive Inc. a South Dakota corporation, reincorporated in Delaware by merging into a newly formed and wholly-owned Delaware subsidiary, InterActive Group, Inc. InterActive Group, Inc. (the Company) is the surviving Company.

     Prior to 1995, InterActive Inc. ("InterActive") was engaged in providing computer consulting services and the development, manufacture and marketing, nationally and internationally, of computer software, systems and peripheral hardware products, including a line of SoundXchange products, that were designed to enable users to create and send messages across local area networks and wide area networks of personal computers. In fiscal 1994, InterActive substantially reduced its operations and, since that time, except for sporadic sales of SoundXchange products from existing inventories, has not conducted any significant operations. See Item 6, "Management's Discussion and Analysis or Plan of Operation." At present, the Company is not involved in the production of any products or providing services on a significant level.

     During 2002, the Company with the assistance of TPR Group, Inc. (together with its affiliated entities, "TPR"), a related party, created a Carlsbad Security Products Division (CSPD). This division was formed to develop, market and sell networked monitoring and security systems. These systems incorporate third party security components, such as digital video recorders and video cameras, together with the Company's SoundXchange products and proprietary software. Implementation of this plan will be necessary to generate all or a substantial portion of the income needed to achieve profitable operations in the future. However, there can be no assurance that the Company will be able to develop or successfully implement such strategy, nor that the Company will be able to achieve profitable operations in the near term, if at all.

     In connection with the establishment of the CSPD, InterActive secured a loan for $100,000 from Bluestem Capital Partners III Limited Partnership. The entire principal and all accrued interest on the loan at the rate of 10% per annum is due in April 2003. The proceeds from this loan have been used for the purposes of developing, marketing and selling the Company's networked security products. Proceeds were also used for developing a business plan for the Company's security products business and for general and administrative purposes. As of September 30, 2002, the Company had not yet sold any networked security products and has retained only $18,491 in cash from the proceeds of this loan. In order to pursue its security products plan, it will be necessary for the Company to seek additional equity and/or debt financing. There can be no assurance that the assistance provided by TPR will enable the Company to develop a profitable security products business, nor that any additional funds needed through private investments or loans will be available to the Company on acceptable terms, if at all.

     In 2002, the Company also entered into agreements with three independent sales consultants under which options for 3,800,000 shares of the Company's common stock were issued for their support in implementing the CSPD sales plan. These options vest only upon the achievement of certain gross margin targets. As of September 2002 no options had vested and 400,000 options had been forfeited (see Note 8 of the Financial Statements).

     The Company has sustained operating losses for several years. Continued operations of the Company are dependent on the Company's ability to generate future revenues that are sufficient for the Company to meet its existing debt obligations and finance new product and/or service developments and continuing operations. For these reasons, the report of the independent certified public accountants on the Company's audited financial statements included herein contains a paragraph stating that there is substantial doubt about the Company's ability to remain a going concern. See Item 7, "Audited Financial Statements." The Company has several judgments against it and more have been threatened as a result of its inability to pay its obligations to its unsecured creditors. See
Item  3  "Legal  Proceedings".

     As of September 30, 2002, the Company had one full time consultant engaged in finance and administrative operations. This consultant was previously an employee of the Company until December, 2001. The Company also has an agreement with an outside sales representative who receives commission on sales. This sales representative also is engaged in administration. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its consultant are excellent.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is delinquent on its interest payments on its secured note and a portion of its trade accounts payable. The Company has several judgments against it as a result of its inability to pay its obligations to its unsecured trade creditors. The judgments are all from unsecured creditors which the Company is no longer using for ongoing operations and any satisfaction of unsecured debt would only be made after the Company's obligations to its secured creditors are satisfied. Substantially all of the Company's accounts payable are several years past due, The Company follows the practice of writing off accounts payable, debt and related accrued interest when extinguished under the statute of limitations. While the Company does not expect that it will be forced into bankruptcy by its secured or unsecured creditors, there can be no assurance that this will not happen because of the Company's inability to meet its obligations to its remaining creditors. The Company believes that a liquidation of its assets would only satisfy a small portion of the Company's obligations to its secured creditors and provide nothing for the Company's unsecured creditors or its stockholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "IACG.OB".

     The following table sets forth the bid price of the Company's Common stock as of each period indicated as quoted on the OTC Bulletin Board.

                FY 2002        FY 2001
             -------------  -------------
              High    Low    High    Low
             -------  ----  -------  ----
1st Quarter      .02  .015     .125  .062
2nd Quarter      .03   .01     .062   .04
3rd Quarter      .08  .015      .06   .03
4th Quarter      .03  .005     .065  .025

     On September 30, 2002 there were approximately 433 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

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


ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Liquidity and Capital Resources

     The Company's inventory of SoundXchange hardware and security products components, which, as of September 30, 2002, accounted for 40% of the Company's current assets, is liquid only to the extent of the Company's sales of such products. The Company has made minor engineering changes in the SoundXchange product in order to be able to utilize the inventory for newly developing markets and the Company hopes to continue to be able to do so in the future.

     The Company has a net operating loss carryforward for tax purposes of approximately $7,985,000 and research and development tax credits carryforwards of approximately $15,000 at September 30, 2002. The Company will not be able to utilize any such credits unless it is able to achieve sufficient sales to generate taxable net income. Also, the amounts of the credits could be substantially limited if a change in control of the Company were to take place.

     The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at September 30, 2002 and 2001. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR, a related party, for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing, and then to attempt to sell the Company's current or additional security products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

     The Company does not intend to pay any unsecured debts until its obligations to its secured creditors are satisfied. Substantially all of the Company's accounts payable are several years past due. The Company follows the practice of writing off accounts payable, debt and related accrued interest when extinguished under the statute of limitations.

     For a description of the $100,000 short-term loan that was obtained by the Company during 2002 in connection with the establishment of the Carlsbad Security Products Division, and the cash proceeds therefrom that remained available to the Company as of September 30, 2002, see Item 1, "Description of Business."

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

COMPARISON  OF  FISCAL  YEARS  2001  AND  2002

     Revenue. Net sales for fiscal years 2002 and 2001 were $2,000 and $9,000, respectively. The Company's decrease in sales is attributable mainly to less demand for its SoundXchange product.

     Gross Profit. The gross margin for fiscal years 2002 and 2001 was 96% and 32%, respectively. The increase in gross margin is due to a write-down of inventory during 2001.

     Sales and marketing expenses. Sales and marketing expenses for fiscal 2002 and 2001 were $42,000 and $18,000, respectively. The increase in sales and marketing expense was largely due to an increased effort on the part of the Company to market its security products.

     General and administrative. General and administrative expenses for fiscal 2002 and 2001 were $102,000 and $92,000, respectively. The increase was primarily due to an increased administrative effort in support of the Company's security products division.

     Depreciation. Depreciation expense for fiscal 2002 and 2001 was $9,000 and $4,000. The increase in depreciation expense was mainly due to the reinstatement of recording depreciation on the building facility as the property was reclassified from being held for sale to being held for use during fiscal 2002.

     Nonoperating (Expense). Nonoperating (expense) for fiscal 2002 and 2001 was ($105,000) and ($79,000), respectively. The increase in nonoperating expense was due to an increase in interest expense.

     Net (Loss). The Company showed a net loss for fiscal 2002 of ($246,000) or ($0.05) per share on 5,276,039 weighted average shares outstanding compared to a net loss for fiscal 2001 of ($186,000) or ($0.04) per share on 5,237,329 weighted average shares outstanding. The increase in net loss in 2002 was largely due to a decrease in sales, an increase in expenses in the establishment of the Company's security products division and an increase in nonoperating expense.

     Management believes that the largest challenges that the Company will confront during 2003 are in its attempt to achieve increases in revenues and profitability during fiscal 2003. There can be no assurance that the Company will be able to achieve any or all of its objectives for fiscal 2003.

ITEM 7.   FINANCIAL  STATEMENTS

     The Audited Financial Statements are filed as part of this Annual Report on form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

     Robert Stahl, 45, has served as President, COO of the Company from November 1996. During 2001, he also assumed the office of Secretary of the Company. Mr. Stahl previously was Vice President of Sales for the Company. Mr. Stahl is co-founder and Vice President of CSS Ltd. (CSS) since its founding in 1989. He is also owner and operator of a family farm. From 1990 to 1995, Mr. Stahl was in charge of national sales for Medical Communications Software, a company involved in providing computer software to nursing homes nationally.

     William J Hanson, 55, has served as a director of the Company since October 1989. During fiscal 2002, he was appointed to the position of Vice-president. He was Chief Operating Officer of InterActive Inc. from October 1992 to December 1993. Mr. Hanson is a founder of Old TPR, Inc. and TPR Group, Inc. who are shareholders of the Company. Mr. Hanson serves on the Board of Directors of several privately held companies including: Old TPR, Inc., TPR Group, Inc., Torrey Pines Research, Inc., a subsidiary of TPR Group, Inc., AcuPrint, Inc., San Diego Magnetics, Inc., Eagle Manufacturing and Technolgy, Inc., and Pronto, Inc. He is CEO of Torrey Pines Research and of San Diego Magnetics. Mr. Hanson holds several patents related to laser printing technology. Mr. Hanson's prior experience includes engineering and management positions at Datagraphix (a General Dynamics subsidiary) and Xerox Corporation. Mr. Hanson holds a BSME degree from the New Jersey Institute of Technology.

     J. Randolph Sanders, 49, has served as a director of the Company since January 2001. He is the President of Torrey Pines Research, Inc. He serves on the Board of Directors of TPR Group, Inc., Old TPR, Inc., Torrey Pines Research, a subsidiary of TPR Group, Inc., and San Diego Magnetics, Inc. He is an expert in non-impact printing technology and holds several patents in this field. Mr. Sanders' prior experience includes engineering and management positions at Datagraphix (a former General dynamics subsidiary) and Burroughs Corporation. Mr. Sanders holds BSME and MSME degrees from the University of Florida.

     Paul Schock, 44, has served as a director of the Company since January 2001. He is a cofounder of Bluestem Capital Company, a South Dakota based venture capital firm. He serves on the Board of Directors of several companies, including: CoEv, Inc., Dakota Balance, Inc., and Fiksdal Motel. He was a director of InterActive Inc. from April 1991 to December 1994, and CFO from March 1993 to October 1993. Mr. Schock was President of Schock Financial Services, the pre-cursor of Bluestem Capital Company. He was CFO of American Western Corporation, a public manufacturing company in Sioux Falls, South Dakota. He also served as Vice President of First Bank Systems. Mr. Schock attended Stanford University and graduated magna cum laude from Augustana College with a degree in Business.

ITEM 10.  EXECUTIVE  COMPENSATION

EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three fiscal years ended September 30, 2002 by the Company's president. There were no other compensated executive officers of the Company. There were no executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2002 fiscal year.

                                                     Other     Restricted
Name &                                               Annual       Stock                         All Other
Principal                                           Compen-      Awards     Options/    LTIP     Compen-
Position              Year  Salary ($)  Bonus ($)  sation ($)      ($)       SAR (#)   Payouts   sation
--------------------  ----  ----------  ---------  ----------  -----------  ---------  -------  ---------

Robert Stahl          2002                                959
President, Secretary  2001                              4,621
                      2000                             11,520

STOCK  OPTION  PLANS

     Prior to the reincorporation of the Company in Delaware, the Board of Directors and shareholders of the Company had adopted and approved two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1993 Stock Option Plan (the "1993 Plan"), pursuant to which options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock (33,333 shares and 100,000 shares, respectively) could be granted to officers, directors and employees, and to consultants, vendors, customers and others expected to provide significant services to the Company. If an option granted under either the 1991 Plan or the 1993 Plan expired or terminated, the shares subject to any unexercised portion of that option would again become available for the issuance of further options under the applicable plan. Options could be granted under either plan which were intended to qualify as "incentive stock options" under
Section 422A of the Code ("Incentive Stock Options") or, alternatively, as stock options which would not so qualify ("Nonstatutory Options").

     The Board or a committee designated by the Board was empowered to determine the terms and conditions of each option granted under either or both of the plans. However, the exercise price of an Incentive Stock Option cannot be less than the fair market value of the Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock), and the exercise price of a Non-Statutory Option can not be less than 85% of the fair market value of the Common Stock on the date of grant. No Incentive Stock
Option can have a term in excess of ten years (five years if granted to an employee owning 10% or more of the Common Stock), and no Incentive Stock Option can be granted to anyone other than a full-time employee of the Company. All of the options granted under the 1991 Plan vest over a 48 month period of continuous service to the Company from the date of grant, and all options granted under the 1993 plan vest over a 36 month period of continuous service.


     In addition to the stock options previously granted by InterActive which were replaced with identical InterActive Group, Inc. stock options, the Company adopted a 2000 Stock Option Plan pursuant to which options to purchase up to 3,000,000 shares of the Common Stock of InterActive Group, Inc. may be granted.

     In connection with the creation of the CSPD during 2002, the Board of Directors authorized the issuance of 3,800,000 nonqualified options to three independent sales consultants. These options were issued outside of the 1993 and 2000 plans and have an exercise price of $.05 per share. These options are only exercisable (vest) upon the achievement of minimum revenue and gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant. During the year ended September 30, 2002, 400,000 options expired as minimum revenue and gross margin performance criteria were not met.

     During the year ended September 30, 2002, a total of 3,800,000 options were granted, none were exercised and 407,334 options were forfeited. During the year ended September 30, 2001, no options were granted or exercised and 39,000 options were forfeited.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant stock options or stock appreciation rights in fiscal 2002 to any of the executive officers of the Company named above.

Aggregated Option Exercises in Fiscal 2002 and Option Values as of September 30,
--------------------------------------------------------------------------------
2002
----

     No options were exercised in fiscal 2002 by any of the Company's executive officers. The value of unexercised options at September 30, 2002, for each of the executive officers of the Company identified in the Executive Compensation table above were as follows:

                                               Number of          Value of
                                              Unexercised       Unexercised
                                            Options/SARs at     In-the-Money
                                             9/30/2002 (#)    Options/SARs at
                   Shares                                      9/30/2002 ($)
                Acquired on      Value       Exercisable /     Exercisable /
Name            Exercise (#)  Realized ($)   Unexercisable     Unexercisable
------------------------------------------------------------------------------
Robert Stahl               0             0          10,000/0        N/A
------------------------------------------------------------------------------
William Hanson                                      18,000/0        N/A

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for a share of the Company's Common Stock on September 30, 2002, as quoted on the OTC Counter Bulletin Board, which was $0.015. Since the exercise price of each of the options indicated in the table was greater than $0.015, no value has been ascribed to any of them.

COMPENSATION  OF  DIRECTORS

     Non-employee directors of the Company receive a fee of $100 for each Board meeting attended and are reimbursed for travel expenses connected with a Board meeting. No additional fees are paid to directors for serving on committees. The Company has accrued these fees for fiscal year 2002. Directors who are not employees of the Company are eligible for the grant of non-statutory stock options under the Company's stock option plan.

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2002 with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by (i) each person or group known by the Company to be the beneficial owner of shares of the Company's Common Stock and/or Preferred Stock entitled to cast more than 5% of the total number of votes entitled to be cast on all matters presented to the Company's shareholders for their approval, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table below, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, each person listed below has sole voting and investment power with respect to the shares beneficially owned by such person, subject to applicable community property laws, and the address of each such person is care of the Company, 204 North Main, Humboldt, South Dakota 57035.

                                                                  Shares Owned Beneficially (1)
                                              ----------------------------------------------------------------------
                                               Common and Series A Preferred (2)        Series A Preferred (2)
                                              ----------------------------------  ----------------------------------
NAME                                               Number          % of Total          Number          % of Total
--------------------------------------------  ----------------  ----------------  ----------------  ----------------
Russell A. Pohl                                        396,137               7.5                 0                 0
William J. Hanson(3)                                21,986,143              83.6         2,000,000               100
J. Randolph Sanders                                     26,700               0.5                 0                 0
Paul Schock                                              3,334               0.1                 0                 0
Robert Stahl/CSS Ltd.(4)                               111,812               2.1                 0                 0
Old TPR, Inc.(5)                                     2,030,157              32.4                 0                 0
TPR Group, Inc.(6)                                  22,030,157              83.9         2,000,000               100
============================================  ================  ================  ================  ================
All directors and officers as a group (four         22,127,989              84.7         2,000,000               100
individuals) (3)(4)
============================================  ================  ================  ================  ================

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

     (3) Includes 78,401 shares of Common Stock owned of record by Mr. Hanson and 18,000 shares of Common Stock issuable to Mr. Hanson upon exercise of outstanding stock options, 889,742 shares of Common Stock owned of record by Old TPR, Inc., a California corporation of which Mr. Hanson is a director, executive officer and principal shareholder, and a total of 1,000,000 shares of Common Stock issuable upon exercise of stock purchase warrants held of record by Old TPR, Inc. Also includes the 2,000,000 shares of the Company's Series A Preferred Stock owned of record by TPR Group, Inc., a Delaware corporation of which Mr. Hanson is a director, executive officer and principal stockholder, which entitle TPR Group, Inc. to cast an aggregate of 20,000,000 votes on all matters to be presented to the shareholders of the Company for their approval. Does not include an additional 6,000,000 shares of Common Stock which would be issuable upon conversion of 600,000 shares of the Company's Series B Preferred Stock which may be issued to Old TPR at a future date pursuant to the terms and conditions of the Term Sheet dated December 4, 1998. See "Certain relationships and related party transactions." Also does not include the total of 44,014 shares of common stock owned of record by Mr. Sanders and Mr. Love (see note 6 below), the beneficial ownership of which is disclaimed by Mr. Hanson.

     (4) Includes 10,000 shares of Common Stock issuable upon exercise of options pursuant to the Company's 1993 Stock Option Plan.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1996, Mr. Stahl was appointed President, COO. In April 1997, Mr. Stahl's compensation was revised to a sliding commission based on volume of sales. During 2002, CSS Ltd. (a company in which Mr. Stahl is a principal) was paid $959 in commissions for Mr. Stahl's services.

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

     In August 1995, a $500,000 note payable that originally was issued by the Company to a bank was acquired by Old TPR, Inc. as a consequence of its guarantee of the Company's obligations thereunder. This note, which is due on demand, bears interest at a 13.6% rate of interest as of September 30, 2002, and is secured by substantially all of the assets of the Company. In connection with the performance of this guarantee, Old TPR, Inc. received a warrant to purchase up to 1,000,000 shares of the Company's Common Stock at the price of $.50 per share. The warrant is exercisable for so long as the note remains outstanding, and for one full year thereafter. As of September 30, 2002, $1,194,191 of principal and accrued interest was due and payable under this note. In connection with the Debt Restructuring, Old TPR agreed to exchange this secured debt for 600,000 shares of Series B Preferred Stock at a later date, provided that at least 18 months has expired since the Debt Restructuring, the Company has not become subject to certain additional obligations or liabilities, the Company's common stock has been publicly traded for at least the 180-day period immediately preceding the date on which the indebtedness is to be contributed, and the Company has publicly reported positive net income for at least two full quarters prior to the date on which the indebtedness is to be contributed.

     At September 30, 2002, the Company owed TPR Group for loans to the Company to pay for operating expenses the amount of $231,092, of which $53,854 was incurred during fiscal 2002.

     In June of 1999, Robert Stahl purchased a debt from a contractor who held a mechanics lien on the Company's building in the amount of $11,625 for the sum of $5,000. This debt was subsequently purchased from Mr. Stahl by Mr. Hanson for $5,000. Additionally, the Company accrued $500 for Director's fees for Mr. Hanson.

     During fiscal 2002, the Company entered into an agreement with Bluestem Capital Partners III Limited Partnership, in which Mr. Schock is a principal, (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 23, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At September 30, 2002, interest in the amount of $4,383 had accrued for this note.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

               1.   Financial Statements                   Page No.
                    ---------------------                  --------

                    Independent Auditor's Report            F-1
                    Balance Sheets                          F-2
                    Statements of Operations                F-3
                    Statements of Stockholders' Deficit     F-4
                    Statements of Cash Flows                F-5
                    Notes to Financial Statements           F-6/14

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

     99.1      Exhibit 99.1

              * The exhibits marked with an asterisk have been filed with Form SB-2 registration No. 33-77240.

             ** Refer to Form 14-C filed on January 19, 2001 including InterActive Group, Inc. Delaware Articles of Incorporation and InterActive Group, Inc. 2000 stock option plan.

     (b)  Reports on Form 8-K
                None

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this yearly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the year ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls, other than one person has the primary responsibility for performing the accounting and financial duties. However, as a compensating control to this concentration of duties, all banking or other monetary transactions are reviewed and approved by the President or the Vice President of the Company.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  January 10, 2003          INTERACTIVE GROUP, INC.


                                       BY:  \s\  Robert Stahl
                                          ----------------------------
                                          Robert Stahl
                                          President, Secretary

                                       BY:  \s\  Carol Flickinger
                                          ----------------------------
                                          Carol Flickinger
                                          Accounting Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

SIGNATURES                TITLES                        DATE


\s\ Robert Stahl          President, Secretary          January 10, 2003
-----------------------                                 ----------------
Robert Stahl


\s\ Paul Schock           Director                      January 10, 2003
-----------------------                                 ----------------
Paul Schock


\s\ William J. Hanson     Vice  President, Director     January 10, 2003
-----------------------                                 ----------------
William J. Hanson

\s\ J. Randolph Sanders   Director                      January 10, 2003
-----------------------                                 ----------------
J. Randolph Sanders

                            SECTION 302 CERTIFICATION
                                  CERTIFICATION

Of the President    I,  Robert J. Stahl, President,of InterActive Group, Inc.
(the  "Company"),  certify  that:

               1. I have reviewed this annual report on Form 10KSB of the Company

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

               4. The registrant's other certifying officer and I responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                                 /s/ Robert J. Stahl
     ----------------------------                     ----------------------
                                                      Robert J. Stahl
                                                      President, Secretary

SECTION 302 CERTIFICATION
                                  CERTIFICATION
                            of the Accounting Manager

I, Carol Flickinger of InterActive Group, Inc. (the "Company"), certify that:

     1.   I have reviewed this annual report on Form 10KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined by the Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                           /s/ Carol Flickinger
     ----------------------------               ----------------------
                                                Carol Flickinger
                                                Accounting Manager

MCGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
InterActive  Group,  Inc.
Humboldt,  South  Dakota

We have audited the accompanying balance sheets of InterActive Group, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterActive Group, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no significant revenue sources and has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/  McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
November 14, 2002




McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

INTERACTIVE GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001


ASSETS (NOTE 5)                                                2002          2001
---------------------------------------------------------  ------------  ------------
Current Assets
  Cash                                                     $    18,491   $       271
  Accounts receivable                                                -           640
  Inventories                                                   13,005         5,925
  Prepaid expenses and other assets                                627           628
  Land, building and improvements held for sale                      -        38,395
                                                           ------------  ------------
        TOTAL CURRENT ASSETS                                    32,123        45,859
                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements                              100,516             -
  Equipment                                                     12,694        11,019
                                                           ------------  ------------
                                                               113,210        11,019
  Less accumulated depreciation                                 81,772        10,573
                                                           ------------  ------------
                                                                31,438           446
                                                           ------------  ------------
        TOTAL ASSETS                                       $    63,561   $    46,305
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------  ------------  ------------
Current Liabilities
  Notes payable, related parties (Note 5)                  $   600,000   $   500,000
  Current maturities of long-term debt (Note 5)                  6,000        26,000
  Accounts payable (Note 4)                                     14,312         8,789
  Accounts payable, related parties (Note 4)                   244,217       171,238
  Accrued expenses                                              23,599        67,777
  Accrued expenses, related parties (Note 5)                   698,614       543,975
                                                           ------------  ------------
        TOTAL CURRENT LIABILITIES                            1,586,742     1,317,779
                                                           ------------  ------------

Long-Term Debt, less current maturities (Note 5)                27,500        33,000
                                                           ------------  ------------

Contingencies (Notes 4 and 5)

Stockholders' Deficit (Notes 3, 5 and 8)
  Series A preferred stock, 2,000,000 shares issued, total
    liquidation preference of outstanding shares of $300,000     2,000         2,000
  Common stock, 5,276,039 shares issued                          5,276         5,276
  Additional paid-in capital                                 8,054,967     8,054,967
  Accumulated deficit                                       (9,612,924)   (9,366,717)
                                                           ------------  ------------
        TOTAL STOCKHOLDERS' DEFICIT                         (1,550,681)   (1,304,474)
                                                           ------------  ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    63,561   $    46,305
                                                           ============  ============


See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                     2002        2001
------------------------------------------------  ----------  ----------
Net sales                                         $   2,266   $   9,312
Cost of goods sold                                       87       6,297
                                                  ----------  ----------
        GROSS PROFIT                                  2,179       3,015
                                                  ----------  ----------

Operating expenses:
  Selling                                            41,805      17,764
  General and administrative (Note 7)               101,995      91,516
                                                  ----------  ----------
                                                    143,800     109,280
                                                  ----------  ----------
        OPERATING (LOSS)                           (141,621)   (106,265)
                                                  ----------  ----------

Nonoperating income (expense):
  Write off of accounts payable, debt and related
    accrued interest, net (Notes 4 and 5)            51,625      58,311
  Other income, net                                     974       1,953
  Interest expense                                 (157,185)   (139,820)
                                                  ----------  ----------
                                                   (104,586)    (79,556)
                                                  ----------  ----------
        (LOSS) BEFORE INCOME TAXES                 (246,207)   (185,821)
Income tax expense (Note 6)                               -           -
                                                  ----------  ----------
        NET (LOSS)                                $(246,207)  $(185,821)
                                                  ==========  ==========

(Loss) per common share                           $   (0.05)  $   (0.04)
                                                  ==========  ==========

See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                       Series A     Series B             Additional
                                       Preferred    Preferred   Common     Paid-In     Accumulated
                                         Stock        Stock      Stock     Capital       Deficit        Total
------------------------------------  -----------  -----------  -------  -----------  -------------  ------------
Balance, September 30, 2000           $      114   $    2,000   $ 5,062  $ 8,044,567  $ (9,180,896)  $(1,129,153)
  Net (loss)                                   -            -         -            -      (185,821)     (185,821)
  Issuance of common stock for
    satisfaction of Company related
    party liabilities (Note 4)                 -            -       100       10,400             -        10,500
  Conversion of Series A preferred
    stock to common stock (Note 3)          (114)           -       114            -             -             -
  Conversion of Series B preferred
    stock to Series A preferred
    stock (Note 3)                         2,000       (2,000)        -            -             -             -
                                      -----------  -----------  -------  -----------  -------------  ------------
Balance, September 30, 2001                2,000            -     5,276    8,054,967    (9,366,717)   (1,304,474)
  Net (loss)                                   -            -         -            -      (246,207)     (246,207)
                                      -----------  -----------  -------  -----------  -------------  ------------
Balance, September 30, 2002           $    2,000   $        -   $ 5,276  $ 8,054,967  $ (9,612,924)  $(1,550,681)
                                      ===========  ===========  =======  ===========  =============  ============


See Notes to Financial Statements.

INTERACTIVE GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                          2002        2001
---------------------------------------------------------------------  ----------  ----------
Cash Flows From Operating Activities
  Net (loss)                                                           $(246,207)  $(185,821)
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
    Depreciation                                                           9,078       3,526
    Impairment loss on land, building and improvements held for sale           -       6,700
    Write off of accounts payable, debt and related
      accrued interest, net                                              (51,625)    (58,311)
    Provision for doubtful accounts                                           72           -
    Changes in working capital components:
      (Increase) decrease in:
        Accounts receivable                                                  568         640
        Inventories                                                       (7,080)      6,297
        Prepaid expenses and other assets                                      1           -
      Increase in:
        Accounts payable                                                  36,996       4,024
        Accrued expenses                                                 152,366     141,131
                                                                       ----------  ----------
            NET CASH (USED IN) OPERATING ACTIVITIES                     (105,831)    (81,814)
                                                                       ----------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment                                      (1,675)          -
                                                                       ----------  ----------
            NET CASH (USED IN) INVESTING ACTIVITIES                       (1,675)          -
                                                                       ----------  ----------

Cash Flows From Financing Activities
  Advances from related party                                             31,226      84,133
  Net borrowings on related party note payable                           100,000           -
  Principal payments on long-term borrowings                              (5,500)     (4,000)
                                                                       ----------  ----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                    125,726      80,133
                                                                       ----------  ----------
            NET INCREASE (DECREASE) IN CASH                               18,220      (1,681)

Cash
  Beginning                                                                  271       1,952
                                                                       ----------  ----------
  Ending                                                               $  18,491   $     271
                                                                       ==========  ==========


See Notes to Financial Statements.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature  of  business:  The  Company  developed,  manufactured  and  marketed,
--------------------
nationally and internationally, peripheral hardware products enabling users to create and send messages across local and wide area networks. It produces no products or significant services currently and is evaluating alternative plans for future operations (Note 2).

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

Revenue  recognition:  Revenues  are  recognized when earned, which is generally
--------------------
when the product is shipped to the customer.

Inventories:  Inventories  are  stated at the lower of cost (first-in, first-out
-----------
method) or market. The composition of inventories is as follows:

                 2002     2001
                -------  ------
Raw materials   $ 5,871  $5,871
Finished goods    7,134      54
                -------  ------
                $13,005  $5,925
                =======  ======

Property  and  equipment:  Depreciation  of  equipment  is  computed  by  the
------------------------
straight-line method over estimated useful lives ranging between five to seven years. Property and equipment is subject to a lien as a result of the Company's inability to pay for building improvements performed by a contractor. This liability was assumed by a related party in a prior year.

The Company reclassified land, building and improvements from being held for sale to being held and used during fiscal year 2002, and adjusted the carrying amount of the related assets to their carrying amounts before being classified as held for sale, adjusted for depreciation expense of approximately $3,500 that would have been recognized had the assets been continuously classified as held and used.

At September 30, 2002, building and improvements are carried at cost, less accumulated depreciation with estimated depreciable lives of the building and improvements ranging between seven to fifteen years. At September 30, 2001, these assets were carried at the lower of their depreciated cost or estimated fair value less costs to sell. During fiscal year 2001, an impairment loss of $6,700 was recorded on the land, building and improvements to reduce the depreciated cost of the assets to estimated fair value less costs to sell.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) per common share:  (Loss) per common share has been computed on the basis
-----------------------
of the weighted-average number of common shares outstanding during each period presented. Securities that could potentially dilute basic (loss) per share in the future that were not included in the computation of diluted (loss) per share during fiscal year 2002, because to do so would have been antidilutive to the net (loss), are as follows: 20,000,000 shares of common stock issueable upon the conversion of Series A preferred stock, 37,500 shares of common stock issueable upon the exercise of options, and 1,000,000 shares of common stock issueable upon the exercise of stock warrants. In addition, the 3,400,000 remaining stock options issued under the agreements with three independent sales consultants and any shares which may be issueable upon conversion of the Bluestem Capital Partners III Limited Partnership note payable described in Note 5, are not included in diluted earnings per share.

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

All references to (loss) per common share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted average number of common shares outstanding was 5,276,039 and 5,237,329 for the years ended
September  30,  2002  and  2001,  respectively.

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

NOTE 2.    CONTINUATION OF OPERATIONS

The Company has no significant revenue sources and has sustained operating losses for several years and its current liabilities substantially exceeded current assets at September 30, 2002 and 2001. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to increase its revenues through a Carlsbad Security Products Division (CSPD), which was created in April 2002 with the assistance of TPR Group and its affiliates (TPR), a related party, for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. There can be no assurance that TPR will continue to provide assistance or any other support to the Company.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.    CAPITAL STOCK AND REINCORPORATION

On January 19, 2001, InterActive Inc.'s shareholders approved a proposal to change InterActive Inc.'s state of incorporation from South Dakota to Delaware (the "Reincorporation"). The Reincorporation was consummated by merging InterActive Inc. into a wholly-owned Delaware subsidiary, InterActive Group,
Inc. which was newly formed for this purpose. As a consequence of the Reincorporation, among other things, all of the previously outstanding shares of InterActive Inc.'s common stock at the Reincorporation date (5,162,138 total shares) were automatically converted on a one-for-one basis into shares of the common stock of the Company, and each share of InterActive Inc.'s series A preferred stock $113,901 total shares) was converted automatically into one share of the common stock of the Company. In addition, all outstanding options and warrants to purchase shares of Interactive Inc.'s common stock (83,834 shares issueable upon the exercise of options and 1,000,000 shares issueable upon the exercise of stock warrants) were converted into options or warrants, as the case may be, to purchase the same number of shares of the common stock of the Company, at the same price per share and on the same terms and conditions. Interactive Inc.'s outstanding series B preferred stock (2,000,000 total shares) was also converted automatically as a consequence of the Reincorporation into an equal number of shares of series A preferred stock of the Company having the same rights, preferences, privileges and restrictions as InterActive Inc.'s outstanding series B preferred stock formerly had.

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

The Board of Directors of the Company authorized the creation of one series of preferred stock to be designated as "Series A Convertible Preferred Stock". As a part of the Reincorporation, 2,000,000 shares of Series A convertible preferred stock were outstanding as of September 30, 2001 and are convertible into 20,000,000 shares of common stock, with such conversion rate subject to adjustment if certain events occur. The Series A convertible preferred stock has a liquidation preference before common stock of $.15 per share, plus any and all accumulated and unpaid dividends. The stock is voting for the same number of shares in which it is entitled to be converted. In addition, 600,000 shares of Series B preferred stock of the Company have been reserved for future issuance to TPR in connection with an agreement with TPR (agreement continued in full force and effect from InterActive Inc.) in which TPR would exchange $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of Series B preferred stock if certain conditions in the agreement are satisfied.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.    SETTLEMENT OF LIABILITIES

Substantially all of the Company's accounts payable are several years past due. The Company does not anticipate making any payments on these obligations in the near term. The Company has several old judgments against it as a result of its inability to pay its obligations to its unsecured creditors. The Company follows the practice of writing off accounts payable, debt and related accrued interest when extinguished under the statute of limitations.

In fiscal year 2001, the Company issued 100,000 shares of common stock to a related party to settle certain accounts payable totaling $10,500. No gain was recognized on the settlement of this obligation.

NOTE 5.    NOTES PAYABLE AND LONG-TERM DEBT

At September 30, 2002 and 2001, the Company has a $500,000 note payable to TPR that is due on demand. This note was originally to a bank and was assumed by TPR on behalf of the Company as a result of its guarantee of the loan. In connection with the assumption of the loan in a prior year, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

The note to TPR bears interest at a variable rate of interest (compounded at 13.6% as of September 30, 2002) and is secured by substantially all assets of the Company. Accrued interest payable in the accompanying balance sheets includes $694,191 and $543,655, respectively, at September 30, 2002 and 2001 of accrued interest due to TPR under the demand note discussed above. TPR has an agreement with the Company in which TPR would exchange the $500,000 of debt plus accrued interest owing from the Company for 600,000 shares of Series B preferred stock if certain conditions in the agreement are satisfied.

During fiscal 2002, the Company entered into a loan agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 23, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all senior indebtedness (as defined) of the Company. At September 30, 2002, interest payable in the amount of $4,383 had been accrued for this note.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following at September 30, 2002 and 2001:

                                                     2002     2001
                                                    -------  -------
0% Settlement payable, due in monthly installments
  of $500 through March 2008                        $33,500  $39,000
15% Note, due November 30, 1995, written off in
  fiscal year 2002                                        -   20,000
                                                    -------  -------
                                                     33,500   59,000
Less current maturities                               6,000   26,000
                                                    -------  -------
                                                    $27,500  $33,000
                                                    =======  =======

An accounts payable amount of $62,712 due as of September 30, 1997, was restructured through an agreed settlement in which interest in the amount of $16,509 was forgiven, with the balance converted to a long term settlement payable. If the Company fails to comply with the terms of the settlement, then the entire unpaid obligation under the settlement plus the abated interest of $16,509 will be due and payable immediately. Accordingly, the $16,509 is included in the accompanying balance sheets in accrued expenses as of September 30, 2002 and 2001.

During fiscal year 2002, the Company wrote off a note payable in the amount of $20,000, and related accrued interest of $41,905, due to the expiration of the statute of limitations. Such amounts are recognized as nonoperating income in the accompanying statement of operations.

Aggregate maturities on long term debt as September 30, 2002 are due in future years as follows: 2003 $6,000; 2004 $6,000; 2005 $6,000; 2006 $6,000; 2007
$6,000;  and  thereafter  $3,500.

It is not practicable to estimate the fair value of the notes payable and long-term debt obligations noted above due to the credit position of the Company and its inability to obtain financing from any lender other than related parties.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.    INCOME TAX MATTERS

Net deferred tax assets consist of the following components as of September 30, 2002 and 2001:

                                  2002        2001
                               ----------  ----------
Deferred tax assets:
  Operating loss carryforward  $2,714,882  $2,634,300
  Inventory                       206,127     206,128
  Tax credit carryforward          15,269      15,269
  Property and equipment           15,475      13,653
  Accrued expenses                  2,257       3,598
  Other                             3,014           -
                               ----------  ----------
                                2,957,024   2,872,948
  Less valuation allowance      2,957,024   2,872,948
                               ----------  ----------
                               $        -  $        -
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

At September 30, 2002, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $7,985,000 available to be offset against future federal taxable income or income tax liabilities.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.    INCOME TAX MATTERS (CONTINUED)

Carryforwards for tax purposes as of September 30, 2002 have the following expiration dates:

Expiration
Date          Amount
----------  ----------
2005        $      600
2006             1,000
2007             1,000
2008         1,864,200
2009         4,103,200
2010           374,900
2011           274,600
2012           268,200
2013           189,000
2019           384,600
2020           130,700
2021           158,000
2022           250,000
            ----------
            $8,000,000
            ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax (loss) from continuing operations for the years ended September 30, 2002 and 2001 due to the following:

                                                        2002       2001
                                                      ---------  ---------
Computed "expected" tax (credits)                     $(86,172)  $(65,037)
Increase (decrease) in income taxes resulting from:
  Change in valuation allowance                         84,076     65,914
  Other, net                                             2,096       (877)
                                                      ---------  ---------
                                                      $      -   $      -
                                                      =========  =========

NOTE 7.    RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

During 2002 and 2001, the Company incurred $959 and $4,621, respectively, for sales commissions to officers of the Company. Beginning in January 2002, the Company incurs $3,000 per month for management fees primarily related to accounting services provided by TPR. Expenses during 2002 were $27,000 for these services.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.    STOCK OPTIONS

The Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its options to employees and outside directors. The Company grants options at market price on the date of grant, and accordingly, no compensation cost has been recognized for such grants. Options issued to other than employees and outside directors are accounted for under the provisions of Financial Accounting Standards Board Statement No. 123.

A total of 33,333 options were provided for under the 1991 plan to be granted to employees and other individuals that provide services to the Company. Options granted have a maximum term of 10 years and vest with the holder over four years of continuous service with the Company. The plan expired and therefore no future options will be granted under the plan.

A total of 100,000 options were provided for under the 1993 plan to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors, have a maximum term of 10 years, and vest with the holder over three years of continuous service with the Company. The plan expires March 2003.

A total of 3,000,000 options were provided for under the 2000 plan to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors, have a maximum term of 10 years, or 5 years if the option holder has more than a 10% interest of the combined voting power of all classes of outstanding stock of the Company. No options are outstanding under this plan as of September 30, 2002. The plan expires February 2011.

In connection with the creation of the CSPD during 2002, the Board of Directors authorized the issuance of 3,800,000 nonqualified options to three independent sales consultants. These options were issued outside of the 1993 and 2000 plans and have an exercise price of $.05 per share. These options are only exercisable (vest) upon the achievement of minimum revenue and gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant. During the year ended September 30, 2002, 400,000 options expired as minimum revenue and gross margin performance criteria were not met.

During the year ended September 30, 2002, a total of 3,800,000 options were granted, none were exercised and 407,334 options were forfeited. During the year ended September 30, 2001, no options were granted or exercised and 39,000 options were forfeited. At September 30, 2002 and 2001, 3,437,500 and 44,834 options, respectively, were outstanding at weighted average exercise prices of $.29 and $.27, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with an assumption that all grants in fiscal year 2002 and previous will be 100% forfeited, therefore the fair value of options is zero for 2002 and 2001 and the proforma net loss amounts are the same as the reported net loss amounts for the two fiscal years ended September 30, 2002 and 2001.

INTERACTIVE  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.    STOCK  OPTIONS  (CONTINUED)

Fixed options outstanding at September 30, 2002 are summarized as follows:

                      Options Outstanding     Options Exercisable
                   ------------------------  ----------------------
                                              Remaining
                      Number      Number     Contractual  Exercise
                   Outstanding  Exercisable     Life        Price
                   -----------  -----------  -----------  ---------
                         1,000        1,000      2 years  $    0.25
                        18,000       18,000      3 years       0.25
                         4,000        4,000      4 years       0.25
                        14,500       14,500      4 years       0.32
                     3,400,000            -
                   -----------  -----------
                     3,437,500       37,500
                   ===========  ===========

NOTE 9.    MAJOR CUSTOMERS

A major customer is defined as a customer to whom sales greater than 10% were made during the period. Sales to two customers amounted to $1,280 and $629, respectively, and comprised 84% of the net sales for the year ended September 30, 2002. Sales to three customers amounted to $5,120, $2,000 and $1,350, respectively, and comprised 91% of the net sales for the year ended September 30, 2001.

NOTE 10.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             2002    2001
                                                             -----  -------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                 $   -  $     -
    Income taxes                                                 -        -

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Issuance of common stock for satisfaction of liabilities:
      Accounts payable, related parties                      $   -  $10,500