Form 10QSB
period 2002-12-31
INTERACTIVE GROUP INC
filed 2003-02-18
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                       Commission file number:  000-21898

                             INTERACTIVE GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 46-0408024
   ------------------------------                   ------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes.X.. No....

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,276,039 shares at February 18, 2003
                                           -------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                                ---      ---

                             INTERACTIVE GROUP, INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                                                                         Page(s)
                                                                         -------

Balance Sheets -December 31, 2002 and September 30, 2002                       3

Statements of Operations -Three Months Ended December 31, 2002 and 2001        4

Statement of Stockholders' Deficit - Three Months Ended December 31, 2002      5

Statements of Cash Flows - Three Months Ended December 31, 2002 and 2001       6

Notes to Financial Statements                                                7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 9-10

Item 3.  Controls and Procedures                                              11

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

                                       INTERACTIVE GROUP, INC.

                                           BALANCE SHEETS

ASSETS                                                                      12/31/2002    9/30/2002
                                                                            Unaudited
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $     3,956   $    18,491
  Inventories                                                                   13,432        13,005
  Prepaid expenses and other assets                                                627           627
                                                                           ------------  ------------
      Total current assets                                                      18,015        32,123
                                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements                                              100,516       100,516
  Equipment                                                                     12,694        12,694
                                                                           ------------  ------------
                                                                               113,210       113,210
  Less accumulated depreciation                                                 83,475        81,772
                                                                           ------------  ------------
                                                                                29,735        31,438
                                                                           ------------  ------------
      Total assets                                                         $    47,750   $    63,561
                                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related parties                                           $   600,000   $   600,000
  Current maturities of long-term debt                                           6,000         6,000
  Accounts payable                                                              27,767        14,312
  Accounts payable, related parties                                            245,540       244,217
  Accrued expenses                                                              23,813        23,599
  Accrued expenses, related parties                                            714,409       698,614
                                                                           ------------  ------------
      Total current liabilities                                              1,617,529     1,586,742
                                                                           ------------  ------------

Long-term Debt, less current maturities                                         26,000        27,500
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;
    issued and outstanding 2,000,000 shares; liquidation preference
    at December 31, 2002 of $300,000                                             2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                      5,276         5,276
  Additional paid-in capital                                                 8,054,967     8,054,967
  Accumulated deficit                                                       (9,658,022)   (9,612,924)
                                                                           ------------  ------------
      Total stockholders' deficit                                           (1,595,779)   (1,550,681)
                                                                           ------------  ------------
      Total liabilities and stockholders' deficit                          $    47,750   $    63,561
                                                                           ============  ============

See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.

                            STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                       Three months ended December 31,
                                           2002               2001
                                     -----------------  -----------------
Net sales                            $          1,569   $          1,352
Cost of goods sold                                 51                 60
                                     -----------------  -----------------
      Gross profit                              1,518              1,292
                                     -----------------  -----------------
Operating expenses
  Selling                                       8,582              3,413
  General and administrative                   25,200             23,624
                                     -----------------  -----------------
                                               33,782             27,037
                                     -----------------  -----------------
      Operating (loss)                        (32,264)           (25,745)
                                     -----------------  -----------------

Nonoperating income (expense):
  Interest expense                            (12,834)           (38,019)
  Other income, net                                 -                514
                                     -----------------  -----------------
                                              (12,834)           (37,505)
                                     -----------------  -----------------
(Loss) before income taxes                    (45,098)           (63,250)
  Income tax expense (benefit)                      0                  0
                                     -----------------  -----------------
      Net (loss)                     $        (45,098)  $        (63,250)
                                     =================  =================

Loss per common share                $          (0.01)  $          (0.01)
                                     =================  =================

See Notes to Financial Statements.

                                             INTERACTIVE GROUP, INC.

                                        STATEMENT OF STOCKHOLDERS' DEFICIT
                                       Three months ended December 31, 2002
                                                   (Unaudited)


                             Series A Preferred                  Additional Paid-in    Accumulated
                                    Stock         Common Stock         Capital           Deficit        Total
                             -------------------  -------------  -------------------  -------------  ------------
Balance, September 30, 2002  $             2,000  $       5,276  $         8,054,967  $ (9,612,924)  $(1,550,681)
  Net loss                                     -              -                    -       (45,098)      (45,098)

                             -------------------  -------------  -------------------  -------------  ------------
Balance, December 31, 2002   $             2,000  $       5,276  $         8,054,967  $ (9,658,022)  $(1,595,779)
                             ===================  =============  ===================  =============  ============

See Notes to Financial Statements.

                         INTERACTIVE GROUP, INC.

                        STATEMENTS OF CASH FLOWS
              Three Months Ended December 31, 2002 and 2001
                               (Unaudited)

                                                        2002       2001
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $(45,098)  $(63,250)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                         1,703         37
    Change in assets and liabilities:
      (Increase) in accounts receivable                      -       (712)
      (Increase) decrease in inventories                  (427)        60
      Decrease in prepaid expenses and other assets          -         50
      Increase (decrease) in accounts payable           11,955     (1,175)
      Increase in accrued expenses                      16,009     38,128
                                                      ---------  ---------
        Net cash (used in) operating activities        (15,858)   (26,862)
                                                      ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                            2,823     29,598
  Principal payments on long-term debt                  (1,500)    (1,000)
                                                      ---------  ---------
        Net cash provided by financing activities        1,323     28,598
                                                      ---------  ---------

          Net increase (decrease) in cash              (14,535)     1,736

CASH
Beginning                                               18,491        271
                                                      ---------  ---------

Ending                                                $  3,956   $  2,007
                                                      =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                          $      -   $      -
    Income tax                                               -          -


See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results expected for the entire year.

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

At December 31, 2002, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $8,030,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2005 through 2022. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  3.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the three months ended December 31, 2002 and 2001. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three month period ended December 31, 2002, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 37,500 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. In addition, the 3,400,000 remaining stock options contingently issuable under the agreements with three independent sales consultants and any shares which may be issuable upon conversion of the Bluestem Capital Partners III Limited Partnership note payable, are not included in diluted earnings per share. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three month period ended December 31, 2001, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to (loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the three months ended December 31, 2002 and 2001were 5,276,039.

NOTE  4.     NOTES  PAYABLE

At December 31, 2002 and September 30, 2002, the Company had a $500,000 note payable to Old TPR, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR in a prior year on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

During fiscal 2002, the Company entered into an agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 23, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At December 31, 2002, interest payable in the amount of $6,864 had been accrued for this note.

NOTE  5.     MANAGEMENT'S  PLANS

     The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at December 31, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the Carlsbad Security Products Division (CSPD), which was created in April 2002 with the assistance of TPR, a related party, for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. As of December 31, 2002, the Company had not yet sold any networked security products. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing, and then to attempt to sell the Company's current or additional products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

NOTE  6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards which have required effective dates occurring during the Company's September 30, 2003 fiscal year end. The Company's financial statements, including the disclosures in this Form 10-QSB, are not expected to be materially affected by those accounting pronouncements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenue. Net sales were $1,569 for the three months ended December 31, 2002 compared to $1,352 for the three month period ended December 31, 2001.

     Gross Profit. Gross profit increased 17.5% to $1,518 for the three months ended December 31, 2002 from $1,292 for the three months ended December 31, 2001.

     Selling expenses. Selling expenses increased to $8,582 for the three months ended December 31, 2002 from $3,413 for the three months ended December 31, 2001. This increase was primarily due to the Company's efforts to begin selling digital security products. See also "Liquidity and Capital Resources" section below.

     General and administrative. General and administrative expenses were $25,200 for the three months ended December 31, 2002 and $23,624 for the three months ended December 31, 2001. The increase from the previous period is primarily due to increased costs in support of the Company's efforts to enter new markets.

     Depreciation. Depreciation expense for the three months ended December 31, 2002 and 2001 was $1,703 and $37, respectively. The increase in depreciation expense was mainly due to reclassifying land, building, and improvements from being held for sale to being held and used during the quarter ending September 30, 2002 and adjusting the carrying amount of the related assets to their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used.

     Nonoperating (expense). Nonoperating (expense) for the three months ended December 31, 2002 and December 31, 2001 was ($12,834) and ($37,505),
respectively. The decrease in nonoperating expense is mainly due to a decrease in interest expense to the Company as a result of the write off of a note payable in fiscal year 2002.

     Net Loss. Net loss for the three months ended December 31, 2002 was $45,098 or ($0.01) per share compared to a net loss for the three months ended December 31, 2001 of $63,250 or ($0.01) per share. The decrease in losses was due largely to increased efforts on the part of the Company's management to contain costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at December 31, 2002. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR, a related party, for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the

Company's SoundXchange products and proprietary software. As of December 31, 2002 the Company had not yet sold any networked security products. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing and then to attempt to sell the Company's current or additional security products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

     During fiscal 2002, the Company entered into an agreement with Bluestem, a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note is payable April 23, 2003, unless previously converted. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. As of December 31, 2002 the Company had retained only $3,956 in cash from the proceeds of this loan. The Company is in process of negotiating with related parties for future financing for the Company. There can be no assurance that these negotiations will be successful.

     The Company has approximately $9,000 in past due accounts payable with judgments against these amounts. The Company does not intend to pay any unsecured debts until its obligations to its secured creditors are satisfied. The Company follows the practice of writing off accounts payable, debt and related accrued interest when extinguished under the statute of limitations.

     Management believes that the largest challenges that the Company will confront are in achieving increases in revenues and profitability in the future. While the Company is optimistic about the possibility of overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

ITEM  3.  CONTROLS  AND  PROCEDURES

     During the 90-day period prior to the filing date of this report, management, including the Company's President and Accounting Manager evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Accounting Manager concluded that the disclosure controls and procedures were effective in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation other than one person has the primary responsibility for performing the accounting and financial duties. However, as a compensating control to this concentration of duties, all banking and other monetary transactions are reviewed and approved by the President or the Vice President of the Company.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit 99.1 Principal officers certification

b. No reports on Form 8-K have been filed during the quarter for which this report is filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  February 18, 2003                   INTERACTIVE GROUP, INC.


                                             /s/ Robert Stahl
                                             -----------------------------------
                                             Robert Stahl
                                             President and Secretary

                                             /s/ Carol Flickinger
                                             -----------------------------------
                                             Carol Flickinger
                                             Accounting Manager

                            SECTION 302 CERTIFICATION
                                  CERTIFICATION
                                Of the President

     I, Robert J. Stahl, President of InterActive Group, Inc. (the "Company"), certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of the Company

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     4. The registrant's other certifying officer and I responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18,2003                       /s/ Robert Stahl
     -----------------                       ----------------
                                             Robert Stahl
                                             President and Secretary

                            SECTION 302 CERTIFICATION
                                  CERTIFICATION
                            of the Accounting Manager

I, Carol Flickinger of InterActive Group, Inc. (the "Company"), certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined by the Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 18,2003                      /s/ Carol Flickinger
       ----------------                      --------------------
                                             Carol Flickinger
                                             Accounting Manager