Form 10QSB
period 2003-03-31
INTERACTIVE GROUP INC
filed 2003-05-15
CIK 879407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                        Commission file number: 000-21898


                            INTERACTIVE GROUP, INC.
                            -----------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            46-0408024
          --------                                            ----------
(state or other jurisdiction of                              (IRS Employer
 incorporation or organization)                                 ID No)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     5,276,039 shares atMay 10, 2003
                                               -------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes        No  X
                                                               -----     -----

                             INTERACTIVE GROUP, INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                                                                         Page(s)
                                                                         -------

  Balance Sheets - March 31, 2003 and September 30, 2002                    3

  Statements of Operations - Six and Three Months Ended
  March 31, 2003 and 2002                                                   4

  Statement of Stockholders' Deficit -  Six Months Ended
  March 31, 2003                                                            5

  Statements of Cash Flows -  Six Months Ended March 31, 2003 and 2002      6

  Notes to Financial Statements                                           7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation      10-11

Item 3.  Controls and Procedures                                        11-12

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

                                       INTERACTIVE GROUP, INC.

                                           BALANCE SHEETS


ASSETS                                                                      3/31/2003     9/30/2002
                                                                            Unaudited
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $       410   $    18,491
  Inventories                                                                   13,411        13,005
  Prepaid expenses and other assets                                              1,428           627
                                                                           ------------  ------------
           Total current assets                                                 15,249        32,123
                                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements                                              100,516       100,516
  Equipment                                                                     12,694        12,694
                                                                           ------------  ------------
                                                                               113,210       113,210
                                                                           ------------  ------------
  Less accumulated depreciation                                                 85,177        81,772
                                                                           ------------  ------------
                                                                                28,033        31,438
                                                                           ------------  ------------
           Total assets                                                    $    43,282   $    63,561
                                                                           ============  ============



LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related parties                                           $   600,000   $   600,000
  Current maturities of long-term debt                                           3,000         6,000
  Accounts payable                                                              20,478        14,312
  Accounts payable, related parties                                            278,390       244,217
  Accrued expenses                                                              24,028        23,599
  Accrued expenses, related parties                                            790,428       698,614
                                                                           ------------  ------------
           Total current liabilities                                         1,716,324     1,586,742
                                                                           ------------  ------------

Long-term Debt, less current maturities                                         27,500        27,500
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;
    issued and outstanding 2,000,000 shares; liquidation preference
     at March 31, 2003 of $300,000                                               2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                      5,276         5,276
  Additional paid-in capital                                                 8,054,967     8,054,967
  Accumulated deficit                                                       (9,762,785)   (9,612,924)
                                                                           ------------  ------------
           Total stockholders' deficit                                      (1,700,542)   (1,550,681)
                                                                           ------------  ------------
           Total liabilities and stockholders' deficit                     $    43,282   $    63,561
                                                                           ============  ============


See Notes to Financial Statements.

                                           INTERACTIVE GROUP, INC.

                                          STATEMENTS OF OPERATIONS
                             Six and three Months Ended March 31, 2003 and 2002
                                                 (Unaudited)


                                      Six months ended March 31,        Three months ended March 31,
                                        2003             2002              2003              2002
                                   --------------  ----------------  -----------------  ---------------
Net sales                          $       2,444   $         1,907   $            875   $          555
Cost of goods sold                            72                75                 21               15
                                   --------------  ----------------  -----------------  ---------------
            Gross profit                   2,372             1,832                854              540
                                   --------------  ----------------  -----------------  ---------------

Operating expenses
    Selling                               12,343            10,770              3,761            7,357
    General and administrative            51,762            39,234             26,562           15,610
                                   --------------  ----------------  -----------------  ---------------
                                          64,105            50,004             30,323           22,967
                                   --------------  ----------------  -----------------  ---------------
            Operating (loss)             (61,733)          (48,172)           (29,469)         (22,427)
                                   --------------  ----------------  -----------------  ---------------

Nonoperating income (expense):
   Write off of accounts payable
     and debt, net                             -            48,856                  -           48,856
     Interest expense                    (88,853)          (74,991)           (76,019)         (36,972)
     Other income, net                       725               904                725              390
                                   --------------  ----------------  -----------------  ---------------
                                         (88,128)          (25,231)           (75,294)          12,274
                                   --------------  ----------------  -----------------  ---------------
(Loss) before income taxes              (149,861)          (73,403)          (104,763)         (10,153)
  Income tax expense                           0                 0                  0                0
                                   --------------  ----------------  -----------------  ---------------
           Net (loss)              $    (149,861)  $       (73,403)  $       (104,763)  $      (10,153)
                                   ==============  ================  =================  ===============

Loss per common share              $       (0.03)  $         (0.01)  $          (0.02)  $         0.00
                                   ==============  ================  =================  ===============


See Notes to Financial Statements.

                                     INTERACTIVE GROUP, INC.

                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                 Six months ended March 31, 2003
                                           (Unaudited)


                             Series A
                             Preferred   Common   Additional Paid-    Accumulated      Total
                               Stock      Stock      in Capital         Deficit        Total
                             ----------  -------  -----------------  -------------  ------------
Balance, September 30, 2002  $    2,000  $ 5,276  $       8,054,967  $ (9,612,924)  $(1,550,681)
  Net loss                            -        -                  -      (149,861)     (149,861)
                             ----------  -------  -----------------  -------------  ------------
Balance, March 31, 2003      $    2,000  $ 5,276  $       8,054,967  $ (9,762,785)  $(1,700,542)
                             ==========  =======  =================  =============  ============


See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                           2003       2002
                                                        ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                            $(149,861)  $(73,403)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                            3,405        102
    Write off of accounts paayble and debt, net                 -    (48,856)
    Change in assets and liabilities:
      Decrease in accounts receivable                           -        568
      (Increase) decrease in inventories                     (406)        75
      (Increase) in prepaid expenses and other assets        (801)      (230)
      Increase in accounts payable                          4,625        556
      Increase in accrued expenses                         89,284     78,447
                                                        ----------  ---------
        Net cash (used in) operating activities           (53,754)   (42,741)
                                                        ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            -     (1,675)
                                                        ----------  ---------
      Net cash (used in) investing activities                   -     (1,675)
                                                        ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                              38,673     49,526
  Principal payments on long-term debt                     (3,000)    (2,500)
                                                        ----------  ---------
        Net cash provided by financing activities          35,673     47,026
                                                        ----------  ---------

          Net increase (decrease) in cash                 (18,081)     2,610

CASH
Beginning                                                  18,491        271
                                                        ----------  ---------

Ending                                                  $     410   $  2,881
                                                        ==========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                            $       -   $      -
    Income tax                                                  -          -


See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results expected for the entire year.

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

A total of 100,000 options were provided for under the 1993 plan to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors, have a maximum term of 10 years, and vest with the holder over three years of continuous service with the Company. The plan expired March 2003.

A total of 3,000,000 options were provided for under the 2000 plan to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors, have a maximum term of 10 years, or 5 years if the option holder has more than a 10% interest of the combined voting power of all classes of outstanding stock of the Company. No options are outstanding under this plan as of March 31, 2003. The plan expires February 2011.

In  connection  with  the  creation  of  the Carlsbad Security Products Division
(CSPD) during 2002, the Board of Directors authorized the issuance of 3,800,000 nonqualified options to three independent sales consultants. These options were issued outside of the 1993 and 2000 plans and have an exercise price of $.05 per share. These options are only exercisable (vest) upon the achievement of minimum revenue and gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant. During the six months ended March 31, 2003, 600,000 options expired as minimum revenue and gross margin performance criteria were not met.

For pro forma presentation purposes, had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in Financial Accounting Standards Board Statement No. 123), the reported net loss and loss per share amounts would have been the same as the reported net loss and loss per share amounts for the three and six months ended March 31, 2003 and 2002, as the fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with an assumption that all outstanding options will be 100% forfeited.

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

At March 31, 2003, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $8,134,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2005 through 2023. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  4.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the six and three months ended March 31, 2003 and 2002. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six and three month periods ended March 31, 2003, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 37,500 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. In addition, the 2,800,000 remaining stock options contingently issuable under the agreements with three independent sales consultants and any shares which may be issuable upon conversion of the Bluestem Capital Partners III Limited Partnership note payable, are not included in diluted earnings per share. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the six and three month periods ended March 31, 2002, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. All references to
(loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the six and three months ended March 31, 2003 and 2002 were 5,276,039.

NOTE  5.     NOTES  PAYABLE

At March 31, 2003 and September 30, 2002, the Company had a $500,000 note payable to Old TPR, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR in a prior year on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

During fiscal 2002, the Company entered into an agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note was payable April 23, 2003. The Company plans to discuss an extension of the due date for this note with Bluestem. If the loan was converted, it would have been converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At March 31, 2003, interest payable in the amount of $9,558 had been accrued for this note.

NOTE  6.     MANAGEMENT'S  PLANS

The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at March 31, 2003. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. As of March 31, 2003, the Company had not yet sold any networked security products. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing, and then to attempt to sell the Company's current or additional products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

NOTE  7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards which have required effective dates occurring during the Company's September 30, 2003 fiscal year end. The Company's financial statements, including the disclosures in this Form 10-QSB, are not expected to be materially affected by those accounting pronouncements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Revenue. Net sales were $875 and $2,444 for the three and six months ended March 31, 2003 compared to $555 and $1,907 for the three and six month period ended March 31, 2002. The Company's increase in sales was primarily attributable to a slight increase in demand for it's SoundXchange product.

     Gross Profit. Gross profit increased 58% to $854 for the three months ended March 31, 2003 from $540 for the three months ended March 31, 2002. Gross profit increased 29% to $2,372 for the six months ended March 31, 2003 from $1,832 for the six months ended March 31, 2002. The increase in the three and six month period ended March 31,2003 was due to a slight increase in sales of the Company's SoundXchange product.

     Selling expenses. Selling expenses decreased to $3,761 for the three months ended March 31, 2003 from $7,357 for the three months ended March 31, 2002. Selling expenses increased to $12,343 for the six months ended March 31, 2003 from $10,770 for the six months ended March 31, 2002. The decrease in the three month period was due to less emphasis in the second quarter on the Company's efforts to begin selling digital security products. See also "Liquidity and Capital Resources" section below.

     General and administrative. General and administrative expenses were $26,562 and $51,762 for the three and six months ended March 31, 2003 and $15,610 and $39,234 for the three and six months ended March 31, 2002. The increase from the previous periods is primarily due to increased costs in support of the Company's efforts to enter new markets and expenses related to its annual audit.

     Depreciation. Depreciation expense for the three months ended March 31, 2003 and 2002 was $1,702 and $65, respectively. Depreciation expense for the six months ended March 31, 2003 and 2002 was $3,405 and$102, respectively. The increase in depreciation expense was mainly due to reclassifying land, building, and improvements from being held for sale to being held and used during the quarter ending September 30, 2002 and adjusting the carrying amount of the related assets to their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used.

     Nonoperating income (expense). Nonoperating income (expense) for the three months ended March 31, 2003 and March 31, 2002 was ($75,294) and $12,274,
respectively. Nonoperating (expense) for the six months ended March 31, 2003 and 2002 was ($88,128) and ($25,231), respectively. The increase in nonoperating expense for the three month and six month period ending March 31, 2003 was primarily due to an increase in interest accruals on past due liabilities.

     Net Loss. Net loss for the three months ended March 31, 2003 was ($104,763) or ($0.02) per share compared to a net loss for the three months ended March 31, 2002 of ($10,153) or ($0.00) per share. Net loss for the six months ended March 31, 2003 was ($149,861) or ($0.03) per share compared to a net loss for the six months ended March 31, 2002 of ($73,403) or ($0.01) per share. The increase in losses was due largely to the write off of accounts payable and debt, which was included in nonoperating income during fiscal year 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at March 31, 2003. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. As of March 31, 2003 the Company had not yet sold any networked security products. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing and then to attempt to sell the Company's current or additional security products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.
     During fiscal 2002, the Company entered into an agreement with Bluestem. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note was payable April 23, 2003. The Company plans to discuss an extension of the due date for this note with Bluestem. If the loan was converted, it would have been converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At March 31, 2003, interest payable in the amount of $9,558 had been accrued for this note.

     The Company has approximately $9,000 in past due accounts payable with judgments against these amounts. The Company does not intend to pay any unsecured debts until its obligations to its secured creditors are satisfied. The Company follows the practice of writing off accounts payable, debt and related accrued interest when extinguished under the statute of limitations.

     Management believes that the largest challenges that the Company will confront are in achieving increases in revenues and profitability in the future and obtaining financing to fund operations. While the Company is optimistic about the possibility of overcoming these challenges and achieving its goals, there can be no assurance that it will be able to achieve any or all of its objectives.

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

     Dated:  May 14, 2003               INTERACTIVE GROUP, INC.


                                        /s/ Robert Stahl
                                        ----------------
                                        Robert Stahl
                                        President and Secretary

                                        /s/ Carol Flickinger
                                        --------------------
                                        Carol Flickinger
                                        Accounting Manager

                            SECTION 302 CERTIFICATION
                                  CERTIFICATION
                                Of the President
     I, Robert J. Stahl, President of InterActive Group, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
     Date:May  14,2003                         /s/  Robert J. Stahl
          ------------                         --------------------
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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  May 14,2003                         /s/  Carol Flickinger
            -----------                         ---------------------
                                                Carol Flickinger
                                                Accounting Manager