Form 10QSB
period 2003-06-30
INTERACTIVE GROUP INC
filed 2003-08-13
CIK 879407

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003

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

                                 (605) 363-5117
                                ---------------
                            Issuer's telephone number

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,276,039 shares atAugust13, 2003
                                           ---------------------------------

Transitional  Small  Business Disclosure Format (Check one):  Yes      No  X
                                                                  ---     ---

                            INTERACTIVE GROUP, INC.
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                 Page(s)
                                                                                 -------

  Balance Sheets -June 30, 2003 and September 30, 2002                                 3

  Statements of Operations - Nine and Three Months Ended June 30, 2003 and 2002        4

  Statement of Stockholders' Deficit - Nine Months Ended June 30, 2003                 5

  Statements of Cash Flows - Nine Months Ended June 30, 2003 and 2002                  6

  Notes to Financial Statements                                                      7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation                 10-11

Item 3.  Controls and Procedures                                                   11-12

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             12

                                       INTERACTIVE GROUP, INC.

                                           BALANCE SHEETS

                                                                            6/30/2003     '9/30/2002
ASSETS                                                                      Unaudited      Audited
                                                                           ------------  ------------
Current Assets
  Cash                                                                     $     4,954   $    18,491
  Inventories                                                                   13,402        13,005
  Prepaid expenses and other assets                                              1,427           627
                                                                           ------------  ------------
           Total current assets                                                 19,783        32,123
                                                                           ------------  ------------

Property and Equipment, at cost
  Land, building and improvements                                              100,516       100,516
  Equipment                                                                     12,694        12,694
                                                                           ------------  ------------
                                                                               113,210       113,210
  Less accumulated depreciation                                                 86,880        81,772
                                                                           ------------  ------------
                                                                                26,330        31,438
                                                                           ------------  ------------
           Total assets                                                    $    46,113   $    63,561
                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, related parties                                           $   600,000   $   600,000
  Current maturities of long-term debt                                           2,000         6,000
  Accounts payable                                                              21,457        14,312
  Accounts payable, related parties                                            295,973       244,217
  Accrued expenses                                                              24,314        23,599
  Accrued expenses, related parties                                            828,921       698,614
                                                                           ------------  ------------
           Total current liabilities                                         1,772,665     1,586,742
                                                                           ------------  ------------

Long-term Debt, less current maturities                                         27,500        27,500
                                                                           ------------  ------------

Stockholders' Deficit
  Series A preferred stock, $.001 par value; authorized 2,000,000 shares;
    issued and outstanding 2,000,000 shares; liquidation preference
     of $300,000                                                                 2,000         2,000
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 5,276,039 shares                                      5,276         5,276
  Additional paid-in capital                                                 8,054,967     8,054,967
  Accumulated deficit                                                       (9,816,295)   (9,612,924)
                                                                           ------------  ------------
           Total stockholders' deficit                                      (1,754,052)   (1,550,681)
                                                                           ------------  ------------
           Total liabilities and stockholders' deficit                     $    46,113   $    63,561
                                                                           ============  ============

See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.

                            STATEMENTS OF OPERATIONS
               Nine and three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                         Nine months           Three months
                                        ended June 30,        ended June 30,
                                      2003        2002       2003       2002
                                   ----------  ----------  ---------  ---------
Net sales                          $   2,651   $   2,177   $    207   $    270
Cost of goods sold                        81          84          9          9
                                   ----------  ----------  ---------  ---------
            Gross profit               2,570       2,093        198        261
                                   ----------  ----------  ---------  ---------

Operating expenses
    Selling                           15,021      30,392      2,678     19,622
    General and administrative        64,383      68,744     12,621     29,510
                                   ----------  ----------  ---------  ---------
                                      79,404      99,136     15,299     49,132
                                   ----------  ----------  ---------  ---------
            Operating (loss)         (76,834)    (97,043)   (15,101)   (48,871)
                                   ----------  ----------  ---------  ---------

Nonoperating income (expense):
   Write off of accounts payable
     and debt, net                         -      51,626          -      2,770
     Interest expense               (127,346)   (117,142)   (38,493)   (42,151)
     Other income, net                   809       1,073         84        169
                                   ----------  ----------  ---------  ---------
                                    (126,537)    (64,443)   (38,409)   (39,212)
                                   ----------  ----------  ---------  ---------
(Loss) before income taxes          (203,371)   (161,486)   (53,510)   (88,083)
  Income tax expense                       0           0          0          0
                                   ----------  ----------  ---------  ---------
           Net (loss)              $(203,371)  $(161,486)  $(53,510)  $(88,083)
                                   ==========  ==========  =========  =========

Loss per common share              $   (0.04)  $   (0.03)  $  (0.01)  $  (0.02)
                                   ==========  ==========  =========  =========

See Notes to Financial Statements.

                            INTERACTIVE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2003 and 2002
                                  (Unaudited)

                                                                        2003        2002
                                                                     ----------  ----------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                     $(203,371)  $(161,486)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Depreciation                                                     5,108       5,112
        Write off of accounts payble and debt, net                           -     (51,626)
        Change in assets and liabilities:
          Decrease in accounts receivable                                    -         568
          (Increase) in inventories                                       (397)     (6,411)
          (Increase) decrease in prepaid expenses and other assets        (800)        135
          Increase in accounts payable                                   7,145      15,653
          Increase in accrued expenses                                 131,022     106,299
                                                                     ----------  ----------
            Net cash (used in) operating activities                    (61,293)    (91,756)
                                                                     ----------  ----------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     -      (1,675)
                                                                     ----------  ----------
          Net cash (used in) investing activities                            -      (1,675)
                                                                     ----------  ----------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related party                                       51,756      53,941
      Proceeds from related party loan                                       -     100,000
      Principal payments on long-term debt                              (4,000)     (4,000)
                                                                     ----------  ----------
            Net cash provided by financing activities                   47,756     149,941
                                                                     ----------  ----------

              Net increase (decrease)in cash                           (13,537)     56,510

    CASH
    Beginning                                                           18,491         271
                                                                     ----------  ----------

    Ending                                                           $   4,954   $  56,781
                                                                     ==========  ==========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest                                                     $       -   $       -
        Income taxes                                                         -           -

See Notes to Financial Statements.

                             INTERACTIVE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The financial information presented has been prepared from the books and records without audit, but in the opinion of management, includes all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine months ended June 30, 2003, are not necessarily indicative of the results expected for the entire year.

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

A total of 3,000,000 options were provided for under the 2000 plan to be granted to employees and other individuals that provide services to the Company. Options granted are at the discretion of the Board of Directors, have a maximum term of 10 years, or 5 years if the option holder has more than a 10% interest of the combined voting power of all classes of outstanding stock of the Company. No options are outstanding under this plan as of June 30, 2003. The plan expires February 2011.

In  connection  with  the  creation  of  the Carlsbad Security Products Division
(CSPD) during 2002, the Board of Directors authorized the issuance of 3,800,000 nonqualified options to three independent sales consultants. These options were issued outside of the 1993 and 2000 plans and have an exercise price of $.05 per share. These options are only exercisable (vest) upon the achievement of minimum revenue and gross margin performance criteria of the Company as defined in the respective stock option agreement with each independent sales consultant. During the nine months ended June 30, 2003, 600,000 options expired as minimum revenue and gross margin performance criteria were not met.

For pro forma presentation purposes, had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in Financial Accounting Standards Board Statement No. 123), the reported net loss and loss per share amounts would have been the same as the reported net loss and loss per share amounts for the three and nine months ended June 30, 2003 and 2002, as the fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with an assumption that all outstanding options will be 100% forfeited.

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

At June 30, 2003, the Company has for tax reporting purposes approximately $15,000 in unused research and development credits and a net operating loss carryforward of approximately $8,188,000 available to be offset against future federal taxable income or income tax liabilities. These carryforwards expire in varying amounts in years ending September 30, 2005 through 2023. The Company has recorded a full valuation allowance on the deferred tax assets due to lack of assurance that the tax benefits can be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE  4.     LOSS  PER  COMMON  AND  COMMON  EQUIVALENT  SHARE

The loss per common and common equivalent share has been computed using the weighted average of the number of shares outstanding for the nine and three months ended June 30, 2003 and 2002. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine and three month periods ended June 30, 2003, because to do so would have been antidilutive are as follows:
20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 37,500 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. In addition, the 2,800,000 remaining stock options contingently issuable under the agreements with three independent sales consultants and any shares which may be issuable upon conversion of the Bluestem Capital Partners III Limited Partnership note payable, are not included in diluted earnings per share. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the nine and three month periods ended June 30, 2002, because to do so would have been antidilutive are as follows: 20,000,000 shares of common stock issuable upon the conversion of Series A preferred stock, 44,834 shares of common stock issuable upon the exercise of options, and 1,000,000 shares of common stock issuable upon the exercise of stock warrants. In addition, the 3,800,000 stock options contingently issuable under the agreements with the three independent sales consultants and any shares which may be issualbe upon conversion of the Bluestem Capital partners III Limited Partnership note payable, are not included in diluted earnings per share. All references to
(loss) per share in the financial statements are to basic (loss) per share. Diluted (loss) per share is the same as basic (loss) per share for all per share amounts presented. The weighted number of common and common equivalent shares outstanding for the nine and three months ended June 30, 2003 and 2002 was 5,276,039.

NOTE  5.     NOTES  PAYABLE

At June 30, 2003 and September 30, 2002, the Company had a $500,000 note payable to Old TPR, Inc. (TPR), a related party, that is due on demand. The note was originally to a bank and was assumed by TPR in a prior year on behalf of the Company as a result of its guarantee of the loan. The note to TPR bears interest at the rate of 13.6% and is secured by substantially all the assets of the Company. In connection with the assumption of the loan, TPR received 1,000,000 restricted common stock warrants that each represent the right to purchase one share of common stock at $.50. The warrants expire one year following satisfaction of the note.

During fiscal 2002, the Company entered into an agreement with Bluestem Capital Partners III Limited Partnership (Bluestem), a related party. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note was payable April 23, 2003. The Company has entered into an agreement to extend the due date for this note with Bluestem to April 30, 2004. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At June 30, 2003, interest payable in the amount of $12,297 had been accrued for this note.

NOTE  6.     MANAGEMENT'S  PLANS

The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at June 30, 2003. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. As of June 30, 2003, the Company had not yet sold any networked security products. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing, and then to attempt to sell the Company's current or additional products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

NOTE  7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards which have required effective dates occurring during the Company's September 30, 2003 and 2004 fiscal year ends. The Company's financial statements, including the disclosures in this Form 10-QSB, are not expected to be materially affected by those accounting pronouncements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS

     Revenue. Net sales were $207 and $2,651 for the three and nine months ended June 30, 2003 compared to $270 and $2,177 for the three and nine month period ended June 30, 2002. The Company's increase in sales was primarily attributable to a slight increase in demand for it's SoundXchange product for the nine month period ended June 30, 2003.

     Gross Profit. Gross profit decreased 24% to $198 for the three months ended June 30, 2003 from $261 for the three months ended June 30, 2002. Gross profit increased 23% to $2,570 for the nine months ended June 30, 2003 from $2,093 for the nine months ended June 30, 2002. The increase in the nine month period ended June 30,2003 was due to a slight increase in sales of the Company's SoundXchange product.

     Selling expenses. Selling expenses decreased to $2,678 for the three months ended June 30, 2003 from $19,622 for the three months ended June 30, 2002. Selling expenses decreased to $15,021 for the nine months ended June 30, 2003 from $30,392 for the nine months ended June 30, 2002. The decrease in the three and nine month period was due to less emphasis in the quarter on the Company's efforts to sell digital security products. See also "Liquidity and Capital Resources" section.

     General and administrative. General and administrative expenses were $12,621 and $64,383 for the three and nine months ended June 30, 2003 and $29,510 and $68,744 for the three and nine months ended June 30, 2002. The decrease from the previous periods is primarily due to decreased emphasis in support of the Company's efforts to enter new markets.

     Depreciation. Depreciation expense for the three months ended June 30, 2003 and 2002 was $1,703 and $5,011, respectively. Depreciation expense for the nine months ended June 30, 2003 and 2002 was $5,108 and $5,112, respectively. The decrease in depreciation expense was mainly due to reclassifying land, building, and improvements from being held for sale to being held and used during the quarter ending June 30, 2002 and adjusting the carrying amount of the related assets to their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used.

     Nonoperating (expense). Nonoperating (expense) for the three months ended June 30, 2003 and June 30, 2002 was ($38,408) and ($39,212), respectively.
Nonoperating (expense) for the nine months ended June 30, 2003 and 2002 was ($126,536) and ($64,443), respectively. The increase in nonoperating expense for the nine month period ending June 30, 2003 was primarily due to an increase in interest accruals on past due liabilities.

     Net Loss. Net loss for the three months ended June 30, 2003 was ($53,510) or ($0.01) per share compared to a net loss for the three months ended June 30, 2002 of ($88,083) or ($0.02) per share. Net loss for the nine months ended June 30, 2003 was ($203,371) or ($0.04) per share compared to a net loss for the nine months ended June 30, 2002 of ($161,486) or ($0.03) per share. The increase in losses for the nine months ended June 30, 2003 was due largely to the write off of accounts payable and debt, which was included in nonoperating income during fiscal year 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no significant revenue sources and the Company has sustained operating losses for several years and its current liabilities substantially exceeded current assets at June 30, 2003. Continued operations of the Company are dependent upon the Company's ability to meet its debt requirements on a continuing basis and its ability to generate profitable future operations. Management's plans in this regard are to attempt to increase its revenues through the CSPD, which was created in April 2002 with the assistance of TPR for the purpose of developing, marketing and selling networked monitoring and security systems incorporating third party security components, such as digital video recorders and video cameras, with the Company's SoundXchange products and proprietary software. As of June 30, 2003 the Company had not yet sold any networked security products. There can be no assurance that TPR will continue to provide assistance or any other support to the Company. The directors and management of the Company are in the process of reviewing the progress of the security products sales efforts, and the prospects for raising new capital. Following this review, it is contemplated that additional efforts may be made to raise new debt or equity financing and then to attempt to sell the Company's current or additional security products and services. There can be no assurance that the Company will be successful in raising new capital, at least on terms that are acceptable to the Company, or in selling sufficient products and/or services to enable the Company to attain profitability.

     During fiscal 2002, the Company entered into an agreement with Bluestem. Under the terms of a subordinated convertible note, Bluestem loaned the Company the sum of $100,000 with interest to accrue at the rate of 10% per year. The note was payable April 23, 2003. The Company has entered into an agreement to extend the due date for this note with Bluestem to April 30, 2004. If the loan is converted, it would be converted into Company stock, at a number of shares to be agreed upon by the parties. Repayment of the loan is expressly subordinated to payment in full of any and all Senior Indebtedness (as defined in the convertible note) of the Company. At June 30, 2003, interest payable in the amount of $12,297 had been accrued for this note.


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

ITEM  3.  DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and accounting manager, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and accounting manager concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation other than one person has the primary responsibility for performing the accounting and financial duties. However, as a compensating control to this concentration of duties, all banking and other monetary transactions are reviewed and approved by the President or the Vice President of the Company.


                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits
Exhibit No.  Exhibit
31.1         Section  302(a)  Certification  of  Principal  Executive  Officer
31.2         Section  302(a)  Certification  Accounting  Manager
32 Certification of Principal Executive Officer and Accounting Manager Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b. No reports on Form 8-K have been filed during the quarter for which this report is filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 13, 2003              INTERACTIVE GROUP, INC.


                                         /s/  Robert  Stahl
                                         ------------------
                                         Robert  Stahl
                                         President  and  Secretary

                                         /s/  Carol  Flickinger
                                         ----------------------
                                         Carol  Flickinger
                                         Accounting  Manager