Form 10KSB
period 2003-09-30
ARROWHEAD RESEARCH CORP
filed 2004-01-13
CIK 879407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark  One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 2003.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from . . . .to . . . .


                        COMMISSION FILE NUMBER 000-21898


                         ARROWHEAD RESEARCH CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                          46-0408024
        (State of incorporation)     (I.R.S. Employer Identification No.)

                          150 S. Los Robles, Suite 480
                           Pasadena, California  91101
                                 (626) 792-5549
          (Address and telephone number of principal executive offices)

           InterActive Group, Inc., 204 North Main, Humboldt, SD 57035
    (Former name, former address and former fiscal year, if changed since last report)


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

        Title of each class            Name of each exchange on which registered
               None                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by Section13or15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -     -

     Check if disclosure of delinquent filers in response to item 405of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Indicate  by  checkmark  whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act.  Yes   No X
                                                       -    -

     Issuer's revenue for its most recent fiscal year:  None _____

     The aggregate market value of issuer's outstanding Common stock held by non-affiliates was approximately $141,662, based upon the bid price of issuer's Common Stock on January 9, 2004 (prior to the 1-for-65 "reverse split" that was consummated on January 12, 2004.)

     As of January 12, 2004, 6,360,635shares of the issuer's common stock were outstanding.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     On January 12, 2004, the Company, a Delaware corporation then known as "InterActive Group, Inc.", acquired all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the "California corporation"). As a result of this transaction, control of the Company was changed, with the former shareholders of the California corporation owning approximately 88.9% of the Company's Common Stock outstanding immediately following the transaction. In addition, all of the officers and directors of the Company prior to the transaction were replaced by designees of the former shareholders of the California corporation, and the Company's corporate name was changed to "Arrowhead Research Corporation." These transactions were consummated on the terms and conditions set forth in the Stock Purchase and Exchange Agreement (the "Exchange Agreement") described below.

     In connection with the change in control pursuant to the Exchange Agreement, all prior business activities of the Company were completely terminated, and the Company adopted the business and plan of operations that had been developed and was in the process of implementation by the California corporation prior to the transaction. See Item 6, "Management's Discussion and Analysis or Plan of Operations," below.

     Consequently, the Company currently is engaged in continuing efforts to finance research in various aspects in the "nano-technology" field, with a view toward realizing future revenue and profit from any such technologies that might result from the Company sponsored research. Fortune Magazine has defined nano-technology as "the science of building machines and materials at the molecular level, where key components are measured in nanometers, one-billionth of a meter." Prospective applications include information technology, medicine, manufacturing, advanced materials and environmental control. The National
Science Foundation has predicted that the total market for nano-technology products and services will approach one trillion dollars by the year 2015.

     To date, the Company has entered into arrangements with the California Institute of Technology ("Caltech"), and two individual professors on the faculty of Caltech, with respect to the financing of research projects in various aspects of nano-technology development. In consideration of the financing to be provided, the Company has obtained the exclusive right and license to commercially exploit any technology developed as a result of the research, along with any patents that are awarded to Caltech and the researchers.

     The first research project which the Company is funding is under the direction of C. Patrick Collier, Ph.D. Dr. Collier has described the project as one that "includes the binding of nano scale synthetic chemical reactions circuits as a means for controlling complex biochemical reactions dynamics, in analogy to how digital or analog circuits have provided convenient means for controlling complex electrical or mechanical systems." The Company has agreed to provide $810,000 over a 5-year period, at the rate of $162,000 per year, which Dr. Collier and his team will use to finance direct costs, such as salaries and benefits for two post-doctoral researchers, purchase items such as chemical reagents, optical supplies, and other materials used in connection with the research program, and domestic travel to attend conferences of professional organizations whose members are involved in comparable research projects. All other costs, including the salary and benefits of Dr. Collier, and the use of Caltech facilities, will be borne by Caltech.

     The second research project that the Company has agreed to finance is headed by Marc Bockrath, Ph.D. His applied physics group at Caltech is working on the application of nano scale optoelectric components to chemical and biological sensors and electronic circuits. The five year financing agreement between the Company and Dr. Bockrath also specifies annual contributions of approximately $162,000, for a total of $810,000, to be spent on a comparable basis except that this group will use $5,000 of the funds to purchase a computer and specialized software to perform transport measurements in connection with the project.

     The Company is also engaged in negotiations with Caltech and members of its faculty pertaining to additional research agreements.

     In the case of each project financed by the Company, the respective head of the research team will be required to provide a technical report to the Company at each anniversary date of the project, to include details of scientific progress and results, highlighting those that may be of possible commercial interest to the Company. In addition, the statement of work to be performed under each financing agreement will be updated on an annual basis, to reflect any changes in research goals that the parties may agree upon and/or to identify new opportunities that the parties mutually agree to pursue. The Company will also be provided with reprints of any publications in scientific journals resulting from the work that has been financed by the Company.

     The ultimate goal of Arrowhead in providing financing for research projects such as those described above is to obtain the rights to patentable and other intellectual property that can be used for commercial purposes. Should one or more of the projects financed by the Company result in the discovery of a technology having commercial application, it is anticipated that the Company would either start a new company, as a majority-owned subsidiary, to pursue the commercial opportunity, or license one or more third parties to use the technology for commercial purposes, in exchange for the payment of royalties to the Company.

     As is the case with any research project, there can be no assurance that a commercially viable technology will be developed as a result of any one or more of the projects that the Company has agreed to finance to date or may finance in the future. This is particularly true in the case of the projects that the Company typically will finance, since most of these projects are in the very early stages of research, well before they have generated sufficient results to attract the interest of traditional venture capital firms that focus in the high tech arena. Consequently, it is anticipated that the Company will enter into comparable arrangements with a number of researchers in the nano-technology field, both at Caltech and at other universities. In addition, the Company may seek to identify and finance the research and development activities of other entrepreneurs who are working in the nano-technology arena outside of a university setting.

     In addition to financing the research activities of members of the Caltech faculty, the Company has also entered into another agreement with Caltech pursuant to which the Company has obtained the right to monitor and enforce a large portfolio of patents that have previously been issued to Caltech in various areas, including nano-technology. Pursuant to this agreement, the Company has the right to retain 50% of any and all amounts that may be recovered by the Company from third parties who may be infringing upon one or more of the patents in the portfolio

     Given its strategy of financing new, as yet unproved technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all. For this reason, it is anticipated that the Company will generate the funds needed to finance a growing number of research projects through future sales of securities, rather than out of profits generated internally. There can, however, be no assurance that the Company will be successful in the future in raising the level of additional capital sought, or on terms currently contemplated, if at all. Should the Company prove successful in selling securities to raise the additional capital sought to finance additional research, the current stockholders of the Company will experience dilution in their percentage ownership of the Company's outstanding securities.

     Although the risks taken by the Company in financing leading edge technology research may be considered to be great, management of the Company believes that the rewards to the Company and its stockholders also have the potential to be great. That is, it is anticipated that the early-stage investments to be made by the Company should enable the Company to obtain the right, at a relatively low cost per research project, to exploit one or more technologies that could have commercial potential well beyond that of a company that is financed by a traditional venture capitalist. However, as is the case with any research project, there can be no assurance that a commercially viable technology will be developed as a result of any one or more of the projects that the Company has agreed to finance to date or may finance in the future.

     In addition to any technology that might result from Company sponsored research, the Company has also acquired certain technology from San Diego Magnetics, Inc. ("SDM"). SDM was formed in 1998 to purchase from Eastman Kodak Company ("Kodak") the assets and properties then employed by Kodak in the ownership and activities of the Kodak San Diego Laboratories, a research and development operation in San Diego, California involved in the areas of thin film, specialty micro and nano devices and detectors. In connection therewith, SDM obtained a non-exclusive right and license to use, for research, development and commercial purposes, a portfolio of patents owned by Kodak (the "Kodak
Patents") that had been developed by Kodak, through its Kodak San Diego Laboratories and otherwise. In addition, SDM acquired, or has subsequently developed, intellectual property for which patent protection has yet to be sought. In August 2003, a portion of the intellectual property then owned by SDM, relating to currency handling products, was sold to a third party. The rights of SDM in and under the balance of the intellectual property that was not sold to the third party (the "SDM Technology") was acquired by the Company pursuant to the Exchange Agreement described in more detail below.

Description  of  the  Exchange  Agreement
-----------------------------------------

     The transactions that resulted in the change in control of the Company on January 12, 2004, took place in accordance with a Stock Purchase and Exchange Agreement that originally was entered into on December 10, 2003 (the "Exchange Agreement"). Execution of the Exchange Agreement was publicly announced by joint press release on December 12, 2003, and reported by the Company in the Current Report on Form 8-K referred to in response to Item 13 below.

     Pursuant to the Exchange Agreement, an aggregate of 5,655,000 shares of the Company's Common Stock were issued to acquire, in exchange therefor, all of the 5,655,000 shares of the common stock of Arrowhead Research Corporation (the "California corporation") then outstanding. In addition, warrants to purchase 5,645,000 additional shares of the Company's Common Stock, at the price of $1.50 per share, were issued by the Company in exchange for warrants to purchase, at the same price per share, the same number of shares of the California corporation's common stock.

     Prior to the issuance of these shares and warrants under the Exchange Agreement, the Company effected a 1-for-65 "reverse split" of its outstanding Common Stock and a 1-for-6.5 conversion of its Series A Preferred Stock into shares of Common Stock. As a result of the "reverse split" of the Common Stock and conversion of the Series A Preferred Stock, a total of 389,249 shares of Common Stock were then outstanding. An additional 316,386 shares of the Company's Common Stock, and warrants to purchase up to an additional 658,583 shares of Common Stock, at $1.50 per share, were issued in connection with a program to reduce the total debt of the Company to not more than $150,000, and to acquire the SDM Technology.

     Pursuant to the Exchange Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the "Securities Act"), at the Company's cost and expense, all of the shares of the Company's Common Stock, and all of the warrants to purchase shares of the Company's Common Stock, that were issued in connection with the transactions contemplated by the Exchange Agreement, including the shares and warrants issued to the former shareholders of the California corporation, the shares and warrants issued in connection with the Company's debt reduction program, and the shares and warrants issued to acquire the SDM Technology.

     In December 2003, the California corporation commenced a private placement, in which it proposes to issue and sell up to 3,000,000 units, at the price of $1.50 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock for $1.50. The Exchange Agreement provides that the number of shares of the Company's Common Stock, and warrants to purchase shares of the Company's Common Stock issuable at the Closing will be increased, on a share for share and warrant for warrant basis, in the event that this private placement is completed following the Closing.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's principal executive offices are located in an executive suite office that is leased, on a month-to-month basis, for a rental of $750 per month, at 150 S. Los Robles, Suite 480, Pasadena, California 91101.


ITEM 3.   LEGAL PROCEEDINGS.

     Prior to the transactions contemplated by the Exchange Agreement, the Company was delinquent on its interest payments on its secured note and a portion of its trade accounts payable, and had several judgments against it as a result of its inability to pay its obligations to its unsecured trade creditors. In connection with the reduction of its debt as required by the terms and conditions of the Exchange Agreement, the Company has obtained releases or otherwise extinguished all claims and liens against it, except for those that total, in the aggregate, not more than $150,000. These remaining claims and liens will be paid or otherwise satisfied in full using cash that became available to the Company as a result of the consummation of the transactions contemplated by the Exchange Agreement.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting held on January 12, 2004, the Company's stockholders approved amendments to the Company's Certificate of Incorporation to (i) effect the 1-for-65 "reverse split" of the Company's outstanding Common Stock and the 1-for-6.5 conversion of the Company's outstanding Series A Preferred Stock into shares of the Company's Common Stock, and (ii) change the Company's corporate name from "InterActive Group, Inc." to "Arrowhead Research Corporation." All of the directors and officers of the Company, who together possessed, directly or through one or more affiliates, the power to vote at least a majority of all classes of the issued and outstanding voting securities of the Company as of the record date for the special meeting, had indicated that they would vote, or cause to be voted, all of the securities over which they have voting control in favor of the approval of the proposed amendments. Therefore, approval of the proposed amendments by the stockholders of the Company was assured, no additional votes in favor of approval of the amendments were required, and no proxies were solicited. However, all of the stockholders of record as of the record date for the special meeting were furnished a copy of the Information Statement on Schedule 14C dated December 22, 2003, that the Company filed with the U.S. Securities and Exchange Commission.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Recent  Market  Prices
----------------------

     The Company's Common Stock is traded in the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "IACG-OB". During the year ended September 30, 2003, the average weekly trading volume was approximately 3,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock for reasons unrelated to the Company's operating performance.

     The following table sets forth the high and low bid prices for a share of the Company's Common Stock during each period indicated, as quoted on the NASD Electronic Bulletin Board.

                             Fiscal Year Ended September 30,
                             -------------------------------
                               2003                   2002
                               ----                   ----
                            High  Low              High  Low
                            ----  ----             ----  ----
     1st Quarter             .02  .005              .02  .015
     2nd Quarter             .01  .005              .03   .01
     3rd Quarter            .015  .005              .08  .015
     4th Quarter            .015  .005              .03  .005

     On January 12, 2004, the Company effected a 65-for-1 "reverse split" of its Common Stock. The following table sets forth the high and low bid prices for a share of the Company's Common Stock during each period indicated, adjusted to give effect to the 65-for-1 "reverse split" as if it had occurred at the beginning of the first period indicated.

                             Fiscal Year Ended September 30,
                             -------------------------------
                               2003                   2002
                               ----                   ----
                            High  Low              High  Low
                            ----  ----             ----  ----
     1st Quarter            1.30  .325             1.30  .975
     2nd Quarter             .65  .325             1.95   .65
     3rd Quarter            .975  .325             5.20  .975
     4th Quarter            .975  .325             1.95  .325

     On January 9, 2004, the high and low bid prices for a share of the Company's Common Stock, as quoted on the NASD Electronic Bulletin Board were both $.045, or $2.925 as adjusted to give effect to the 65-for-1 "reverse split" that occurred on January 12, 2004.

Shares  Outstanding
-------------------

     At September 30, 2002, an aggregate of 5,276,039 shares of the Company's Common Stock were issued and outstanding, and owned by 441 stockholders of record, based on information provided by the Company's transfer agent. In addition, at September 30, 2003, 2,000,000 shares of Series A Preferred Stock were outstanding.

     As a result in the transactions contemplated by the Exchange Agreement, including the 65-for-1 "reverse split" of the then outstanding shares of Common Stock and the 6.5-for-1 conversion of the Series A Preferred Stock into shares of Common Stock, followed by the issuance of a total of 316,386 shares of Common Stock in connection with the Company's debt reduction program and the acquisition of the SDM Technology, and the issuance of 5,655,000 shares of Common Stock to the former shareholders of the California corporation, an aggregate of 6,360,635 shares of the Company's Common Stock were outstanding as of January 12, 2004.

     All of the shares of the Company's Common Stock issued in connection with the transactions contemplated by the Exchange Agreement were issued without registration under the Securities Act, in reliance upon the exemptions therefrom provided by Section 4(2) of the Securities Act and Regulation D thereunder. The Company did not receive any cash proceeds on account of any of such issuances.

     Prior to the closing under the Exchange Agreement, the predecessor California corporation completed a private placement in which it raised net proceeds of $2,393,500. See Item 6, "Management's Discussion and Analysis or Plan of Operations," below. These shares were issued without registration under the Securities Act, in reliance upon the exemptions therefrom provided by
Section 4(2) of the Securities Act and Regulation D thereunder, as were the shares of Common Stock and stock purchase warrants issued to the founders of the California corporation in connection with its initial incorporation and organization.

Dividends
---------

     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Description  of  Securities
---------------------------

     The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, $.001 par value, and 10,000,000 shares of Preferred Stock, $.001 par value. As of January 12, 2004, 6,360,635 shares of the Company's Common Stock were outstanding, and no shares of the Company's Preferred Stock, were outstanding. In addition, warrants to purchase an aggregate of 6,303,583 shares of the Company's Common Stock, at the price of $1.50 per share, were outstanding as of January 12, 2004.

     Common Stock. Holders of the Company's Common Stock are entitled to receive ratably dividends out of funds legally available for that purpose if, as and when declared by the Board of Directors. The Company has never paid cash dividends on its Common Stock and the Board of Directors does not anticipate that the Company will pay cash dividends of its Common Stock in the foreseeable future. The future payment of dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon earnings, capital requirements, financial condition and other relevant factors. The dividend rights of the Company's Common Stock also are subject to the rights of any Preferred Stock which may be issued. Each holder of the Company's Common Stock is entitled to one vote for each share held on each matter presented for stockholder action, and there is no cumulative voting in the election of directors. Holders of the Company's Common Stock have no preemptive, subscription, redemption or conversion rights. In the case of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Company's Common Stock would be entitled to receive, pro rata, any assets distributable to common stockholders in respect of the number of shares held by them. The liquidation rights of the Company's Common Stock would be subject to the rights of holders of any Preferred Stock outstanding at the time of such liquidation. All outstanding shares of the Company's Common Stock are fully paid and nonassessable under the laws of the State of Delaware.

     Preferred Stock. The Company is authorized to issue, subject to any limitations prescribed by the laws of the State of Delaware but without further action by the Company's stockholders, up to 10,000,000 shares of Preferred Stock from time to time in one or more series with such designations, powers, preferences and relative voting, distribution, dividend, liquidation, transfer, redemption, conversion and other rights, preferences, qualifications, limitations or restrictions as may be provided for the issue of such series by resolution adopted by the Company's Board of Directors. Such Preferred Stock could have priority over the Company's Common Stock as to dividends and as to the distribution of the Company's assets upon any liquidation, dissolution or winding up of the Company. In addition, the Company's Board of Directors may authorize and issue Preferred Stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of such Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

     Stock Purchase Warrants. All of the Common Stock purchase warrants (the "Warrants") that currently are outstanding are exercisable, on the same terms and conditions, to purchase one share of the Company's Common Stock at the price of $1.50 per share. The Warrants are detachable from the Units and exercisable at any time, and from time to time, prior to June 30, 2013, on which date all unexercised Warrants will expire. The Warrants are redeemable at the Company's option, in whole but not in part, on 30 days' prior written notice, at the price of $0.001 per Warrant, provided that the closing bid price for a share of the Company's Common Stock has equaled or exceeded $3.00 per share for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice. Holders will be required to exercise their Warrants within 30 days or accept the $0.001 per Warrant redemption price.

Limitation  of  Liability;  Indemnification.
--------------------------------------------

     The Company's Certificate of Incorporation provides for the elimination of personal monetary liability of directors to the fullest extent permissible under Delaware law. Delaware law does not permit the elimination or limitation of director monetary liability for: (i) breaches of the director's duty of loyalty to the corporation or its stockholders; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violations of law; (iii) the payment of unlawful dividends or unlawful stock repurchases or redemptions or
(iv)  transactions  in which the director received an improper personal benefit.

     Section 145 of the Delaware General Corporation Law permits a Delaware corporation to indemnify, on certain terms and conditions, any person who was or is a party or is threatened to be made a party to any threatened pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action. The Certificate of Incorporation and Bylaws of the Company require the Company to indemnify the Company's directors and officers to the fullest extent permitted under Delaware law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General
-------

     Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Plan  of  Operations
--------------------

     The Company was incorporated in 1989 to develop multimedia hardware and software products, and introduced its first software product in July 1991. In November 1992, the Company introduced its first SoundXchange business audio hardware product, which was designed to be marketed to large and small businesses that have existing local and wide area networks of personal computers, and businesses that plan to connect existing personal computers into such a network. On July 16, 1993, the Company completed its initial public offering, selling 1,000,000 Units, each consisting of one share of Common Stock and one redeemable Common Stock purchase warrant, at the price of $4.50 per Unit, raising gross proceeds of $4,500,000.

     Over the next two years, anticipated sales of SoundXchange products did not materialize and the Company sustained operating losses. In 1995, without additional sources of funding, the Company substantially reduced its operations and, except for sporadic sales of SoundXchange products out of existing inventories, subsequently did not conduct any significant business activities for several years.

     In 2002, the Company created a Carlsbad Security Products Division in an effort to develop, market and sell networked monitoring and security systems that would incorporate third party security components, such as digital video recorders and video cameras, with the

Company's SoundXchange products and proprietary software. In connection therewith, the Company obtained a $100,000 loan to finance these efforts, and defray general and administrative purposes. However, through September 30, 2003, the Company had not sold any networked security products, and had spent substantially all of the proceeds of the loan.

     The Company had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. During the year ended September 30, 2003, the Company generated a loss of approximately $286,000, on revenue of less than $3,000. As of September 30, 2003, the Company's current liabilities exceeded its current assets by approximately $1,840,000, the Company was not involved in the production of any products or providing services on a significant level, and it had no direct employees. At that time, the Company's management concluded that efforts to develop a securities products or other viable business were not likely to prove successful, in the absence of the availability of significant sources of financing, if at all. Consequently, after devoting more than ten years in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, management of the Company was receptive when approached by representatives of the California corporation concerning a possible business combination on some basis. Subsequent discussions led to the execution of the Exchange Agreement in December 2003, followed by the closing of the transactions contemplated thereby on January 12, 2004. See Item 1, "Description of Business," for additional information regarding the Exchange Agreement and the transactions consummated thereunder.

     As a consequence of the change in control of the Company resulting from the transactions contemplated by the Exchange Agreement, the Company has adopted a new plan of operations. For a more detailed description of the Company's currently planned business activities, see Item 1, "Description of Business."

Financial  Resources
--------------------

     In October 2003, prior to the Closing under the Exchange Agreement, the California corporation completed a private placement in which it issued and sold, for an aggregate purchase price of $2,645,000, Units each consisting of one share of common stock and a warrant to purchase an additional share of common stock for the price of $1.50. As of January 12, 2004, the Company used approximately $324,000 of the net proceeds from this private placement to fund research projects and retained approximately $1,900,000 in cash and marketable securities that can be used to finance additional research. Of these retained funds, a total of $1,296,000 has been committed to meet the Company's future obligations over 4-year periods under the two research projects that it has already agreed to finance. See Item 1, "Description of Business" above.

     In December 2003, the California corporation commenced a private placement, in which it proposes to issue and sell up to 3,000,000 units, at the price of $1.50 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock for $1.50. If all of the units offered in this private placement were sold, the Company would generate net proceeds, after payment of offering costs and selling commissions, of approximately $4,000,000, for use in further implementation of its plan of operations.

     As a result of the transactions contemplated by the Exchange Agreement, and as a condition thereto, the Company was required to enter into agreements with the holders of its outstanding debt and other obligations, pursuant to which the total debt of the Company as of the date of the closing under the Exchange Agreement would be reduced to not more than $150,000. The funds raised by the California corporation that became available to the combined companies as a consequence of the Exchange Agreement will be used by the Company to satisfy these remaining debt obligations.

Risk  Factors
-------------

     An investment in the Company should be considered speculative, and to involve a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-KSB, prospective investors should carefully consider the following risk and speculative factors:

     Unproven Plan of Operations. As a consequence of the change in the control of the Company on January 12, 2004, all efforts that were previously initiated in an attempt to develop a viable business plan have been abandoned. In place thereof, the Company has adopted as a new plan of operations the strategy that was only recently formulated by the California corporation following its formation in May 2003. To date, implementation of this strategy has been limited, with only two research projects having been selected for funding. Accordingly, the Company's business and operations should be considered to be in the development stage, subject to all of the risks inherent in the establishment of new business ventures. There can be no assurance that the intended business and operations of the Company will be successful. Any future success that the Company might enjoy will depend upon many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

     Risks Inherent in Research Projects. As is the case with any research project, there can be no assurance that a commercially viable technology will be developed as a result of any one or more of the projects that the Company has agreed to finance to date or may finance in the future. This is particularly true in the case of the projects that the Company typically will finance, since most of these projects are in the very early stage of research, well before they have generated sufficient results to attract the interest of traditional venture capital firms that focus in the high tech arena.

     No Assurance of Profitability. Given its strategy of financing new, as yet unproved technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all. For this reason, it is anticipated that the Company will generate the funds needed to finance a growing number of research projects through future sales of securities, rather than out of profits generated internally. There can, however, be no assurance that the Company will be successful in the future in raising the level of additional capital sought, or on terms currently contemplated, if at all.

     Sales of Additional Securities. The Company is authorized to issue an aggregate of 50,000,000 shares of Common Stock without approval of the Company's stockholders, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 6,360,635 shares of Common Stock have been issued, 6,303,583 are reserved for issuance upon exercise of stock purchase warrants, and 300,000 are reserved for issuance upon exercise of stock options that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company. More than 37,000,000 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with a prospective acquisition, upon exercise of future stock option grants, or for another corporate purpose. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in the Company's Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of the Company's Common Stock, depending upon the price and other terms on which the additional shares are issued.

     Possible Issuance of Preferred Stock. Although the Company has no present plan to issue any shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of the Company.

     Market Overhang; Warrants. The Company has agreed to register for resale under the Securities Act, all of the shares of Common Stock and warrants issued in connection with the transactions contemplated by the Exchange Agreement. Sales of shares pursuant to such registration, or even the potential for such sales, could have a depressing effect upon the price at which the Common Stock may be traded in the over-the-counter market. In addition, the issuance of shares of Common Stock upon exercise of the warrants, or the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

     No Dividends. The Company does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.

ITEM 7.   FINANCIAL STATEMENTS.

     On January 12, 2004, the Company issued shares of its Common Stock, along with warrants to purchase additional shares of Common Stock, in exchange for all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation. As a result of this transaction, the California corporation became a wholly-owned subsidiary of the Company, and the former shareholders of the California corporation acquired approximately 88.9% of the Company's Common Stock outstanding immediately thereafter. Since the transaction resulted in such a significant change in control of the Company, it has been accounted for as though the California corporation acquired the Company, through a purchase of the net assets of the Company by the California corporation. Therefore, the financial statements of the Company, a Delaware corporation whose name has been changed to "Arrowhead Research Corporation," are deemed to be those of the California corporation from its inception, and will reflect consolidated operations of the two companies only from and after January 12, 2004. These financial statements, along with the notes thereto and the report of the Company's independent certified public accountant thereon, required to be filed in response to this Item 7 are attached hereto as Exhibits under Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in a Current Report on Form 8-k previously filed by the Company, on January 7, 2004, the Company's Board of Director selected a new independent certified public accountant, Kevin G. Breard, CPA, An Accountancy Corporation, to replace the Company's previous accountants, McGladrey & Pullen LLP, in connection with the change in control of the Company resulting from the transactions provided for in the Exchange Agreement. The reports of McGladrey & Pullen LLP on the Company's financial statements as of September 30, 2002 and 2003, and for each of the fiscal years in the 2-year period ended September 30, 2003, contained an explanatory paragraph concerning substantial doubt about the Company's ability to remain a going concern. However, during this 2-year period, there were no disagreements with the former accountants on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of a date within 90 days of the date of this Annual Report on Form 10-KSB, the executive officers of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The executive officers and directors of the Company are as follows:

                 Name                Age              Title
     -------------------------     ------     ----------------------
     R. Bruce Stewart                66       President and Director
     Edward W. Frykman               66       Director
     James M. Phillips, Jr.          55       Secretary and Director
     LeRoy T. Rahn                   66       Director
     Charles Patrick Collier         29       Director
     Marc W. Bockrath                29       Director

     R. Bruce Stewart devoted much of his time from March 2003 to the present to the formation of the California corporation and the development of its plan of operations. From March 1991 to January 1997, as the founder of Acacia Research Corporation, he served as its Chairman and President. From August 1977 to March 1991, Mr. Stewart was the President of Annandale Corporation. He also was a licensed principal of Annandale Securities, Inc., a licensed broker-dealer.

     Edward W. Frykman has been an Account Executive with Crowell, Weedon & Co. since 1992. Previously, Mr. Frykman served as Senior Vice President of L.H. Friend & Co. Both Crowell, Weedon & Co. and L.H. Friend & Co. are investment brokerage firms located in Southern California. In addition, Mr. Frykman was a Senior Account Executive with Shearson Lehman Hutton where he served as the Manager of the Los Angeles Regional Retail Office of E. F. Hutton & Co. He currently serves on the Board of Directors of Acacia Research Corporation.

     James M. Phillips, Jr. practiced corporate and securities law in Los Angeles and Orange Counties for 25 years, as an associate attorney with Gibson, Dunn & Crutcher and Paul, Hastings, Janofsky & Walker, a partner of Brobeck, Phleger & Harrison, and in his own corporate securities law firm. Currently, Mr. Phillips serves, on part-time basis, as general counsel for a Southern California high technology company. He is also a principal owner and chief financial officer of a small Southern California manufacturer of industrial firefighting equipment and military aircraft components, primarily responsible for implementing an ongoing program of growth through acquisitions.

     LeRoy (Lee) T. Rahn was a partner with the intellectual property law firm of Christie, Parker & Hale for more than 30 years, whose practice focused on assisting clients in protecting their intellectual property through obtaining, maintaining and enforcing patents and other legal rights. He is a former president of the Los Angeles Intellectual Property Association and frequently makes presentations on intellectual property law to legal and trade groups. Prior to becoming an attorney, Mr. Rahn obtained a degree in electrical engineering.

     Charles Patrick Collier has been a Professor in the Division of Chemistry and Chemical Engineering at Caltech since 2001, following completion of postdoctoral work at UCLA. He graduated from Oberlin College in 1991, and received his Ph.D from the University of California at Berkeley in 1998. Dr. Collier is a member of the American Chemical Society and the American Physical Society, and has served as a reviewer for articles published in numerous scientific publications. He received a U.S patent in 2001 for his work involved in "Electrically Addressable Volative Non-Volative Molecular-Based Switching Devices".

     Marc W. Bockrath became a Professor in 2002 in the Department of Applied Physics at CalTech. He received a B.S degree in 1993 from the Massachusetts Institute of Technology, his Ph. D in 1999 from the University of California at Berkeley, and completed post-doctoral research at Harvard University prior to joining the Caltech faculty. Dr. Bockrath is the author or co-author of numerous publications on subjects in the nano-technology field, and has made a number of presentations to both domestic and international scientific associations.

     Directors of the Company are elected the directors by the shareholders for a one-year term, and until their successors are elected at the next annual meeting of shareholders. Officers are appointed by and serve at the discretion of the Board of Directors.

     Compensation of executive officers is determined, from time to time, by the Board of Directors. Each director of the Company who is not otherwise employed full time by the Company will be paid $100.00 for each Board meeting attended, and will be reimbursed for their travel expenses in attending Board meetings.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------

     The following Summary Compensation Table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the fiscal year ended September 30, 2003, to each executive officer of the Company.

                                                          Long-Term Compensation
                                                          ----------------------
                               Annual  Compensation        Awards           Payouts
                               --------------------   --------------------------------
Name and                                                    Stock             LTIP        All Other
Principal Position       Year  Salary   Bonus  Other   Awards    Options    Payouts     Compensation
-----------------------  ----  -------  -----  -----  ---------  -------  ------------  -------------
R. Bruce Stewart,        2003  $25,000     --     --         --       --            --             --
President (1)

James M. Phillips, Jr.   2003       --     --     --         --       --            --  $       9,450
Secretary (2)

________________

(1) Mr. Stewart is paid an annual salary of $60,000. Includes all amounts paid to Mr. Stewart by Arrowhead Research Corporation, the California corporation that was a predecessor of the Company.

(2) During the year ended September 30, 2003, Mr. Phillips was paid a total of $9,450 for services rendered in connection with the incorporation and organization of Arrowhead Research Corporation, the California corporation that was a predecessor of the Company, and its initial private placement. Commencing October 1, 2003, Mr. Phillips has agreed to provide administrative and legal services to the Company (and its predecessor) in exchange for a monthly retainer of $2,250, increasing to $4,500 on January 1, 2004.

Stock  Options
--------------

     Under the 2000 Stock Option Plan (the "2000 Plan") that was previously adopted by the Company's Board of Directors and approved by its stockholders, options to purchase up to 3,000,000 of the Company's Common Stock may be granted over a period of up to ten years. If an option granted under the 2000 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the 2000 Plan. Options may be granted under the 2000 Plan which are intended to qualify as incentive stock options ("ISO's") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or, alternatively, as stock options which will not so qualify ("Nonstatutory Stock Options"). The 2000 Plan terminates on September 30, 2010, and no options would be granted under the 2000 Plan thereafter.

     In connection with the transactions contemplated by the Exchange Agreement, all options previously granted under the 2000 Stock Option Plan were terminated by agreements with the holders thereof, and options to purchase 300,000 shares were granted under the 2000 Stock Option Plan to replace previously options to purchase shares of the California corporation's common stock. Accordingly, as of January 12, 2004, options to purchase a total of 300,000 shares of Common Stock had been granted under the 2000 Stock Option Plan, including an aggregate of 150,000 that have been granted to three of the Company's directors. No options have been granted to any of the Company's current executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of January 12, 2004, with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the then outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table in Item 10 below, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, each person listed below has sole voting and investment power with respect to the shares beneficially owned by such person, subject to applicable community property laws, and the address of each such person is care of the Company, 150 S. Los Robles, Suite 480, Pasadena, California 91101.

               Name and Address                         Shares            Percent
             of Beneficial Owner                 Beneficially Owned(1)  of Class(1)
-----------------------------------------------  ---------------------  -----------
Robert M. and Phyllis J. Ching Living Trust (2)        1,500,000            23.6
150 Limelight Way
Oroville, CA 95966

Kreuzfeld Ltd (3)                                      1,300,000            18.8
Frohalpstr. 20
Zurich 8038, Switzerland

TPR Group, Inc. (4)                                    1,186,134            17.1
6359 Paseo del Lago
Carlsbad, California 92009


Nicolas Rogivue (5)                                    1,050,000            14.6
Bahnhofstr. 94
Zurich 8001, Switzerland
Robert B. Stewart (6)                                    800,000            11.7
2007 Altura Drive
Corona del Mar, CA 92625

Thomas C. Stewart (6)                                    800,000            11.7
1112 40th Street
Sacramento, CA 95819

Drake Revocable Trust (7)                                583,500             8.8
P.O. Box 1448
Chino, CA 95927

R. Bruce Stewart (8)                                     721,000            10.9

James M. Phillips, Jr (9)                                400,000             6.1

Edward K. Frykman (10)                                    50,000               *

 LeRoy (Lee) T. Rahn (11)                                 50,000               *

Charles Patrick Collier (11)                              50,000               *

Marc W. Bockrath (11)                                     50,000               *

All directors and officers                             1,321,000            18.7
(six individuals)(8)(9)(10)(11)

____________________
*    Less than one percent.

     (1)  Beneficial  ownership  is  determined  in  accordance  with the rules and regulations  of  the  Securities  and  Exchange  Commission,  based  on information furnished  by  each  person listed.  Beneficial ownership includes shares that each named  stockholder  has  the  right  to  acquire  within sixty days. In calculating percentage  ownership,  all  shares  which  a named stockholder has the right to so acquire  are  deemed  outstanding  for  the  purpose  of  computing  the percentage ownership  of  that  person,  but  are  not  deemed  outstanding for the purpose of computing the percentage ownership of any other person. Listed persons may disclaim beneficial  ownership  of  certain  shares.

     (2)  Includes  1,500,000  shares of Common Stock owned of record, but does not include warrants to purchase, at $1.50 per share, an additional 1,500,000 shares of
Common  Stock  that  are not exercisable within 60 days of the date of this report.

     (3)  Includes 750,000 shares of Common Stock owned of record, plus warrants to purchase,  at  $1.50  per  share,  an  additional  550,000  shares of Common Stock.

     (4)  Includes  350,805  shares  of  Common Stock owned of record by TPR Group,
Inc., plus warrants to purchase, at $1.50 per share, an additional 90,806 shares of
Common  Stock.  Also  includes 59,038 shares of Common Stock owned of record by Old
TPR,  Inc., an affiliate of TPR Group, Inc., plus warrants held by Old TPR, Inc. to purchase,  at  $1.50 per share, an additional 112,196 shares of Common Stock.  Also includes  116,118  shares  of  Common Stock, and warrants to purchase, at $1.50 per share,  an additional 242,329 shares of Common Stock, owned of record by William J.
Hanson,  677  shares  of  Common  Stock owned of record by J. Randolph Sanders, and
68,947  shares  of  Common  Stock  and warrants to purchase, at $1.50 per share, an additional  145,218 shares of Common Stock owned of record by Richard Love, each of whom  is  a  director  of  TPR  Group,  Inc.

     (5)  Includes 550,000 shares of Common Stock owned of record, plus warrants to purchase,  at  $1.50  per  share,  an  additional  500,000  shares  of Common Stock

     (6)  Includes,  in  each  case,  300,000  shares of the Company's Common Stock owned  of  record,  plus  warrants  to  purchase, at $1.50 per share, an additional
500,000  shares  of  Common  Stock.


     (7)  Includes 333,500 shares of Common Stock owned or record, plus warrants to purchase,  at  $1.50  per  share,  an  additional  250,000  shares of Common Stock.

     (8)  Includes  471,000 shares of the Company's Common Stock owned of record by
Mr.  Stewart,  plus warrants to purchase, at $1.50 per share, an additional 240,000 shares  of Common Stock.  Does not include an aggregate of 600,000 shares of Common
Stock, and warrants to purchase, at $1.50 per share, an additional 1,000,000 shares of  Common  Stock that are owned of record by Robert B and Thomas C. Stewart, adult sons  of Mr. Stewart, the beneficial ownership of all of which is disclaimed by Mr.
Stewart.

     (9)  Includes  150,000 shares of Common Stock owned of record by Mr. Phillips, plus  warrants  to  purchase,  at  $1.50 per share, an additional 250,000 shares of
Common  Stock.

     (10)  Includes  50,000  shares of Common Stock owned of record by Mr. Frykman, plus  warrants  to  purchase,  at  $1.50  per share, an additional 50,000 shares of
Common  Stock.

     (11)  In  each case, all of these shares are issuable upon exercise of a stock option  to  purchase,  at  $1.00  per  share, 50,000 shares of the Company's Common
Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the incorporation and initial organization of the California corporation that was acquired by the Company pursuant to the terms and conditions of the Exchange Agreement, Messrs. Stewart, Phillips and Frykman purchased units consisting of shares of common stock and stock purchase warrants for the price of $.001 per unit. The shares and warrants comprising these units were subsequently acquired by the Company in exchange for the shares of the Company's Common Stock and warrants to purchase shares of the Company's Common Stock currently held by each such individual. See Items 1 and 11 above.

     Messrs. Rahn, Collier and Bockrath were each granted an option to purchase 50,000 shares of the California corporation's common stock upon becoming a director of the California corporation. In exchange for these options, each individual received an option to purchase 50,000 shares of the Company's Common Stock pursuant to the transactions contemplated by the Exchange Agreement. See Items 1 and 11 above.

     Prior to consummation of the transactions contemplated by the Exchange Agreement, TPR Group, Inc. (including its directors and affiliates) owned approximately 83% of the Company's outstanding Common Stock and 100% of the Company's Series A Preferred Stock then outstanding. In connection with the debt conversion program which was required by the Exchange Agreement, TPR Group, Inc. (including its directors and affiliates) received 272,936 shares of the Company's Common Stock (on a post "reverse split" basis) and warrants to purchase, at $1.50 per share, an additional 574,865 shares of the Company's Common Stock. For a further description of the transactions contemplated by the Exchange Agreement, please see Item 1 above.

     Each of the other stockholders identified in the beneficial ownership table set forth under Item 11 above acquired all of their respective shares of Common Stock and warrants to purchase shares of Common Stock as a consequence of the exchange of securities that occurred in connection with the closing of the transactions contemplated by the Exchange Agreement. See Item 1 above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     The following documents are filed herewith or incorporated herein by reference, as set forth in the Index to Financial Statements appearing on page F-1 and the Index to Exhibits appearing on page 23. As a result of the "reverse acquisition" of registrant by Arrowhead Research Corporation, a California corporation, the financial statements of the registrant, a Delaware corporation currently named Arrowhead Research Corporation, are deemed to be the historical financial statements of Arrowhead Research Corporation, the California corporation.

     (1)  Financial  Statements

          Report of Independent Public Accountants dated December 23, 2003.

          Balance  Sheet  of Arrowhead Research Corporation, September 30, 2003.

          Statement of Operations of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003.

          Statement of Shareholders' Equity of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003.

          Statement of Cash Flows of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003.

          Notes  to  Financial  Statements  of  Arrowhead  Research Corporation.

     (2)  Financial  Statement  Schedules

          None

     (3)  Exhibits:

          Exhibit No.                       Description
          -----------                       -----------
             2.1       Stock Purchase and Exchange Agreement dated December 10,
                       2003, by and among InterActive Group, Inc. and the several stock and warrant holders of Arrowhead Research Corporation, a
                       California corporation.  *

             3.1       Certificate of Incorporation of InterActive Group, Inc., a Delaware
                       corporation.  (1)

             3.2       Certificate of Amendment of Certificate of Incorporation of
                       InterActive Group, Inc., providing for the "reverse split" of the corporation's outstanding common stock, the conversion of the outstanding preferred stock into shares of  common stock, and the change of the corporation's name to "Arrowhead Research
                       Corporation."  (2)

             3.3       Bylaws (1)

             4.1       Registration Rights Agreement dated January 12, 2004  *

             4.2       Standstill and Registration Rights Agreement dated January 12,
                       2004 *

            10.1       2000 Stock Option Plan (1)

            21         Subsidiary  *

            31.1       Section 302 Certification  *

            32.2       Section 906 Certification  *

            __________________

            *    Filed herewith.

            (1) Incorporated by reference from the exhibits to the Schedule 14C filed by registrant on January 19, 2001.

            (2) Incorporated by reference from the exhibit to the Schedule 14C filed by registrant on December 22, 2003.

(b)  Reports  on  Form  8-K.

     No reports on Form 8-K were filed by registrant during the last quarter of the fiscal year ended September 30, 2003. However, a Current Report on Form 8-K was filed by registrant on December 15, 2003, to report the execution and delivery of the Stock Purchase and Exchange Agreement by and among registrant and the several share and warrant holders of Arrowhead Research Corporation, a California corporation, and a second Current Report on Form 8-K was filed by registrant on January 9, 2004 to report the change in certifying accountants referred to in Item 8 above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     During the fiscal year ended September 30, 2003, no audit, audit-related, tax or other fees were paid for professional services rendered by the independent certified public accountant who audited the financial statements of the California corporation that are filed herewith as those of the Company. See
Item  7,  "Financial  Statements",  above.

     During the fiscal year ended September 30, 2003, the California corporation did not have an audit committee.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 12, 2003      ARROWHEAD RESEARCH CORPORATION.


                         BY:  R. BRUCE STEWART
                              ------------------------------------------
                              R. Bruce Stewart, President
                              and chief financial and accounting officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

        Name                            Capacity                      Date
----------------------                  --------                ----------------


R. BRUCE STEWART                        Director                January 12, 2004
----------------------
R. Bruce Stewart


EDWARD W. FRYKMAN                       Director                January 12, 2004
----------------------
Edward W. Frykman


JAMES M. PHILLIPS, JR.                  Director                January 12, 2004
----------------------
James M. Phillips, Jr.

                          INDEX TO FINANCIAL STATEMENTS

     As a result of the "reverse acquisition" of registrant by Arrowhead Research Corporation, a California corporation, the financial statements of the registrant, a Delaware corporation currently named Arrowhead Research Corporation, are deemed to be the historical financial statements of Arrowhead Research Corporation, the California corporation.

Arrowhead Research Corporation,

Report of Independent Public Accountants dated December 23, 2003.         F-1

Balance Sheet of Arrowhead Research Corporation, September 30, 2003       F-2

Statement of Operations of Arrowhead Research Corporation for the period F-3 from May 7, 2003 (inception) through September 30, 2003.

Statement of Shareholders' Equity of Arrowhead Research Corporation       F-4
for the period from May 7, 2003 (inception) through September 30, 2003.

Statement of Cash Flows of Arrowhead Research Corporation for the         F-5
period from May 7, 2003 (inception) through September 30, 2003.

Notes to Financial Statements of Arrowhead Research Corporation.          F-6

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
Arrowhead Research Corporation
Pasadena, California

I have audited the accompanying balance sheet of Arrowhead Research Corporation (A Development Stage Company) as of September 30, 2003 and the related statements of operations and stockholders' equity, and cash flows for the period from May 7, 2003 (inception), to September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrowhead Research Corporation (A Development Stage Company) as of September 30, 2003, and the results of its operations and its cash flows from May 7, 2003 (inception), to September 30, 2003, in conformity with accounting principles generally accepted in the United State of America



Kevin G. Breard
Certified Public Accountant

Northridge, California
December 23, 2003

                          ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                                                  SEPTEMBER, 30
                                                                ---------------
                                                                           2003
                                                                ---------------
Cash                                                            $    1,355,289
Prepaid expenses                                                       158,625
Office equipment, net of accumulated depreciation of $90                 2,025
                                                                ---------------

     TOTAL ASSETS                                               $    1,515,939
                                                                ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                $       92,688
Payroll tax payable                                                      2,689
Income tax payable                                                         800
                                                                ---------------

     TOTAL LIABILITIES                                                  96,177

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 20,000,000 shares authorized,
     4,680,000 shares issued and outstanding                             4,680
Additional paid-in capital                                           1,510,320
Accumulated deficit during the development stage                       (95,238)
                                                                ---------------
          TOTAL STOCKHOLDERS' EQUITY                                 1,419,762
                                                                ---------------

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $    1,515,939
                                                                ===============

                          ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2003


COSTS AND EXPENSES
Salaries                                                        $       25,000
Consulting                                                              25,000
General and administrative expenses                                     41,063
Research and development                                                 3,375
                                                                ---------------
       TOTAL COSTS AND EXPENSES                                         94,438
                                                                ---------------
       NET ORDINARY INCOME (LOSS) BEFORE INCOME TAX PROVISION          (94,438)


PROVISION FOR INCOME TAXES                                                 800
                                                                ---------------
       INCOME TAX PROVISION                                                800
                                                                ---------------

       NET INCOME (LOSS)                                        $      (95,238)
                                                                ===============
EARNINGS (LOSSES) PER SHARE                                     $        (0.06)
                                                                ===============

                                              ARROWHEAD RESEARCH CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2003


                                                                                                Accumulated
                                                                                                  Deficit
                                                              Common     Stock    Additional    During the
                                                              ----------------     Paid-in      Development
                                                              Shares    Amount     Capital         Stage        Totals
                                                             ---------  -------  ------------  -------------  -----------
Common stock issued for cash at $0.001 per share             3,000,000  $ 3,000  $         -   $          -   $    3,000
Common stock issued for cash at $1 per share                 1,680,000    1,680    1,678,320              -    1,680,000
Stock issuance costs charged to additional paid-in capital           -        -     (168,000)             -     (168,000)
Net income (loss)                                                    -        -            -        (95,238)     (95,238)
                                                             ---------  -------  ------------  -------------  -----------

BALANCES AS OF SEPTEMBER 30, 2003                            4,680,000  $ 4,680  $ 1,510,320   $    (95,238)  $1,419,762
                                                             =========  =======  ============  =============  ===========

                          ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  (95,238)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation                                                     90
(Decrease) increase in:
     Prepaid expenses                                      (158,625)
     Income taxes payable                                       800
     Accounts payable and accrued expenses                   95,377
                                                         -----------
     Total adjustments                                      (62,358)
                                                         -----------
NET CASH USED BY OPERATING ACTIVITIES                      (157,596)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (2,115)
                                                         -----------
NET CASH USED IN INVESTING ACTIVITIES                        (2,115)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                        4,680
Proceeds from additional paid-in capital, net             1,510,320
                                                         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,515,000
                                                         -----------
NET INCREASE (DECREASE) IN CASH                           1,355,289

CASH AT THE BEGINNING OF PERIOD                                   -
                                                         -----------
CASH AT THE END OF THE PERIOD                            $1,355,289
                                                         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
          Interest                                       $        -
          Income taxes                                   $        -

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------------

General

Arrowhead Research Corporation (the Company) is a development stage company that was incorporated under the laws of the State of California on May 7, 2003 for the primary purpose of seeking favorable opportunities to make investments in, or acquisition of, publicly or privately owned businesses. It is anticipated that most candidates will appear to have the potential, if adequately financed, for rapid growth in sales and profitability, or possess other attributes that management believes offer prospects for substantial returns to the Company and an increase in the value of the Company's investment. The company's principle executive offices are located in Pasadena, California.

As part of its effort to identify emerging technologies and markets, the Company has had extensive discussions with various representatives of the California Institute of Technology and members of its faculty. Management has selected nano-technology as the Company's initial area of focus. Nano-technology is the science of building machines and materials at the molecular level. Prospective applications will impact fields that include information technology, medicine, manufacturing, advanced materials and environmental control. Should one or more of the projects financed by the Company result in the discovery of technology having commercial applications, it is anticipated that the Company will either establish a majority-owned subsidiary to pursue the commercial opportunity or license the technology to one or more third parties on a royalty-bearing basis.

Arrowhead Research Corporation is in the development stage as its operations principally involve research and development, and other business planning activities. The company has no revenue from product sales.

Summary of Significant Accounting Policies

The presentation of financial statements in conformity with accounting principles generally accepted in the Unite States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets.

Basic earnings (losses) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants. For the year ended September 30, 2003, their effect is anti-dilutive.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------------
(CONTINUED)

On July 10, 2003, the Company had a Private Placement offering for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant exercisable to purchase an additional share of the common stock. The securities were offered pursuant to an exemption provided by Regulation 504 of the Securities Exchange Act of 1933. As of September 30, 2003, the Company incurred certain issuance costs of $168,000, with the sale of the stock, such as legal fees and finder fees. The Company did not use an underwriter, so there were no discounts or commissions paid. These issuance costs, associated with the sale of common stock to the public, were charged to additional paid-in capital.

The Company has a stock option plan (the "Plan") which provides for the granting of non-qualified stock options or incentive stock options. Under the Plan, 1,200,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options or stock purchase warrants that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company.

In connection with its initial private placement of common stock, the Company issued 3,000,000 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at a price of $1.50 any time following issuance and prior to June 30, 2013, on which date all unexercised warrants will expire. The warrants are redeemable by the Company at any time following issuance, upon 30 days prior written notice, provided that a public market for the underlying shares of common stock then exists and that the closing bid price for a share of the Company's common stock, for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice, equal or exceeds $3.00 per share. Holders will be required to exercise their warrants within 30 days or accept the $0.001 per warrant redemption price.

The Company maintains one bank account at a financial institution. This account is insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. At September 30, 2003 the Company had deposits with this financial institution with uninsured cash balances totaling $1,255,289. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Research and development costs are expensed as incurred and consist primarily of product development and application research. Financial accounting standards require the capitalization of certain software costs after technological feasibility is established. These costs are not applicable to the Company.

Rent expense was $2,732 for the year ended September 30, 2003.

Prepaid expenses consist of $158,625 incurred under contract agreement with Caltech. See Note 5.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2:   OFFICE EQUIPMENT, NET
          ---------------------

The office equipment is recorded at cost.

                                                      Depreciable
                                                      Life Years
                                                      -----------
Office equipment                      $2,115                    7
                                      -------
                                       2,115
Less accumulated depreciation            (90)
                                      -------
     Net furniture and equipment      $2,025
                                      =======

Depreciation expense for the year ended September 30, 2003 was $90.


NOTE 3:   INCOME TAXES
          ------------

The income tax provision consists of the California Franchise Tax Board minimum of $800, no provision for federal income taxes have been provided as the Company incurred a loss for the year ended September 30, 2003. The Company has elected to carry forward the loss to offset future taxable income. The loss for the year ended September 30, 2003 can be carried forward until it expires at September 30, 2023. Thus, the Company has certain deferred tax assets related to the net operating loss carryforward. There is no assurance that future taxable income will be sufficient to realize the net asset or utilize the tax carryforward. The Company has determined that it is more likely than not that the deferred tax asset may not be realizable. Therefore, a 100% valuation allowance has been recorded.


NOTE 4:   COMMITMENTS AND CONTINGENCIES
          -----------------------------

On September 24, 2003, the Company entered into a contract agreement to use California Institute of Technology, of Pasadena (Caltech) as an independent third party to research, develop, and manufacture its nano-scale products. The research shall be conducted during the period of October 1, 2003 to September 30, 2008. The Company will reimburse Caltech for all direct and indirect costs incurred in the performance of the research which shall not exceed $162,000 per year of the total estimated project cost of $810,000. If the Agreement is extended, the dollar value of costs that will be reimbursed may be increased by mutual agreement to cover additional work performed during the extension.

As of September 30, 2003, the Company had advanced Caltech $158,625 for research costs. Since no work has been preformed as of that date, the balance is being carried as a prepaid expense on the balance sheet.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 5:   SUBSEQUENT EVENTS
          -----------------

On December 1, 2003, the Company initiated a private placement of 3,000,000 units at $1.50 per unit, with each unit consisting of one share of the Company's common stock and one warrant exercisable to purchase an additional share of the common stock at any time prior to June 30, 2013.

On December 11, 2003, the Company announced the execution of the Exchange Agreement with InterActive Group, Inc., a Delaware corporation whose common stock is traded in the over-the-counter market. At the closing of the transactions contemplated by the Exchange Agreement, which is expected to occur on or before January 12, 2004, the Company's current shareholders would acquire approximately 88.9% of the then outstanding common stock of InterActive, whose name would be changed to "Arrowhead Research Corporation". In that event, prospective investors in the offering made by the Company's confidential private placement dated December 1, 2003 would acquire shares and warrants in a publicly-owned entity. The Company is subject to the reporting requirements of the Securities Exchange Act and, as of the date hereof, has filed all reports and other information required to be filed with the Securities and Exchange Commission (SEC) pursuant to the rules and regulations of the SEC under the Securities Exchange Act.

In connection with its initial private placement of common stock, in October, 2003 the Company accepted 80,255 shares of Acacia Research, valued at $500,000, and $475,000 in cash from its shareholders in exchange for 975,000 shares of the Company's common stock. There were also $96,000 of finder's fees for these securities.

In connection with the nano-technology research and development, on November 12, 2003, the company has entered into a second contract agreement with Caltech. The research shall be conducted during the period of January 1, 2004 to December 31, 2008. The Company will reimburse Caltech for all direct and indirect costs incurred in the performance of the research, which shall not exceed $162,000 per year of the total estimated project cost of $810,351.


NOTE 6:   RECENTLY ISSUED ACCOUNTING STANDARDS
          ------------------------------------

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any legal structure used for business purposes that either (a) does not have interest entity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  6:   RECENTLY  ISSUED  ACCOUNTING  STANDARDS
           ---------------------------------------
(CONTINUED)

when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial statements.

In May 2003, The FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer clarify a financial instrument that is within it scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial statements.


NOTE 7:   SEGMENT INFORMATION
          -------------------

Industry Segment Data

The Company is still in the development stage, and no revenues have been earned.

Geographic Area Data

No revenues have been earned.