Form 10QSB
period 2003-12-31
ARROWHEAD RESEARCH CORP
filed 2004-02-13
CIK 879407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,787, as of February 11, 2004.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                     ---     ---

                         ARROWHEAD RESEARCH CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                         Page(s)
ITEM 1. FINANCIAL STATEMENTS

     Balance Sheet as of December 31, 2003 (unaudited).                     3

     Statement of Operations for the quarter ended
     December 31, 2003 (unaudited).                                         4

     Statement of Shareholders' Equity for the quarter                      5
     ended  December  31,  2003  (unaudited).

     Statement of Cash Flows for the quarter ended                          6
     December 31, 2003 (unaudited).

     Notes to Financial Statements (unaudited)                           7-10


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         11

ITEM 3. CONTROLS AND PROCEDURES                                            17


PART II - OTHER INFORMAYION

ITEM 1. LEGAL PROCEEDINGS.                                                 18

ITEM 2. CHANGES IN SECURITIES.                                          18-19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                   19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               19

ITEM 5. OTHER INFORMATION.                                                 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                  20


SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

     On January 12, 2004, the Company issued shares of Common Stock and Warrants in exchange for all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the "California corporation"). As a result of this transaction, the California corporation became a wholly-owned subsidiary of the Company, and the former shareholders of the California corporation acquired approximately 88.9% of the Company's Common Stock outstanding immediately thereafter. Since the transaction resulted in such a significant change in control of the Company, it has been accounted for as though the California corporation acquired the Company, through a purchase of the net assets of the Company by the California corporation. Therefore, the financial statements of the Company, a Delaware corporation whose name has been changed to "Arrowhead Research Corporation," are deemed to be those of the California corporation from its inception, and will reflect consolidated operations of the two companies only from and after January 12, 2004. Accordingly, the following financial statements are filed herewith:

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
     Cash                                                           $1,428,551
     Marketable securities                                             437,390
     Prepaid expenses,
          net of accumulated amortization of $60,750                   259,875
     Office equipment,
          net of accumulated depreciation of $270                        1,845
                                                                    -----------
               TOTAL ASSETS                                          2,127,661
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

     LIABILITIES
     Accounts payable                                                   14,875
     Payroll tax payable                                                 3,856
     Income tax payable                                                  1,600
                                                                    -----------
               TOTAL LIABILITIES                                        20,331

     COMMITMENTS AND CONTINGENCIES                                           -

     STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 20,000,000 shares authorized,
     5,730,000 shares issued and outstanding                             5,730
     Additional paid-in capital                                      2,402,770
     Accumulated deficit during the development stage                 (301,170)
                                                                    -----------
               TOTAL STOCKHOLDERS' EQUITY                            2,107,330
                                                                    -----------

               TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $2,127,661
                                                                    ===========

          ARROWHEAD RESEARCH CORPORATION(A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 2003


     COSTS AND EXPENSES
     Salaries                                                      $  15,000
     Consulting                                                       25,000
     General and administrative expenses                              41,772
     Research and development                                         60,750
                                                                   ----------

          TOTAL COSTS AND EXPENSES                                   142,522

     OTHER LOSSES
     Unrealized losses on marketable securities                       62,610
                                                                   ----------

          NET ORDINARY INCOME (LOSS) BEFORE INCOME TAX PROVISION    (205,132)

     PROVISION FOR INCOME TAXES                                          800
                                                                   ----------

          NET INCOME (LOSS)                                        $(205,932)
                                                                   ==========

     EARNINGS (LOSSES) PER SHARE                                   $   (0.04)
                                                                   ==========

                                        ARROWHEAD RESEARCH CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE QUARTER ENDED DECEMBER 31, 2003


                                                                                  Accumulated
                                                                                   Deficit
                                                     Common Stock     Additional  During the
                                                  ------------------    Paid-in   Development
                                                   Shares    Amount     Capital      Stage       Totals
                                                  ---------  -------  -----------  ----------  -----------

BALANCES AS OF SEPTEMBER 30, 2003                 4,680,000    4,680  $1,510,320   $ (95,238)  $1,419,762

Common stock issued for cash at $0.20 per share      75,000       75      14,925           -       15,000

Common stock issued for cash at $1 per share        475,000      475     474,525           -      475,000

Common stock issued for marketable securities       500,000      500     499,500           -      500,000
 at $1 per share

Stock issuance costs charged to additional                -        -     (96,500)          -      (96,500)
paid-in capital

Net income (loss)                                         -        -           -    (205,932)    (205,932)
                                                  ---------  -------  -----------  ----------  -----------

BALANCES AS OF DECEMBER 31, 2003                  5,730,000  $ 5,730  $2,402,770   $(301,170)  $2,107,330
                                                  =========  =======  ===========  ==========  ===========

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED DECEMBER 31, 2003


     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $ (205,932)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation                                               180
          Unrealized gain (loss) on marketable securities         62,610
     (Increase) decrease in:
          Prepaid expenses                                      (101,250)
     (Decrease) increase in:
          Income taxes payable                                       800
          Accounts payable and accrued expenses                  (76,646)
                                                              -----------
          Total adjustments                                     (114,306)
                                                              -----------
     NET CASH USED BY OPERATING ACTIVITIES                      (320,238)

     CASH FLOW FROM INVESTING ACTIVITIES                               -

     NET CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                          550
     Proceeds from additional paid-in capital, net               392,950
                                                              -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   393,500
                                                              -----------
     NET INCREASE (DECREASE) IN CASH                              73,262

     CASH AT THE BEGINNING OF PERIOD                           1,355,289
                                                              -----------
     CASH AT THE END OF THE PERIOD                            $1,428,551
                                                              ===========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
          Interest                                            $        -
          Income taxes                                        $        -

     NON-CASH TRANSACTION


The company accepted 80,255 shares of marketable security, valued at $500,000, from its shareholder in exchange for 500,000 shares on the Company's common stock.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------

General

Arrowhead Research Corporation (the Company) is a development stage company that was incorporated under the laws of the State of California on May 7, 2003 for the primary purpose of seeking favorable opportunities to make investments in, or acquisitions of, publicly or privately owned businesses. It is anticipated that most candidates will appear to have the potential, if adequately financed, for rapid growth in sales and profitability, or possess other attributes that management believes offer prospects for substantial returns to the Company and an increase in the value of the Company's investment. The company's principal executive offices are located in Pasadena, California.

As part of its effort to identify emerging technologies and markets, the Company has had extensive discussions with various representatives of the California Institute of Technology and members of its faculty. Management has selected nano-technology as the Company's initial area of focus. Nano-technology is the science of building machines and materials at the molecular level. Prospective applications will impact fields that include information technology, medicine, manufacturing, advanced material and environmental control. Should one or more of the projects financed by the Company result in the discovery of technology having commercial applications, it is anticipated that the Company will either establish a majority-owned subsidiary to pursue the commercial opportunity or license the technology to one or more third parties on a royalty-bearing basis.

Arrowhead Research Corporation is in the development stage as its operations principally involve research and development, and other business planning activities. The company has no revenue from product sales.

Summary  of  Significant  Accounting  Policies

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company's securities investments are held principally for the purpose of selling in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period in earnings.

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets.

Basic earnings (losses) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants. For the quarter ended December 31, 2003, their effect is anti-dilutive.

On December 1, 2003, the Company initiated a second private placement of units at $1.50 per unit, with each unit consisting of one share of the Company's common stock and one warrant exercisable to purchase an additional share of the common stock at any time prior to June 30, 2013. The securities were offered pursuant to an exemption provided by Regulation 504 of the Securities Exchange Act of 1933.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
       -------------------------------------------------------
(CONTINUED)

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

In connection with its initial private placement of common stock, the Company issued 2,645,000 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 any time following issuance and prior to June 30, 2013, on which date all unexercised warrants will expire. The warrants are redeemable by the Company at any time following issuance, upon 30 days prior written notice, provided that a public market for the underlying shares of common stock then exists and that the closing bid price for a share of the Company's common stock, for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice, equal or exceeds $3.00 per share. Holders will be required to exercise their warrants within 30 days or accept the $0.001 per warrant redemption price.

On December 11, 2003, the Company announced the execution of the Stock Purchase and Exchange Agreement with InterActive Group, Inc., a Delaware corporation whose common stock is traded in the over-the-counter market. Pursuant to the terms and conditions set forth in the Exchange Agreement, on January 12, 2004, InterActive acquired all of the issued and outstanding securities of the Company. As a result, control of InterActive was changed, with the former shareholders of the Company owning approximately 88.9 percent of the then outstanding common stock of InterActive immediately following the transaction. In addition, all of the officers and directors of InterActive prior to the transaction were replaced by designees of the former shareholders of the Company and InterActive's corporate name was changed to "Arrowhead Research
Corporation". The Company is subject to the reporting requirements of the Securities Exchange Act and, as of the date hereof, has filed all reports and other information required to be filed with the Securities and Exchange Commission (SEC) pursuant to the rules and regulations of the SEC under the Securities Exchange Act.

In connection with its initial private placement of common stock, in October 2003, the Company accepted 80,255 shares of Acacia Research, valued at $500,000, and $475,000 in cash from its shareholders in exchange for 975,000 shares of the Company's common stock. There were also $96,000 of finder's fees for these securities.

The Company maintains one bank account at a financial institution. This account is insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. At December 31, 2003 the Company had deposits with this financial institution with uninsured cash balances totaling $1,328,551. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Rent  expense  was  $2,910  for  the  quarter  ended  December  31,  2003.

Prepaid expenses consist of $259,875 incurred under contract agreements with Caltech. See Note 4

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE  2:  OFFICE EQUIPMENT, NET
          ---------------------

The office equipment is recorded at cost.

                                                        Depreciable
                                                         Life Years
                                                        -------------

Office equipment                         $      2,115        7
                                         -------------
                                                2,115
Less accumulated depreciation                    (270)
                                         -------------
Net office equipment                     $      1,845
                                         =============

Depreciation expense for the quarter ended December 31, 2003 was $180.


NOTE  3:  INCOME  TAXES
          -------------

The income tax provision consists of the California Franchise Tax Board minimum of $800, no provision for federal income taxes have been provided as the Company incurred a loss for the quarter ended December 31, 2003. The Company has elected to carry forward the loss to offset future taxable income. The loss for the quarter ended December 31, 2003 can be carried forward until it expires at December 31, 2023. Thus, the Company has certain deferred tax assets related to the net operating loss carryforward. There is no assurance that future taxable income will be sufficient to realize the net asset or utilize the tax carryforward. The Company has determined that it is more likely than not that the deferred tax asset may not be realizable. Therefore, a 100% valuation allowance has been recorded.


NOTE  4  :  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

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

As of December 31, 2003, the Company had advanced Caltech a total of $320,625 for research and development costs. These costs are expensed as incurred and consist primarily of product development and application research. Amortization expense related to these costs was $60,750 for the quarter ended December 31, 2003. Financial accounting standards require the capitalization of certain software costs after technological feasibility is established. These costs are not applicable to the Company.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE  5:  SUBSEQUENT  EVENTS
          ------------------

In connection with its second private placement of common stock, the Company issued an additional 6,608,787 units in exchange for cash at $1.50 per unit, with each unit consisting of one share of the Company's common stock and one warrant exercisable to purchase an additional share of common stock at any time prior to June 30, 2013.


NOTE  6:  RECENTLY  ISSUED  ACCOUNTING  STANDARDS
          ---------------------------------------

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any legal structure used for business purposes that either (a) does not have interest entity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on the Company's financial statements.

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


NOTE  7:  SEGMENT  INFORMATION
          --------------------

Industry Segment Data

The Company is still in the development stage, and no revenues have been earned.

Geographic Area Data

No revenues have been earned.

ITEM  2.          MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS.

General
-------

     Statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Quarterly Report on Form 10-QSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

     The Company had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. During the year ended September 30, 2003, the Company generated a loss of approximately $286,000, on revenue of less than $3,000. As of September 30, 2003, the Company's current liabilities exceeded its current assets by approximately $1,840,000, the Company was not involved in the production of any products or providing services on a significant level, and it had no direct employees. At that time, the Company's management concluded that efforts to develop a securities products or other viable business were not likely to prove successful, in the absence of the availability of significant sources of financing, if at all. Consequently, after devoting more than ten years in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, management of the Company was receptive when approached by representatives of the California corporation concerning a possible business combination on some basis. Subsequent discussions led to execution of a definitive agreement in December 2003, followed by the closing of the transactions contemplated thereby on January 12, 2004.

     As a consequence of the change in control of the Company resulting from these transactions, all prior business activities of the Company were completely terminated, and the Company adopted the business and plan of operations that had been developed and was in the process of implementation by the California corporation prior to the transaction.

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

     The ultimate goal of the Company in providing financing for research projects such as those described above is to obtain the rights to patentable and other intellectual property that can be used for commercial purposes. Should one or more of the projects financed by the Company result in the discovery of a technology having commercial application, it is anticipated that the Company would either start a new company, as a majority-owned subsidiary, to pursue the commercial opportunity, or license one or more third parties to use the technology for commercial purposes, in exchange for the payment of royalties to the Company.

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

Financial  Resources
--------------------

     To date, the Company has completed two private placements in which it issued and sold Units, each consisting of one share of common stock and a warrant to purchase an additional share of common stock for the price of $1.50. The net proceeds from these private placements totaled $11,302,363. As of February 10, 2004, the Company had used approximately $324,000 of its cash resources to fund research projects, and retained approximately $10,872,000 in cash and marketable securities that can be used to finance additional research. Of these retained funds, a total of $1,296,000 has been committed to meet the Company's future obligations over 4-year periods under the two research projects that it has already agreed to finance.

     As a condition to the transactions that resulted in the change in control on January 12, 2004, the Company was required to enter into agreements with the holders of its outstanding debt and other obligations, pursuant to which the total debt of the Company as of the date of the closing under the Exchange Agreement would be reduced to not more than $150,000. The funds raised by the California corporation that became available to the combined companies as a consequence of the change in control are being used by the Company to satisfy these remaining debt obligations.

Risk  Factors
-------------

     An investment in the Company should be considered speculative, and to involve a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-QSB, prospective investors should carefully consider the following risk and speculative factors:

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

     Lack of Revenue; No Assurance of Profitability. To date, the Company has not generated any revenue as a result of its current plan of operations. Moreover, given its strategy of financing new, as yet unproved technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all. For this reason, it is anticipated that the Company will generate the funds needed to finance a growing number of research projects through future sales of securities, rather than out of profits generated internally. There can, however, be no assurance that the Company will be successful in the future in raising the level of additional capital sought, or on terms currently contemplated, if at all.

     Limited Market for the Common Stock. The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "ARWR.OB." However, prior to the change in control of the Company on January 12, 2004, trading in the Common Stock was very sporadic. Since January 12, 2004, there have been extreme fluctuations in the price at which the Company's Common Stock, which may be attributable, in large part, to the limited number of shares of Common Stock available for public sale resulting from the 65-for-1 "reverse split" of the Common Stock on January 12, 2004

     Market Overhang; Warrants. The Company has agreed to register for resale under the Securities Act, all of the shares of Common Stock and warrants issued in connection with the transactions contemplated by the Exchange Agreement. Sales of shares pursuant to such registration, or even the potential for such sales, could have a depressing effect upon the price at which the Common Stock may be traded in the over-the-counter market. In addition, the issuance of shares of Common Stock upon exercise of the warrants, or the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

     Possible Volatility of Market Prices. The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during recent periods. These broad market fluctuations, and other factors such as general economic conditions and trends in the investment markets, may adversely affect the market price of the Company's Common Stock for reasons unrelated to the Company or its operating performance.

     Sales of Additional Securities. The Company is authorized to issue an aggregate of 50,000,000 shares of Common Stock without approval of the Company's stockholders, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 12,338,787 shares of Common Stock have been issued, 12,924,665 are reserved for issuance upon exercise of stock purchase warrants, and 300,000 are reserved for issuance upon exercise of stock options that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company. More than 24,000,000 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions, upon exercise of future stock option grants, or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in the Company's Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of the Company's Common Stock, depending upon the price and other terms on which the additional shares are issued.

     No Public Market for the Warrants. All of the Company's outstanding Warrants were issued without registration under the Securities Act, and therefore are "restricted securities" which can not publicly be resold without such registration or the availability an exemption therefrom. Consequently, no public market for the Warrants currently exists. Although the Company has agreed to register the Warrants for resale under the Securities Act, there can be no assurance, however, that an active public trading market for the Warrants will develop or be sustained in the near future, if at all.

     Arbitrary Determination of Warrant Exercise Price. The price at which the Warrants may be exercised to purchase shares of Common Stock was arbitrarily determined by the Company alone, and bears no relationship to earnings, asset values, book value or any other recognized criteria of value. No independent third party, such as an investment banking firm or other expert in the valuation of businesses or securities, has made an evaluation of the economic potential of the Company or the value of a share of the Company's Common Stock.

     Redeemable Warrants. The Warrants may be redeemed by the Company at any time following issuance, upon 30 day's prior written notice to the holders thereof, provided that a public market for the underlying shares of Common Stock then exists and the closing bid price for a share of the Company's Common Stock for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice equals or exceeds $3.00 per share. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it might be disadvantageous for the holders to do so, to sell the Warrants when they might otherwise wish to hold them, or to accept the redemption price, which may be substantially less than the market value of the Warrants at the time of redemption. Warrant holders who fail to exercise their Warrants will experience a corresponding decrease in their interest in the Company relative to the ownership interest of those Warrant holders who do exercise their Warrants.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, the executive officers of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 3a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

                           PART II - OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS.

     Prior to the change in control on January 12, 2004, the Company was delinquent on its interest payments on its secured note and a portion of its trade accounts payable, and had several judgments against it as a result of its inability to pay its obligations to its unsecured trade creditors. In connection with the reduction of its debt as required by the terms and conditions of the Exchange Agreement, the Company has obtained releases or otherwise extinguished all claims and liens against it, except for those that total, in the aggregate, not more than $150,000. These remaining claims and liens will be paid or otherwise satisfied in full using cash that became available to the Company as a result of the change in control transactions.


ITEM  2.     CHANGES  IN  SECURITIES.

     The transactions that resulted in the change in control of the Company on January 12, 2004, took place in accordance with a Stock Purchase and Exchange Agreement that originally was entered into on December 10, 2003 (the "Exchange Agreement").

     Pursuant to the Exchange Agreement, an aggregate of 5,655,000 shares of the Company's Common Stock were issued to acquire, in exchange therefor, all of the 5,655,000 shares of the common stock of the California corporation then outstanding. In addition, warrants to purchase 5,645,000 additional shares of the Company's Common Stock, at the price of $1.50 per share, were issued by the Company in exchange for warrants to purchase, at the same price per share, the same number of shares of the California corporation's common stock.

     Prior to the issuance of these shares and warrants under the Exchange Agreement, the Company effected a 1-for-65 "reverse split" of its outstanding Common Stock and a 1-for-6.5 conversion of its Series A Preferred Stock into shares of Common Stock. As a result of the "reverse split" of the Common Stock and conversion of the Series A Preferred Stock, a total of 389,249 shares of Common Stock were then outstanding. An additional 316,386 shares of the Company's Common Stock, and warrants to purchase up to an additional 658,583 shares of Common Stock, at $1.50 per share, were issued in connection with a program to reduce the total debt of the Company to not more than $150,000, and to acquire certain technology from San Diego Magnetics, Inc., a research and development operation in San Diego, California involved in the areas of thin film, specialty micro and nano devices and detectors.

     In October 2003, the predecessor California corporation completed a private placement in which it raised net proceeds of approximately $2,380,000 from the sale of Units, each consisting of one share of common stock and a warrant to purchase an additional share of common stock at the price of $1.50. The Units were issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act", in reliance upon the exemptions from such registration afforded by Section 4(2) of the Securities Act and Regulation D promulgated by the

Securities and Exchange Commission under the Securities Act. All of the purchasers of the Units were "accredited investors", as that term is defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act. A second private placement, conducted pursuant to the same exemptions from registration under the Securities Act, was consummated on January 31, 2004, following the end of the period covered by this Current Report on Form 10-QSB. In the second private placement, the Company raised net proceeds of approximately $8,921,863 from the sale of Units, each consisting of one share of common stock and a warrant to purchase an additional share of common stock at the price of $1.50.

     Pursuant to the Exchange Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the "Securities Act"), at the Company's cost and expense, all of the shares of the Company's Common Stock, and all of the warrants to purchase shares of the Company's Common Stock, that were issued in connection with the transactions contemplated by the Exchange Agreement, including the shares and warrants issued to the former shareholders of the California corporation in the two private placements, the shares and warrants issued in connection with the Company's debt reduction program, and the shares and warrants issued to acquire the San Diego Magnetics technology.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

             None.


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


ITEM  5.     OTHER  INFORMATION.

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

             31.1      Section  302  Certification

             32.1      Section  906  Certification


     (b)     Reports  on  Form  8-K.

     A Current Report on Form 8-K was filed by registrant on December 15, 2003, to report the execution and delivery of the Exchange Agreement by and among registrant and the several share and warrant holders of Arrowhead Research Corporation, a California corporation, and a second Current Report on Form 8-K was filed by registrant on January 9, 2004 to report a change in certifying accountants resulting from the change in control of the Company as a consequence of the transactions contemplated by the Exchange Agreement.


                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2004         ARROWHEAD RESEARCH CORPORATION.


                                 BY:  /s/ R. BRUCE STEWART
                                      --------------------
                                      R. Bruce Stewart, President
                                      and chief financial and accounting officer