Form 10QSB
period 2004-03-31
ARROWHEAD RESEARCH CORP
filed 2004-05-17
CIK 879407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark  One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2004.


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


Check whether the issuer (1) filed all reports required to be filed by Section13or15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,550,546 as of May 10, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes  No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                     Page(s)
ITEM 1. FINANCIAL STATEMENTS
  Consolidated Balance Sheet as of March 31, 2004 (unaudited)              3

  Consolidated Statement of Operations for the quarter ended
  March 31, 2004 (unaudited)                                               4

  Consolidated Statement of Shareholders' Equity for the quarter           5
  ended March 31, 2004 (unaudited)

  Consolidated Statement of Cash Flows for the quarter ended               6
  March 31, 2004 (unaudited)

  Notes to Consolidated Financial Statements (unaudited)                7-10


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS AND PLAN OF OPERATION        11

ITEM 3. CONTROLS AND PROCEDURES                                           17

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 18

ITEM 2. CHANGES IN SECURITIES                                          18-19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

ITEM 5. OTHER INFORMATION                                                 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  20

SIGNATURES                                                                20

                  ARROWHEAD RESEARCH CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004


ASSETS
Cash and cash equivalents                                      $10,330,701
Marketable securities                                              807,628
Other receivables                                                      145
Prepaid expenses                                                   360,855
Office equipment,
    net of accumulated depreciation of $616                          9,602
                                                               ------------

        TOTAL ASSETS                                           $11,508,931
                                                               ============

                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                               $    31,552
Other accrued expenses                                               6,862
                                                               ------------

        TOTAL LIABILITIES                                           38,414

COMMITMENTS AND CONTINGENCIES                                            -

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares authorized,
    13,550,546 shares issued and outstanding                        13,551
Additional paid-in capital                                      11,934,019
Accumulated deficit during the development stage                  (477,053)
                                                               ------------
        TOTAL STOCKHOLDERS' EQUITY                              11,470,517
                                                               ------------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $11,508,931
                                                               ============

                  ARROWHEAD RESEARCH CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 2004

COSTS AND EXPENSES
Salaries                                             $  25,000
Consulting                                              33,475
General and administrative expenses                    331,323
Research and development                               141,660
                                                     ----------
        TOTAL COSTS AND EXPENSES                       531,458

OTHER INCOME AND (LOSSES)
Loss on disposition of building and equipment          (23,331)
Interest income                                          8,668
Unrealized gains on marketable securities              370,238
                                                     ----------

        TOTAL OTHER INCOME AND (LOSSES)                355,575
                                                     ----------

        NET INCOME (LOSS)                            $(175,883)
                                                     ==========

        EARNINGS (LOSSES) PER SHARE                  $   (0.02)
                                                     ==========

                                        ARROWHEAD RESEARCH CORPORATION AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                                  Accumulated
                                                                                                    Deficit
                                                                  Common Stock      Additional    During the
                                                              -------------------    Paid-in      Development
                                                                Shares    Amount     Capital         Stage         Totals
                                                              --------------------------------------------------------------
BALANCES AS OF DECEMBER 31, 2003                               5,730,000  $ 5,730  $ 2,402,770   $   (301,170)  $ 2,107,330
Common stock issued for cash at $1.50 per share                6,608,788    6,609    9,906,573              -     9,913,182
Common stock issued in a reverse acquisition of Interactive
    Group, Inc. (see Note 2)                                     705,529      706     (127,844)             -      (127,138)
Common stock issued as gifts at $1 per share                     150,000      150      149,850                      150,000
Common stock issued for services at $1.50 per share              356,229      356      533,988              -       534,344
Additional paid-in capital issued for services                         -        -       60,000              -        60,000
 Stock issuance costs charged to additional paid-in capital            -        -     (991,318)             -      (991,318)
Net income (loss)                                                      -        -            -       (175,883)     (175,883)
                                                              --------------------------------------------------------------

BALANCES AS OF MARCH 31, 2004                                 13,550,546  $13,551  $11,934,019   $   (477,053)  $11,470,517
                                                              ==============================================================

                         ARROWHEAD RESEARCH CORPORATION AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE QUARTER ENDED MARCH 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $  (175,883)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation                                                                               346
Unrealized gain (loss) on marketable securities                                       (370,238)
Common stock issued as gift                                                            150,000
Change in assets and liabilities net of effects from acquisition of InterActive:
    Decrease in building and equipment                                                  23,617
    Decrease in account payable and accrued expenses                                  (150,755)
(Increase) decrease in:
    Other receivables                                                                     (145)
    Prepaid expenses                                                                  (100,980)
(Decrease) increase in:
    Income taxes payable                                                                (1,600)
    Accounts payable and accrued expenses                                               19,683
                                                                                   ------------
    Total adjustments                                                                 (430,072)
                                                                                   ------------
NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES                            (605,955)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                                                   (8,103)
                                                                                   ------------
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES                              (8,103)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital issued for services                                          60,000
Proceeds from issuance of common stock                                                   6,609
Proceeds from additional paid-in capital, net                                        9,449,599
                                                                                   ------------
NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES                       9,516,208
                                                                                   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 8,902,150
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                 1,428,551
                                                                                   ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $10,330,701
                                                                                   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
        Interest                                                                   $         -
        Income taxes                                                               $     1,600

NON-CASH  TRANSACTIONS

The Company issued 150,000 shares of Common Stock to the California Institute of Technology to further research and development.

The Company issued 75,000 options for services which were exercised at $0.20 each. The resulting difference between the exercise price and fair market value was recorded as outside services.

                  ARROWHEAD RESEARCH CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2004

In connection with the reverse acquisition (see Note 2), the Company issued 705,529 shares of Common Stock and 658,583 Common Stock Purchase Warrants for the net assets valued at ($127,138) of InterActive Group, Inc. The Company also assumed $150,000 in liabilities, associated with this acquisition. The Company subsequently disposed of all the fixed assets of InterActive, recognizing a loss on disposition of $23,331.

                         ARROWHEAD RESEARCH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------

BASIS  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Arrowhead Research Corporation (a Delaware Corporation), formally InterActive Group, Inc., and Arrowhead Research Corporation (a California Corporation), a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

GENERAL

On January 12, 2004, the Company, a Delaware corporation then known as "InterActive Group, Inc.", acquired all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the "California corporation"). As a result of this transaction, control of the Company was changed, with the former shareholders of the California corporation acquiring approximately 88.9% of the Company's Common Stock outstanding immediately following the transaction. In addition, all of the officers and directors of the Company prior to the transaction were replaced by designees of the former shareholders of the California corporation, and the Company's corporate name was changed to "Arrowhead Research Corporation."

The Company currently is engaged in funding research at universities in pioneering scientific areas, primarily nanotechnology, in return for exclusive rights to commercialize technologies and associated intellectual property and patents developed as a result of this research. The Company has entered into agreements with the California Institute of Technology and three of its faculty, and is actively pursuing other potential partners at Caltech and other leading research institutions and universities. Commercial applications that arise from Company-sponsored research projects are expected to be developed and marketed by the Company through a series of diversified subsidiaries representing each product or application, or through third-party licensing. In that regard, the Company has recently formed, or entered into agreements to form, or make investments in what are, or expected to be, majority-owned subsidiaries.

Arrowhead Research Corporation is in the development stage as its operations principally involve research and development, and other business planning activities. The company has no revenue from product sales.

On January 31, 2004, the Company completed a private placement of 6,608,788 units at $1.50 per unit, with each unit consisting of one share of the Company's common stock and one warrant exercisable to purchase an additional share of the common stock at any time prior to June 30, 2013. The securities were offered pursuant to an exemption provided by Regulation 504 of the Securities Exchange Act of 1933. The Company paid $991,318 of finder's fees and issued 660,878 finder warrants in connection with the sale of these securities.

The Company has a Stock Option Plan (the "Plan") which provides for the granting of non-qualified Stock Options or incentive Stock Options. Under the Plan, 3,000,000 shares of the Company's Common Stock are reserved for issuance upon exercise of Stock Options or Stock Purchase Warrants that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company.

In connection with the formation of the company, private placements of Common Stock, and the acquisition of Interactive Group, Inc., the Company issued 13,837,749 Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.50 any time following issuance and prior to June 30, 2013, on which date all unexercised Warrants will expire. The Warrants are redeemable by the Company at any time following issuance, upon 30 days prior written notice, provided that a public market for the underlying shares of Common Stock then exists and that the closing bid price for a share of the Company's Common Stock, for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice, equals or exceeds $3.00 per share. Holders will be required to exercise their Warrants within 30 days or accept the $0.001 per Warrant redemption price.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company's securities investments consist of corporate stocks, and are held principally for the purpose of selling in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period reflected in earnings.

For purposes relating to the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets.

Basic earnings (losses) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee Stock Options and Warrants. For the quarter ended March 31, 2004, their effect is anti-dilutive.

In October 2003, in connection with an initial private placement of Common Stock, the Company accepted 80,255 shares of Acacia Research Corporation, valued at $500,000, and $500,000 cash in exchange for 1,000,000 units. The shares are carried on the financial statements as marketable securities. See Note 3.

Rent expense was $2,804 for the quarter ended March 31, 2004.

Prepaid expenses consist of $360,855 incurred under contract agreements with Caltech. See Note 5.


NOTE  2:  BASIS  OF  CONSOLIDATION  -  REVERSE  ACQUISITION  ACCOUNTING
          -------------------------------------------------------------

On January 12, 2004, the Company issued shares of Common Stock and Warrants in exchange for all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the "California corporation"). As a result of this transaction, the California corporation became a wholly-owned subsidiary of the Company, and the former shareholders of the California corporation acquired approximately 88.9% of the Company's Common Stock outstanding immediately thereafter. In addition, all of the officers and directors of the Company prior to the transaction were replaced by designees of the former shareholders of the California corporation, and the Company's corporate name was changed to "Arrowhead Research Corporation." Since the transaction resulted in such a significant change in control of the Company, it has been accounted for as a "reverse acquisition," as though the California corporation acquired the Company, through a purchase of the net assets of the Company by the California corporation, with no goodwill being recognized. Therefore, the financial statements of the Company are deemed to be those of the California corporation from its inception, and reflect consolidated assets and operations of the two entities only from and after January 12, 2004.

The Company is subject to the reporting requirements of the Securities Exchange Act and, as of the date hereof, has filed all reports and other information required to be filed with the Securities and Exchange Commission (SEC) pursuant to the rules and regulations of the SEC under the Securities Exchange Act.


NOTE  3:   MARKETABLE  SECURITIES
           ----------------------

Marketable securities consist of trading securities at quoted market values, as follows:

Corporate  stocks                              $   807,628
                                               ===========

The Company included $370,238 in unrealized gains on these securities in other income and losses at March 31, 2004.


NOTE  4:   OFFICE  EQUIPMENT,  NET
           -----------------------

The office equipment is recorded at cost.

                                               Depreciable
                                               Life Years
                                               -----------
Office equipment                     $10,218           3-7
                                     --------
                                      10,218
Less accumulated depreciation           (616)
                                     --------
          Net office equipment       $ 9,602
                                     ========

Depreciation expense for the quarter ended March 31, 2004 was $346.


NOTE  5:  COMMITMENTS  AND  CONTINGENCIES
          -------------------------------

On September 24, 2003, the Company entered into a contract agreement to sponsor research in the laboratories of Dr. Charles Patrick Collier at the California Institute of Technology (Caltech). The research is to be conducted during the period of October 1, 2003 to September 30, 2008. The agreement originally called for the Company to pay Caltech $162,000 per year to subsidize all direct and indirect costs incurred in the performance of the research, with a total project cost of $810,000 over the five year period. This agreement was subsequently modified on February 26, 2004, to increase the annual contract amount to $235,894 for the first year and $263,218 in each of the next four years. Total project cost is not to exceed $1,288,764 over the five year period.

On November 12, 2003, the Company entered into a second contract agreement with Caltech, to sponsor research in the laboratories of Dr. Marc Bockrath. The research is to be conducted during the period of January 1, 2004 to December 31, 2008. The Company will pay Caltech $162,000 per year to subsidize all direct and indirect costs incurred in the performance of the research, with a total project cost not to exceed $810,000 over the five year period.

On February 23, 2004, the Company entered into a third contract agreement with Caltech, to sponsor research in the laboratories of Dr. Harry Atwater. The research shall be conducted during the period of January 1, 2004 to December 31, 2008. The Company will pay Caltech $242,640 to subsidize all direct and indirect costs incurred in the performance of the research, and slightly lesser amounts in each of the next three years. Total project cost will not exceed $870,793 over a four year period.

If any of these agreements are extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension.

As of March 31, 2004, the Company had advanced Caltech a total of $566,640 for research and development costs. These costs are expensed as incurred. Research expense related to these costs was $141,660 for the quarter ended March 31, 2004. Financial accounting standards require the capitalization of certain software costs after technological feasibility is established. These costs are not applicable to the Company.

On April 20, 2004, the Company finalized the formation of Aonexx Technologies, Inc. and provided $2,000,000 in initial capitalization, and agreed to contribute up to an additional $3,000,000 over a two year period as certain milestones in the development of its business are met. See Note 6, "Subsequent Events."

On April 13, 2004, the Company agreed to commit $5,000,000 to acquire a majority interest in Insert Therapeutics, Inc., of which $1,000,000 is to be provided initially at the time of acquisition with an additional $1,000,000 to be provided in six months, and an additional $3,000,000 based upon the attainment of certain milestones in the further development of its business. See Note 6, "Subsequent Events."

On April 21, 2004, the Company agreed to form Nanokinetics, Inc. and to provide it with a total of $20,000,000 of equity capital, with $2,000,000 to be provided at the time of its formation and an additional $18,000,000 to be contributed over an 18 month period as specified milestones in the development of its business are met. See Note 6, "Subsequent Events."

The Company maintains several bank accounts at various financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. At March 31, 2004 the Company had deposits with these financial institutions with uninsured cash balances totaling $10,130,701. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

NOTE  6:  SUBSEQUENT  EVENTS
          ------------------

On April 20, 2004, the formation and organization of Aonexx Technologies, Inc. was completed, with the Company making its contribution of $2,000,000 to the capital of Aonexx in exchange for Preferred Stock representing 80% of the voting securities of the company, and committing to inject an additional

$3,000,000 if certain milestones are met. If all options outstanding and available under an option pool were granted and exercised, the Company's ownership of voting securities would decline but not below 50%. Moreover, as owner all of the outstanding Preferred Stock, the Company will have the right at all times to elect a majority of the members of the Board of Directors.

On April 13, 2004, the Company agreed to provide $2,000,000 to purchase shares of Preferred Stock that will represent approximately 64% of the voting securities of Insert Therapeutics, Inc. and to contribute up to $3,000,000 of additional capital as certain milestones in the further development of its business are met. In the event that options available under an option pool were granted and exercised, the ownership of the Company in the Insert Therapeutics would be reduced, but not below 50% of the then outstanding voting securities. Moreover, as owner all of the outstanding Preferred Stock, the Company will have the right at all time to elect a majority of the members of the Board of Directors.

On April 21, 2004, the Company entered into an agreement to form Nanokinetics, Inc. with Dr. Michael Roukes and the California Institute of Technology. The Company has agreed to provide $2,000,000 of initial funding to Nanokinetics to purchase shares of Preferred Stock, and to contribute up to $18,000,000 of additional capital as certain milestones in the development of its business are met. The Company initially will own 80% of the voting securities of the new company. In the event that all options outstanding or available under an option pool were granted and exercised, the Company's ownership would be reduced to approximately 45.5% of the then outstanding voting securities. However, as owner of all outstanding Preferred Stock, the Company at all times will have the right to elect a majority of the members of the Board of Directors.

NOTE  7:   RECENTLY  ISSUED  ACCOUNTING  STANDARDS
           ---------------------------------------

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any legal structure used for business purposes that either (a) does not have interest entity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In May 2003, The FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer clarify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

NOTE  8:   SEGMENT  INFORMATION
           --------------------

INDUSTRY  SEGMENT  DATA

The Company is still in the development stage, and no revenues have been earned.

GEOGRAPHIC  AREA  DATA

No  revenues  have  been  earned.

        ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

PLAN  OF  OPERATION
-------------------

     On January 12, 2004, the Company, a Delaware corporation then known as "InterActive Group, Inc.", acquired all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the "California corporation"), pursuant to the terms and conditions set forth in a "Stock Purchase and Exchange Agreement" originally entered into on December 10, 2003 (the "Exchange Agreement"). As a result of this transaction, control of the Company was changed, with the former shareholders of the California corporation acquiring approximately 88.9% of the Company's Common Stock outstanding immediately following the transaction. In addition, all of the officers and directors of the Company prior to the transaction were replaced by designees of the former shareholders of the California corporation, and the Company's corporate name was changed to "Arrowhead Research Corporation."

     As a consequence of the change in control of the Company resulting from these transactions, all prior business activities of the Company were completely terminated, and the Company adopted the business and plan of operations that had been developed and was in the process of implementation by the California corporation prior to the transaction.

     Consequently, the Company currently is engaged in funding research at universities in pioneering scientific areas, primarily nanotechnology, in return for exclusive rights to commercialize technologies and associated intellectual property and patents developed as a result of this research. The goal of the Company in providing financing for research projects is to obtain the rights to patentable and other intellectual property that can be used for commercial purposes. Should one or more of the projects financed by the Company result in the discovery of a technology having commercial application, it is anticipated that the Company would either start a new company, as a majority-owned subsidiary, to pursue the commercial opportunity, or license one or more third parties to use the technology for commercial purposes, in exchange for the payment of royalties to the Company.

     Commercial applications that arise from Company-sponsored research projects are expected to be developed and marketed by Arrowhead Research through a series of diversified subsidiaries representing each product or application, or through third-party licensing. The National Nanotechnology Initiative ("NNI"), sponsored by the federal government, has defined nanotechnology as "research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 - 100 nanometer range." Nanoscale materials are used in electronic, magnetic and optoelectronic, biomedical, pharmaceutical, cosmetic, energy, catalytic and materials applications. According to NNI, areas producing the greatest revenue for nanoparticles reportedly are chemical-mechanical polishing, magnetic recording tapes, sunscreens, automotive catalyst supports, biolabeling, electroconductive coatings and optical fibers. The U.S. government predicts a $1 trillion global market for nanotechnology in little over a decade.

     Through the end of March 2004, the Company had entered into three arrangements with the California Institute of Technology ("Caltech"), and three corresponding individual professors on the faculty of Caltech, Charles Patrick Collier, Marc W. Bockrath and Harry D. Atwater, with respect to the financing of research projects in various aspects of nanotechnology development. In each case, the Company has obtained the exclusive right and license to commercially exploit any technology developed as a result of the research, along with any patents that are awarded to Caltech and the researchers.

The three research agreements currently being financed at Caltech are:

     - NANOELECTRONICS: Professor Marc Bockrath and his team of scientists at Caltech are investigating the behavior of electronic circuits comprised of nanoscale materials, and exploiting their unique properties for a variety of applications. The Bockrath group is researching the transport phenomena of nanometer scale systems to create devices such as memories and logic gates that operate on these new principles. In particular they are examining the nature of carbon nanotubes.

          Carbon nanotubes have several attractive qualities: they are chemically stable, have the electrical conductivity of copper, the thermal conductivity of diamond, and are mechanically flexible with an extremely high strength-to-weight ratio. Based on these remarkable properties, many potential applications have been proposed for carbon nanotubes. Research by the Bockrath group is focused on development of more powerful electromechanical devices, including faster memory chips, switches, and signal processors, and the creation of arrays of sensors that can be individually tailored to detect particular chemical species, enabling on-chip, artificial-nose chemical identification.

     - BIOMOLECULAR TOOLS: Professor C. Patrick Collier's group is developing new technologies that will make possible the study and control of biomolecular materials at the nanometer scale. Specific tools and applications being created involve an atomic force microscope
          (AFM)-based writing technique called Dip-Pen Nanolithography, combinatorial chemical methods, and the construction of molecule-specific switches and manipulators integrated onto AFM tips.

          Dip-Pen Nanolithography (DPN) involves the construction of nano-arrays of biologically active enzymes on glass surfaces and uses chemically modified AFM tips to pattern biological molecules on a surface of interest with nanoscale resolution and precision as well as control over biological activity of the resulting nanostructures. Molecule-specific switches have shown great promise in becoming powerful screening tools for genomics, proteomics and the pharmaceutical industry. Specific benefits include reduced and denser feature sizes. The AFM tips research includes development of methods to exploit the unique molecular capabilities, mechanical and electrical properties, and length scale of single-wall carbon nanotubes (SWNTs). So far, robust, high-yield production methods have been developed for fabricating SWNT probes for AFMs that can image individual molecules in both wet and dry environments. The opportunity here is enormous; conventional structure-based pharmaceutical design is hampered by the lack of high-resolution structural information for most protein-coupled receptors.

     - NANOFILMS: Professor Harry A. Atwater's group is developing methods of engineering nanofilm materials. These ultra-thin films have properties that mirror those of larger, single-crystal bulk materials at the macroscopic level with the added advantage that they can be placed on inexpensive substrates and/or possibly integrated alongside different materials in a single device. Nanofilms currently under investigation include high performance semiconductor materials (useful in such applications as LEDs, solar cells, and wireless communication devices) and so-called active oxides (useful for active optical devices and electro-optical integration).

          The Atwater group is pursuing two approaches to creating these nanofilms. The first, thin-film growth, has the potential to create piezoelectric devices that approach the quality of single crystal devices, but at much lower manufacturing costs and greater potential for integration into MEMS-based devices. The second approach, wafer bonding and layer transfer, could enable the development of low-cost, high performance laminate substrates (e.g., InP on Si) that will reduce manufacturing costs, improve device performance, and enable the integration of multiple device types into a single chip - an industry trend termed system-on-a-chip (SoC). In addition, this latter process has, for the first time, yielded ferroelectric thin films with properties that are as good as those of bulk materials.

     In addition to funding research, the Company has recently formed, or entered into agreements to form or acquire controlling interest in three companies that will operate as majority-owned subsidiaries of the Company:

     - AONEXX TECHNOLOGIES, INC. On April 20, 2004, the Company formed its first majority owned subsidiary, Aonexx Technologies, Inc. with Dr. Harry A Atwater and members of his research group at Caltech. Aonexx was formed to commercialize a patented method for transferring nano-layers of semiconductor materials (e.g., indium phosphide, germanium, and gallium arsenide) and oxides (e.g., barium titanate, lithium niobate, and PMNPT) onto low-cost substrates (e.g., silicon, sapphire, and glass), with no adhesives and with controlled stress. The Company has provided $2,000,000 of initial funding to Aonexx, with a commitment to inject an additional $3,000,000 if certain milestones are met.

          Applications expected to be targeted by Aonexx include the development of inexpensive laminate wafers (e.g., indium phosphide on silicon and germanium on silicon) that could replace expensive, homogenous compound semiconductor substrates. These 'replacement' wafers are expected to reduce manufacturing costs and improve performance for devices such as LEDs, power amplifiers for wireless communications, and high-efficiency solar cells. Aonexx is currently scheduled to have limited samples available for evaluation purposes by qualified parties within three months.

          Aonexx is also exploring the use of the technology to support the integration of different semiconductor materials onto a single substrate. Such a technology would enable optical, logical, and high frequency power amplification devices to be integrated into single dies - an industry trend termed 'system on a chip' (SoC) - and bring with it opportunities for significant cost savings and performance improvements. Ultimately, the company hopes to enable the optical and electrical properties of device active regions to be engineered independently of the underlying substrate's thermal, dielectric, and mechanical properties.

     - NANOKINETICS, INC. On April 21, 2004, the Company entered into an agreement with Dr. Michael Roukes and Caltech to form a new corporation, Nanokinetics, Inc., that will focus on the development of the processes and devices needed to commercialize various nanotechnology applications. Pursuant to this agreement, Caltech would grant to Nanokinetics a fully-paid, worldwide, exclusive license to use for commercial purposes certain technology developed by Dr. Roukes and his research group at Caltech. As payment in full for the technology license, Caltech will be granted a Warrant to purchase, for a nominal consideration, shares of the new company's Common Stock. The Company has committed to provide a total of $20,000,000 in capital to finance the operations of Nanokinetics as specified milestones are met over an initial 12-month period.

          To date, nanoscience has been directed to the development of individual devices. Nanokinetics has been formed to build upon intellectual property developed by Dr. Roukes and his group at Caltech. Nanokinetics will focus on the incorporation of various nanoscience discoveries to produce integrated systems of nanotech devices that can provide the basis of products to be manufactured in commercial quantities. Nanokinetics intends to implement this technological base by establishing the facilities, processes, and techniques required for commercial production of one or more nanotech products to be developed by Nanokinetics for target markets. For example, one application under development by Dr Roukes and his team is a microfluidic-based electronic biosensor based upon BioNEMS (biofunctionalized nanoelectromechanical systems). In the near term, nanosystems such as this, with nanoscale sensor elements numbering in the hundreds and thousands, are expected to provide powerful new approaches to bio-threat detection, drug screening, and medical diagnostics -- with sensitivity approaching the single molecule level.

     - INSERT THERAPEUTICS, INC. The Company has also agreed to acquire a majority interest in Insert Therapeutics, Inc., a Pasadena-based company focused on designing, developing and commercializing delivery-enhanced therapeutics using its patented class of polymeric delivery systems. Pursuant to this Agreement, the Company initially would provide $1,000,000 to Insert Therapeutics, and a second $1,000,000 six months later, with up to $3,000,000 of additional capital if specified milestones are met.

          Under the direction of Dr. Mark Davis, a professor of chemical engineering at Caltech, Insert Therapeutics is currently expanding and leveraging its platform technology, Cyclosert(TM), through an internal small-molecule drug development program, a gene-therapy collaboration with San Diego-based Canji, Inc., a subsidiary of Schering-Plough, and grants in both areas from the National Cancer Institute. Insert has designed a novel class of nanoscale cyclodextrin polymers that incorporate optimal properties for intracellular systemic delivery of a broad range of therapeutics. These polymers can be designed to fit the size of the molecule or drug to be delivered. Cyclosert's linear cyclodextrin-containing polymers can be designed to be neutral, positively charged or negatively charged. This feature is unique to Cyclosert technology and provides great flexibility for formulation and delivery. Cyclosert polymers have been synthesized at molecular weights ranging up to 150 kD, allowing for systemic drug delivery with the potential to slow renal clearance, enhance circulation time and improve passive accumulation of active drug at the target tissue.

     As is the case with any research and development undertaking, it is possible that no commercially viable technology will be developed as a result of any one or more of the projects and/or subsidiaries that the Company has agreed to finance to date or may finance in the future. This is particularly true in the case of the projects that the Company typically will finance, since most of these projects are in the very early stages of research, well before they have generated sufficient results to attract the interest of traditional venture capital firms that focus in the high tech arena. Consequently, the Company is engaged in negotiations with Caltech and additional members of its faculty pertaining to additional research agreements, and it is anticipated that the Company will enter into comparable arrangements with a number of researchers in the nanotechnology field, both at Caltech and at other universities. The Company also may seek to identify and finance the research and development activities of other entrepreneurs who are working in the nanotechnology arena outside of a university setting.

     On April 29, 2004, John C. Miller, a managing editor of Nanotechnology Law & Business, a quarterly journal that is a recognized source of information on important developments and the latest trends in nanotechnology law, business and policy, joined the Company as Vice President, Intellectual Property. Mr. Miller, who has published a number of articles on legal and policy issues in nanotechnology, is expected to help guide the Company in the areas of business development, focusing on patent and intellectual property issues. Among other things, he will be responsible for implementation of an agreement between the Company and Caltech pursuant to which the Company has obtained the right to monitor and enforce a large portfolio of patents that have previously been issued to Caltech in various areas, including nanotechnology. Pursuant to this agreement, the Company has the right to retain 50% of any and all amounts that may be recovered from third parties who may be infringing upon one or more of the patents in the portfolio.

     In connection with the transactions that resulted in the change in the Company's ownership and business, the Company acquired certain technology from San Diego Magnetics, Inc. ("SDM"), whose principal shareholder, TPR Group, Inc., owned approximately 90% of the Company's Common Stock prior to January 12, 2004. There were no pre-existing relationships between the California corporation or its management and either SDM or TPR Group, Inc. SDM was formed in 1998 to purchase from Eastman Kodak Company ("Kodak") the assets and properties then employed by Kodak in the ownership and activities of the Kodak San Diego Laboratories, a research and development operation in San Diego, California. The intellectual property acquired by the Company from SDM includes all know-how developed by SDM relating to thin film fabrication and design of thin film devices for magnetic sensing, nanoscale optical coatings and other thin film sensors (excluding know-how related to the sensing of currency or other documents containing stored monetary value). It also includes SDM's rights under a non-exclusive license from Kodak to use a total of 71 patents relating to thin film coatings, magnetic detectors, systems and other devices fabricated using thin film fabrication technologies. Management of the Company is continuing to evaluate, in consultation with members of its Scientific Advisory Board, whether any of the SDM technology may prove to have any meaningful value to the Company.

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

FINANCIAL  RESOURCES
--------------------

     To date, the Company has completed two private placements in which it issued and sold Units, each consisting of one share of Common Stock and a Warrant to purchase an additional share of Common Stock for the price of $1.50. The aggregate net proceeds from the two private placements totaled $11,302,363. See Part II, Item 2, "Changes in Securities."

     As of May 10, 2004, the Company had used approximately $564,000 of its cash resources to fund the three research projects it has already undertaken, and an additional $2,600,000 has been committed to meet the Company's future obligations under the three research projects over 4-5 year periods.

     In connection with the formation of Aonexx Technologies, Inc., the Company has provided $2,000,000 in initial capitalization, and has agreed to contribute up to an additional $3,000,000 over a two year period as certain milestones in the development of its business are met.

     The Company has agreed to provide a total of $20,000,000 of equity capital to Nanokinetics Inc., with $2,000,000 to be provided at the time of its formation and an additional $18,000,000 to be contributed to capital over an 18-month period as specified milestones in the development of its business are met.

     An additional $5,000,000 has been committed by the Company to acquire a majority interest in Insert Therapeutics, Inc., of which $1,000,000 is to be provided initially at the time of acquisition with an additional $1,000,000 to be provided in six months, and an additional $3,000,000 based upon the attainment of certain milestones in the further development of its business.

     As of May 10, 2004, the Company retained approximately $8,800,000 of the $11,302,363 net proceeds from the two private placements which could be used to meet the Company's commitments under its existing agreements to fund research projects and provide capital to majority owned subsidiaries. Since the Company has committed a total of approximately $30,600,000 for these purposes over the next two years, the Company will be required to raise substantial additional capital over this period to meet its funding obligations. It is anticipated that the Company will seek to raise the additional capital required to meet its commitments through the sale of additional equity securities.

     For these reasons, it should be anticipated that the Company may call the outstanding Warrants for redemption in the near term, in the expectation that the holders of the Warrants would exercise them prior to redemption at a nominal price per Warrant. If the Warrants were called for redemption, and all of the Warrants were exercised rather than redeemed, the Company would realize an additional $20,756,624 in gross proceeds.

     In addition, the Company may seek to raise additional capital through the sale of Common Stock and/or Warrants in one or more private placements, or in a registered public offering. Assuming that the Company's pending application for the listing of its Common Stock and Warrants on The NASDAQ Small Cap Market is approved, the Company will be subject to a NASDAQ rule that would require approval of the Company's stockholders before the Company could raise additional capital by conducting further private placements if additional Common Stock were to be offered at a price below the prevailing market price for the Common Stock.

RISK  FACTORS
-------------

     An investment in the Company should be considered speculative, and to involve a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-QSB, prospective investors should carefully consider the following risk and speculative factors:

     UNPROVEN PLAN OF OPERATIONS. As a consequence of the change in the control of the Company on January 12, 2004, all efforts that were previously initiated by prior management in an attempt to develop a viable business plan have been abandoned. In place thereof, the Company has adopted as a new plan of operations the strategy that was only recently formulated by the California corporation following its formation in May 2003. To date, implementation of this strategy is still in the development stage, with only a limited number of research projects having been selected for funding. Accordingly, the Company's business and operations should be considered to be in the development stage, subject to all of the risks inherent in the establishment of a new business venture. For this reason, the intended business and operations of the Company may not prove to be successful. Any future success that the Company might enjoy will depend upon many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

     RISKS INHERENT IN RESEARCH PROJECTS. As is the case with any research project, it is possible that no commercially viable technology will be developed as a result of any one or more of the projects that the Company has agreed to finance to date or may finance in the future. This is particularly true in the case of the projects that the Company typically will finance, since most of these projects are in the very early stage of research, well before they have generated sufficient results to attract the interest of traditional venture capital firms that focus in the high tech arena.

     LACK OF REVENUE; NO ASSURANCE OF PROFITABILITY. To date, the Company has not generated any revenue as a result of its current plan of operations. Moreover, given its strategy of financing new, as yet unproven technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all.

     NEED FOR ADDITIONAL CAPITAL. The Company has entered into agreements pursuant to which it is committed to provide substantial amounts of research project funding and financial support for majority owned subsidiaries over an extended period of time. As of May 10, 2004, these commitments, including approximately $28,600,000 that will be required over the next two years, exceed the Company's available cash resources by more than $21,000,000. Accordingly, the Company will need to raise additional capital in the near term, and may seek to do so by calling the outstanding Warrants for redemption, conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources which the Company may need will be available to the Company as and when required, or on terms that will be acceptable to the Company. If the Company is unable to raise the capital required on a timely basis, it would not be able to fulfill its obligations to fund research projects and the development of the businesses of its majority owned subsidiaries. In such event, the Company would be required to renegotiate the terms upon which it has agreed to provide research funding and capital to its subsidiaries, and may be required to delay or reduce implementation of certain aspects of its plan of operations. Even if the necessary funding were available, the issuance of additional securities would dilute the equity interests of its existing stockholders, perhaps substantially.

     DILUTION THROUGH SALES OF ADDITIONAL SECURITIES. The Company is authorized to issue an aggregate of 50,000,000 shares of Common Stock without approval of the Company's stockholders, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 13,550,546 shares of Common Stock have been issued, 13,837,749 are reserved for issuance upon exercise of outstanding Stock Purchase Warrants, and 3,000,000 shares of Common Stock are reserved for issuance upon exercise of Stock Options that have been granted or may be granted under the Company's 2000 Stock Option Plan to employees, consultants and others expected to provide significant services to the Company. Approximately 20,000,000 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions, upon exercise of future Stock Option grants, or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in the Company's Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of the Company's Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

     RELIANCE ON KEY PERSONNEL. The Company's future success will depend to a significant extent on the continued services of its key employees, particularly
R. Bruce Stewart, who conceived the Company plan of operation and has been most instrumental in assisting the Company in raising the capital that it needs to implement the plan of operation. The Company's ability to manage growth will also depend on its ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If the Company is unable to find, hire and retain qualified individuals, it may have difficulty implementing portions of its business strategy in a timely manner, or at all.

     POSSIBILITY OF COMPETITION. Management believes that the Company's success to date in raising capital to finance nanotechnology research projects and entering into sponsorship agreements with researchers at Caltech is attributable, in large part, because the plan of operations adopted by the Company is thought to be a novel one. Although various governmental agencies provide research funding of various types, and venture capital funds frequently invest in companies that seek to commercialize more developed technologies, management is not aware of any companies that sponsor early-stage, purely scientific research at universities of the type that the Company has been formed to finance. If the Company continues to be successful in attracting funding and obtaining research sponsorship agreements with leading scientists in the nanotechnology arena, it is possible that competitors will emerge to provide comparable or alternative sources of funding. Should that occur, the Company could encounter difficulty in raising funds and obtaining the opportunity to finance research projects that management believes could have significant potential for commercial returns to the Company.

     LIMITED PUBLIC MARKET FOR AND EXTREME FLUCTUATIONS IN THE MARKET PRICE OF THE COMMON STOCK; EFFECT OF REGISTRATION STATEMENT ON MARKET PRICES. Although application has been made for listing on The NASDAQ SmallCap Market, the Company's Common Stock currently is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "ARWR." Prior to the change in control of the Company on January 12, 2004, trading in the Common Stock was very sporadic. Since January 12, 2004, there have been extreme fluctuations in the price at which the Company's Common Stock has sold, which may be attributable, in large part, to the limited number of shares of Common Stock available for public sale resulting from the 65-for-1 "reverse split" of the Common Stock on January 12, 2004. The Company has filed a registration statement with the Securities and Exchange Commission, for the purpose of registering for resale under the Securities Act, all of the Common Stock that was issued without such registration in connection with the transaction contemplated by the Exchange Agreement. Upon effectiveness of this pending registration, the number of shares of the Company's Common Stock in the public "float" will increase dramatically. Sales of a number of the shares of Common Stock pursuant to the registration statement, or even the possibility of such sales, could have a significant depressing effect on the market price for the Company's Common Stock and Warrants.

     MARKET OVERHANG-WARRANTS. The pending registration statement that the Company has filed with the Securities and Exchange Commission also covers all the Warrants issued in connection with the transactions contemplated by the Exchange Agreement, along with all of the shares of Common Stock issuable upon exercise of the Warrants. The issuance of shares of Common Stock upon exercise of the Warrants, or the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of the Company's Common Stock trade.

     POSSIBLE VOLATILITY OF MARKET PRICES. The public markets for securities such as the Company's Common Stock and Warrants historically have experienced extreme price and volume fluctuations during recent periods. These broad market fluctuations, and other factors such as general economic conditions and trends in the investment markets, may adversely affect the market price of the Company's Common Stock and Warrants for reasons unrelated to the Company or its operating performance.

     POSSIBLE ISSUANCE OF PREFERRED STOCK HAVING PREFERENCES OVER THE COMMON STOCK; POSSIBLE CHANGE IN CONTROL PROVISIONS. Although no shares of Preferred Stock currently are outstanding, and the Company has no present plan to issue any shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of the Company.

     NO DIVIDENDS. The Company does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.


ITEM  3.  CONTROLS  AND  PROCEDURES.

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, the chief executive and financial officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 3a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Prior to the change in control on January 12, 2004, the Company was delinquent on its interest payments on its secured note and a portion of its trade accounts payable, and had several judgments against it as a result of its inability to pay its obligations to its unsecured trade creditors. In connection with the reduction of its debt as required by the terms and conditions of the Exchange Agreement, the Company has obtained releases or otherwise extinguished all claims and liens against it, except for those that total, in the aggregate, not more than $150,000. These remaining claims and liens have been or will be paid or otherwise satisfied in full using cash that became available to the Company as a result of the change in control transactions.

ITEM  2.  CHANGES  IN  SECURITIES.

     Pursuant to the Exchange Agreement, an aggregate of 5,730,000 shares of the Company's Common Stock were issued to acquire, in exchange therefor, all of the 5,730,000 shares of the Common Stock of the California corporation then outstanding. In addition, Warrants to purchase 5,909,500 additional shares of the Company's Common Stock, at the price of $1.50 per share, were issued by the Company in exchange for Warrants to purchase, at the same price per share, the same number of shares of the California corporation's Common Stock.

     Prior to the issuance of these shares and Warrants under the Exchange Agreement, the Company effected a 1-for-65 "reverse split" of its outstanding Common Stock and a 1-for-6.5 conversion of its Series A Preferred Stock into shares of Common Stock. As a result of the "reverse split" of the Common Stock and conversion of the Series A Preferred Stock, a total of 389,197 shares of Common Stock were then outstanding. An additional 316,332 shares of the Company's Common Stock, and Warrants to purchase up to an additional 658,583 shares of Common Stock at $1.50 per share, were issued in connection with a program to reduce the total debt of the Company to not more than $150,000, and to acquire certain technology from San Diego Magnetics, Inc., a research and development operation in San Diego, California involved in the areas of thin film, specialty micro and nano devices and detectors.

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

     A second private placement, conducted pursuant to the same exemptions from registration under the Securities Act, was consummated on January 31, 2004, following the end of the period covered by this Current Report on Form 10-QSB. In the second private placement, the Company raised net proceeds of approximately $8,922,000 from the sale of Units, each consisting of one share of Common Stock and a Warrant to purchase an additional share of Common Stock at the price of $1.50.

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

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

     31.1  Section  302  Certification

     32.1  Section  906  Certification

(b)  Reports  on  Form  8-K.

     A Current Report on Form 8-K was filed by the Company on January 9, 2004 to report a change in certifying accountants resulting from the change in control of the Company as a consequence of the transactions contemplated by the Exchange Agreement. A second Current Report on Form 8-K was filed by Company on March 10, 2004 to report that it entered into an agreement with Dr. Harry A. Atwater and Caltech to form a new corporation to commercialize an ultrathin crystal film (nanofilm) technology that has been developed by Dr. Atwater and his research group at Caltech. On April 6, 2004, the Company filed a Current Report on Form 8-K to report that an application was being submitted to The NASDAQ Stock Market for the approval of the Company's Common Stock and Stock Purchase Warrants for quotation on The NASDAQ SmallCap Market, and that steps were being taken to meet the listing requirements. A fourth Current Report on Form 8-K was filed by the Company on April 23, 2004 to report the Company's commitments and/or investments in its three subsidiaries, Nanokinetics, Inc., Insert Therapeutics, Inc. and Aonexx Technologies, Inc.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2004        ARROWHEAD RESEARCH CORPORATION.


                            BY:  /s/  R. Bruce Stewart, President
                               -------------------------------------------------
                               R. Bruce Stewart, President
                               Chief executive, financial and accounting officer