Form 10KSB/A
period 2003-09-30
ARROWHEAD RESEARCH CORP
filed 2004-07-07
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 000-21898

ARROWHEAD RESEARCH CORPORATION

(Name of small business issuer in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

1118 East Green Street

Pasadena, California 91106

(626) 792-5549

(Address and telephone number of principal executive offices)

150 South Los Robles Ave

Suite 480

Pasadena, California 91101

(former address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Issuer’s revenue for its most recent fiscal year: None ☒

The aggregate market value of issuer’s outstanding Common stock held by non-affiliates was approximately $141,662, based upon the bid price of issuer’s Common Stock on January 9, 2004 (prior to the 1-for-65 “reverse split” that was consummated on January 12, 2004.)

As of January 12, 2004, 6,435,529 shares of the issuer’s common stock were outstanding.

PART I

Item 1.	Description of Business.

On January 12, 2004, the Company, a Delaware corporation then known as “InterActive Group, Inc.”, acquired all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation (the “California corporation”). As a result of this transaction, control of the Company was changed, with the former shareholders of the California corporation owning approximately 89% of the Company’s Common Stock outstanding immediately following the transaction. In addition, all of the officers and directors of the Company prior to the transaction were replaced by designees of the former shareholders of the California corporation, and the Company’s corporate name was changed to “Arrowhead Research Corporation.” These transactions were consummated on the terms and conditions set forth in the Stock Purchase and Exchange Agreement (the “Exchange Agreement”) described below.

In connection with the change in control pursuant to the Exchange Agreement, all prior business activities of the Company were completely terminated, and the Company adopted the business and plan of operations that had been developed and was in the process of implementation by the California corporation prior to the transaction. See Item 6, “Management’s Discussion and Analysis or Plan of Operations,” below.

Consequently, the Company currently is engaged in continuing efforts to finance research in various aspects of nanotechnology, with a view toward realizing future revenue and profit from any such technologies that might result from the Company’s sponsored research. The National Nanotechnology Initiative (“NNI”) has defined nanotechnology as “research and technology development at the atomic, molecular, or macromolecular levels, in the length scale of approximately 1 – 100 nanometer range[.]” At the nanoscale, materials can have unique and unexpected electrical, mechanical, optical, and chemical properties. Nanotechnology is expected to be used in a variety of diverse applications ranging from drug delivery to semiconductors to manufacturing processes.

Through January 13, 2004, the Company had entered into arrangements with the California Institute of Technology (“Caltech”), and two individual professors on the faculty of Caltech, with respect to the financing of research projects in various aspects of nanotechnology development. In consideration of the financing to be provided, the Company has obtained the exclusive right to license and commercially exploit any technology developed as a result of the research, along with any patents that are awarded to Caltech and the researchers.

The first research project which the Company is funding is under the direction of C. Patrick Collier, Ph.D. The project involves understanding and controlling assemblies of dynamically interacting biomolecules. The Company has agreed to provide $810,000 over a 5-year period, at the rate of $162,000 per year, which Dr. Collier and his team will use to finance direct costs, such as salaries and benefits for two post-doctoral researchers, purchase items such as chemical reagents, optical supplies, and other materials used in connection with the research program, and domestic travel to attend conferences of professional organizations whose members are involved in comparable research projects. Although the Company will also pay some indirect costs, other expenses such as the salary and benefits of Dr. Collier will be borne by Caltech. This agreement was modified on February 26, 2004, to increase the annual contract amount to $235,894 for the first year ended $263,218 in each of the next four years. Total project cost is not to exceed $1,288,764 over the five-year period.

The second research project that the Company has agreed to finance is headed by Marc Bockrath, Ph.D. His applied physics group at Caltech is working on the application of nanoscale optoelectric components to chemical and biological sensors and electronic circuits. The five year financing agreement between the Company and Dr. Bockrath also specifies annual contributions of approximately $162,000, for a total of $810,000, to be spent on a comparable basis except that this group will use $5,000 of the funds to purchase a computer and specialized software to perform transport measurements in connection with the project.

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

The goal of the Company in providing financing for research projects such as those described above is to obtain the rights to patentable and other intellectual property that can be used for commercial purposes. Should one or more of the projects financed by the Company result in the discovery of a technology having commercial application, it is anticipated that the Company would either start a new company, as a majority-owned subsidiary, to pursue the commercial opportunity, or license one or more third parties to use the technology for commercial purposes, in exchange for the payment of royalties to the Company.

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

Given its strategy of financing new, as yet unproven technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all. For this reason, it is anticipated that the Company will generate the funds needed to finance a growing number of research projects through future sales of securities, rather than out of profits generated internally. There can, however, be no assurance that the Company will be successful in the future in raising the level of additional capital sought, or on terms currently contemplated, if at all. Should the Company prove successful in selling securities to raise the additional capital sought to finance additional research, the current stockholders of the Company will experience dilution in their percentage ownership of the Company’s outstanding securities.

Although the risks taken by the Company in financing leading edge technology research may be considered to be great, management of the Company believes that the rewards to the Company and its stockholders also have the potential to be great. That is, it is anticipated that the early-stage investments to be made by the Company should enable the Company to obtain the right, at a relatively low cost per research project, to exploit one or more technologies that could have significant commercial potential. However, as is the case with any research project, there can be no assurance that a commercially viable technology will be developed as a result of any one or more of the projects that the Company has agreed to finance to date or may finance in the future.

On January 12, 2004, in connection with the transactions that resulted in the change in the Company’s ownership and business, the Company acquired certain technology from San Diego Magnetics, Inc. (“SDM”). SDM is a corporation that was formed in 1998 to purchase from Eastman Kodak Company (“Kodak”) the assets and properties then employed by Kodak in the ownership and activities of the Kodak San Diego Laboratories, a research and development operation in San Diego, California. The intellectual property acquired by the Company from SDM includes all know-how developed by SDM relating to thin film fabrication and design of thin film devices for magnetic sensing, nanoscale optical coatings and other thin film sensors (excluding know-how related to the sensing of currency or other documents containing stored monetary value). It also includes SDM’s rights under a non-exclusive license from Kodak to use a total of 71 patents relating to thin film coatings, magnetic detectors, systems and other devices fabricated using thin film fabrication technologies. Management of the Company is continuing to evaluate, in consultation with members of its Scientific Advisory Board, whether any of the SDM technology may prove to have any meaningful value to the Company.

Management believes that the Company’s success to date in raising capital to finance nanotechnology research and commercialization projects is attributable, in large part, to the belief that the plan of operations adopted by the Company is a novel one. Some companies with large R&D budgets fund early-stage, scientific research at universities, and venture capital funds invest in companies seeking to commercialize technology. However, there are few, if any, large companies that actively start new nanotech companies out of the technologies and intellectual property generated by university-sponsored research; and there are few, if any, venture capital funds that sponsor early-stage, nanoscience research at universities. Of those companies and venture funds involved in nanotechnology, few, if any, are funding research and commercialization projects in such diverse areas of nanotechnology. If the Company continues to be successful in attracting funding for research and commercialization projects, it is possible that competitors will emerge and replicate the business model. If a research project yields a technological success, other companies could compete to fund research that the Company might seek to fund.

The Company is not aware of any existing or probable governmental regulations that might have an effect on its business, except that in connection with the establishment of subsidiaries to commercialize technological developments, the provisions of the Investment Company Act of 1940, as amended, must be taken into account.

The Company, a Delaware corporation, was originally incorporated in South Dakota in 1989, and reincorporated in Delaware in 2000. Its principal executive offices are located at 1118 East Green Street, Pasadena, CA 91106, and its telephone number is (626) 792-5549. As of January 13, 2004, the Company had only one full-time employee.

Description of the Exchange Agreement

The transactions that resulted in the change in control of the Company on January 12, 2004, took place in accordance with a Stock Purchase and Exchange Agreement that originally was entered into on December 10, 2003 (the “Exchange Agreement”). Execution of the Exchange Agreement was publicly announced by joint press release on December 12, 2003, and reported by the Company in the Current Report on Form 8-K referred to under Item 13 below.

Pursuant to the Exchange Agreement, an aggregate of 5,730,000 shares of the Company’s Common Stock were issued to acquire, in exchange therefor, all of the 5,730,000 shares of the common stock of Arrowhead Research Corporation (the “California corporation”) then outstanding. In addition, warrants to purchase 5,909,500 additional shares of the Company’s Common Stock, at the price of $1.50 per share, were issued by the Company in exchange for warrants to purchase, at the same price per share, the same number of shares of the California corporation’s common stock.

Prior to the issuance of these shares and warrants under the Exchange Agreement, the Company effected a 1-for-65 “reverse split” of its outstanding Common Stock and a 1-for-6.5 conversion of its Series A Preferred Stock into shares of Common Stock. As a result of the “reverse split” of the Common Stock and conversion of the Series A Preferred Stock, a total of 389,197 shares of Common Stock were then outstanding. An additional 316,332 shares of the Company’s Common Stock, and warrants to purchase up to an additional 658,583 shares of Common Stock, at $1.50 per share, were issued in connection with a program to reduce the total debt of the Company to not more than $150,000, and to acquire the SDM Technology.

Pursuant to the Exchange Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), at the Company’s cost and expense, all of the shares of the Company’s Common Stock, and all of the warrants to purchase shares of the Company’s Common Stock, that were issued in connection with the transactions contemplated by the Exchange Agreement, including the shares and warrants issued to the former shareholders of the California corporation, the shares and warrants issued in connection with the Company’s debt reduction program, and the shares and warrants issued to acquire the SDM Technology.

In December 2003, the California corporation commenced a private placement, in which it proposed to issue and sell up to 3,000,000 units, at the price of $1.50 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock for $1.50. The Exchange Agreement provided that the number of shares of the Company’s Common Stock, and warrants to purchase shares of the Company’s Common Stock issuable at the Closing would be increased, on a share for share and warrant for warrant basis, at the completion of the Private Placement.

Item 2.	Description of Property.

As of January 12, 2004, the Company’s principal executive offices were located in an executive suite office that is leased, on a month-to-month basis, for a rental of $750 per month, at 150 S. Los Robles, Suite 480, Pasadena, California 91101.

As of June 1, 2004, the Company entered into an eighteen-month lease for office space at 1118 East Green Street, Pasadena, CA 91106 for a monthly rate of $6,125.

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

At a special meeting held on January 12, 2004, the Company’s stockholders approved amendments to the Company’s Certificate of Incorporation to (i) effect the 1-for-65 “reverse split” of the Company’s outstanding Common Stock and the 1-for-6.5 conversion of the Company’s outstanding Series A Preferred Stock into shares of the Company’s Common Stock, and (ii) change the Company’s corporate name from “InterActive Group, Inc.” to “Arrowhead Research Corporation.” All of the directors and officers of the Company, who together possessed, directly or through one or more affiliates, the power to vote at least a majority of all classes of the issued and outstanding voting securities of the Company as of the record date forthe special meeting, had indicated that they would vote, or cause to be voted, all of the securities over which they have voting control in favor of the approval of the proposed amendments. Therefore, approval of the proposed amendments by the stockholders of the Company was assured, no additional votes in favor of approval of the amendments were required, and no proxies were solicited. However, all of the stockholders of record as of the record date for the special meeting were furnished a copy of the Information Statement on Schedule 14C dated December 22, 2003, that the Company filed with the U.S. Securities and Exchange Commission. Although management believes that the Information Statement contained all information that would be considered material by the then stockholders of the Company, it did not contain certain information regarding the California corporation, including its financial statements, that may have been required to be included therein by the rules and regulations of the Securities and Exchange Commission.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Recent Market Prices

The Company’s Common Stock is traded in the over-the-counter market and, through January 13, 2004 was quoted on the NASD Electronic Bulletin Board under the symbol “IACG”. As a consequence of the change in the Company’s name on January 12, 2004, the symbol under which the Common Stock subsequently will trade has been changed to “ARWR” During the year ended September 30, 2003, the average weekly trading volume was approximately 3,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company’s Common Stock for reasons unrelated to the Company’s operating performance.

The following table sets forth the high and low bid prices for a share of the Company’s Common Stock during each period indicated, as quoted on the NASD Electronic Bulletin Board. Bid quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended September 30,
	2003		2002
	High	Low	High	Low
1st Quarter	.02	.005	.02	.015
2nd Quarter	.01	.005	.03	.01
3rd Quarter	.015	.005	.08	.015
4th Quarter	.015	.005	.03	.005

On January 12, 2004, the Company effected a 65-for-1 “reverse split” of its Common Stock. The following table sets forth the high and low bid prices for a share of the Company’s Common Stock during each period indicated, adjusted to give effect to the 65-for-1 “reverse split” as if it had occurred at the beginning of the first period indicated.

	Fiscal Year Ended September 30,
	2003		2002
	High	Low	High	Low
1st Quarter	1.30	.325	1.30	.975
2nd Quarter	.65	.325	1.95	.65
3rd Quarter	.975	.325	5.20	.975
4th Quarter	.975	.325	1.95	.325

On January 9, 2004, the high and low bid prices for a share of the Company’s Common Stock, as quoted on the NASD Electronic Bulletin Board were both $.045, or $2.925 as adjusted to give effect to the 65-for-1 “reverse split” that occurred on January 12, 2004.

Shares Outstanding

At September 30, 2003, an aggregate of 5,276,039 shares of the Company’s Common Stock were issued and outstanding, and owned by 441 stockholders of record, based on information provided by the Company’s transfer agent. In addition, at September 30, 2003, 2,000,000 shares of Series A Preferred Stock were outstanding.

As a result in the transactions contemplated by the Exchange Agreement, including the 65-for-1 “reverse split” of the then outstanding shares of Common Stock and the 6.5-for-1 conversion of the Series A Preferred Stock into shares of Common Stock, followed by the issuance of a total of 316,332 shares of Common Stock in connection with the Company’s debt reduction program and the acquisition of the SDM Technology, and the issuance of 5,730,000 shares of Common Stock to the former shareholders of the California corporation, an aggregate of 6,435,529 shares of the Company’s Common Stock were outstanding as of January 12, 2004.

All of the shares of the Company’s Common Stock issued in connection with the transactions contemplated by the Exchange Agreement were issued without registration under the Securities Act, in reliance upon the exemptions therefrom provided by Section 4(2) of the Securities Act and Regulation D thereunder. The Company did not receive any cash proceeds on account of any of such issuances.

Prior to the closing under the Exchange Agreement, the predecessor California corporation completed a private placement in which it raised net proceeds of $2,393,500. See Item 6, “Management’s Discussion and Analysis or Plan of Operations,” below. These shares were issued without registration under the Securities Act, in reliance upon the exemptions therefrom provided by Section 4(2) of the Securities Act and Regulation D thereunder, as were the shares of Common Stock and stock purchase warrants issued to the founders of the California corporation in connection with its initial incorporation and organization.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition and other relevant factors.

Description of Securities

The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, $.001 par value, and 10,000,000 shares of Preferred Stock, $.001 par value. As of January 12, 2004, 6,435,529 shares of the Company’s Common Stock were outstanding, and no shares of the Company’s Preferred Stock, were outstanding. In addition, warrants to purchase an aggregate of 6,568,083 shares of the Company’s Common Stock, at the price of $1.50 per share, were outstanding as of January 12, 2004.

Common Stock. Holders of the Company’s Common Stock are entitled to receive ratably dividends out of funds legally available for that purpose if, as and when declared by the Board of Directors. The Company has never paid cash dividends on its Common Stock and the Board of Directors does not anticipate that the Company will pay cash dividends of its Common Stock in the foreseeable future. The future payment of dividends, if any, on the Company’s Common Stock is within the discretion of the Board of Directors and will depend upon earnings, capital requirements, financial condition and other relevant factors. The dividend rights of the Company’s Common Stock also are subject to the rights of any Preferred Stock which may be issued. Each holder of the Company’s Common Stock is entitled to one vote for each share held on each matter presented for stockholder action, and there is no cumulative voting in the election of directors. Holders of the Company’s Common Stock have no preemptive, subscription, redemption or conversion rights. In the case of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Company’s Common Stock would be entitled to receive, pro rata, any assets distributable to common stockholders in respect of the number of shares held by them. The liquidation rights of the Company’s Common Stock would be subject to the rights of holders of any Preferred Stock outstanding at the time of such liquidation. All outstanding shares of the Company’s Common Stock are fully paid and nonassessable under the laws of the State of Delaware.

Preferred Stock. The Company is authorized to issue, subject to any limitations prescribed by the laws of the State of Delaware but without further action by the Company’s stockholders, up to 10,000,000 shares of Preferred Stock from time to time in one or more series with such designations, powers, preferences and relative voting, distribution, dividend, liquidation, transfer, redemption, conversion and other rights, preferences, qualifications, limitations or restrictions as may be provided for the issue of such series by resolution adopted by the Company’s Board of Directors. Such Preferred Stock could have priority over the Company’s Common Stock as to dividends and as to the distribution of the Company’s assets upon any liquidation, dissolution or winding up of the Company. In addition, the Company’s Board of Directors may authorize and issue Preferred Stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The issuance of such Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

Stock Purchase Warrants. All of the Common Stock purchase warrants (the “Warrants”) that currently are outstanding are exercisable, on the same terms and conditions, to purchase one share of the Company’s Common Stock at the price of $1.50 per share. The Warrants are detachable from the Units and exercisable at any time, and from time to time, prior to June 30, 2013, on which date all unexercised Warrants will expire. The Warrants are redeemable at the Company’s option, in whole but not in part, on 30 days’ prior written notice, at the price of $0.001 per Warrant, provided that the closing bid price for a share of the Company’s Common Stock has equaled or exceeded $3.00 per share for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice. Holders will be required to exercise their Warrants within 30 days or accept the $0.001 per Warrant redemption price.

Limitation of Liability; Indemnification.

The Company’s Certificate of Incorporation provides for the elimination of personal monetary liability of directors to the fullest extent permissible under Delaware law. Delaware law does not permit the elimination or limitation of director monetary liability for: (i) breaches of the director’s duty of loyalty to the corporation or its stockholders; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violations of law; (iii) the payment of unlawful dividends or unlawful stock repurchases or redemptions or (iv) transactions in which the director received an improper personal benefit.

Section 145 of the Delaware General Corporation Law permits a Delaware corporation to indemnify, on certain terms and conditions, any person who was or is a party or is threatened to be made a party to any threatened pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action. The Certificate of Incorporation and Bylaws of the Company require the Company to indemnify the Company’s directors and officers to the fullest extent permitted under Delaware law.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

General

Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in “Risk Factors” below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

In 2002, the Company created a Carlsbad Security Products Division in an effort to develop, market and sell networked monitoring and security systems that would incorporate third party security components, such as digital video recorders and video cameras, with the Company’s SoundXchange products and proprietary software. In connection therewith, the Company obtained a $100,000 loan to finance these efforts and defray general and administrative purposes. However, through September 30, 2003, the Company had not sold any networked security products, and had spent substantially all of the proceeds of the loan.

The Company had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. During the year ended September 30, 2003, the Company generated a loss of approximately $286,000, on revenue of less than $3,000. As of September 30, 2003, the Company’s current liabilities exceeded its current assets by approximately $1,840,000, the Company was not involved in the production of any products or providing services on a significant level, and it had no direct employees. At that time, the Company’s management concluded that efforts to develop a securities products or other viable business were not likely to prove successful, in the absence of the availability of significant sources of financing, if at all. Consequently, after devoting more than ten years in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, management of the Company was receptive when approached by representatives of the California corporation concerning a possible business combination on some basis. Subsequent discussions led to the execution of the Exchange Agreement in December 2003, followed by the closing of the transactions contemplated thereby on January 12, 2004. See Item 1, “Description of Business,” for additional information regarding the Exchange Agreement and the transactions consummated thereunder.

As a consequence of the change in control of the Company resulting from the transactions contemplated by the Exchange Agreement, the Company has adopted a new plan of operations. For a more detailed description of the Company’s currently planned business activities, see Item 1, “Description of Business.”

Financial Resources

In October 2003, prior to the Closing under the Exchange Agreement, the California corporation completed a private placement in which it issued and sold, for an aggregate purchase price of $2,645,000, Units each consisting of one share of common stock and a warrant to purchase an additional share of common stock for the price of $1.50. As of January 12, 2004, the Company used approximately $324,000 of the net proceeds from this private placement to fund research projects and retained approximately $1,900,000 in cash and marketable securities that can be used to finance additional research. Of these retained funds, a total of $1,296,000 has been committed to meet the Company’s future obligations over 4-year periods under the two research projects that it has already agreed to finance. See Item 1, “Description of Business” above.

In December 2003, the California corporation commenced a private placement, in which it proposed to issue and sell up to 3,000,000 units, at the price of $1.50 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock for $1.50. The private placement was well over-subscribed, and was consummated on January 31, 2004, with the Company selling 6,965,017 units to raise $9,456,207 in net proceeds.

Given the Company’s minimal level of ongoing operational expense (with only one employee at January 12, 2004 and the limited amount of office space leased), the Company’s cash requirements for the next twelve months are dependent primarily on whether or not the Company agrees to finance additional research projects, or establishes one or more subsidiaries to commercialize a developed technology. Since it is anticipated that the Company will not internally generate revenue or profits in the near term, the Company’s plan of operations contemplates that the Company will seek to raise additional capital as necessary, if, as and when it has identified a suitable candidate or candidates for sponsorship that requires funding in excess of the Company’s then available resources.

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

Unproven Plan of Operations. As a consequence of the change in the control of the Company on January 12, 2004, all efforts that were previously initiated in an attempt to develop a viable business plan have been abandoned. In place thereof, the Company has adopted, as a new plan of operations, the strategy that was only recently formulated by the California corporation following its formation in May 2003. To date, implementation of this strategy has been limited, with only two research projects having been selected for funding. Accordingly, the Company’s business and operations should be considered to be in the development stage, subject to all of the risks inherent in the establishment of new business ventures. For this reason, the intended business and operations of the Company may not prove to be successful. Any future success that the Company might enjoy will depend upon many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company’s securities will realize any return on their investment or that purchasers will not lose their entire investment.

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

Lack of Revenue; No Assurance of Profitability; Need to Raise Additional Capital. To date, the Company has not generated any revenue as a result of its current plan of operations. Moreover, given its strategy of financing new, as yet unproven technology research, it should be expected that the Company would not realize significant revenue in the foreseeable future, if at all. For this reason, it is anticipated that the Company will be required to generate the funds needed to finance a growing number of research projects through future sales of securities, rather than out of profits generated internally. In the event that the Company were unable in the future to raise the level of additional capital sought, or on terms currently contemplated, if at all, it could be required to delay implementation of its plan of operations on the scale currently contemplated, and the Company might lose the opportunity to sponsor one or more research projects that management believed have substantial commercial promise.

Possibility of Competition. Management believes that the Company’s success to date in raising capital to finance nanotechnology research and commercialization projects is attributable, in large part, to the belief that the plan of operations adopted by the Company is a novel one. If the Company continues to be successful in attracting funding for research and commercialization projects, it is possible that competitors could emerge and compete for financing. Should that occur, the Company could encounter difficulty in raising funds to finance its future operations and further research and commercialization projects. Some companies with large research and development budgets fund early-stage, scientific research at universities and venture capital funds invest in companies seeking to commercialize technology. It is possible that these companies and venture funds, as well as possible additional competitors, will emerge to finance similar research projects. Should that occur, the Company could encounter difficulty in obtaining the opportunity to finance research and commercialization projects that management believes could have significant potential for commercial returns to the Company. Furthermore, should any commercial undertaking by the Company, with respect to a particular product or technology, prove to be successful, there can no assurance that competitors with greater financial resources than the Company will not emerge that offer similar, and thus competitive, products and/or technologies.

Limited Public Market for and Possible Fluctuations in the Market Price of the Common Stock. Prior to the change in control of the Company on January 12, 2004, trading in the Company’s Common Stock was very sporadic. As a consequence of the 65-for-1 “reverse split” of the Common Stock on January 12, 2004, the number of shares of the Common Stock available for public sale has become extremely limited. Unless and until additional shares of Common Stock enter the public “float”, through sales of shares acquired by the former shareholders of the California corporation under Rule 144 or pursuant to a registration statement filed under the Securities Act in accordance with registration rights granted to such shareholders, it may be expected that fluctuations will occur in the market prices for the Company’s Common Stock. Sales of a number of the shares of Common Stock under Rule 144 or pursuant to such a registration statement, or even the possibility of such sales, could have a significant depressing effect on the market price for the Company’s Common Stock and Warrants. In addition, the public markets for securities such as the Company’s Common Stock and Warrants historically have experienced extreme price and volume fluctuations during recent periods. These broad market fluctuations, and other factors such as general economic conditions and trends in the investment markets, may adversely affect the market price of the Company’s Common Stock and Warrants for reasons unrelated to the Company or its operating performance.

Dilution Through Sales of Additional Securities. The Company is authorized to issue an aggregate of 50,000,000 shares of Common Stock without approval of the Company’s stockholders, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 6,435,529 shares of Common Stock had been issued as of January 13, 2004, 6,568,083 are reserved for issuance upon exercise of stock purchase warrants, and 3,000,000 are reserved for issuance upon exercise of stock options that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company. More than 37,000,000 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions, upon exercise of future stock option grants, or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in the Company’s Common Stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of the Company’s Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

Arbitrary Determination of Warrant Exercise Price. The price at which the Warrants may be exercised to purchase shares of Common Stock was arbitrarily determined by the Company alone, and bears no relationship to earnings, asset values, book value or any other recognized criteria of value. No independent third party, such as an investment banking firm or other expert in the valuation of businesses or securities, has made an evaluation of the economic potential of the Company or the value of a share of the Company’s Common Stock.

Early Call of Warrants for Redemption. The Warrants may be redeemed by the Company at any time following issuance, upon 30 day’s prior written notice to the holders thereof, provided that a public market for the underlying shares of Common Stock then exists and the closing bid price for a share of the Company’s Common Stock for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice equals or exceeds $3.00 per share. Redemption of the Warrants prior to their stated expiration would deprive purchasers of the opportunity to hold the Warrants to profit from a possible increase in the market price of the Company’s Common Stock. In that event, the holders could be forced to exercise the Warrants and pay the exercise price at a time when it might be disadvantageous for the holders to do so, to sell the Warrants when they might otherwise wish to hold them, or to accept the redemption price, which may be substantially less than the market value of the Warrants at the time of redemption. Warrant holders who fail to exercise their Warrants will experience a corresponding decrease in their interest in the Company relative to the ownership interest of those Warrant holders who do exercise their Warrants.

Possible Issuance of Preferred Stock Having Preferences over the Common Stock; Possible Change in Control Provisions. Although no shares of Preferred Stock currently are outstanding, and the Company has no present plan to issue any shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company’s ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of the Company.

No Dividends. The Company does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.

Item 7.	Financial Statements.

On January 12, 2004, the Company issued shares of its Common Stock, along with warrants to purchase additional shares of Common Stock, in exchange for all of the issued and outstanding securities of Arrowhead Research Corporation, a California corporation. As a result of this transaction, the California corporation became a wholly-owned subsidiary of the Company, and the former shareholders of the California corporation acquired approximately 88.9% of the Company’s Common Stock outstanding immediately thereafter. Since the transaction resulted in such a significant change in control of the Company, it has been accounted for as though the California corporation acquired the Company, through a purchase of the net assets of the Company by the California corporation. Therefore, the financial statements of the Company, a Delaware corporation whose name has been changed to “Arrowhead Research Corporation,” are deemed to be those of the California corporation from its inception, and will reflect consolidated operations of the two companies only from and after January 12, 2004. These financial statements, along with the notes thereto and the report of the Company’s independent certified public accountant thereon, required to be filed in response to this Item 7 are attached hereto as Exhibits under Item 13 below.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Current Report on Form 8-K previously filed by the Company, on January 7, 2004, the Company’s Board of Directors selected a new independent certified public accountant, Kevin G. Breard, CPA, An Accountancy Corporation, to replace the Company’s previous accountants, McGladrey & Pullen LLP, in connection with the change in control of the Company resulting from the transactions provided for in the Exchange Agreement. The reports of McGladrey & Pullen LLP on the Company’s financial statements as of September 30, 2002 and 2003, and for each of the fiscal years in the 2-year period ended September 30, 2003, contained an explanatory paragraph concerning substantial doubt about the Company’s ability to remain a going concern. However, during this 2-year period, there were no disagreements with the former accountants on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.	Controls and Procedures.

As of a date within 90 days of the date of this Annual Report on Form 10-KSB, the principal executive and financial officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be included in its filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

As described above, all of the officers and directors of the Company were replaced in connection with the change in control of the Company that occurred on January 12, 2004. As a consequence, the executive officers and directors of the Company currently are as follows:

Name	Age	Title
R. Bruce Stewart	66	President and Director
Edward W. Frykman	66	Director
James M. Phillips, Jr.	55	Secretary and Director
LeRoy T. Rahn	66	Director
Charles Patrick Collier	29	Director
Marc W. Bockrath	29	Director

R. Bruce Stewart devoted much of his time from February 2003 to the present to the formation of the California corporation and the development of its plan of operations. Mr. Stewart founded Acacia Research Corporation in March 1991, and was employed by Acacia Research Corporation in various capacities until January 2003, serving as its President from inception through January 1997 and as Chairman until April 2000. From August 1977 to March 1991, Mr. Stewart was the President of Annandale Corporation. He also was a licensed principal of Annandale Securities, Inc., a licensed broker-dealer. Mr. Stewart has served as a director of the Company since the inception of the predecessor California corporation in May 2003.

Edward W. Frykman has been an Account Executive with Crowell, Weedon & Co. since 1992. Previously, Mr. Frykman served as Senior Vice President of L.H. Friend & Co. Both Crowell, Weedon & Co. and L.H. Friend & Co. are investment brokerage firms located in Southern California. In addition, Mr. Frykman was a Senior Account Executive with Shearson Lehman Hutton where he served as the Manager of the Los Angeles Regional Retail Office of E. F. Hutton & Co. He currently serves on the Board of Directors of Acacia Research Corporation. Mr. Frykman has served as a director of the Company since the inception of the predecessor California corporation in May 2003.

James M. Phillips, Jr. practiced corporate and securities law in Los Angeles and Orange Counties for 25 years, as an associate attorney with Gibson, Dunn & Crutcher and Paul, Hastings, Janofsky & Walker, a partner of Brobeck, Phleger & Harrison, and in his own corporate securities law firm. Since 1998, Mr. Phillips has served, on part-time basis, as general counsel for a Southern California high technology company, and as a principal owner and chief financial officer of a small Southern California manufacturer of industrial firefighting equipment and military aircraft components, primarily responsible for implementing an ongoing program of growth through acquisitions. Mr. Phillips has served as a director of the Company since the inception of the predecessor California corporation in May 2003.

LeRoy (Lee) T. Rahn was a partner with the intellectual property law firm of Christie, Parker & Hale for more than 30 years, whose practice focused on assisting clients in protecting their intellectual property through obtaining, maintaining and enforcing patents and other legal rights. He retired from the law firm’s partnership in 2003, but remains affiliated with the firm on an “of counsel” basis. He is a former president of the Los Angeles Intellectual Property Association and frequently makes presentations on intellectual property law to legal and trade groups. Prior to becoming an attorney, Mr. Rahn obtained a degree in electrical engineering. He joined the Company’s Board of Directors in December 2003.

Charles Patrick Collier has been a Professor in the Division of Chemistry and Chemical Engineering at Caltech since 2001, following completion of postdoctoral work at UCLA. He graduated from Oberlin College in 1991, and received his Ph.D from the University of California at Berkeley in 1998. Dr. Collier is a member of the American Chemical Society and the American Physical Society, and has served as a reviewer for articles published in numerous scientific publications. He received a U.S patent in 2001 for his work involved in “Electrically Addressable Volative Non-Volative Molecular-Based Switching Devices”. Dr. Collier joined the Company’s Board of Directors in December 2003.

Marc W. Bockrath became a Professor in 2002 in the Department of Applied Physics at CalTech. He received a B.S degree in 1993 from the Massachusetts Institute of Technology, his Ph.D in 1999 from the University of California at Berkeley, and completed post-doctoral research at Harvard University prior to joining the Caltech faculty. Dr. Bockrath is the author or co-author of numerous publications on subjects in the nanotechnology field, and has made a number of presentations to both domestic and international scientific associations. He joined the Company’s Board of Directors in December 2003.

Directors of the Company are elected by the shareholders for a one-year term, and until their successors are elected at the next annual meeting of shareholders. Officers are appointed by and serve at the discretion of the Board of Directors.

Compensation of executive officers is determined, from time to time, by the Board of Directors. Each director of the Company who is not otherwise employed full time by the Company will be paid $100.00 for each Board meeting attended, and will be reimbursed for their travel expenses in attending Board meetings.

As of January 12, 2004, the Company had not adopted a code of ethics as required by the rules and regulations of the Securities and Exchange Commission. Subsequently, the Company did adopt such a code of ethics, as reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2004.

Item 10.	Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the fiscal year ended September 30, 2003, to each executive officer of the Company.

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
					Stock		LTIP	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Awards	Options	Payouts
R. Bruce Stewart,	2003	$25,000	—	—	—	—	—	—
President (1)
James M. Phillips, Jr.	2003	—	—	—	—	—	—	$9,450
Secretary (2)

(1)	Mr. Stewart is paid an annual salary of $60,000. Includes all amounts paid to Mr. Stewart by Arrowhead Research Corporation, the California corporation that was a predecessor of the Company.

(2)	During the year ended September 30, 2003, Mr. Phillips was paid a total of $9,450 for services rendered in connection with the incorporation and organization of Arrowhead Research Corporation, the California corporation that was a predecessor of the Company, and its initial private placement. Commencing October 1, 2003, Mr. Phillips has agreed to provide administrative and legal services to the Company (and its predecessor) in exchange for a monthly retainer of $2,250, increasing to $4,500 on January 1, 2004.

Stock Options

Under the 2000 Stock Option Plan (the “2000 Plan”) that was previously adopted by the Company’s Board of Directors and approved by its stockholders, options to purchase up to 3,000,000 of the Company’s Common Stock may be granted over a period of up to ten years. If an option granted under the 2000 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the 2000 Plan. Options may be granted under the 2000 Plan which are intended to qualify as incentive stock options (“ISO’s”) under Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), or, alternatively, as stock options which will not so qualify (“Nonstatutory Stock Options”). The 2000 Plan terminates on September 30, 2010, and no options would be granted under the 2000 Plan thereafter.

In connection with the transactions contemplated by the Exchange Agreement, all options previously granted under the 2000 Stock Option Plan were terminated by agreements with the holders thereof, and options to purchase 300,000 shares were granted under the 2000 Stock Option Plan to replace previous options to purchase shares of the California corporation’s common stock. Included among these option grants were an option to purchase 150,000 shares, at $.20 per share, granted to a consultant for providing financial, accounting and operational services to the Company, and options to purchase 50,000 shares, at $1.00 per share, granted to each of Messrs. Rahn, Collier and Bockrath in connection with their election to the Company’s Board of Directors in December 2003. In December 2003, the consultant exercised his option to purchase 75,000 of the shares subject thereto. Accordingly, as of January 12, 2004, options to purchase a total of 225,000 shares of Common Stock, at a weighted average exercise price of $.0.73 per share, remained outstanding under the 2000 Stock Option Plan, as set forth in the following table:

Equity Compensation Plan Information

Plan	Number of Shares of Common Stock Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Grants
2000 Stock Option Plan	225,000	$0.73	2,700,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 12, 2004, with respect to the beneficial ownership of the Company’s Common Stock by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the then outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table in Item 10 below, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, each person listed below has sole voting and investment power with respect to the shares beneficially owned by such person, subject to applicable community property laws, and the address of each such person is care of the Company, 1118 East Green Street, Pasadena, CA 91106.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)

Robert M. and Phyllis J. Ching Living Trust (2) 150 Limelight Way Oroville, CA 95966	1,500,000	23.6

Kreuzfeld Ltd (3) Frohalpstr. 20 Zurich 8038, Switzerland	1,300,000	18.8

TPR Group, Inc. (4) 6359 Paseo del Lago Carlsbad, California 92009	1,186,134	17.1

Nicolas Rogivue (5) Bahnhofstr. 94 Zurich 8001, Switzerland	1,100,000	14.7

Robert B. Stewart (6) 2007 Altura Drive Corona del Mar, CA 92625	800,000	11.7

Thomas C. Stewart (6) 1112 40th Street Sacramento, CA 95819	800,000	11.7

Drake Revocable Trust (7) P.O. Box 1448 Chino, CA 95927	583,500	8.8

R. Bruce Stewart (8)	711,500	10.8

James M. Phillips, Jr (9)	400,000	6.1

Edward K. Frykman (10)	100,000	1.6

LeRoy (Lee) T. Rahn (11)	50,000	*

Charles Patrick Collier (11)	50,000	*

Marc W. Bockrath (11)	50,000	*

All directors and officers (six individuals)(8)(9)(10)(11)	1,321,000	18.7

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission, based on information furnished by each person listed. Beneficial ownership includes shares that each named stockholder has the right to acquire within sixty days. In calculating percentage ownership, all shares which a named stockholder has the right to so acquire are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Listed persons may disclaim beneficial ownership of certain shares.

(2)	Includes 1,500,000 shares of Common Stock owned of record, but does not include warrants to purchase, at $1.50 per share, an additional 1,500,000 shares of Common Stock that are not exercisable within 60 days of the date of this report. Robert M. and Phyllis Ching share voting and investment power with respect to all of these securities.

(3)	Includes 750,000 shares of Common Stock owned of record, plus warrants to purchase, at $1.50 per share, an additional 550,000 shares of Common Stock.

(4)	Includes 350,805 shares of Common Stock owned of record by TPR Group, Inc., plus warrants to purchase, at $1.50 per share, an additional 90,806 shares of Common Stock. Also includes 59,038 shares of Common Stock owned of record by Old TPR, Inc., an affiliate of TPR Group, Inc., plus warrants held by Old TPR, Inc. to purchase, at $1.50 per share, an additional 112,196 shares of Common Stock. Also includes 116,118 shares of Common Stock, and warrants to purchase, at $1.50 per share, an additional 242,329 shares of Common Stock, owned of record by William J. Hanson, 677 shares of Common Stock owned of record by J. Randolph Sanders, and 68,947 shares of Common Stock and warrants to purchase, at $1.50 per share, an additional 145,218 shares of Common Stock owned of record by Richard Love, each of whom is a director of TPR Group, Inc. William J. Hanson, J. Randolph Sanders, and Richard Love, the directors, executive officers and principal shareholders of TPR Group, Inc., share voting and investment power with respect to all of these securities.

(5)	Includes 550,000 shares of Common Stock owned of record, plus warrants to purchase, at $1.50 per share, an additional 500,000 shares of Common Stock

(6)	Includes, in each case, 300,000 shares of the Company’s Common Stock owned of record, plus warrants to purchase, at $1.50 per share, an additional 500,000 shares of Common Stock.

(7)	Includes 333,500 shares of Common Stock owned of record, plus warrants to purchase, at $1.50 per share, an additional 250,000 shares of Common Stock.

(8)	Includes 471,500 shares of the Company’s Common Stock owned of record by Mr. Stewart, plus warrants to purchase, at $1.50 per share, an additional 240,000 shares of Common Stock. Does not include an aggregate of 600,000 shares of Common Stock, and warrants to purchase, at $1.50 per share, an additional 1,000,000 shares of Common Stock that are owned of record by Robert B and Thomas C. Stewart, adult sons of Mr. Stewart, the beneficial ownership of all of which is disclaimed by Mr. Stewart.

(9)	Includes 150,000 shares of Common Stock owned of record by Mr. Phillips, plus warrants to purchase, at $1.50 per share, an additional 250,000 shares of Common Stock.

(10)	Includes 50,000 shares of Common Stock owned of record by Mr. Frykman, plus warrants to purchase, at $1.50 per share, an additional 50,000 shares of Common Stock.

(11)	In each case, all of these shares are issuable upon exercise of a stock option to purchase, at $1.00 per share, 50,000 shares of the Company’s Common Stock.

Item 12.	Certain Relationships and Related Transactions.

In connection with the incorporation and initial organization of the California corporation that was acquired by the Company pursuant to the terms and conditions of the Exchange Agreement, Messrs. Stewart, Phillips and Frykman purchased units consisting of shares of common stock and stock purchase warrants for the price of $.001 per unit. The shares and warrants comprising these units were subsequently acquired by the Company in exchange for the shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock currently held by each such individual. See Items 1 and 11 above.

Messrs. Rahn, Collier and Bockrath were each granted an option to purchase 50,000 shares of the California corporation’s common stock upon becoming a director of the California corporation. In exchange for these options, each individual received an option to purchase 50,000 shares of the Company’s Common Stock pursuant to the transactions contemplated by the Exchange Agreement. See Items 1 and 11 above. The Company had no preexisting relationship with either Professor Collier or Professor Bockrath prior to the time when the President of the Company was introduced to each by representatives of Caltech as potential recipients of research sponsorship.

On January 12, 2004, immediately prior to consummation of the transactions contemplated by the Exchange Agreement, TPR Group, Inc. (including its directors and affiliates) owned approximately 83% of the Company’s outstanding Common Stock and 100% of the Company’s Series A Preferred Stock then outstanding. In connection with the debt conversion program which was required by the Exchange Agreement, TPR Group, Inc. (including its directors and affiliates) received 272,936 shares of the Company’s Common Stock (on a post “reverse split” basis) and warrants to purchase, at $1.50 per share, an additional 574,865 shares of the Company’s Common Stock. For a further description of the transactions contemplated by the Exchange Agreement, please see Item 1 above.

Each of the other stockholders identified in the beneficial ownership table set forth under Item 11 above acquired all of their respective shares of Common Stock and warrants to purchase shares of Common Stock as a consequence of the exchange of securities that occurred in connection with the closing of the transactions contemplated by the Exchange Agreement. See Item 1 above.

Prior to the negotiations that led to the change in control of the Company, there were no preexisting relationships between Arrowhead Research (the California corporation) and either TPR Group, Inc. or SDM. SDM was a majority owned subsidiary of TPR Group, Inc., the principal stockholder of InterActive Group, Inc., the Delaware corporation. However, when representatives of the California corporation learned that SDM possessed certain technology in the “nanotech” field, it was agreed that TPR Group would cause certain of the SDM technology to be acquired by InterActive Group prior to closing of the exchange transaction, in consideration of a small number of shares of Common Stock and Warrants.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

The following documents are filed herewith or incorporated herein by reference, as set forth in the Index to Financial Statements appearing on page F-1 and the Index to Exhibits appearing on page 23. As a result of the “reverse acquisition” of registrant by Arrowhead Research Corporation, a California corporation, the financial statements of the registrant, a Delaware corporation currently named Arrowhead Research Corporation, are deemed to be the historical financial statements of Arrowhead Research Corporation, the California corporation.

(1) Financial Statements

Report of Independent Public Accountants dated December 23, 2003.

Balance Sheet of Arrowhead Research Corporation, September 30, 2003.

Statement of Operations of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003. Statement of Shareholders’ Equity of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003.

Statement of Cash Flows of Arrowhead Research Corporation for the period from May 7, 2003 (inception) through September 30, 2003.

Notes to Financial Statements of Arrowhead Research Corporation.

(2) Financial Statement Schedules

None

(3) Exhibits:

Exhibit No.	Description

2.1	Stock Purchase and Exchange Agreement dated December 10, 2003, by and among InterActive Group, Inc. and the several stock and warrant holders of Arrowhead Research Corporation, a California corporation. *

3.1	Certificate of Incorporation of InterActive Group, Inc., a Delaware corporation. (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., providing for the “reverse split” of the corporation’s outstanding common stock, the conversion of the outstanding preferred stock into shares of common stock, and the change of the corporation’s name to “Arrowhead Research Corporation.” (2)

3.3	Bylaws (1)

4.1	Registration Rights Agreement dated January 12, 2004 *

4.2	Standstill and Registration Rights Agreement dated January 12, 2004 *

10.1	2000 Stock Option Plan (1)

10.2	Research Agreement with California Institute of Technology regarding the research of C. Patrick Collier **

10.3	Research Agreement with California Institute of Technology regarding the research of Marc Bockrath **

21	Subsidiary *

31	Section 302 Certification **

32	Section 906 Certification **

*	Previously filed as part of this Annual Report on Form 10-KSB.

**	Filed herewith.

(1)	Incorporated by reference from the exhibits to the Schedule 14C filed by registrant on December 22, 2000.

(2)	Incorporated by reference from the exhibit to the Schedule 14C filed by registrant on December 22, 2003.

(b)	Reports on Form 8-K.

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

During the fiscal year ended September 30, 2003, no audit, audit-related, tax or other fees were paid for professional services rendered by the independent certified public accountant who audited the financial statements of the California corporation that are filed herewith as those of the Company. See Item 7, “Financial Statements”, above.

During the fiscal year ended September 30, 2003, the California corporation did not have an audit committee that had adopted the pre-approval policies and procedures required by the rules and regulations of the Securities and Exchange Commission. Subsequently, the Company’s Board of Directors did establish such an audit committee as reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 2004	ARROWHEAD RESEARCH CORPORATION.

	BY:	/s/ R. BRUCE STEWART
R. Bruce Stewart, President
Chief executive, financial and accounting officer

INDEX TO FINANCIAL STATEMENTS

As a result of the “reverse acquisition” of registrant by Arrowhead Research Corporation, a California corporation, the financial statements of the registrant, a Delaware corporation currently named Arrowhead Research Corporation, are deemed to be the historical financial statements of Arrowhead Research Corporation, the California corporation.

Independent Auditor’s Report

To the Board of Directors

Arrowhead Research Corporation

Pasadena, California

I have audited the accompanying balance sheet of Arrowhead Research Corporation (A Development Stage Company) as of September 30, 2003 and the related statements of operations and stockholders’ equity, and cash flows for the period from May 7, 2003 (inception), to September 30, 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Certified Public Accountant

Northridge, California

December 23, 2003

Arrowhead Research Corporation

(A Development Stage Company)

Balance Sheet

September, 30 2003
Assets
Cash	$1,355,289
Prepaid expenses	158,625
Office equipment, net of accumulated depreciation of $90	2,025

Total assets	$1,515,939

Liabilities & Stockholders’ Equity
Liabilities
Accounts payable	$92,688
Payroll tax payable	2,689
Income tax payable	800

Total liabilities	96,177
Commitments and contingencies	—
Stockholders’ equity
Common stock, $0.001 par value, 20,000,000 shares authorized, 4,680,000 shares issued and outstanding	4,680
Additional paid-in capital	1,510,320
Accumulated deficit during the development stage	(95,238)

Total stockholders’ equity	1,419,762

Total liabilities & stockholders’ equity	$1,515,939

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Statement of Operations

For the period from May 7, 2003 (inception) through September 30, 2003

Costs and expenses
Salaries	$25,000
Consulting	25,000
General and administrative expenses	41,063
Research and development	3,375

Total costs and expenses	94,438

Net ordinary income (loss) before income tax provision	(94,438)
Provision for income taxes	800

Income tax provision	800

Net income (loss)	$(95,238)

Earnings (losses) per share	$(0.06)

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Statement of Stockholders’ Equity

For the period from May 7, 2003 (inception) through September 30, 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Totals
	Shares	Amount
Common stock issued for cash at $0.001 per share	3,000,000	$3,000	$—	$—	$3,000
Common stock issued for cash at $1 per share	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance costs charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net income (loss)	—	—	—	(95,238)	(95,238)

Balances as of September 30, 2003	4,680,000	$4,680	$1,510,320	$(95,238)	$1,419,762

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Statement of Cash Flows

For the period from May 7, 2003 (inception) through September 30, 2003

Cash flows from operating activities
Net income (loss)	$(95,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	90
(Decrease) increase in:
Prepaid expenses	(158,625)
Income taxes payable	800
Accounts payable and accrued expenses	95,377

Total adjustments	(62,358)

Net cash used by operating activities	(157,596)
Cash flow from investing activities
Purchase of property and equipment	(2,115)

Net cash used in investing activities	(2,115)
Net cash flows from financing activities
Proceeds from issuance of common stock	4,680
Proceeds from additional paid-in capital, net	1,510,320

Net cash provided by financing activities	1,515,000

Net increase (decrease) in cash	1,355,289
Cash at the beginning of period	—

Cash at the end of the period	$1,355,289

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General

Arrowhead Research Corporation (the Company) is a development stage company that was incorporated under the laws of the State of California on May 7, 2003 for the primary purpose of seeking favorable opportunities to make investments in, or acquisition of, publicly or privately owned businesses. It is anticipated that most candidates will appear to have the potential, if adequately financed, for rapid growth in sales and profitability, or possess other attributes that management believes offer prospects for substantial returns to the Company and an increase in the value of the Company’s investment. The company’s principle executive offices are located in Pasadena, California.

As part of its effort to identify emerging technologies and markets, the Company has had extensive discussions with various representatives of the California Institute of Technology and members of its faculty. Management has selected nano-technology as the Company’s initial area of focus. Nano-technology is the science of building machines and materials at the molecular level. Prospective applications will impact fields that include information technology, medicine, manufacturing, advanced materials and environmental control. Should one or more of the projects financed by the Company result in the discovery of technology having commercial applications, it is anticipated that the Company will either establish a majority-owned subsidiary to pursue the commercial opportunity or license the technology to one or more third parties on a royalty-bearing basis.

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

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(Continued)

On July 10, 2003, the Company had a Private Placement offering for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant exercisable to purchase an additional share of the common stock. The securities were offered pursuant to an exemption provided by Regulation 504 of the Securities Exchange Act of 1933. As of September 30, 2003, the Company incurred certain issuance costs of $168,000, with the sale of the stock, such as legal fees and finder fees. The Company did not use an underwriter, so there were no discounts or commissions paid. These issuance costs, associated with the sale of common stock to the public, were charged to additional paid-in capital.

The Company has a stock option plan (the “Plan”) which provides for the granting of non-qualified stock options or incentive stock options. Under the Plan, 1,200,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options or stock purchase warrants that may be granted by the Board of Directors to employees, consultants and others expected to provide significant services to the Company.

In connection with its initial private placement of common stock, the Company issued 3,000,000 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at a price of $1.50 any time following issuance and prior to June 30, 2013, on which date all unexercised warrants will expire. The warrants are redeemable by the Company at any time following issuance, upon 30 days prior written notice, provided that a public market for the underlying shares of common stock then exists and that the closing bid price for a share of the Company’s common stock, for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice, equal or exceeds $3.00 per share. Holders will be required to exercise their warrants within 30 days or accept the $0.001 per warrant redemption price.

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

NOTE 2: OFFICE EQUIPMENT, NET

The office equipment is recorded at cost.

		Depreciable Life Years
Office equipment	$2,115	7

	2,115
Less accumulated depreciation	(90)

Net furniture and equipment	$2,025

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

NOTE 5: SUBSEQUENT EVENTS

On December 1, 2003, the Company initiated a private placement of 3,000,000 units at $1.50 per unit, with each unit consisting of one share of the Company’s common stock and one warrant exercisable to purchase an additional share of the common stock at any time prior to June 30, 2013.

On December 11, 2003, the Company announced the execution of the Exchange Agreement with InterActive Group, Inc., a Delaware corporation whose common stock is traded in the over-the-counter market. At the closing of the transactions contemplated by the Exchange Agreement, which is expected to occur on or before January 12, 2004, the Company’s current shareholders would acquire approximately 88.9% of the then outstanding common stock of InterActive, whose name would be changed to “Arrowhead Research Corporation”. In that event, prospective investors in the offering made by the Company’s confidential private placement dated December 1, 2003 would acquire shares and warrants in a publicly-owned entity. The Company is subject to the reporting requirements of the Securities Exchange Act and, as of the date hereof, has filed all reports and other information required to be filed with the Securities and Exchange Commission (SEC) pursuant to the rules and regulations of the SEC under the Securities Exchange Act.

In connection with its initial private placement of common stock, in October, 2003 the Company accepted 80,255 shares of Acacia Research, valued at $500,000, and $475,000 in cash from its shareholders in exchange for 975,000 shares of the Company’s common stock. There were also $96,000 of finder’s fees for these securities.

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

NOTE 6: RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any legal structure used for business purposes that either (a) does not have interest entity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on the Company’s financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

NOTE 6: RECENTLY ISSUED ACCOUNTING STANDARDS

(Continued)

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In May 2003, The FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer clarify a financial instrument that is within it scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

NOTE 7: SEGMENT INFORMATION

Industry Segment Data

The Company is still in the development stage, and no revenues have been earned.

Geographic Area Data

No revenues have been earned.