Form 10QSB
period 2004-12-31
ARROWHEAD RESEARCH CORP
filed 2005-02-11
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,115,526 as of February 9, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited) December 31, 2004	September 30, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,765,954	$8,552,667
Investments at fair market value	288,975	487,887
Grant receivable, net of allowance for doubtful account of $0	—	51,835
Receivables	2,565	—
Prepaid research, Note 5	197,414	364,378
Other prepaid expenses	58,536	40,308

TOTAL CURRENT ASSETS	7,313,444	9,497,075

PROPERTY & EQUIPMENT
Computers, office equipment and furniture	196,614	134,869
Research equipment	827,017	694,854
Software	8,233	714
Construction in progress	—	126,438
Leasehold improvement	303,251	—

	1,335,115	956,875
Less: Accumulated depreciation & amortization	(164,073)	(74,829)

NET PROPERTY & EQUIPMENT	1,171,042	882,046

OTHER ASSETS
Restricted cash	—	50,773
Rent deposit	94,310	24,618
Patents, Note 1	1,044,105	1,062,266
Goodwill	399,000	399,000

TOTAL OTHER ASSETS	1,537,415	1,536,657

TOTAL ASSETS	$10,021,901	$11,915,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$284,089	$540,739
Accrued expenses	60,647	81,911
Payroll liabilities	7,199	67,048

TOTAL CURRENT LIABILITIES	351,935	689,698

Minority interests	1,446,479	1,777,699
Commitment and contingencies, Note 5.

SHAREHOLDERS’ EQUITY, Note 3
Common Stock	13,821	13,643
Preferred Stock	—	—
Deferred compensation	(333,801)	(194,126)
Additional paid-in capital	12,672,106	12,221,044
Accumulated deficit during the development stage	(4,128,639)	(2,592,180)

TOTAL SHAREHOLDERS’ EQUITY	8,223,487	9,448,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,021,901	$11,915,778

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Quarter ended December 31, 2004	Quarter ended December 31, 2003	Period from May 7, 2003 (Date of inception) to December 31, 2004
REVENUE	$129,490	$—	$325,796

OPERATING EXPENSES
Salaries	691,454	15,000	1,342,951
Consulting	170,287	25,000	825,781
General & administrative expenses	553,563	41,772	1,509,476
Research & development	658,922	60,750	1,455,651

TOTAL OPERATING EXPENSES	2,074,226	142,522	5,133,859

OPERATING LOSS	(1,944,736)	(142,522)	(4,808,063)

OTHER INCOME (EXPENSES)
Realized & unrealized gain (loss) in marketable securities	74,581	(62,610)	62,468
Interest income	18,606	—	51,743
Other income	230	—	230
Minority interests	333,021	—	584,744
Patents amortization	(18,161)	—	(18,161)

TOTAL OTHER INCOME (EXPENSES)	408,277	(62,610)	681,024

Provision for income taxes	—	800	1,600

NET LOSS	$(1,536,459)	$(205,932)	$(4,128,639)

Net loss per share	$(0.11)	$(0.04)

Weighted average shares outstanding	13,769,287	5,654,348

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to December 31, 2004

(unaudited)

	Common Stock		Amount	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in share exchange	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6.0	5,994	—	—	6,000
Issuance of stock options	—	—	336,698	(336,698)	—	—
Amortization of deferred compensation expense	—	—	—	142,572	—	142,572
Net loss for the year ended September 30, 2004	—	—	—	—	(2,496,942)	(2,496,942)

Balance at September 30, 2004	13,631,546	$13,645	$12,221,042	$(194,126)	$(2,592,180)	$9,448,381
Exercise of warrants @ $1.50 per share	176,033	176	263,874	—	—	264,050
Issuance of stock options	—	—	187,190	(187,190)	—	—
Amortization of deferred compensation expense	—	—	—	47,515	—	47,515
Net loss for the quarter ended December 31, 2004	—	—	—	—	(1,536,459)	(1,536,459)

Balance at December 31, 2004	13,807,579	$13,821	$12,672,106	$(333,801)	$(4,128,639)	$8,223,487

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the three months ended December 31, 2004 and 2003 and from inception through December 31, 2004

(unaudited)

	Quarter ended December 31, 2004	Quarter ended December 31, 2003	Period from May 7, 2003 (Date of inception) to December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,536,459)	$(205,932)	$(4,128,639)
Unrealized loss on investment	(74,581)	62,610	(62,468)
Stock issued as gift to Caltech	—	—	162,750
Compensation expense related to stock option issuance	47,515	—	190,087
Depreciation and amortization	89,243	180	164,073
Minority interests	(333,021)	—	(584,744)
Decrease/increase in:
Receivables	48,253	—	(3,582)
Prepaid research expense	166,964	(101,250)	(197,414)
Other prepaid expenses	(18,228)	—	(58,536)
Restricted cash	50,773	—	50,773
Deposits	(69,692)	—	(84,352)
Patents, amortization	18,161	—	18,161
Accounts payable	(253,833)	(76,646)	87,015
Accrued expenses	(21,125)	800	19,097
Other liabilities	(59,987)	—	9,750

NET CASH USED IN OPERATING ACTIVITIES	(1,946,017)	(320,238)	(4,418,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(378,239)	—	(1,045,819)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(1,000,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	2,001,250
Cash obtained from interest in Insert	—	—	1,304,594
Proceeds from sale of investments	273,493	—	273,493

NET CASH USED IN INVESTING ACTIVITIES	(104,746)	—	(466,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock & warrants, net	264,050	393,500	11,650,465

NET CASH PROVIDED BY FINANCING ACTIVITIES	264,050	393,500	11,650,465

NET INCREASE (DECREASE) IN CASH	(1,786,713)	73,262	6,765,954

CASH AT BEGINNING OF PERIOD	8,552,667	1,355,289	—

CASH AT END OF PERIOD	$6,765,954	$1,428,551	$6,765,954

Supplementary disclosures:
Interest paid	—	—	—
Income tax paid	$2,400	$—	$4,000

The accompanying notes are an integral part of these financial statements.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation (the Company or Arrowhead) is a development-stage company. The Company’s primary business objective is to commercialize pioneering, breakthrough products in nanotechnology. The business model is based on three strategic components:

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

The company had no revenue from product sales in the first quarter of FY 2005.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-QSB for the quarter ended December 31, 2004 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004 filed with the SEC on December 16, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that might be expected for the year ending September 30, 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its operating subsidiaries, Aonex Technologies, Inc., Insert Therapeutics, Inc. and Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated income statements and the balance sheets.

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

Concentration of Credit Risk - The Company maintains six bank accounts at four separate financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company also maintained one money market account at a brokerage firm. This account is not insured by the FDIC. At December 31, 2004, the Company had deposits at these financial institutions with uninsured cash balances totaling $6,342,141. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Marketable Securities - The Company’s holds certain securities investments, reflected on the Company’s balance sheet as “Investments at fair market value,” consisting of corporate stocks, and are held principally for the purpose of selling in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period reflected in earnings.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the life of the lease.

Intellectual Property - At December 31, 2004, intellectual property consists of patents (original cost of $1,062,266) acquired in FY 2004. These patents are being amortized over their remaining statutory terms, which vary from twelve to twenty years. All but one of the issued patents are licensed to Nanotechnica. The expense related to amortization of these patents in the first quarter of FY 2005 was $18,161.

Goodwill - Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment as required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded.

Revenue Recognition - Insert Therapeutics was awarded a grant of $236,441 for the period from July 2003 through June 2004 and $244,780 for the period from July 2004 through June 2005 and a second grant of $292,940 for the period from April 2004 through March 2005 and $300,000 for the period from April 2005 through March 2006. These grants are recognized as revenue as the funds are expended in accordance with the terms of the grant. In the first quarter of FY 2005, Insert Therapeutics recognized $129,490 in revenue applicable to these grants. Since its acquisition by Arrowhead Research on June 4, 2004, Insert Therapeutics has recognized $325,796 in revenue from these grants through December 31, 2004.

Earnings per Share - Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of warrants and employee stock options. For the three months ended December 31, 2004 and December 31, 2003, their effect is anti-dilutive.

Stock-Based Compensation - Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Plan, 1,959,000 shares of Arrowhead’s common stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Incentive Plan reserves 3,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005 and no further grants may be made under the 2000 Plan. No options have been granted under the 2004 Incentive Plan. See Note 7.

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	445,000	1.92
Canceled	—	—
Exercised	—	—

Balance at December 31, 2004	1,984,000	1.21

Exercisable at December 31, 2004	348,125	$1.00

Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 1.00 - 2.50	1,984,000	9.2	$1.21

At December 31, 2004, there were 935,000 options available for future grants under the 2000 Incentive Plan. However, pursuant to stockholder approval of the 2004 Incentive Plan in January 2005, no further grants may be made under the 2000 Stock Option Plan. The 2004 Incentive Plan has 3,000,000 options available for future grants. See Note 7.

The fair value of the options granted during the first quarter of FY 2005 is estimated at $369,862. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended December 31, 2004: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.5% to 5%, and expected life of five years. The weighted-average fair value of options granted during the quarter ended December 31, 2004 was $0.83 and the weighted-average exercise price was $1.92.

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

The Company has adopted the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for stock options granted to employees and to non-employees. The expense booked in relationship to options granted to employees and non-employees during the first quarter of Fiscal 2005 was $47,515.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company’s loss would have been increased by $36,287 and the loss per share would have increased by less than one cent per share.

	2004	2003
Net Loss as reported	$(1,536,459)	$(205,932)
Add: Stock-based compensation expense included in reported net loss	47,515	—
Deduct: Total stock-based compensation Expense determined under Fair value based method for all awards	(73,471)	—
Pro forma	$(1,562,415)	$(205,932)
Basic and Diluted Loss per share
As reported	$(0.11)	$(0.04)
Pro forma	$(0.11)	$(0.04)

Going Concern: Need for Additional Capital to Meet Commitments - The Company is generating no significant revenue, and its operating losses and negative cash flows from operations may indicate that the Company will be unable to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At December 31, 2004, the Company had approximately $6.8 million in cash to fund operations. The Company’s commitments to fund subsidiary operations in FY 2005 exceed the cash on hand at December 31, 2004. The Company has the right not to fund one or more subsidiaries in which case it would forfeit a major portion of its equity in the Subsidiary. However, the Company can negotiate amendments to the Funding Agreements with one or more of the subsidiaries to delay or reduce the funding. See Note 5. The Company will need to raise additional capital to meet the future cash commitments to the subsidiaries for the second half of 2005. The Company intends to do so beginning in the second quarter of FY 2005. If the Company fails to raise the additional capital required, the Company may have to forfeit its investments in one or more subsidiaries, and/or cease its operations.

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the quarter ended December 31, 2004 include the accounts of the Company and its operating subsidiaries, Aonex Technologies, Inc., Insert Therapeutics, Inc. and Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

In January 2004, the shareholders of a private California corporation entered into a share exchange with the Company that resulted in a change of control of the Company. The share exchange transaction was accounted for as a “reverse acquisition,” as though the California corporation acquired the Company through a purchase of the net assets of the Company with no goodwill being recognized. (For a more complete description of the share exchange, please see the Company’s Annual Report on Form 10-KSB). Therefore, the financial statements of the Company are deemed to be those of the California corporation from its inception on May 7, 2003 and reflect the consolidated assets and operations of the two entities from and after January 12, 2004.

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

The following summarizes pro forma information, assuming the acquisition of Insert had occurred on October 1, 2003:

Three months ended December 31, 2003 (unaudited)
Revenue	$20,489
Net loss	$(473,480)
Loss per share	$(0.08)

On August 6, 2004 and September 22, 2004, the Company invested a total of $4 million in a newly-formed entity, Nanotechnica, Inc. Nanotechnica has licensed the exclusive rights to a broad suite of intellectual property related to nanotechnology and microfluidics technology developed at Caltech. The Company owns approximately 74% of Nanotechnica and maintains a right to appoint a majority of the Board of Directors.

NOTE 3: SHAREHOLDERS’ EQUITY

At December 31, 2004, Arrowhead was authorized to issue up to 50,000,000 shares, 0.001 par value, of common stock and 10,000,000 shares of preferred stock. At December 31, 2004, 13,807,549 shares of common stock and warrants to purchase 13,661,746 shares of common stock were outstanding. At December 31, 2004, 13,661,746 shares of common stock were reserved for issuance upon exercise of the outstanding common stock purchase warrants and 1,959,000 shares were reserved under Arrowhead’s 2000 Stock Option Plan. See Note 7.

As of December 31, 2004, the closing stock price as quoted on the NASDAQ Smallcap Market for the preceding 20 trading days was above $3.00 per share which meets the call provision of all of the Company’s outstanding stock purchase warrants. If the Company elects to call the Warrants, holders will be required to exercise their Warrants within 30 days or accept the $0.001 per Warrant redemption price. The Company can call the Warrants unless the closing price of a share of common stock drops below $3.00 for a period of not less than 15 trading days.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

The following table summarizes information about the common stock purchase warrants at December 31, 2004:

Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.50	13,661,746	9.0	$1.50

On December 1, 2004, the Board of Directors adopted, subject to stockholder approval, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company to a total of 75,000,000 shares (the “Amendment”). At the 2005 Annual Meeting of Stockholders, the Amendment was approved and the number of authorized shares of the Company was increased to 75,000,000 shares, consisting of 70,000,000 shares of authorized common stock and 5,000,000 shares of authorized preferred stock. See Note 8.

On December 1, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Incentive Plan”) pursuant to which an aggregate of 3,000,000 shares of the Company’s common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock awards, and performance unit/share awards by the Board of Directors for issuance to employees, directors, consultants and key advisors of the Company and its subsidiaries, subject to stockholder approval at the 2005 Annual Meeting. The 2004 Incentive Plan was approved by the Stockholders at the 2005 Annual Meeting. Pursuant to this approval, no further option grants may be made under the Company’s 2000 Stock Option Plan. No options have been granted under the 2004 Incentive Plan.

NOTE 4: LEASES

The following table summarizes information about the Company’s facilities leases:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead	3500 sq ft	$6,125	June 1, 2004	18 months
Aonex	4000 sq ft	$6,009	July 1, 2004	24 months
Insert	7000 sq ft	$10,543	N/A	Month to month
Nanotechnica	8000	$14,413	December 27, 2004	25 months

At December 31, 2004, Arrowhead, Aonex, Insert and Nanotechnica had operating leases for copier equipment. The lease expense for the copiers ranges from $267 to $500 per month depending on the functionality of the copiers. There are no other operating leases.

At December 31, 2004, the future minimum commitments remaining under leases are as follows:

Year ending September 30	Facilities Leases	Equipment Leases
2005	$232,000	$13,000
2006	$256,500	$17,000
2007 & beyond	$58,000	$19,000

Rent expense for the first quarter of FY 2005 was $70,930. From inception to date, rent expense has totaled $157,492.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

NOTE 5: COMMITMENTS AND CONTINGENCIES – SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

Arrowhead Research operates three majority-owned subsidiaries. The following table summarizes the terms of capital contributions that may be provided by Arrowhead:

Subsidiary	Amount subject to agreements to provide additional capital	Estimated time period for additional capital contributions
Aonex	$3,000,000	4-24 months
Insert	$4,000,000	(1)
Nanotechnica	$16,000,000	2-18 months (2)

(1)	Arrowhead committed to funding Insert with an additional $1,000,000 by December 1, 2004. However, Insert management deferred the request for this capital until the second quarter of FY 2005. Additional future capital contributions to Insert will depend on certain FDA approvals, the timing of which are unknown and cannot be estimated.
(2)	On December 1, 2004, Nanotechnica had sufficient cash to fund operations and agreed that the January 1, 2005 cash contribution of $9 million could be delayed until March 1, 2005.

In each case, Arrowhead provided capital in exchange for a majority-interest in the subsidiary and the right to appoint a majority of the Board of Directors. Arrowhead may elect to provide additional capital to each subsidiary or to forfeit a specified portion of its interest. The following is a summary of the terms of the initial additional capitalization for each subsidiary:

Subsidiary	Initial Capitalization	Potential Additional Capitalization		% interest not subject to forfeiture
Aonex	$2,000,000	$3,000,000	(1)	20%
Insert	$1,000,000	$4,000,000	(2)	20%
Nanotechnica	$4,000,000	$16,000,000	(3)	20%

(1)	Arrowhead may provide additional capital over an estimated two year period if Aonex meets certain milestones. If Aonex fails to meet the agreed to milestones, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.
(2)	Arrowhead may provide additional capital of $1,000,000 early in 2005. Two further contributions of $1,500,000 may be made upon commencement of the Phase I and Phase II clinical trials of Insert’s Cyclosert-camptothecin conjugate. If Insert does not commence clinical trials, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.
(3)	Arrowhead may provide additional capital early in 2005 or delay funding by mutual agreement. If Arrowhead fails to provide the additional capital or obtain agreement to delay, a portion of its interest in Nanotechnica would be forfeited.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

Sponsored Research Agreements

The terms of three sponsored research agreements between Arrowhead Research and the California Institute of Technology are summarized in the following table:

Research Project	Period covered	Total estimated project cost		Annual Cost		Amount paid to date	Prepaid Amt as of Dec 31, 2004
Research Tools (Dr. C. Patrick Collier)	Oct. 1, 2003-Sept. 30, 2008 (5 years)	$1,393,806	*	$280,292	*	$762,330	$197,414
Nanotubes (Dr. Marc Bockrath)	Jan. 1, 2004 - Dec. 31,2008 (4 years)	$810,000		$162,000		$162,000	$0
Nanofilms (Dr. Harry Atwater)	Jan. 2, 2004 - Dec. 31,2008 (4 years)	$870,793		$242,640		$242,640	$0

*	On December 7, 2004 Arrowhead agreed to provide additional funding for Dr. Collier’s research for the remaining four years of the research agreement. The annual estimated cost was increased to $280,292 for the second year and $292,540 for the third through the fifth year. The total estimated project cost was increased to $1,393,806.

The terms of each agreement call for Arrowhead to make annual payments, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If any of these agreements are extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. Each research agreement is terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation.

As of December 31, 2004, the Company had advanced Caltech a total $1,166,970 for research and development costs under these research agreements. These costs are amortized over the time period of each agreement and consist primarily of technology development and application research. Research expense related to these costs was $168,225 for the quarter ended December 31, 2004. Prepaid research amounted to $197,414 at December 31, 2004.

The Company also made a contribution of $75,000 to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. In turn, Caltech has granted the Company an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

NOTE 6. INCOME TAXES

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(unaudited)

For the quarters ended December 31, 2004 and 2003, the Company had a consolidated loss of $1,536,459 and $205,932 respectively. The losses result in a deferred income tax benefit of approximately $606,901 for 2004 and $81,343 for 2003. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 7: SUBSEQUENT EVENTS

On January 26, 2005, after stockholder approval, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of the Company to a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of common stock and 5,000,000 shares of authorized preferred stock. The authorized shares of the Company, prior to this Amendment, was 60,000,000 shares, consisting of 50,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock.

The Company’s stockholders approved the 2004 Incentive Plan at the Company’s 2005 Annual Meeting. Pursuant to the 2004 Incentive Plan, an aggregate of 3,000,000 shares of the Company’s Common Stock are reserved for grant by the Board of Directors of stock options, stock appreciation rights, restricted stock grants and performance unit/share awards to employees, directors, consultants and key advisors of the Company and its subsidiaries. Pursuant to the approval of the 2004 Incentive Plan, no further grants may be made under the 2000 Stock Option Plan.

NOTE 8: SEGMENT INFORMATION

Industry Segment Data

The Company is still in the development stage, and no product revenues have been earned.

Geographic Area Data

No product revenues have been earned.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General

Statements contained in this Annual Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the “Risk Factors” contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004 and elsewhere in this Quarterly Report on Form 10-QSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Plan of Operations

On January 12, 2004, the Company, formerly known as InterActive, Inc. consummated a Stock Purchase and Exchange Agreement (the “Share Exchange”) with the shareholders of a private California corporation named

Arrowhead Research Corporation. Prior to that agreement, InterActive, Inc. had had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. As a consequence of the change in control on January 12, 2004, the name of the Company was changed to “Arrowhead Research Corporation,” a new Board of Directors was elected, new management was appointed and the Company adopted a new plan of operations which focuses on funding, purchasing and building subsidiaries to commercialize various aspects of nanotechnology, funding nanotechnology research and building a patent portfolio. The Share Exchange has been accounted for as a “reverse acquisition” and the financial statements of the Company are deemed to be those of the California corporation from its inception on May 7, 2003. As a result, the losses and the revenue generated by the Company for the three months ended December 31, 2004 and 2003 bear no relationship to those generated by InterActive, Inc. before the Share Exchange.

For the quarter ended December 31, 2003, the Company generated a loss of $206,000 and had no revenue. The Company’s expenses related mainly to funding sponsored research at Caltech of approximately $61,000, salary and costs related to establishing the business and raising capital of approximately $82,000 and an unrealized loss on marketable securities of approximately $63,000 which the Company received as payment for Arrowhead stock.

For the quarter ended December 31, 2004, the Company generated a loss of approximately $1.5 million and had revenues of approximately $130,000. As of December 31, 2004, the Company had working capital of approximately $7 million. The losses during this period relate to continuing the process of commercializing nanotechnology and overall management of the Company. The revenue was primarily related to grants, which had been awarded to Insert prior to its acquisition by Arrowhead. These grants continue into FY 2005, but there can be no assurance that subsequent grants will be forthcoming. The Company does not expect any product sales or licensing revenue in FY 2005. Therefore, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as government grants, contracts and collaborations with third parties. Securing such grants, contracts and collaborations depends on numerous factors and it is possible that this strategy may not be successful.

Approximately 33% of the approximately $2.1 million in operating expenses incurred in the first quarter of FY 2005 was for salary and salary-related expenses as the Company continued to hire management, scientific talent and administrative staff for both the Company and its subsidiaries. Consulting expenses were 8% of total costs and related mainly to public relations for Arrowhead, and technical and computer services related to start up activities at the three subsidiaries. General and administrative expenses were 26% of the operating expense and the major costs in this category were for legal and audit expenses related to SEC filings, audit services, stockholder administration, and patent filings. Research and development (R&D) expenses were 31% of operating cost. Laboratory supplies made up 15% of the R&D cost incurred and reflected the increase in development activities as the Company’s subsidiaries hired additional staff. Approximately 11% of the R&D cost was related to funding research projects at Caltech. No other expense category was more then 4% of total cost incurred. The Company expects labor and labor related expenses to continue to be the major expense for the Company in FY 2005. Laboratory supplies expense related to commercialization of products are expected to increase throughout the year.

The Company continues to follow its strategy to leverage technology which has been developed at universities. By doing so, the Company benefits from work done at those universities and can then establish majority-owned subsidiaries to commercialize promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture products developed. The Company has three primary strategies to potentially generate product sales revenue:

•	License the processes and products to a third party for a royalty or other payment. By licensing, the Company would not be required to allocate resources to build a sales or a production infrastructure and could use those resources to develop additional products.

•	Retain the rights to the processes and products, but contract with a third party for production. The Company would then market the finished products. This approach would require either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network, but not require investment in production equipment.

•	Build production capability, produce and market the products made. This last approach would likely require the most capital to build the production, sales and distribution infrastructure.

On a case by case basis, the Company will choose the strategy, which in the opinion of management, will generate the highest return for the Company.

Financial Resources

In FY 2004, the Company has had two private placements in which it raised a total of $12,101,207. At December 31, 2004, the Company and subsidiaries had $6.8 million in cash and cash equivalents and $289,000 in marketable securities. The Company’s cash requirements for the remainder of FY 2005 depend primarily on whether or not the Company agrees to finance additional research, or establishes one or more new subsidiaries. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, the Company will seek additional capital to meet its current commitments and any future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 3a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time period prescribed by the Securities and Exchange Commission. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Subsequent to the quarter ended December 31, 2004, the Company held an annual meeting on January 20, 2005. The following matters were submitted to a vote of the stockholders of record as of December 14, 2004 through a solicitation of proxies and the results are shown below:

1.	Election of four directors.

		Number of Shares For	Percent of Shares Voting	Number of Shares Withheld	Percent of Shares Voting
	R. Bruce Stewart	9,775,217	>99%	590	<1%
	Edward W. Frykman	9,775,217	>99%	590	<1%
	LeRoy R. Rahn	9,775,217	>99%	590	<1%
	Charles P. McKenney	9,775,217	>99%	590	<1%

2.	Approval of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of stock of the Company from 60 million to 75 million.

		Shares	Percent Of Shares Voting
	Votes For	7,845,311	>99%
	Votes Against	51,832	<1%
	Votes Abstaining	326	<1%
	Broker Non-Votes	1,878,338

3.	Approval of the company’s 2004 equity incentive plan.

		Shares	Percent Of Shares Voting
	Votes For	7,494,682	>94%
	Votes Against	352,019	<5%
	Votes Abstaining	50,768	<1%
	Broker Non-Votes	1,878,338

4.	Approval of the appointment of Rose, Snyder & Jacobs LLP as the independent public auditors of Arrowhead Research Corporation for the fiscal year ended September 30, 2005:

		Shares	Percent Of Shares Voting
	Votes For	9,775,306	>99%
	Votes Against	190	<1%
	Votes Abstaining	11	<1%

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits.

Exhibit Number	Document Description
3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Certificate of Incorporation dated January 25, 2005 effecting an increase in the authorized stock of the Company to 75,000,000 shares. *

4.1	Registration Rights Agreement dated January 12, 2004 (3)

4.2	Standstill and Registration Rights Agreement dated January 12, 2004 (3)

4.3	Form of Warrant to Purchase Common Stock (4)

10.1	Research Agreement with California Institute of Technology regarding the research of C. Patrick Collier (5)

10.2	Research Agreement with California Institute of Technology regarding the research of Marc Bockrath (5)

10.3	Research Agreement between California Institute of Technology pertaining to research in Harry Atwater’s laboratory (6)

10.4	Letter Agreement among the Company, California Institute of Technology and Harry Atwater pertaining to the formation of Aonex Technologies, Inc. (fka Aonexx Corporation) (6)

10.5	Letter Agreement among the Company, California Institute of Technology and Michael Roukes pertaining to the formation of Nanotechnica (fka Nanokinetics) (6)

10.6	Series B Stock Purchase Agreement pertaining to acquisition of majority interest in Insert Therapeutics, Inc. (6)

10.7	Consulting Agreement between Insert Therapeutics and Dr. Mark Davis (7)

10.8	Consulting Agreement between Insert Therapeutics and Neologix, Inc. (7)

10.9	Amendment No. 1 to Agreement to Provide Additional Capital between Arrowhead and Insert Therapeutics, Inc. (7)

10.10	Consulting Agreement between Aonex Technologies, Inc. (fka Aonexx Corporation) and Dr. Harry Atwater (7)

10.11	Agreement to Provide Additional Capital between Arrowhead Research and Aonex Technologies, Inc. (7)

10.12**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (8)

10.13**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan. (9)

10.14**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (10)

10.15	Series A Stock Purchase Agreement pertaining to acquisition of majority interest in Nanotechnica, Inc. (10)

10.16	Agreement to Provide Additional Capital between Arrowhead Research and Nanotechnica, Inc. (10)

21	Subsidiaries of the Registrant. • Aonex Technologies, Inc., a California corporation • Insert Therapeutics, Inc., a Delaware corporation • Nanotechnica, Inc., a California corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by Principal Financial Officer*

*	Filed herewith.

**	Indicates compensation plan, contract or arrangement.
(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.
(3)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2003, filed by registrant on January 13, 2003.
(4)	Incorporated by reference from the Registration Statement on Form 8-A, filed by registrant on February 23, 2004. and its Amendment No. 1 filed on October 12, 2004.
(5)	Incorporated by reference from the Annual Report on Form 10-KSB/A for the year ended September 30, 2003, filed by registrant on July 7, 2004.
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004, filed by registrant on July 7, 2004.
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed by registrant on August 16, 2004.
(8)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.
(9)	Incorporated by reference from annex A to the preliminary Schedule 14C filed by registrant on December 16, 2004.
(10)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2004 filed by registrant on December 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2005

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer