Form 10QSB
period 2005-03-31
ARROWHEAD RESEARCH CORP
filed 2005-05-16
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,864,993 as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and September 30, 2004	3

Consolidated Statements of Operations for the three months and six months ended March 31, 2005 and 2004 and from inception through March 31, 2005 (unaudited)	4

Consolidated Statements of Stockholders Equity for the period from inception to March 31, 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2005, the year ended September 30, 2004 and from inception through March 31, 2005 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	17

ITEM 3. CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

SIGNATURES	23

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of March 31, 2005 and September 30, 2004

	(Unaudited) March 31, 2005	September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,310,500	$8,552,667
Investments at fair market value	150,987	487,887
Grant receivable, net of allowance for doubtful account of $0	38,286	51,835
Prepaid research, Note 6.	131,609	364,378
Other prepaid expenses	70,664	40,308

TOTAL CURRENT ASSETS	9,702,046	9,497,075

PROPERTY & EQUIPMENT
Computers, office equipment and furniture	284,084	134,869
Research equipment	832,380	694,854
Software	8,233	714
Construction in progress	—	126,438
Leasehold improvement	303,251	—

	1,427,948	956,875
Less: Accumulated depreciation & amortization	(293,607)	(74,829)

NET PROPERTY & EQUIPMENT	1,134,341	882,046

OTHER ASSETS
Restricted cash	—	50,773
Rent deposit	99,096	24,618
Patents, Note 1.	1,026,184	1,062,266
Goodwill	2,596,039	399,000

TOTAL OTHER ASSETS	3,721,320	1,536,657

TOTAL ASSETS	$14,557,706	$11,915,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$444,500	$540,739
Accrued expenses	90,763	81,911
Payroll liabilities	43,963	67,048

TOTAL CURRENT LIABILITIES	579,226	689,698

Minority interests	1,535,852	1,777,699
Commitment and contingencies, Note 6.

SHAREHOLDERS’ EQUITY, Note 4.
Common Stock	15,338	13,643
Preferred Stock	—	—
Deferred compensation	(262,631)	(194,126)
Additional paid-in capital	16,175,799	12,221,044
Accumulated deficit during the development stage	(3,485,878)	(2,592,180)

TOTAL SHAREHOLDERS’ EQUITY	$12,442,628	$9,448,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,557,706	$11,915,778

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	3 Months ended March 31, 2005	3 Months ended March 31, 2004	Six months ended March 31, 2005	Six months ended March 31, 2004	Period from May 7, 2003 (Date of inception) to March 31, 2005
REVENUE	$77,614	$—	$207,104	$—	$403,410

OPERATING EXPENSES
Salaries	790,185	25,000	1,481,640	40,000	2,133,136
Consulting	238,419	33,475	408,707	58,475	1,064,200
General & administrative expenses	577,523	331,323	1,131,085	373,095	2,086,999
Research & development	472,596	141,660	1,131,518	202,410	1,928,249

TOTAL OPERATING EXPENSES	2,078,725	531,458	4,152,950	673,980	7,212,584

OPERATING LOSS	(2,001,111)	(531,458)	(3,945,846)	(673,980)	(6,809,174)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	2,292,800	—	2,292,800	—	2,292,800
Loss on disposition of building & equipment	—	(23,331)	—	(23,331)	(23,331)
Realized & Unrealized gain (loss) in marketable securities	73	370,238	74,654	307,628	62,541
Interest income	17,190	8,668	35,796	8,668	68,933
Other income	2,991	—	3,221	—	3,221
Minority interests	348,739	—	681,759	—	933,483
Patents - amortization	(17,921)	—	(36,082)	—	(36,082)

TOTAL OTHER INCOME (EXPENSES)	2,643,871	355,575	3,052,148	292,965	3,324,896

Provision for income taxes	—	—	—	800	1,600

NET INCOME (LOSS)	$642,761	$(175,883)	$(893,698)	$(381,815)	$(3,485,878)

Net income (loss) per share, undiluted	$0.04	$(0.03)	$(0.06)	$(0.06)
Net income (loss) per share, fully diluted	$0.03

Weighted average shares outstanding, undiluted	14,310,243	6,797,973	14,036,805	6,261,069

Weighted average shares outstanding, fully diluted	23,639,419

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to March 31, 2005

(unaudited)

	Common Stock		Amount	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in share exchange	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6.0	5,994	—	—	6,000
Issuance of stock options	—	—	336,698	(336,698)	—	—
Amortization of deferred compensation expense	—	—	—	142,572	—	142,572
Net loss for the year ended September 30, 2004	—	—	—	—	(2,496,942)	(2,496,942)

Balance at September 30, 2004	13,631,546	$13,645	$12,221,042	$(194,126)	$(2,592,180)	$9,448,381
Exercise of warrants @ $1.50 per share	176,033	176	263,874	—	—	264,050
Issuance of stock options	—	—	187,190	(187,190)	—	—
Amortization of deferred compensation expense	—	—	—	47,515	—	47,515
Net loss for the quarter ended December 31, 2004	—	—	—	—	(1,536,459)	(1,536,459)

Balance at December 31, 2004	13,807,579	$13,821	$12,672,106	$(333,801)	$(4,128,639)	$8,223,487
Exercise of warrants @ $1.50 per share	978,522	978	1,466,804	—	—	1,467,782
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Issuance of shares for purchase of Insert Therapeutics stock	502,260	502	1,999,498	—	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	—	50,000
Increase in capital due to issuance of stock by subsidiary	—	—	(37,572)	—	—	(37,572)
Amortization of deferred compensation expense	—	—	—	71,170	—	71,170
Net income for the quarter ended March 31, 2005	—	—	—	—	642,761	642,761

Balance at March 31, 2005	15,325,861	$15,338	$16,175,799	$(262,631)	$(3,485,878)	$12,442,628

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended March 31, 2005 and September 30, 2005 and from inception through March 31, 2005

(unaudited)

	Six months ended March 31, 2005	Six months ended March 31, 2004	Period from May 7, 2003 (Date of inception) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(893,698)	$(381,815)	$(3,485,878)
Unrealized (gain) loss on investment	(74,654)	(307,628)	(62,451)
Stock issued as gift to Caltech	—	150,000	162,750
Stock issued for professional services	50,000	—	50,000
Compensation expenses related to stock option issuance	118,685	—	261,257
Depreciation & amortization	218,777	526	293,607
Gain on sale of stock in subsidiary	(2,292,800)	—	(2,292,800)
Minority interests	(681,759)	—	(933,483)
Decrease/increase in:
Receivables	13,549	(145)	(38,286)
Prepaid research expense	232,768	(202,230)	(131,609)
Other prepaid expenses	(30,356)	—	(70,664)
Restricted cash	50,773	—	50,773
Deposits	(74,478)	—	(89,138)
Patents, amortization	36,082	—	36,082
Accounts payable	(96,237)	(57,963)	244,610
Accrued expenses	8,852	3,373	49,074
Other liabilities	(164,984)	(3,173)	(95,338)

NET CASH USED IN OPERATING ACTIVITIES	(3,579,480)	(799,055)	(6,051,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(471,073)	(8,103)	(1,138,653)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(2,000,000)
Cash paid for interest in Insert	(1,000,000)	—	(2,000,000)
Cash paid for interest in Calando	(250,000)	—	(250,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	2,001,250
Cash obtained from interest in Insert	1,000,000	—	2,304,594
Cash obtained from interest in Calando	250,000	—	250,000
Proceeds from sale of stock in subsidiary	2,640,000	—	2,640,000
Proceeds from sale of investments	411,554	—	411,554

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	2,580,481	(8,103)	2,218,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock & warrants, net	1,756,832	9,782,570	13,143,248

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,756,832	9,782,570	13,143,248

NET INCREASE (DECREASE) IN CASH	757,833	8,975,412	9,310,500

CASH AT BEGINNING OF PERIOD	8,552,667	1,355,289	—

CASH AT END OF PERIOD	$9,310,500	$10,330,701	$9,310,500

Supplementary disclosures:
Interest paid	—	—	—
Income tax paid	$2,400	1,600	$4,000

SUPPLEMENT NON CASH TRANSACTIONS

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutic, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of closing.

The accompanying notes are an integral part of these financial statements.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation (the Company or Arrowhead) is a development-stage company. The Company’s primary business objective is to commercialize pioneering, breakthrough products in nanotechnology. The business model is based on three strategic components:

•	Arrowhead provides capital to entities engaged in development and commercialization of nanoscale materials, devices, and systems. In return for early-stage funding, Arrowhead acquires a majority interest in these entities.

•	Arrowhead sponsors nanoscience research and development by directly funding research at universities. In return for funding, Arrowhead obtains exclusive rights to license and commercialize technologies generated through the funded research.

•	Arrowhead seeks to leverage other valuable nanotechnology through licensing and sublicensing agreements with third parties.

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

The Company had no revenue from product sales in the first half of FY 2005.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-QSB for the quarter ended March 31, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004 filed with the SEC on December 16, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2005 are not necessarily indicative of the results that might be expected for the year ending September 30, 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Aonex Technologies, Inc., Insert Therapeutics, Inc., Nanotechnica, Inc. and Calando Pharmaceuticals, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated income statements and the balance sheets.

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

Concentration of Credit Risk - The Company maintains nine bank accounts at three separate financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company also maintains one money market account at a brokerage firm. This account is not insured by the FDIC. At March 31, 2005, the Company had deposits at these financial institutions with uninsured cash balances totaling $8,756,539. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

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

Intellectual Property - At March 31, 2005, intellectual property consists of patents (original cost of $1,062,266) acquired in FY 2004. These patents are being amortized over their remaining statutory terms, which vary from twelve to twenty years. All but one of the issued patents are licensed to Nanotechnica. The expense related to amortization of these patents in the three month and the six month periods ended March 31, 2005 was $18,041 and $36,083, respectively.

Goodwill - Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded. Additional goodwill was recorded in the three month period ended March 31, 2005 to account for the contribution of additional capital to Insert Therapeutics, Inc., acquisition of majority interest in Calando Pharmarceuticals, Inc. and the purchase of common stock in Insert Therapeutics from minority shareholders in Insert. Goodwill at March 31, 2005 consisted of $2,073,289 for Insert, $399,000 for Aonex and $123,750 for Calando.

Revenue Recognition - Insert Therapeutics was awarded a grant of $236,441 for the period from July 2003 through June 2004 and $244,780 for the period from July 2004 through June 2005 and a second grant of $292,940 for the period from April 2004 through March 2005 and $300,000 for the period from April 2005 through March 2006. These grants are recognized as revenue as the funds are expended in accordance with the terms of the grant. In the three month and six month periods ended March 31, 2005, Insert Therapeutics recognized $77,614 and $207,104 respectively in revenue applicable to these grants. Since its acquisition by Arrowhead on June 4, 2004, Insert Therapeutics has recognized $403,410 in revenue from these grants through March 31, 2005.

Earnings per Share - Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of warrants and employee stock options. For the six month period ended March 31, 2005, their effect is anti-dilutive.

Stock-Based Compensation - Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Option Plan, 1,959,000 shares of Arrowhead’s common stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Incentive Plan reserves 3,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005 and no further grants may be made under the 2000 Stock Option Plan. At March 31, 2005 no options had been granted under the 2004 Incentive Plan.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

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

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	445,000	1.92
Canceled	—	—
Exercised	—	—

Balance at December 31, 2004	1,984,000	1.21
Granted	—	—
Canceled	—	—
Exercised	(25,000)	1.00

Balance at March 31, 2005	1,959,000	1.21

Exercisable at March 31, 2005	476,500

Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 - 2.50	1,959,000	9.0	$1.21

At March 31, 2005, there were 3,000,000 options available for future grants under the 2004 Equity Incentive Plan. Pursuant to stockholder approval of the 2004 Incentive Plan in January 2005, no further grants may be made under the 2000 Stock Option Plan.

There were no Arrowhead options granted during the second quarter of FY 2005. The fair value of the options granted during the first quarter of FY 2005 is estimated at $369,862. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

for the quarter ended December 31, 2004: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.5% to 5%, and expected life of five years. The weighted-average fair value of options granted during the quarter ended December 31, 2004 was $0.83 and the weighted-average exercise price was $1.92.

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

The Company has adopted the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for stock options granted to employees and to non-employees. The expense booked in relationship to options granted to employees and non-employees during the three-month and six month period ended March 31, 2005 was $71,170 and $118,685, respectively.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company’s loss would have been increased by $53,655 and the loss per share would have increased by less than one cent per share for the six months ended March 31, 2005.

	YTD 2005	YTD 2004
Net Loss as reported	($893,698)	($381,815)

Add: Stock-based compensation expense included in reported net loss	118,685	—

Deduct: Total stock-based compensation Expense determined under Fair value based method for all awards	(172,340)	—

Pro forma	($947,353)	($381,815)

Basic and Diluted Loss per share

As reported	($0.06)	($0.06)

Pro forma	($0.07)	($0.06)

Going Concern: Need for Additional Capital to Meet Commitments - The Company is generating no significant revenue, and its operating losses and negative cash flows from operations may indicate that the Company will be unable to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At March 31, 2005, the Company had approximately $9 million in cash to fund operations. Subsequent to March 31, 2005, the Company exercised its rights to call outstanding stock purchase warrants. If all the warrants are exercised the Company will have received in total approximately $21 million in total proceeds from warrant exercises. As of March 31, 2005, 1,154,555 warrants had been exercised and $1,731,832.50 in exercise proceeds had been received. See Note 8.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the three month and six month periods ended March 31, 2005 include the accounts of the Company and its subsidiaries, Aonex Technologies, Inc., Insert Therapeutics, Inc., Nanotechnica, Inc. and Calando Pharmaceuticals, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

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

The financial statements of the Company reflect the consolidated assets and operations of its majority owned subsidiaries, Aonex Technologies, Inc., Insert Therapeutics, Inc., Nanotechnica, Inc. and Calando Pharmaceuticals, Inc. See Note 3.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex Technologies, Inc. (“Aonex”). The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of the Board of Directors of Aonex.

Insert Therapeutics, Inc.

On June 4, 2004, Arrowhead purchased 24,496,553 shares of Series B Preferred Stock of Insert Therapeutics, Inc. (“Insert”), a Pasadena, California based company. The Series B Stock allows Arrowhead to elect a majority of the Board of Directors of Insert. On March 29, 2005, Arrowhead exchanged 4,000,000 shares of its Series B Preferred Stock for 4,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock has liquidation preference senior to Series B and a liquidation amount equal to Series B should a liquidation occur.

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutic, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock. The Arrowhead Common Stock was valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of closing.

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,292,800.

As of March 31, 2005, Arrowhead owns 69% of the outstanding, voting securities of Insert.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

The following summarizes pro forma information, assuming the acquisition of Insert had occurred on October 1, 2003:

Six months ended March 31, 2004
(unaudited)
Revenue	$32,672
Net loss	$(924,141)
Loss per share	$(0.15)

Nanotechnica, Inc.

On August 6, 2004 and September 22, 2004, Arrowhead invested a total of $4 million in a newly-formed entity, Nanotechnica, Inc. Nanotechnica has licensed the exclusive rights to a broad suite of intellectual property related to nanotechnology and microfluidics technology developed at Caltech. Arrowhead owns approximately 74% of the outstanding, voting stock of Nanotechnica and maintains a right to appoint a majority of the Board of Directors.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased majority interest in a newly formed entity, Calando Pharmaceuticals, Inc., represented by 4,000,000 shares of Calando’s common stock for $250,000. Calando has licensed the exclusive rights to technology for the delivery and therapeutic use of RNAi. A Voting Agreement between Arrowhead and certain shareholders in Calando gives the Company the right to designate a majority of the Board of Directors of Calando. Arrowhead owns 50.5% of the outstanding, voting securities of Calando. As of March 31, 2005, Calando was in a start-up mode and had not commenced significant operations.

NOTE 4: SHAREHOLDERS’ EQUITY

On January 26, 2005, after stockholder approval, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of the Company to a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of common stock, par value $0.001, and 5,000,000 shares of authorized preferred stock. The number of authorized shares of the Company, prior to this Amendment, was 60,000,000 shares, consisting of 50,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock.

At March 31, 2005, 15,325,861 shares of common stock and warrants to purchase 12,683,194 shares of common stock were outstanding. At March 31, 2005, 12,683,194 shares of common stock were reserved for issuance upon exercise of the outstanding common stock purchase warrants and 1,959,000 shares and 3,000,000 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

In connection with the formation of the Company and two private placements, the Company issued approximately 13.8 common stock purchase warrants (NASDAQ: ARWRW). Each warrant is exercisable to purchase one share of the Company’s common stock for $1.50 per share. The Warrants are redeemable by the Company so long as the Company’s common stock trades at $3.00 or more for 20 consecutive days ending not more than 15 days before the notice of redemption. On May 4, 2005, the Company called the outstanding warrants for redemption on June 15, 2005. Any warrants not exercised by June 14, 2005 will be redeemed by the Company for $0.001 per share. If all of the outstanding warrants are exercised, the Company will have received approximately $21 million in total exercise proceeds. As of March 31, 2005, 1,154,555 warrants had been exercised and $1,731,832.50 in exercise proceeds had been received.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

The following table summarizes the common stock purchase warrants at March 31, 2005:

Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.50	12,683,194	8.6	$1.50

On January 20, 2005 at the 2005 Annual Meeting of Stockholders the 2004 Equity Incentive Plan (the “2004 Incentive Plan”) was approved pursuant to which an aggregate of 3,000,000 shares of the Company’s common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock awards, and performance unit/share awards by the Board of Directors for issuance to employees, directors, consultants and key advisors of the Company and its subsidiaries. Pursuant to this approval, no further option grants may be made under the Company’s 2000 Stock Option Plan. Through March 31, 2005, no awards have been granted under the 2004 Incentive Plan.

NOTE 5: LEASES

The following table summarizes information about the Company’s facilities leases:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead	3500 sq ft	$6,125	June 1, 2004	18 months
Aonex	4000 sq ft	$6,009	July 1, 2004	24 months
Insert	7000 sq ft	$10,543	N/A	Month to month
Nanotechnica	8000 sq ft	$14,413	December 27, 2004	25 months

At March 31, 2005, Arrowhead, Aonex, Insert and Nanotechnica had operating leases for copier equipment. The lease expense for the copiers ranges from $267 to $500 per month depending on the functionality of the copiers. There are no other operating leases.

At March 31, 2005, the future minimum commitments remaining under leases are as follows:

12 months ending March 31	Facilities Leases	Equipment Leases
2006	$302,000	$17,000
2007	$169,000	$17,000
2008 & beyond	$0	$11,000

Rent expense for the three month and six month periods ended March 31, 2005 was $70,930 and $169,780 respectively. From inception to date, rent expense has totaled $256,342.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 6: COMMITMENTS AND CONTINGENCIES – SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

Arrowhead Research operates four subsidiaries. The following table summarizes the terms of capital contributions that may be provided by Arrowhead:

Subsidiary	Amount subject to agreements to provide additional capital	Estimated time period for additional capital contributions
Aonex	$3,000,000	1-16 months	(1)
Insert	$3,000,000		(2)
Nanotechnica	$16,000,000	1-9 months	(3)
Calando	$3,750,000	1-10 months	(4)

(1)	The Agreement to Provide Additional Capital between Arrowhead and Aonex provides for capital contributions to Aonex of up to $3,000,000 based on the attainment of certain milestones by Aonex.

(2)	The Agreement to Provide Additional Capital between Arrowhead and Insert calls for future capital contributions of up to $3,000,000 to Insert based on certain FDA approvals, the timing of which are unknown and cannot be estimated.

(3)	The Agreement to Provide Additional Capital between Arrowhead and Nanotechnica was amended on March 9, 2005 to reduce the Second Capital Contribution from $9,000,000 to $4,000,000 and change the Contribution Date to May 9, 2005. Further, the Agreement was amended to change the Third Capital Contribution to $12,000,000 with a Contribution Date of January 6, 2006. See Note 8.

(4)	On February 21, 2005, the Company entered into an Agreement to Provide Additional Capital with Calando Pharmaceuticals, Inc., a subsidiary of the Company. The Agreement calls for the Company to provide capital contributions based upon milestone dates. The first Milestone Date is May 1, 2005 and the Capital contribution is $1,750,000. The second Milestone Date is February 1, 2006 and the Capital Contribution is $2,000,000. See Note 8.

In each case, Arrowhead provided initial capital in exchange for a majority-interest in the subsidiary and the right to appoint a majority of the Board of Directors. Arrowhead may elect to provide additional capital to each subsidiary or to forfeit a specified portion of its interest. The following is a summary of the terms of the capitalization as of March 31, 2005 for each subsidiary:

Subsidiary	Capitalization as of March 31, 2005	Potential Additional Capitalization		% Interest not subject to Forfeiture
Aonex	$2,000,000	$3,000,000	(1)	40%
Insert	$2,000,000	$3,000,000	(2)	38%
Nanotechnica	$4,000,000	$16,000,000	(3)	20%
Calando	$250,000	$3,750,000	(4)	6.25%

(1)	If Aonex meets its milestones and Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. If Aonex fails to meet the agreed to milestones, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital. See Note 8.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

(2)	If Insert obtains certain FDA approvals and Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. If Insert does not obtain those approvals and fails to commence either Phase I or Phase II clinical trials, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.

(3)	Additional capital contributions to Nanotechnica may be made subject to a schedule that has been mutually agreed to by Arrowhead and Nanotechnica. If Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. See Note 8.

(4)	Additional capital contributions to Calando may be made subject to a schedule that has been mutually agreed to by Arrowhead and Calando. If Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. See Note 8.

Sponsored Research Agreements

The terms of three sponsored research agreements between Arrowhead Research and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period covered	Total estimated project cost	Annual Cost		Amount paid as of March 31, 2005	Prepaid Amt as of Mar 31, 2005
Research Tools (Dr. C. Patrick Collier)	Oct. 1, 2003-Sept. 30, 2008 (5 years)	$1,393,806	$280,292	*	$499,112	$131,609

Nanotubes (Dr. Marc Bockrath)	Jan. 1, 2004 -Dec. 31, 2008 (4 years)	$810,000	$162,000		$202,500	$0

Nanofilms (Dr. Harry Atwater)	Jan. 2, 2004 -Dec. 31, 2008 (4 years)	$870,793	$242,640		$303,300	$0

*	On December 7, 2004, the annual estimated cost was increased to $280,292 for the second year and $292,540 for the third through the fifth year.

During the second quarter of FY 2005, the terms of each agreement were amended to allow for quarterly rather than annual funding for these research projects. The terms of the agreements call for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If any of these agreements are extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. Each research agreement is terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation.

As of March 31, 2005, the Company had funded to Caltech a total $1,031,912 for research and development costs under these research agreements. These costs are amortized over the time period of each agreement and consist primarily of technology development and application research. Research expense related to these costs was $168,225 and $335,189 for the three month and six month periods ended March 31, 2005. Prepaid research amounted to $131,609 at March 31, 2005.

Insert made a contribution of $75,000 to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 7. INCOME TAXES

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

For the six month periods ended March 31, 2005 and 2004, the Company had consolidated losses of $893,698 and $381,815 respectively. The losses result in a deferred income tax benefit of approximately $363,712 year to date FY 2005 and $150,817 year to date FY 2004. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 8: SUBSEQUENT EVENTS

On April 1, 2005, Arrowhead provided additional capital of $1,000,000 to Aonex. Subsequent to this contribution, Arrowhead’s interest in Aonex not subject to forfeiture increased to 60% of its total ownership position.

On May 6, 2005, Arrowhead provided additional capital of $1,750,000 to Calando. Subsequent to this contribution, Arrowhead’s interest in Calando not subject to forfeiture increased to 50% of its total ownership position.

Subsequent to March 31, 2005, Arrowhead and Nanotechnica rescheduled the next capital contribution to Nanotechnica from May 9, 2005 to June 9, 2005.

In connection with the formation of the Company and two private placements, the Company issued approximately 13.8 common stock purchase warrants (NASDAQ: ARWRW). Each warrant is exercisable to purchase one share of the Company’s common stock for $1.50 per share. The Warrants are redeemable by the Company so long as the Company’s common stock trades at $3.00 or more for 20 consecutive days ending not more than 15 days before the Notice of Redemption. On May 4, 2005, the Company called the outstanding warrants for redemption on June 15, 2005. Any warrants not exercised by June 14, 2005 will be redeemed by the Company for $0.001 per share. If all of these outstanding warrants are exercised, the Company will have received approximately $21 million in total exercise proceeds. As of March 31, 2005, 1,154,555 warrants had been exercised and $1,731,832 in exercise proceeds had been received. At March 31, 2005, there were 12,683,194 warrants outstanding.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 9: SEGMENT INFORMATION

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

Plan of Operations

On January 12, 2004, the Company, formerly known as InterActive, Inc. consummated a Stock Purchase and Exchange Agreement (the “Share Exchange”) with the shareholders of a private California corporation named Arrowhead Research Corporation. Prior to that agreement, InterActive, Inc. had had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. As a consequence of the change in control on January 12, 2004, the name of the Company was changed to “Arrowhead Research Corporation,” a new Board of Directors was elected, new management was appointed and the Company adopted a new plan of operations which focuses on funding, acquiring and building subsidiaries to commercialize various aspects of nanotechnology, funding nanotechnology research and building a patent portfolio. The Share Exchange has been accounted for as a “reverse acquisition” and the financial statements of the Company are deemed to be those of the California corporation from its inception on May 7, 2003. As a result, the income/losses and the revenue generated by the Company for the three months and six months periods ended March 31, 2005 and 2004 bear no relationship to those generated by InterActive, Inc. before the Share Exchange.

For the three months and six months periods ended March 31, 2004, the Company generated a loss of $175,883 and $381,815 respectively and had no revenue. The Company’s expense related mainly to salary, professional fees and costs associated with the sale of Arrowhead securities to qualified investors in private placements of approximately $390,000 and $471,000 for three months and the six months ended March 31, 2004, respectively. Costs related to funding sponsored research at Caltech were approximately $142,000 for the three months ended March 31, 2004 and $202,000 for the six months ended March 31, 2004. The year to date loss was offset by an unrealized gain of $307,000 on marketable securities which the Company received as payment for Arrowhead stock.

For the three months and six months periods ended March 31, 2005, the Company generated net income of approximately $643,000 and a net loss of $894,000, respectively and had revenues of approximately $78,000 and $207,000, respectively. As of March 31, 2005, the Company had working capital of approximately $9.1 million. The income during the quarter ended March 31, 2005 relates to a gain on the sale of a portion of Arrowhead’s interest in Insert offset by expenses related to continuing the process of commercializing nanotechnology and the

+overall operation of the Company. The loss during the six month period ended March 31, 2005 is related to continuing the process of commercializing nanotechnology and overall operation of the Company. The revenue was related to grants, which had been awarded to Insert prior to its acquisition by Arrowhead. These grants continue into FY 2005, but there can be no assurance that subsequent grants will be forthcoming. The Company does not expect any product sales or licensing revenue in FY 2005. Therefore, losses can be expected to increase before any substantial revenue is generated.

In the second quarter of FY 2005, the Company sold a small portion of its interest in Insert Therapeutics for $2.64 million to generate working capital and meet the Company’s commitments to its subsidiaries. The Company sold 2.64 million shares of Insert Series C Preferred stock, representing less than 10% of its total ownership position in Insert. This sale generated a net gain of $2.3 million and resulted in net income of $643,000 for the 2nd quarter of FY 2005. The Company expects to make such sales from time to time as part of its ongoing strategy for profitability and risk management. There can be no assurance such opportunities will be available on favorable terms, if at all.

On May 4, 2005 the Company called its outstanding common stock purchase warrants for redemption on June 15, 2005. If all the warrants are exercised, the Company will have received $21 million in total exercise proceeds. In addition, to partially offset operating losses, the Company is pursuing other means of funding such as government grants, contracts and collaborations with third parties. Securing such grants, contracts and collaborations depends on numerous factors and it is possible that this strategy will not be successful.

For three month and six month periods ended March 31, 2005, operating expenses were approximately $2.0 million and $38% million, respectively. For three month and six month periods ended March 31, 2005, salary and salary-related expenses were 35.9% and 35% of total operating expenses, respectively. The Company and its subsidiaries continue to hire management, scientific talent and administrative staff to manage operations and continue toward product commercialization. The Company expects labor and labor related expenses to continue to be the major expense for the Company in FY 2005. General and administrative expenses were 28% and 27% of operating expenses for the three months and six months ended March 31, 2005. The major costs in this category were for legal and audit expenses related to SEC filings, legal expenses related to intellectual property including patent filings, audit services and stockholder administration. Research and Development (R&D) expenses were 23% of operating expenses for the second quarter and 28% year to date. Sponsored Research expense for projects at the California Institute of Technology continue at about $166,500 per quarter totaling approximately $333,000 for the six months ended March 31, 2005. Development expenses were approximately $305,000 for the second quarter verses approximately $490,000 for the first quarter of FY 2005. The decrease in the second quarter relates to timing of purchases for development rather than any reduction in effort. Development expenses related to commercialization of products are expected to increase in the second half of the fiscal year. Consulting expenses for three month and six month periods ended March 31, 2005, were 11.8% and 10.0% of total costs and related mainly to public relations for Arrowhead, and continued technical and computer services related to start up activities at the subsidiaries. The increase in the second quarter was due mainly increased expenditures for public relations for Arrowhead and technical and computer services related to improvements of existing computer systems and development facilities.

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

Financial Resources

Since inception, the Company has had two private placements in which it raised a total of $12,101,207. On March 31, 2005, the Company sold 2,640,000 shares of Series C Preferred Stock in Insert Therapeutics, Inc. to qualified investors for $1.00 per share for total proceeds of $2,640,000.

At March 31, 2005, the Company and subsidiaries had $9.3 million in cash and cash equivalents and $151,000 in marketable securities. The Company’s cash requirements for the remainder of FY 2005 depend primarily on whether or not the Company agrees to finance additional research, or establishes one or more new subsidiaries. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, on May 4, 2005, the Company called outstanding warrants for redemption on June 15, 2005. If all the warrants are exercised, the Company will have received approximately $21 million in exercise proceeds. The cash on hand at March 31, 2005 plus the cash generated if all the warrants are exercised would be enough to meet all current commitments to existing subsidiaries and to fund corporate operations for the next year.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

On March 23, 2005, Arrowhead issued 502,260 shares of Common Stock in exchange for $7,375,000 shares of Insert Therapeutics common stock from minority shareholders of Insert. The Arrowhead shares were valued at $2,000,000. On March 23, 2005, Arrowhead issued 12,500 shares of unregistered common stock with a value of $50,000 to a consultant in return for professional services to be preformed over the next year.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting on January 20, 2005. The following matters were submitted to a vote of the stockholders of record as of December 14, 2004 through a solicitation of proxies and the results are shown below:

1.	Election of four directors.

	Number of Shares For	Percent of Shares Voting	Number of Shares Withheld	Percent of Shares Voting
R. Bruce Stewart	9,775,217	>99%	590	<1%
Edward W. Frykman	9,775,217	>99%	590	<1%
LeRoy R. Rahn	9,775,217	>99%	590	<1%
Charles P. McKenney	9,775,217	>99%	590	<1%

2.	Approval of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of stock of the Company from 60 million to 75 million.

	Shares	Percent Of Shares Voting
Votes For	7,845,311	>99%
Votes Against	51,832	<1%
Votes Abstaining	326	<1%
Broker Non-Votes	1,878,338

3.	Approval of the Company’s 2004 Equity Incentive Plan.

	Shares	Percent Of Shares Voting
Votes For	7,494,682	>94%
Votes Against	352,019	<5%
Votes Abstaining	50,768	<1%
Broker Non-Votes	1,878,338

4.	Approval of the appointment of Rose, Snyder & Jacobs as the independent public auditors of Arrowhead Research Corporation for the fiscal year ended September 30, 2005:

	Shares	Percent Of Shares Voting
Votes For	9,775,306	>99%
Votes Against	190	<1%
Votes Abstaining	11	<1%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits.

Exhibit Number		Document Description
3.1		Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2		Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3		Bylaws (1)

3.4		Certificate of Amendment of Certificate of Incorporation dated January 25, 2005 effecting an increase in the authorized stock of the Company to 75,000,000 shares. (11)

4.1		Registration Rights Agreement dated January 12, 2004 (3)

4.2		Standstill and Registration Rights Agreement dated January 12, 2004 (3)

4.3		Form of Warrant to Purchase Common Stock (4)

10.1		Research Agreement with California Institute of Technology regarding the research of C. Patrick Collier (5)

10.2		Research Agreement with California Institute of Technology regarding the research of Marc Bockrath (5)

10.3		Research Agreement between California Institute of Technology pertaining to research in Harry Atwater’s laboratory (6)

10.4		Letter Agreement among the Company, California Institute of Technology and Harry Atwater pertaining to the formation of Aonex Technologies, Inc. (fka Aonexx Corporation) (6)

10.5		Letter Agreement among the Company, California Institute of Technology and Michael Roukes pertaining to the formation of Nanotechnica (fka Nanokinetics) (6)

10.6		Series B Stock Purchase Agreement pertaining to acquisition of majority interest in Insert Therapeutics, Inc. (6)

10.7		Consulting Agreement between Insert Therapeutics and Dr. Mark Davis (7)

10.8		Consulting Agreement between Insert Therapeutics and Neologix, Inc. (7)

10.9		Amendment No. 1 to Agreement to Provide Additional Capital between Arrowhead and Insert Therapeutics, Inc. (7)

10.10		Consulting Agreement between Aonex Technologies, Inc. (fka Aonexx Corporation) and Dr. Harry Atwater (7)

10.11		Agreement to Provide Additional Capital between Arrowhead Research and Aonex Technologies, Inc. (7)

10.12	**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (8)

10.13	**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan. (9)

10.14	**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (10)

10.15		Series A Stock Purchase Agreement pertaining to acquisition of majority interest in Nanotechnica, Inc. (10)

10.16		Agreement to Provide Additional Capital between Arrowhead Research and Nanotechnica, Inc. (10)

10.17		Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. (12)

10.18		Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals (12)

10.19		Amendment No. 1 to the Agreement to Provide Additional Capital between Arrowhead Research and Nanotechnica, Inc. (13)

21

Subsidiaries of the Registrant.

•      Aonex Technologies, Inc., a California corporation

•      Insert Therapeutics, Inc., a Delaware corporation

•      Nanotechnica, Inc., a California corporation

•      Calando Pharmaceuticals, a Delaware corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by Principal Financial Officer*

*	Filed herewith.

**	Indicates compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.

(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.

(3)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2003, filed by registrant on January 13, 2003.

(4)	Incorporated by reference from the Registration Statement on Form 8-A, filed by registrant on February 23, 2004. and its Amendment No. 1 filed on October 12, 2004.

(5)	Incorporated by reference from the Annual Report on Form 10-KSB/A for the year ended September 30, 2003, filed by registrant on July 7, 2004.

(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004, filed by registrant on July 7, 2004.

(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed by registrant on August 16, 2004.

(8)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.

(9)	Incorporated by reference from Annex A to the preliminary Schedule 14C filed by registrant on December 16, 2004.

(10)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2004 filed by registrant on December 16, 2004.

(11)	Incorporated by reference from the Quarterly Report for the quarter ended December 31, 2004 filed by the registrant on February 11, 2005.

(12)	Incorporated by reference from Form 8-K filed by registrant on February 28, 2005.

(13)	Incorporated by reference from Form 8-K filed by registrant on March 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer