Form 10QSB
period 2005-06-30
ARROWHEAD RESEARCH CORP
filed 2005-08-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,984,194 as of August 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and September 30, 2004	3

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2005 and 2004 and from inception through June 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Stockholders Equity for the period from inception to June 30, 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004 and from inception through June 30, 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	16

ITEM 3. CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20

SIGNATURES	21

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2005 and September 30, 2004

	(Unaudited)
	June 30, 2005	September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	25,117,708	8,552,667
Investments at fair market value	66,088	487,887
Grant receivable, net of allowance for doubtful account of $0	86,664	51,835
Other receiviables	4,535	—
Prepaid sponsored research, Note 6.	173,355	364,378
Other prepaid research	9,168	—
Other prepaid expenses	207,370	40,308

TOTAL CURRENT ASSETS	25,664,888	9,497,075

PROPERTY & EQUIPMENT
Computers, office equipment and furniture	386,094	134,869
Research equipment	907,213	694,854
Software	48,369	714
Construction in progress	—	126,438
Leasehold improvement	324,690	—

	1,666,366	956,875
Less: Accumulated depreciation & amortization	(430,085)	(74,829)

NET PROPERTY & EQUIPMENT	1,236,281	882,046

OTHER ASSETS
Restricted cash	—	50,773
Rent deposit	101,679	24,618
Patents, Note 1.	68,088	1,062,266
Goodwill	3,636,039	399,000

TOTAL OTHER ASSETS	3,805,806	1,536,657

TOTAL ASSETS	$30,706,975	$11,915,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	342,534	540,739
Accrued expenses	329,120	81,911
Payroll liabilities	177,309	67,048
Deferred Revenue	143,750	—

TOTAL CURRENT LIABILITIES	992,713	689,698

Minority interests	1,257,601	1,777,699
Commitment and contingencies, Note 6.

SHAREHOLDERS’ EQUITY, Note 4.
Common Stock	27,997	13,643
Preferred Stock	—	—
Deferred compensation	(690,118)	(194,126)
Additional paid-in capital	35,640,985	12,221,044
Accumulated deficit during the development stage	(6,522,203)	(2,592,180)

TOTAL SHAREHOLDERS’ EQUITY	28,456,661	9,448,381
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,706,975	$11,915,778

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	3 Months ended June 30, 2005	3 Months ended June 30, 2004	Nine months ended June 30, 2005	Nine months ended June 30, 2004	Period from May 7, 2003 (Date of inception) to June 30, 2005
REVENUE	$173,304	$37,200	380,408	$37,200	$576,714

OPERATING EXPENSES
Salaries	988,180	150,702	2,469,820	190,702	3,121,316
Consulting	198,782	70,714	607,489	129,189	1,262,982
General & administrative expenses	939,222	179,563	2,070,307	553,458	3,026,221
Research & development	1,403,016	232,235	2,534,534	434,645	3,331,264

TOTAL OPERATING EXPENSES	3,529,200	633,214	7,682,150	1,307,994	10,741,783

OPERATING LOSS	(3,355,896)	(596,014)	(7,301,742)	(1,270,794)	(10,165,069)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	2,292,800	—	2,292,800
Loss on disposition of building & equipment	—	—	—	(23,331)	—
Realized & unrealized gain (loss) in marketable securities	(6,685)	(96,556)	67,969	211,072	55,856
Interest income	11,596	8,039	47,392	16,707	80,529
Other income	—	—	3,221	—	3,221
Minority interests	329,054	46,342	1,010,813	46,342	1,262,536
Patents - amortization	(14,394)	—	(50,476)	—	(50,476)

TOTAL OTHER INCOME (EXPENSES)	319,571	(42,175)	3,371,719	250,790	3,644,466

Provision for income taxes	—	—	—	—	1,600

NET INCOME (LOSS)	(3,036,325)	(638,189)	(3,930,023)	(1,020,004)	(6,522,203)

Net income (loss) per share, undiluted	(0.16)	(0.05)	(0.25)	(0.10)

Weighted average shares outstanding, undiluted	18,760,122	13,585,986	15,605,038	10,129,099

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to June 30, 2005

(unaudited)

Common Stock

	Shares	Amount	Additional Paid-in- Capital	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	6,000
Issuance of stock options	—	—	336,698	(336,698)	—	—
Amortization of deferred compensation expense	—	—	—	142,572	—	142,572
Net loss for the year ended September 30, 2004	—	—	—	—	(2,496,942)	(2,496,942)

Balance at September 30, 2004	13,631,546	$13,645	$12,221,042	$(194,126)	$(2,592,180)	$9,448,381
				—	—	—
Exercise of warrants @ $1.50 per share	176,033	176	263,874	—	—	264,050
Issuance of stock options	—	—	187,190	(187,190)	—	—
Amortization of deferred compensation expense	—	—	—	47,515	—	47,515
Net loss for the 1st quarter ended December 31, 2004	—	—	—	—	(1,536,459)	(1,536,459)

Balance at December 31, 2004	13,807,579	13,821	12,672,106	(333,801)	(4,128,639)	8,223,487
Exercise of warrants @ $1.50 per share	978,522	978	1,466,804	—	—	1,467,782
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498			2,000,000
Common stock issued for services	12,500	12	49,988			50,000
Amortization of deferred compensation expense	—	—	—	71,170	—	71,170
Net loss for the 2nd quarter ended March 31, 2005	—	—	—	—	642,761	642,761
Change in ownership resulting from stock grant in subsidiary			(37,572)			(37,572)
						—

Balance at March 31, 2005	15,325,861	15,338	16,175,799	(262,631)	(3,485,878)	12,442,628

Exercise of warrants @ $1.50 per share	12,658,333	12,659	18,974,844	—	—	18,987,503
Issuance of stock options	—	—	490,342	(490,342)	—	—
Amortization of deferred compensation expense	—	—	—	62,855	—	62,855
Net loss for the 3rd quarter ended June 30, 2005	—	—	—	—	(3,036,325)	(3,036,325)
						—

Balance at June 30, 2005	27,984,194	27,997	35,640,985	(690,118)	(6,522,203)	28,456,661

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2005 and 2004 and from inception through June 30, 2005

(unaudited)

	Nine months ended June 30, 2005	Nine months ended June 30, 2004	Period from May 7, 2003 (Date of inception) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,930,024)	$(1,020,004)	$(6,522,204)
Loss on disposal of assets	—	23,331	—
Unrealized (gain) loss on investment	(67,969)	(211,072)	(55,856)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	50,000	60,000	50,000
Compensation expense related to stock option issuance	181,540	—	324,112
Depreciation & amortization	405,907	2,244	480,737
Gain on sale of stock in subsidiary	(2,292,800)		(2,292,800)
Minority interests	(1,010,814)	(46,342)	(1,262,537)
Decrease/increase in:			—
Receivables	(39,364)	(37,720)	(91,199)
Prepaid research expense	181,855	—	(182,523)
Other prepaid expenses	(167,061)	(202,255)	(207,369)
Restricted cash	50,773	—	50,773
Deposits	(77,061)	—	(91,721)
Accounts payable	(299,828)	(255,242)	41,020
Accrued expenses	247,209	46,352	287,431
Deferred revenue	143,750	—	143,750
Other liabilities	110,261	26,283	179,998
			—

NET CASH USED IN OPERATING ACTIVITIES	(6,513,626)	(1,614,425)	(8,985,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(709,492)	(221,597)	(1,377,072)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	(1,000,000)	(2,000,000)	(3,000,000)
Cash paid for interest in Insert	(1,000,000)	(1,000,000)	(2,000,000)
Cash paid for interest in Calando	(2,000,000)	—	(2,000,000)
Cash paid for interest in NanoPolaris	(1,000)		(1,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	1,000,000	2,001,250	3,001,250
Cash obtained from interest in Insert	1,000,000	1,304,259	2,304,594
Cash obtained from interest in Calando	2,000,000	—	2,000,000
Cash obtained from interest in NanoPolaris	1,000	—	1,000
Proceeds from sale of stock in subsidiary	2,640,000	—	2,640,000
Proceeds from sale of investments	489,768	—	489,768
Payment for patents	(48,373)	—	(48,373)

NET CASH USED IN INVESTING ACTIVITIES	2,371,903	83,912	2,010,167

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock & warrants, net	20,706,764	10,014,707	32,093,179

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,706,764	10,014,707	32,093,179

NET INCREASE (DECREASE) IN CASH	16,565,041	8,484,194	25,117,708

CASH AT BEGINNING OF PERIOD	8,552,667	1,355,289	—

CASH AT END OF PERIOD	$25,117,708	$9,839,483	$25,117,708

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$2,400	$800	$4,000

SUPPLEMENT NON CASH TRANSACTIONS

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutic, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $ 2,000,000. based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the closing.

The accompanying notes are an integral part of these financial statements.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation (“Arrowhead,” and, together with its subsidiaries, the “Company”) is a diversified nanotechnology company structured to commercialize products expected to significantly impact a variety of industries, including materials, electronics, life sciences, and energy.

There are three strategic components to Arrowhead’s business model:

•	Outsourced R&D Program: Arrowhead identifies patented or patent-pending technologies at universities or government labs and funds additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions provides Arrowhead with a highly cost-effective development pipeline. Currently, Arrowhead is supporting efforts in stem cell technology, nanomaterials, nanoelectronics, and nanobiotools at the California Institute of Technology and Stanford University.

•	Commercialization Program: After prototypes have been sufficiently developed in the laboratories, Arrowhead forms or acquires majority-owned subsidiaries to commercialize the technology and provides the subsidiaries with strategic, managerial, and operational support. By doing so, each research team is able to maintain focus on specific technologies and each management team may focus on specific markets, increasing the likelihood of successful technological development and commercialization. At present, Arrowhead owns majority interest in subsidiaries commercializing diverse technologies, including anti-cancer drugs, RNAi therapeutics, and compound semiconductor materials.

•	The Patent Toolbox: Arrowhead has acquired or exclusively licensed patents and patent applications covering a broad range of nanotechnology. The Company is actively adding to this intellectual property portfolio.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company has had no revenue from product sales since its inception.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-QSB for the quarter ended June 30, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, filed with the SEC on December 16, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 2005 are not necessarily indicative of the results that might be expected for the year ending September 30, 2005.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”), NanoPolaris, Inc. (“NanoPolaris”), and Nanotechnica, Inc. (“Nanotechnica,” which the majority of its shareholders voted to dissolve on June 3, 2005). All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the condensed consolidated statement of operations and the balance sheets.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, patents, goodwill and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

Cash and Cash Equivalents - For purposes relating to the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains a checking account for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has a portion of its excess cash in two “Diversifier Accounts” at the same financial institution. The “Diversifier Accounts” invest in other bank issued CD’s in amounts of $100,000, each of which are fully insured by FDIC. The Company has a Wealth Management Account at the same financial institution which invests in higher yield money market accounts and in government securities. At June 30, 2005, the Company had no investments in government securities. The Company maintains one money market account at a brokerage firm. This account is not insured by the FDIC. At June 30, 2005, the Company had uninsured cash deposits totaling $19,053,686. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Marketable Securities - The Company holds certain securities investments, reflected on the Company’s balance sheet as “Investments at fair market value,” consisting of corporate stocks held principally for the purpose of selling in the near term. The investments are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period reflected in the statement of operations.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the life of the lease.

Intellectual Property - At June 30, 2005, intellectual property consists of patents (acquired through Nanotechnica and Insert) and patent applications (original cost $48,373) acquired in FY 2005. The patents are being amortized over their remaining statutory terms, which vary from twelve to twenty years. All but two of the issued patents were licensed to Nanotechnica. Thirty-two patents were transferred from Nanotechnica to Arrowhead. The purchased patent applications will be amortized over three years beginning on July 1, 2005. The amortization period is based upon the fact that the patents have not been issued and management believes that the application will either be accepted or denied within three years. (See Note 3)

Goodwill - Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded. Additional goodwill of $1,040,000 was recorded in the three month period ended June 30, 2005 to account for the contribution of additional capital to Aonex and Calando. Goodwill at June 30, 2005 consisted of $2,073,289 for Insert, $599,000 for Aonex and $963,000 for Calando.

Revenue Recognition - Insert was awarded a grant of $236,441 for the period from July 2003 through June 2004 and $244,780 for the period from July 2004 through June 2005 and a second grant of $292,940 for the period from April 2004 through March 2005 and $300,000 for the period from April 2005 through March 2006. These grants are recognized as revenue as the funds are expended in accordance with the terms of the grant. In the three month and nine month periods ended June 30, 2005, Insert recognized $167,054 and $374,158, respectively, in revenue applicable to these grants. Since its acquisition by Arrowhead on June 4, 2004, Insert has recognized $570,464 in revenue from these grants through June 30, 2005. Calando signed a one year license agreement on June 20 2005 with an upfront license fee of $150,000. The revenue applicable to the license is being amortized over 12 months. Calando recognized $6,250 in license revenue in June 2005. As a result, the Company had $143,750 in deferred revenue at June 30, 2005.

Research and Development - Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2,”Accounting for Research and Development Costs.”

Earnings (Loss) per Share - Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

primarily consist of stock options issued to employees and consultants of the Company. For the three month and nine month period ended June 30, 2005, their effect is anti-dilutive.

Stock-Based Compensation - Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Option Plan, 1,959,000 shares of Arrowhead’s common stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Incentive Plan reserves 3,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan. During the quarter ended June 30, 2005, 1,020,000 options were granted under the 2004 Equity Incentive Plan.

Arrowhead accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (APB 25), and has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure.”

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	445,000	1.92
Canceled	—	—
Exercised	—	—

Balance at December 31, 2004	1,984,000	1.21
Granted	—	—
Canceled	—	—
Exercised	(25,000)	1.00

Balance at March 31, 2005	1,959,000	1.21
Granted	1,020,000	2.56
Canceled	—	—
Exercised	—	—

Balance at June 30, 2005	2,979,000	1.67

Exercisable at June 30, 2005	634,500

Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 - 2.88	2,979,000	9.2	$1.67

At June 30, 2005, there were 1,980,000 options available for future grants under the 2004 Equity Incentive Plan.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

The fair value of the options granted by Arrowhead during the first quarter of FY 2005 is estimated at $369,862. There were no Arrowhead options granted during the second quarter of FY 2005. The fair value of the options granted during the third quarter of FY 2005 is estimated at $953,405.

The aggregate fair value of options issued by Aonex, Calando, and Insert for FY 2005 is estimated at $11,000.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.5% to 5.25%, and expected life of five years. The weighted-average fair value of options granted for the nine months ended June 30, 2005 was estimated at $0.90 and the weighted-average exercise price was estimated at $2.37.

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

The Company has adopted the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for stock options granted to employees and to non-employees. The expense booked in relationship to options granted to employees and non-employees during the three-month and nine month period ended June 30, 2005 was $62,855 and $180,672, respectively.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company’s loss would have been increased by $102,240 and the loss per share would have increased by less than one cent per share for the nine months ended June 30, 2005.

	YTD 2005	YTD 2004
Net Loss as reported	(3,930,023)	(1,020,004)

Add: Stock-based compensation expense included in reported net loss	181,540	—

Deduct: Total stock-based compensation expense determined under Fair value based method for all awards	(283,780)	(36,166)

Pro forma	(4,032,263)	(1,056,170)

Basic and Diluted Loss per share

As reported	($0.25)	(0.10)

Pro forma	($0.26)	(0.10)

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the three month and nine month periods ended June 30, 2005 include the accounts of Arrowhead and its subsidiaries, Aonex, Calando, Insert, NanoPolaris, and Nanotechnica (which a majority of its shareholders voted to dissolve on June 3, 2005). All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

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

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

corporation from its inception on May 7, 2003 and reflect the consolidated assets and operations of the two entities from and after January 12, 2004.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’ Board of Directors. On April 1, 2005, Arrowhead provided additional capital of $1,000,000 to Aonex.

Insert Therapeutics, Inc.

On June 4, 2004, Arrowhead purchased 24,496,553 shares of Series B Preferred Stock of Insert, a Pasadena, California based company. The Series B Preferred Stock allows Arrowhead to elect a majority of Insert’s Board of Directors. On March 29, 2005, Arrowhead exchanged 4,000,000 shares of its Series B Preferred Stock for 4,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock has identical rights, preferences and privileges to the Series B Preferred Stock, except that the Series C Preferred Stock has a liquidation preference senior to Series B Preferred Stock.

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock. The Arrowhead Common Stock was valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on March 23, 2005.

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,292,800.

As of June 30, 2005 Arrowhead owns 68.6% of the outstanding, voting securities of Insert.

The following summarizes pro forma information, assuming the acquisition of Insert had occurred on October 1, 2003:

Nine months ended June 30, 2004
(unaudited)
Revenue	$126,785
Net loss	$(1,649,733)
Loss per share	$(0.16)

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased a majority interest in a newly formed entity, Calando, represented by 4,000,000 shares of Calando’s common stock for $250,000. Calando and Insert have entered into a license agreement giving Calando exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. A Voting Agreement between Arrowhead and certain shareholders in Calando gives the Company the right to designate a majority of Calando’s Board of Directors. Arrowhead owns 52% of the outstanding, voting securities of Calando. On May 6, 2005, Arrowhead provided additional capital of $1,750,000 to Calando.

NanoPolaris, Inc.

On April 4, 2005, Arrowhead founded NanoPolaris as a wholly owned subsidiary of Arrowhead. NanoPolaris seeks to identify and develop strategic opportunities for the commercialization of nanotube-based products.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

Nanotechnica, Inc. - Discontinued Operations

On August 6, 2004 and September 22, 2004, Arrowhead invested a total of $4 million in Nanotechnica to develop technology related to nanotechnology and microfluidics technology exclusively licensed from Caltech. Arrowhead owned 4,000,000 shares of Series A Preferred Stock in Nanotechnica, with such shares having a priority liquidation preference of $4 per share.

On June 3, 2005, a majority of the shareholders of Nanotechnica voted to dissolve the company. As a result of Arrowhead’s liquidation preference as Series A Preferred Stockholders, $2.8 million in cash was transferred to Arrowhead along with $213,000 of the other remaining assets. In accordance with Nanotechnica’s license agreements, Nanotechnica returned two issued patents to Caltech and transferred the remaining patents to Arrowhead. Arrowhead is continuing development efforts related to nanotechnology and microfluidics and reviewing possible market opportunities. Nanotechnica has accrued the liabilities related to the dissolution and Arrowhead has pledged to pay those liabilities. As of June 30, 2005, the liabilities relating to the discontinued operations were $260,000 for one-time expenses related to the dissolution, employee benefits, lease terminations, and other associated activities. Finally, the dissolution of Nanotechnica resulted in a write off of patent cost applicable to Nanotechnica offset by the reduction of the minority interest with a net effect of approximately $100,000.

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

At June 30, 2005, 27,984,194 shares of common stock were outstanding. At June 30, 2005, 1,959,000 shares and 3,000,000 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through June 30, 2005, options to purchase 1,959,000 shares have been granted under the 2000 Stock Option Plan and options to purchase 1,020,000 shares have been granted under the 2004 Incentive Plan.

In connection with the formation of the Company and two private placements, the Company issued approximately 13.8 common stock purchase warrants (NASDAQ: ARWRW). Each warrant was exercisable to purchase one share of the Company’s common stock for $1.50 per share. The Warrants were redeemable by the Company so long as the Company’s common stock traded at $3.00 or more for 20 consecutive days ending not more than 15 days before the Notice of Redemption. On May 4, 2005, the Company called the outstanding warrants for redemption on June 15, 2005. Substantially all of the outstanding warrants were exercised in FY 2005 and the Company received approximately $20.5 million in total exercise proceeds. The warrants not exercised were redeemed by the Company for $0.001 per share.

NOTE 5: LEASES

The following table summarizes information about the Company’s facilities leases:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead	3500 sq ft	$6,300	June 1, 2004	18 months
Aonex	4000 sq ft	$6,810	July 1, 2004	24 months
Calando	2755 sq ft	$4821	May 16, 2005	24 months
Insert	7000 sq ft	$10,543	N/A	Month to month
Nanotechnica	8000 sq ft	$14,413	December 27, 2004	25 months

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

In June 2005, Arrowhead assumed the responsibility for the Nanotechnica lease. The lease is being renegotiated, with Insert expected to lease a portion of the Nanotechnica space and Arrowhead expected to occupy the rest. When Insert moves into the space, Insert’s month to month lease will be terminated.

At June 30, 2005, Arrowhead, Aonex and Insert had operating leases for copier equipment. In connection with the dissolution of Nanotechnica, Arrowhead assumed responsibility for Nanotechnica’s copier equipment lease. The lease expense for the copiers ranges from $267 to $500 per month depending on the functionality of the copiers. There are no other operating leases.

At June 30, 2005, the future minimum commitments remaining under leases are as follows:

Twelve months ending June 30	Facilities Leases	Equipment Leases
2006	$302,000	$20,800
2007	$169,000	$20,800
2008 and beyond	$0	$14,550

Rent expense for the three month and nine month periods ended June 30, 2005 was $127,032 and $296,812 respectively. From inception to date, rent expense has totaled $383,374.

NOTE 6: COMMITMENTS AND CONTINGENCIES – SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of June 30, 2005, Arrowhead had four operating subsidiaries. Arrowhead has agreements to provide additional capital with three of its operating subsidiaries. The following table summarizes the terms of capital contributions that may be provided by Arrowhead:

Subsidiary	Amount subject to agreements to provide additional capital	Estimated time period for additional capital contributions
Aonex	$2,000,000	1-13 months	(1)
Insert	$3,000,000		(2)
Calando	$2,000,000	8 months	(3)

(1)	The Agreement to Provide Additional Capital between Arrowhead and Aonex provides for capital contributions to Aonex of up to $2,000,000 based on the attainment of certain milestones by Aonex.

(2)	The Agreement to Provide Additional Capital between Arrowhead and Insert calls for future capital contributions of up to $3,000,000 to Insert based on certain FDA approvals, the timing of which are unknown and cannot be estimated.

(3)	The Agreement to Provide Additional Capital between Arrowhead and Calando calls for future capital at set dates. The first date was May 1, 2005 and the capital contribution was $1,750,000. The second date is February 1, 2006 and the capital contribution is $2,000,000.

In each case, Arrowhead provided initial capital in exchange for a majority interest in the subsidiary and the right to appoint a majority of the Board of Directors. Arrowhead may elect to provide additional capital to each subsidiary or to forfeit a specified portion of its interest. The following is a summary of the terms of the capitalization as of June 30, 2005 for each subsidiary:

Subsidiary	Capitalization as of June 30, 2005	Potential Additional Capitalization		% Interest not subject to Forfeiture
Aonex	$3,000,000	$2,000,000	(1)	60%
Insert	$2,000,000	$3,000,000	(2)	38%
Calando	$2,000,000	$2,000,000	(3)	25%

(1)	If Aonex meets its milestones and Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. If Aonex fails to meet the agreed to milestones, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

(2)	If Insert obtains certain FDA approvals and Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest. If Insert does not obtain those approvals and fails to commence either Phase I or Phase II clinical trials, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.

(3)	Additional capital contributions to Calando may be made subject to a schedule that has been mutually agreed to by Arrowhead and Calando. If Arrowhead elects not to provide additional capital, Arrowhead would forfeit proportional ownership interest.

Outsourced Research and Development

Sponsored Research Agreements - Caltech

The terms of three sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period covered	Total estimated project cost	Annual Cost	Amount paid as of June 30, 2005	Prepaid Amt as of June 30, 2005
Research Tools (Dr. C. Patrick Collier)	Oct. 1, 2003-Sept. 30, 2008 (5 years)	$1,393,806	$280,292	$596,930	$67,939
Nanoelectronics (Dr. Marc Bockrath)	Jan. 1, 2004-Dec. 31, 2008 (4 years)	$810,000	$162,000	$243,000	$0
Nanofilms * (Dr. Harry Atwater)	Jan. 2, 2004-Dec. 31, 2008 (4 years)	$1,042,405	$377,520	$431,400	$0

*	The annual estimated cost was increased to $377,520 for year two and then reduced to $209,501 for year three and $212,744 for year four.

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

As of June 30, 2005, the Company had funded to Caltech a total $1,271,330 for research and development costs under these research agreements. These costs are amortized over the time period of each agreement and relate to technology development and application research. Research expense related to these costs was $254,761 and $589,950 for the three month and nine month periods ended June 30, 2005, respectively.

In addition, in June 2005, Insert made a contribution of $75,000 to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

Sponsored Research Agreement - Stanford

Arrowhead has exclusively licensed intellectual property from Stanford University for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology. Arrowhead has committed $600,000 to the project with $110,000 to be paid in the 4th quarter FY 05 and the remainder payable quarterly over the following two years.

ARROWHEAD RESEARCH CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

Sponsored Research Agreement - Lucile Packard Children’s Hospital

Arrowhead has also pledged to contribute $100,000 to the Lucile Packard Children’s Hospital to fund a project to identify how new technologies, such as nanotechnology and stem cell technology, that can address existing clinical needs. The pledge will be paid at a rate of $25,000 per quarter from July 1, 2005 through June 30, 2006.

Prepaid Research ($173,356) at June 30, 2005 consisted of $67,939 applicable to Caltech sponsored research and $105,417 applicable to Stanford sponsored research.

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

For the three month and nine month periods ended June 30, 2005 and 2004, the Company had consolidated losses of $3,036,325 and $638,189 and $3,930,023 and $1,020,004 respectively. The losses result in a deferred income tax benefit of approximately $1,552,359 year to date FY 2005 and $553,719 year to date FY 2004. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

Note 8: SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reportable segments are strategic business units that offer different products and services.

Grant and collaborations agreements are not considered to be product or licensing revenue as the Plan of Operations for the Company is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs.

In the third quarter of FY 2005, Arrowhead’s subsidiary, Calando booked the first commercial license agreement totaling $150,000 covering the period June 15, 2005 through June 14, 2006. License fees of $6,250 were booked as revenue in the third quarter. The customer is located in North America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General

For purposes of Management’s Discussion and Analysis and Plan of Operations, “Arrowhead” shall refer to Arrowhead Research Corporation, a Delaware corporation; “Aonex” shall refer to Aonex Technologies, Inc.; “Calando” shall refer to Calando Pharmaceuticals, Inc.; “Insert” shall refer to Insert Therapeutics, Inc.; “NanoPolaris” shall refer to NanoPolaris, Inc.; “Nanotechnica” shall refer to Nanotechnica, Inc. (which its shareholders voted to dissolve on June 3, 2005); the term “subsidiaries” shall refer to Aonex, Calando, Insert, NanoPolaris and Nanotechnica; and the “Company” shall refer to Arrowhead together with its subsidiaries.

Statements contained in this Annual Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the “Risk Factors” contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004 and elsewhere in this Quarterly Report on Form 10-QSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. Accordingly, you should not unduly rely on forward-looking statements.

Plan of Operations

On January 12, 2004, the Company, formerly known as InterActive, Inc., consummated a Stock Purchase and Exchange Agreement (the “Share Exchange”) with the shareholders of a private California corporation named Arrowhead. Prior to that agreement, InterActive, Inc. had had no significant source of revenue for the past several years, leading to sustained operating losses and significant working capital deficiencies. As a consequence of the change in control on January 12, 2004, the name of the Company was changed to “Arrowhead Research Corporation,” a new Board of Directors was elected, new management was appointed and the Company adopted a new plan of operations which focuses on funding, acquiring and building subsidiaries to commercialize various aspects of nanotechnology, funding nanotechnology research and building a patent portfolio. The Share Exchange has been accounted for as a “reverse acquisition” and the financial statements of the Company are deemed to be those of the California corporation from its inception on May 7, 2003. As a result, the income/losses and the revenue generated by the Company for the three months and nine months periods ended June 30, 2005 and 2004 bear no relationship to those generated by InterActive, Inc. before the Share Exchange.

Overall Summary

FY 2004

For the three month and nine month periods ended June 30, 2004, the Company generated a loss of $638,189 and $1,020,004, respectively, and had $37,200 in revenue. For the first six months of FY 2004, the Company had approximately $40,000 in salary expense while in the third quarter of FY 2004, salary expense increased to approximately $150,000. This increase was the result of hiring staff at both the corporate and subsidiary levels to assist in the operation and management of the Company. During the third quarter of FY 2004, Arrowhead started its first operating subsidiary, Aonex and acquired its second operating subsidiary, Insert. Nanotechnica, Arrowhead’s third operating subsidiary was formed in June 2004, began operations in the fourth quarter of FY 2004 and was dissolved on June 3, 2005. General and administrative expenses for the third quarter of FY 2004 were significantly lower than the same expenses for the first six months. The higher expense in the first six months of FY 2004 related to the sale of Arrowhead securities to qualified investors and to the share exchange (discussed in Note 2). The third quarter of FY 2004 did include a full quarter of expenses related to being a public company. Research and development cost increased dramatically in the third quarter of FY 2004 as a result of ongoing sponsored research at Caltech coupled with commercialization expenditures at Aonex and Insert. Finally, the FY 2004 third quarter loss was increased by a $96,000 unrealized loss attributable to marketable securities which the Company received as payment for Arrowhead common stock. The year-to-date loss was reduced by an unrealized gain of $211,000 applicable to those same marketable securities.

FY 2005

For the three month and nine month periods ended June 30, 2005, the Company generated a loss of $3,036,325 and a loss of $3,930,023, respectively, and had revenues of approximately $173,000 and $380,000, respectively. As of June 30, 2005, the

Company had working capital of approximately $24.7 million. Two major areas increased the operating loss in the third quarter relative to the first two quarters. First, the dissolution of Nanotechnica resulted in the Company recognizing approximately $390,000 in losses which would have been offset by minority interest. Second, payment by Insert of almost $500,000 in upfront research and development expenses related to future animal and clinical trials were expensed as they were paid. Further the losses for the three and nine month periods ended June 30, 2005 are a result of the continuing process of commercializing nanotechnology and overall operation of the Company. For the nine months ended June 30, 2005, the loss was reduced by a gain of $2,280,000 on the sale of a portion of Arrowhead’s interest in Insert in the second quarter of FY 2005.

Revenue was primarily related to grants awarded to Insert prior to its acquisition by Arrowhead. These grants continue into FY 2005, but there can be no assurance that subsequent grants will be forthcoming. While the Company does not expect any product revenue in FY 2005, one licensing agreement was completed in June 2005 which generated $6,250 in licensing revenue in the 3rd quarter of FY 2005 and will continue to generate revenue in FY 2005 through June FY 2006. However, losses can be expected to increase before any substantial revenue is generated.

On June 3, 2005, a majority of the shareholders of Nanotechnica voted to dissolve the company. Pursuant to the license agreements between Nanotechnica and Caltech, Nanotechnica returned two issued patents to Caltech and transferred the remaining 32 patents to Arrowhead. Arrowhead intends to pursue a more cost-effective approach to integrating microfluidics with nanoscale devices. Arrowhead will continue to fund a limited scale commercialization project related to this technology. Arrowhead is conducting a market study to determine what products related to this technology show the most promise. Based on the results of the market study, Arrowhead may establish a new subsidiary to continue to commercialization of the technology. With the dissolution of Nanotechnica, the Company’s $16,000,000 agreement to provide additional capital to Nanotechnica terminated.

Operating Expenses

For three month and nine month periods ended June 30, 2005, operating expenses were approximately $3.5 million and $7.7 million, respectively. For three month and nine month periods ended June 30, 2005, salary and salary-related expenses were 28.0% and 32.2% of total operating expenses, respectively. As a percentage of total operating expenses, salary expense was lower in the third quarter compared to year to date due to the higher level of R&D spending. In absolute terms, salary expenses have been increasing at about $100,000 per quarter as Arrowhead and its subsidiaries continue to hire management, scientific talent and administrative staff to manage operations and continue toward product commercialization. The termination of employees related to the close down of Nanotechnica will be offset by the increase in staffing at Calando. Labor and labor related expenses are expected to continue to increase. General and administrative expenses were 26.6% and 26.9% of operating expenses for the three months and nine months ended June 30, 2005. General and administrative expenses in the third quarter of FY 2005 increased in absolute terms as a result of the warrant call, the dissolution of Nanotechnica and increased expenditures related to investor relations as the Company seeks to gain more recognition in the market place. Finally, the Company is incurring expenses related to becoming compliant to the requirements of Sarbanes Oxley. Consulting expenses for three month and nine month periods ended June 30, 2005, were 5.6% and 7.9% of total costs and related mainly to continued technical and computer services, director and advisory Board fees, and compensation related to the issuance of options to consultants. Operating expenses are expected to continue to increase. The dissolution of Nanotechnica will reduce expenditures, but this reduction will be offset by the ramp up of operations at Calando.

Research and development (R&D) expenses should be viewed in two parts, internal R&D and university or sponsored research. Internal R&D expenses were 30.4% of operating expenses for the third quarter and 23.4% year to date. The third quarter increase was mainly related to expenditures by Insert necessary to prepare for large mammal studies and for clinical trials that are scheduled to begin in late November 2005. Insert had one time payments of approximately $500,000 during the third quarter of FY 2005 for polymer and for services related to these activities. Aonex increased development expenditures as their clean room facility is now fully functional. A majority of the shareholders of Nanotechnica voted to dissolve the company on June 3, 2005 and, accordingly, Nanotechnica has ceased operations. Limited development of the micro fluidics technology is continuing at Arrowhead. Internal R&D costs are expected to increase at Calando as they increase their commercialization efforts related to its RNAi delivery system. Sponsored research expense was approximately $330,000 for the third quarter up from an average of $205,000 for the previous two quarters. Sponsored research is expected to increase as the Company adds more projects and/or expands the scope of work covered by in existing agreements. In addition, Insert made a contribution of $75,000 to Dr. Mark Davis’s lab at Caltech for which Insert receives rights to all intellectual property developed using these funds.

During the third quarter of FY 2005, Arrowhead exclusively licensed intellectual property from Stanford University for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology. Arrowhead has committed $600,000 to the project, with $110,000 to be paid in the fourth quarter of FY 2005 and the remainder to be paid quarterly over the following two years. The technology has been developed in the lab of Dr. Nick Melosh in the Materials Science Department at Stanford. The Melosh group is using arrays of nano-reservoirs on a chip to stimulate desired stem cell behavior. Dr. Melosh’s team will conduct further research by collaborating with scientists and doctors at the Stanford Stem Cell Institute and the Lucile Packard Children’s Hospital.

Arrowhead has also pledged to contribute $100,000 to the Lucile Packard Children’s Hospital to fund a project to identify clinical needs where nanotechnology can be used to solve operational problems such as stem cell tissue growth. The pledge will be paid at a rate of $25,000 per quarter from July 1, 2005 through June 30, 2006.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology which has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned subsidiaries, which can commercialize the most promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture products developed. The Company has three primary strategies to potentially generate product sales revenue:

•	License the products and processes to a third party for a royalty or other payment. By licensing, the Company would not be required to allocate resources to build a sales or a production infrastructure and could use those resources to develop additional products.

•	Retain the rights to the products and processes, but contract with a third party for production. The Company would then market the finished products. This approach would require either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network, but not require investment in production equipment.

•	Build production capability in order to produce and market the end products. This last approach would likely require the most capital to build the production, sales and distribution infrastructure.

On a case by case basis, the Company will choose the strategy, which in the opinion of management, will generate the highest return for the Company.

In June 2005, Calando entered into the Company’s first commercial licensing deal whereby Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT) for the combination of Calando’s polymeric nucleic acid delivery technology with Benitec’s RNA interference (RNAi)-based therapeutic for hepatitis C virus (HCV). The new technology created by this partnership represents an entirely new therapeutic approach to treating HCV, presently largely incurable. HCV is the most common blood-borne infection and the biggest cause of liver transplants in the United States. Calando received an upfront payment, and will receive milestone payments and royalties on revenue from this HCV therapeutic.

Financial Resources

In the second quarter of FY 2005, the Company sold a small portion of its interest in Insert for $2.64 million to generate working capital and meet Arrowhead’s commitments to its subsidiaries. The Company sold 2.64 million shares of Insert Series C Preferred stock, representing less than 10% of its total ownership position in Insert. This sale generated a net gain of $2.3 million and resulted in net income of $643,000 for the 2nd quarter of FY 2005. The Company expects to make such sales from time to time as part of its ongoing strategy for profitability and risk management. There can be no assurance such opportunities will be available on favorable terms, if at all.

On May 4, 2005, the Company called its outstanding common stock purchase warrants for redemption on June 15, 2005. Substantially all the warrants were exercised in FY 2005 and the Company received approximately $20.5 million in total exercise proceeds. To partially offset operating losses, the Company is pursuing other means of funding such as government grants, contracts and collaborations with third parties. Securing such grants, contracts and collaborations depends on numerous factors and it is possible that this strategy will not be successful. The Company will continue to pursue licensing deals for its technology.

At June 30, 2005, Arrowhead and subsidiaries had approximately $25.1 million in cash and cash equivalents and $66,000 in marketable securities. The Company’s cash requirements for the remainder of FY 2005 depend primarily on whether or not

Arrowhead agrees to finance additional research, or establishes one or more new subsidiaries. The cash on hand at June 30, 2005 allows Arrowhead to meet all current commitments to existing subsidiaries, to fund all current sponsored research projects and to fund corporate operations for the next year.

Patents

As a result of the purchase of Insert and the establishment of Nanotechnica, the Company purchased or licensed approximately 35 issued patents, 34 of which were applicable to Nanotechnica. The Company assigned a value to the patents based upon their expected value to future development and allocated part of the purchase price for Insert and for Nanotechnica as Patents on the balance sheet. In connection with the dissolution of Nanotechnica, two of the 34 patents were returned to Caltech and the remaining 32 were transferred to Arrowhead. Finally, the dissolution of Nanotechnica resulted in a write off of patent cost applicable to Nanotechnica offset by the reduction of the minority interest with a net effect of approximately $100,000.

Off-Balance Sheet Arrangements

The Company has real property and equipment leases. See Note 5 to the condensed consolidated financial statements for a description of the terms of the leases and the financial commitments. The Company has commitments related to sponsored research at two universities. See Note 6 to the Condensed Consolidated Financial Statements for a description of the sponsored research and the related financial commitments.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits.

Exhibit Number		Document Description

3.1		Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2		Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3		Bylaws (1)

3.4		Certificate of Amendment of Certificate of Incorporation dated January 25, 2005 affecting an increase in the authorized stock of the Company to 75,000,000 shares. (3)

10.1	**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (4)

10.2	**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan. (5)

10.3	**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (6)

10.4		Amendment No. 2 to the Agreement to Provide Additional Capital between Arrowhead Research Corporation and Nanotechnica, Inc. (7)

10.5		Certificate of Dissolution of Nanotechnica, Inc. dated June 17, 2005. *

21

Subsidiaries of the Registrant.

•      Aonex Technologies, Inc., a California corporation

•      Insert Therapeutics, Inc., a Delaware corporation

•      Calando Pharmaceuticals, Inc., a Delaware corporation

•      NanoPolaris, Inc., a Delaware corporation

•      Nanotechnica, Inc., a California corporation, was dissolved on June 3, 2005

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1		Section 1350 Certification by Principal Executive Officer*

32.2		Section 1350 Certification by Principal Financial Officer*

*	Filed herewith.

**	Indicates compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.

(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.

(3)	Incorporated by reference from the Quarterly Report for the quarter ended December 31, 2004 filed by the registrant on February 11, 2005.

(4)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.

(5)	Incorporated by reference from Annex A to the preliminary Schedule 14C filed by registrant on December 16, 2004.

(6)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2004 filed by registrant on December 16, 2004.

(7)	Incorporated by reference from Form 8-K filed by registrant on March 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2005

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley Chief Financial Officer