Form 10-Q
period 2005-12-31
ARROWHEAD RESEARCH CORP
filed 2006-02-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,578,194 as of February 9, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2005 (unaudited) and September 30, 2005	1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 and from inception through December 31, 2005 (unaudited)	2

Condensed Consolidated Statements of Stockholders Equity for the period from inception to December 31, 2005 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004 and from inception through December 31, 2005 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

SIGNATURES	22

i

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

Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including those discussed under Item 6. “Management’s Discussion and Analysis—Risk Factors” contained in our Form 10-KSB filed for the year ended September 30, 2005. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC’s regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.arrowheadresearch.com as soon as reasonably practicable after filing such material with the SEC.

ii

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2005 and September 30, 2005

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	19,105,345	22,467,016
Investments at fair market value	—	76,880
Grant receivable, net of allowance for doubtful account of $0	30,000	25,748
Other receivables	6,700	7,700
Prepaid sponsored research, Note 6	75,000	10,000
Other prepaid research	229,167	81,666
Other prepaid expenses	72,469	144,985

TOTAL CURRENT ASSETS	19,518,681	22,813,995
PROPERTY & EQUIPMENT
Computers, office equipment and furniture	400,551	392,164
Research equipment	949,016	860,759
Software	52,023	52,023
Leasehold improvement	324,690	324,690

	1,726,280	1,629,636
Less: Accumulated depreciation & amortization	(700,118)	(551,514)

NET PROPERTY & EQUIPMENT	1,026,162	1,078,122
OTHER ASSETS
Rent deposit	164,049	110,379
Patents, Note 1	3,409,104	3,276,075
Goodwill	1,762,150	1,762,150

TOTAL OTHER ASSETS	5,335,303	5,148,604
TOTAL ASSETS	$25,880,146	$29,040,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	490,892	471,943
Accrued expenses	631,874	264,541
Payroll liabilities	264,986	181,330
Deferred Revenue	68,750	106,250

TOTAL CURRENT LIABILITIES	1,456,502	1,024,064

Minority interests	1,092,753	1,889,190
Commitment and contingencies, Note 6
SHAREHOLDERS’ EQUITY, Note 4
Common Stock	28,016	27,997
Preferred Stock	—	—
Deferred compensation	(3,207,749)	(1,976,353)
Additional paid-in capital	39,126,687	37,554,933
Accumulated deficit during the development stage	(12,616,063)	(9,479,110)

TOTAL SHAREHOLDERS’ EQUITY	23,330,891	26,127,467
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,880,146	$29,040,721

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Quarter ended December 31, 2005	Quarter ended December 31, 2004	Period from May 7, 2003 (Date of inception) to December 31, 2005
REVENUE	$252,500	$129,490	$1,039,489
OPERATING EXPENSES
Salaries	1,366,266	496,168	4,795,117
Consulting	118,478	161,607	1,465,760
General & administrative expenses	1,098,095	491,515	4,729,643
Research & development	1,722,393	647,906	6,312,499

TOTAL OPERATING EXPENSES	4,305,232	1,797,196	17,303,019

OPERATING LOSS	(4,052,732)	(1,677,706)	(16,263,530)
OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	2,292,800
Realized & unrealized gain (loss) in marketable securities	3,266	74,581	69,914
Interest income	176,516	18,606	358,909
Other income	—	230	3,308
Minority interests	796,437	333,021	2,549,158
Patents - amortization	(60,440)	(18,161)	(208,720)

TOTAL OTHER INCOME (EXPENSES)	915,779	408,277	5,065,369

Loss from continuing operations	(3,136,953)	(1,259,429)	(11,198,161)
Loss from operation of discontinued Nanotechnica, Inc.	—	(302,986)	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)	—	—	(73,797)
Provision for income taxes	—	—	(1,600)

NET INCOME (LOSS)	(3,136,953)	(1,562,415)	(12,616,063)

Loss from continuing operations per share, basic and diluted	(0.11)	(0.09)
Loss from discontinued operations	—	(0.02)
Net income (loss) per share, basic and diluted	(0.11)	(0.11)
Weighted average shares outstanding, basic and diluted	27,987,281	13,769,287

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to December 31, 2005

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	6,000
Issuance of stock options	—	—	612,507	(612,507)	—	—
Amortization of deferred compensation expense	—	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—		(2,530,023)	(2,530,023)

Balance at September 30, 2004	13,631,546	$13,645	$12,496,851	$(436,854)	$(2,625,261)	$9,448,381
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	—	50,000
Issuance of stock options	—	—	2,048,012	(2,048,012)	—	—
Amortization of deferred compensation expense	—	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,853,849)	(6,853,849)

Balance at September 30, 2005	27,984,194	27,997	37,554,933	(1,976,353)	(9,479,110)	26,127,467

Exercise of stock options @ $1.00 per share	4,000	4	3,996	—	—	4,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for patent application	15,000	15	57,585	—	—	57,600
Issuance of stock options	—	—	1,510,173	(1,510,173)	—	—
Amortization of deferred compensation expense	—	—	—	278,777	—	278,777
Net loss for the quarter ended December 31, 2005	—	—	—	—	(3,136,953)	(3,136,953)

Balance at December 31, 2005	28,003,194	28,016	39,126,687	(3,207,749)	(12,616,063)	23,330,891

The accompanying notes are an integral part of these financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the three months ended December 31, 2005 and 2004 and from inception through December 31, 2005

	Quarter ended December 31, 2005	Quarter ended December 31, 2004	Period from May 7, 2003 ( Date of inception) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,136,953)	$(1,562,415)	$(12,616,063)
Realized (gain) loss on investment	(3,266)	(74,581)	(69,914)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	—	50,000
Compensation expense related to stock option issuance	278,777	73,471	962,943
Depreciation & amortization	228,474	107,404	947,310
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(796,437)	(333,021)	(2,568,199)
Decrease/increase in:
Receivables	(3,252)	48,253	(36,700)
Prepaid research expense	(212,501)	166,964	(304,168)
Other prepaid expenses	72,516	(18,228)	(72,469)
Restricted cash	—	50,773	—
Deposits	(53,670)	(69,692)	(154,091)
Accounts payable	18,949	(253,833)	291,002
Accrued expenses	372,694	(21,125)	604,132
Deferred revenue	(37,500)	—	68,750
Other liabilities	83,656	(59,987)	267,675

NET CASH USED IN OPERATING ACTIVITIES	(3,188,513)	(1,946,017)	(15,021,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(96,644)	(378,239)	(1,436,985)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(4,000,000)
Cash paid for interest in Insert	—	—	(5,000,000)
Cash paid for interest in Calando	—	—	(2,000,000)
Cash paid for interest in NanoPolaris	—	—	(1,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	4,001,250
Cash obtained from interest in Insert	—	—	5,379,594
Cash obtained from interest in Calando	—	—	2,000,000
Cash obtained from interest in NanoPolaris	—	—	1,000
Proceeds from sale of stock in subsidiary	—	—	2,424,924
Proceeds from sale of investments	80,145	273,493	569,913
Payment for patents	(160,660)	—	(259,033)
Restricted Cash		—	50,773

NET CASH USED IN INVESTING ACTIVITIES	(177,159)	(104,746)	1,730,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock & warrants, net	4,000	264,050	32,134,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	264,050	32,396,856

NET INCREASE (DECREASE) IN CASH	(3,361,671)	(1,786,713)	19,105,345
CASH AT BEGINNING OF PERIOD	22,467,016	8,552,667	—

CASH AT END OF PERIOD	$19,105,345	$6,765,954	$19,105,345

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$7,900	$2,400	$11,100

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Unless otherwise noted, (1) the term “Arrowhead Research” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms “Arrowhead,” the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its subsidiaries, whether conducted through Arrowhead Research or a subsidiary of the company, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation, the shareholders of which Arrowhead Research consummated a stock exchange transaction in January 2004 (the “Share Exchange”), (4) the term “Common Stock” refers to Arrowhead Research’s common stock, (5) the term “Warrant” refers to warrants to purchase Company Common Stock, and the term “stockholder(s)” refers to the holders of Common Stock, Warrants, and any other security convertible into Common Stock.

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

Description of the Business

Arrowhead is a development-stage company and has three strategic components to its business model:

•	Outsourced R&D Program: Arrowhead identifies patented or patent-pending technologies at universities or government labs and funds additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions provides Arrowhead with a cost-effective development pipeline. Currently, Arrowhead is supporting efforts in drug discovery tools, stem cell technology and nanoelectronics at the California Institute of Technology, Stanford University, and Duke University, respectively.

•	Commercialization Program: After prototypes have been sufficiently developed in the laboratories, Arrowhead forms or acquires majority-owned subsidiaries to commercialize the technology and provides the subsidiaries with strategic, managerial and operational support. By doing so, each research team is able to maintain focus on its specific technology and each management team can focus on specific markets, increasing the likelihood of successful technological development and commercialization. At present, Arrowhead owns majority interest in subsidiaries commercializing diverse technologies, including anti-cancer drugs, RNAi therapeutics, compound semiconductor materials and nanotube technology.

•	The Patent Toolbox: Arrowhead has acquired or exclusively licensed patents and patent applications covering a broad range of nanotechnology. The Company actively adds to its intellectual property portfolio.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company has had no revenue from product sales since its inception. The Company has generated some revenue from licensing and grants.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-Q for the quarter ended December 31, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005 filed with the SEC on December 22, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that might be expected for the year ending September 30, 2006.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”) and NanoPolaris, Inc. (“NanoPolaris”). Nanotechnica, Inc. (“Nanotechnica”), which the majority of its shareholders voted to dissolve on June 3, 2005, is included in the results for the quarter ended December 31, 2004 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the condensed consolidated statements of operations and the balance sheets.

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

Cash and Cash Equivalents - For purposes relating to the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has a portion of its excess cash in two “Diversifier Accounts” at the same financial institution. The “Diversifier Accounts” invest in other bank issued CD’s in amounts of $100,000, each of which are fully insured by FDIC. The Company has a Wealth Management Account at the same financial institution which invests in higher yield money market accounts and in government securities. At December 31, 2005, the Company had no investments in government securities. At December 31, 2005, the Company had uninsured cash deposits totaling $11,056,685. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the life of the lease.

Intellectual Property - At December 31, 2005, intellectual property consists of patents and patent applications licensed or purchased ($316,634). The purchased patent applications will be amortized over three years. The additional capital investment in Insert by the Company has been recorded as an increase in the value of the patent held by Insert and the amount ($3,301,190) is being amortized over the life of this patent. As of December 31, 2005, the patent has 155 months until its expiration. The accumulated amortization of patents totaled $208,720 at December 31, 2005. The majority of the Nanotechnica patents were transferred from Nanotechnica to Arrowhead in June 2005 and, consequently, all losses incurred by Nanotechnica are segregated on the Consolidated Statement of Operations as Losses from Discontinued Operations of Nanotechnica, Inc. See Note 3.

Goodwill - Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded. Goodwill at December 31, 2005 consisted of $799,000 for Aonex and $963,150 for Calando.

Revenue Recognition - Calando signed a license agreement with Benitec on June 20, 2005 with an initial upfront license fee of $150,000. The revenue applicable to the license is being amortized over 12 months. The Company recognized $37,500 in license revenue for the quarter ended December 31, 2005. The remainder of $68,750 is reported as deferred revenue at December 31, 2005. In the quarter ended December 31, 2005, Calando was paid $150,000 development fee by Benitec for development work performed on behalf of Benitec. The $150,000 was recognized as revenue in the quarter ended December 31, 2005. Aonex recorded $65,000 in revenue applicable to a Phase I SBIR grant from the US Government.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Research and Development - Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, “Accounting for Research and Development Costs.”

Earnings (Loss) per Share - Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants of the Company. For quarter ended December 31, 2005 and 2004 respectively, their effect is anti-dilutive.

Accounting for Stock-Based Compensation. The Company has adopted the retrospective method of implementing SFAS 123R. Therefore, the financials for the quarter ended December 31, 2004 have been adjusted to reflect the accounting and expensing of the fair value of the stock based awards.

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

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the quarters ended December 31, 2005 and 2004 respectively include the accounts of Arrowhead and its subsidiaries, Aonex, Calando, Insert and NanoPolaris. Nanotechnica (which a majority of its shareholders voted to dissolve on June 3, 2005) is included in the results for the quarter ended December 31, 2004 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead purchased 1,000,000 shares of Series A Preferred Stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’s Board of Directors. Since its initial investment on April 20, 2004, Arrowhead has provided $2,000,000 of additional capital to Aonex.

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

As of December 31, 2005, Arrowhead owns 68.5% of the outstanding, voting securities of Insert. Since its initial investment on June 4, 2004, Arrowhead has provided $4,000,000 of additional capital to Insert.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000. Calando and Insert have entered into a license agreement giving Calando exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. A voting agreement between Arrowhead and certain shareholders in Calando gives the Company the right to designate a majority of Calando’s Board of Directors.

Arrowhead owns 58.2% of the outstanding, voting stock of Calando. Arrowhead has direct ownership of 53.8% of the outstanding, voting stock of Calando and indirectly, through Insert, controls another 6.5% of the outstanding, voting stock.

Since its initial investment on February 22, 2005 through December 31, 2005, Arrowhead has provided $1,750,000 of additional capital to Calando. See Note 11.

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

Nanotechnica, Inc. - Discontinued Operations

In the third quarter of FY 2005, the Company determined that the progress being made by Nanotechnica in commercializing HPLC technology was not progressing satisfactorily and the market potential was uncertain. Therefore on June 3, 2005, a majority of the shareholders of Nanotechnica voted to dissolve the company. As a result of Arrowhead’s liquidation preference as Series A Preferred Stockholders, $2.8 million in cash was remitted to Arrowhead along with $213,000 of the other remaining assets. In accordance with Nanotechnica’s license agreements, Nanotechnica returned two issued patents to Caltech and transferred the remaining patents to Arrowhead. Arrowhead currently has discontinued development efforts related to nanotechnology and microfluidics. The losses incurred by Nanotechnica are segregated on the Consolidated Statement of Operations as Losses from Discontinued Operations of Nanotechnica, Inc. Nanotechnica had no revenue in either FY 2004 or FY 2005.

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

At December 31, 2005, 28,003,194 shares of common stock were outstanding. At December 31, 2005, 1,785,000 shares and 3,000,000 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through December 31, 2005, options to purchase 1,785,000 shares were outstanding under the 2000 Stock Option Plan and options to purchase 2,425,000 shares have been granted under the 2004 Incentive Plan.

In connection with the formation of the Company and two private placements, the Company issued approximately 13.8 million common stock purchase warrants, which were called on May 4, 2005. Substantially all of the

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

outstanding warrants were exercised by June 2005, and the Company received approximately $20.7 million in total exercise proceeds. The warrants not exercised were redeemed by the Company for $0.001 per share.

Subsequent to December 31, 2005, on January 24, 2006, the Company completed a private placement 5,590,000 shares at $3.50 per share. The purchasers also received warrants to purchase 1,397,500 shares at $5.04 per share. See Note 11.

NOTE 5: LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	3,500 sq ft	$6,815	June 1, 2004	21 Months
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
Pasadena (2)	8000 sq ft	$14,413	December 27, 2004	25 Months
New York (3)	130 sq ft	$3,350	September 15, 2005	12 Months
Aonex	4000 sq ft	$6,810	July 1, 2004	24 Months
Calando	2755 sq ft	$4,821	May 16, 2005	24 Months
Insert	7000 sq ft	$10,543	N/A	Month to Month

(1)	Arrowhead leased new corporate office space in Pasadena on October 19, 2005, which it will occupy at the end of February 2006. The lease on the existing corporate office space terminates on February 28, 2006.

(2)	On November 21, 2005, Insert signed a lease to take over 4,354 sq ft of this space as soon as new laboratory space can be completed. The estimated completion date is May 1, 2006.

(3)	In September, Arrowhead opened an office in New York City and has one employee working out of that office. The rent for the first six months is $1,675 per month. For the second six months, the rent is $3,350 per month.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At December 31, 2005, the future minimum commitments by Fiscal Year remaining under leases are as follows:

	Facilities Leases	Equipment Leases
FY 2006	$379,994	$15,599
FY 2007	$459,214	$19,125
FY 2008	$409,421	$7,555
FY 2009	$349,501	$3,461
FY 2010 & Beyond	$381,221	—

Rent expense for the quarters ended December 31, 2005 and 2004 was $129,099 and $70,930 respectively. From inception to date, rent expense has totaled $655,838.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 6: COMMITMENTS AND CONTINGENCIES – SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of December 31, 2005, Arrowhead held a majority of the voting stock of the following four subsidiaries (the “Subsidiaries”):

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

Except for NanoPolaris, which is wholly-owned by Arrowhead, Arrowhead provided capital and retained the option to provide additional capital in exchange for a majority interest in each Subsidiary, as well as the right to appoint a majority of each Subsidiary’s Board of Directors. As of the date of filing of this Form 10-Q, Arrowhead has made all additional capital contributions as agreed, except for $1,000,000 in additional capital that it can provide to Aonex upon the meeting of certain milestones. In the event that Arrowhead does not contribute additional capital to Aonex, Arrowhead will forfeit a specified portion of its interest in lieu of additional future funding.

The following table summarizes the terms and status of these additional capital contributions at December 31, 2005:

Subsidiary	Additional capital commitments to subsidiaries	Estimated time period for additional capital contributions
Aonex Technologies, Inc	$1,000,000	2 months	(1)
Insert Therapeutics, Inc.	$0		(2)
Calando Pharmaceuticals, Inc.	$2,000,000	2 month	(3)

(1)	Under its Agreement to Provide Additional Capital with Aonex, Arrowhead has the right to provide Aonex up to $1,000,000 in additional capital on or before the attainment of certain milestones.

(2)	Arrowhead has made all required capital contributions to Insert.

(3)	On February 2, 2006, Arrowhead contributed $2,000,000 of additional capital to Calando.

If Aonex meets its milestones and Arrowhead elects not to provide additional capital, Arrowhead would forfeit 20% of its interest in Aonex. If Aonex fails to meet the agreed to milestones, Arrowhead would not forfeit ownership interest even if Arrowhead elected not to provide additional capital.

Outsourced Research and Development

Outsourced sponsored research expense for the quarters ended December 31, 2005 and 2004 was $333,635 and $168,225 respectively.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Sponsored Research Agreement - Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Dec. 31, 2005	Prepaid Amt as of Dec. 31, 2005
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu) Dec. 1, 2005-Nov. 30, 2007 (2 years)

	$600,000	$300,000	—	—

The initial payment of $108,974 covering December 2005 through early March 2006 will be paid in February 2006.

Sponsored Research Agreement - California Institute of Technology

The terms of the sponsored research agreement between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Dec. 31, 2005	Prepaid Amt as of Dec. 31, 2005
Drug Discovery & Diagnostics (Dr. C. Patrick Collier) Oct. 1, 2003-Sept. 30, 2008 (5 years)

	$1,393,806	$280,292	$662,456	—

During the second quarter of FY 2005, the terms of the agreement were amended to allow for quarterly rather than annual funding for these research projects. The terms of the agreement call for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If this agreement is extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. The research agreement is terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation.

Sponsored Research Agreement - Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University (“Stanford”) for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology.

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Dec. 31, 2005	Prepaid Amt as of Dec. 31, 2005
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh) July 1, 2005 – June 30, 2007 (2 years)

	$600,000	$300,000	$250,000	$75,000

Sponsored Research Agreement - Lucile Packard Children’s Hospital

Arrowhead has also agreed to contribute $100,000 over the next year to Stanford’s Lucile Packard Children’s Hospital to fund a project to identify how new technologies, such as nanotechnology and stem cell technology, can address existing clinical needs. This amount will be paid at a rate of $25,000 per quarter commencing July 1, 2005 through December 31, 2006.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 7. STOCK OPTIONS

Stock-Based Compensation - Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Option Plan, 1,785,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Incentive Plan reserves 3,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan. On December 8, 2005, the Board of Directors approved, subject to Stockholder approval, an increase from 3,000,000 to 5,000,000 shares in the 2004 Incentive Plan.

Arrowhead accounts for employee stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93

Granted	775,000	3.89
Canceled	—	1.00
Exercised	(4,000)	1.00

Balance at December 31, 2005	4,210,000	2.29

Exercisable at December 31, 2005	1,045,125

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 - $3.90	4,210,000	9.2	$2.29

The Company has applied SFAS 123R on a retrospective basis for FY 2006. Therefore, the loss for the first quarter of FY 2005 has been increased from $47,515 to $73,471 to reflect the amortization of the fair value of options awarded to employees ($25,956) prior to the adoption of SFAS No. 123R. Accumulated deficit at September 30, 2005 has been adjusted by $262,106 to reflect the retrospective application of SFAS 123R. For the first quarter of FY 2006, the applicable expense is $278,777.

The fair value of the options granted by Arrowhead for the quarter ended December 31, 2005 is estimated at $1,510,172.

No options were granted by Aonex, Calando, or Insert for quarter ended December 31, 2005.

The fair value of options granted during the first quarter of FY 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 5.25%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the quarter ended December 31, 2005 was estimated at $1.95 and the weighted-average exercise price was estimated at $3.89.

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

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

For the quarters ended December 31, 2005 and 2004, the Company had consolidated losses of $3,136,953 and $1,562,415 respectively. The losses result in a deferred income tax benefit of approximately $1,239,000 for the quarter ended December 31, 2005 and $617,000 for the quarter ended December 31, 2004, offset by an increase in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 9: SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reportable segments are strategic business units that offer different products and services.

Grant and collaboration agreements are not considered to be product or licensing revenue as the Company’s plan of operations is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs. In the quarter ended June 30, 2005, Calando accrued the first commercial license agreement revenue totaling $150,000 covering the period June 15, 2005 through June 14, 2006. License fees of $37,500 from

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Calando’s commercial license were booked as revenue in the quarter ended December 31, 2005. The customer is located in North America.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in the first quarter of FY 2006 or FY 2005.

NOTE 11. SUBSEQUENT EVENTS

On February 9, 2006, Insert submitted an IND application to the FDA for its first drug candidate, IT-101.

On February 2, 2006, under its Agreement to Provide Additional Capital to Calando, Arrowhead satisfied its final capital commitment to Calando by contributing $2,000,000 to Calando.

On January 11, 2006, the Company signed a definitive agreement to sell 5,590,000 shares of restricted common stock to York Capital Management (“York”), Knott Partners, LP (“Knott”), or their respective affiliates. The closing took place on January 24, 2006 and Arrowhead received net proceeds of approximately $19.6 million. Under the terms of the agreement, York purchased 4,161,429 shares of restricted common stock and Knott purchased 1,428,571 shares of restricted common stock at $3.50 per share. Additionally, the purchasers received, in the aggregate, warrants to purchase an additional 1,397,500 shares of restricted common stock at $5.04 per share, which exercise price was a premium to the market price of the Common Stock at closing, and which warrants become exercisable after six months and one day following closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Arrowhead is a development-stage company and has three strategic components to its business model:

•	Outsourced R&D Program: Arrowhead identifies patented or patent-pending technologies at universities or government labs and funds additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions provides Arrowhead with a cost-effective development pipeline. Currently, Arrowhead is supporting efforts in drug discovery tools, stem cell technology and nanoelectronics at the California Institute of Technology, Stanford University, and Duke University, respectively.

•	Commercialization Program: After prototypes have been sufficiently developed in the laboratories, Arrowhead forms or acquires majority-owned subsidiaries to commercialize the technology and provides the subsidiaries with strategic, managerial and operational support. By doing so, each research team is able to maintain focus on its specific technology and each management team can focus on specific markets, increasing the likelihood of successful technological development and commercialization. At present, Arrowhead owns majority interest in subsidiaries commercializing diverse technologies, including anti-cancer drugs, RNAi therapeutics, compound semiconductor materials and nanotube technology.

•	The Patent Toolbox: Arrowhead has acquired or exclusively licensed patents and patent applications covering a broad range of nanotechnology. The Company actively adds to its intellectual property portfolio.

The Company was founded in May 2003. Since inception, the Company has generated significant losses. Operations have been funded primarily through the sale of common stock. Since inception, the Company’s accumulated deficit is approximately $12.6 million. Revenues have come primarily from grants as the Company has no products ready for sale or licensing. Since inception, the Company has focused on establishing or acquiring operating subsidiaries, sponsoring internal and external research and development, acquiring intellectual property rights, hiring management and technical staff and raising capital. To date, the Company has four majority owned operating Subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”), NanoPolaris, Inc. (“NanoPolaris”).

Aonex’s technology development efforts are directed toward commercializing a method for manufacturing semiconductor nanomaterials.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. Insert’s first drug candidate, IT-101 is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound.

Calando is focused on designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies.

NanoPolaris seeks to generate revenue by licensing intellectual property to customers who will utilize nanotube technology in their products.

The Company has a consolidated loss for the quarters ended December 31, 2005 and 2004 of $3.1 million and $1.5 million, respectively. Operating expenses were $4.3 million for the quarter ended December 31, 2005 compared to $2.1 million for the quarter ended December 31, 2004. Research and development expenses and related R&D compensation expense accounted for to $2.3 million of the operating expenses and G&A expenses and G&A related compensation expenses accounted for $1.9 million. The increase in operating expenses were primarily in four areas. First, staffing has increased as the Company has grown. Second, Insert incurred major expenses in the first quarter of FY 2006 related to preclinical research and preparation for Phase I Clinical Trials. Third, legal expenses were incurred related to patents licensed from Caltech. Fourth, facilities cost increased due to expansion of existing space and establishment of new facilities to meet growth and house new subsidiaries. Revenue was $252,500 for the first quarter of FY 2006 and $129,490 for the first quarter of FY 2005.

For purposes of comparison, the amounts for the three months ended December 31, 2004 in the tables below are as reported or as adjusted for the adoption of SFAS 123R.

Salary & Wage Expenses

(in thousands)

	Three Months Ended Dec 31 2005	% of expense category	Three Months Ended Dec 31 2004	% of expense category	Increase (Decrease)
					$	%
G&A – compensation-related	$515	38%	$221	45%	$294	133%
Stock-based compensation	$275	20%	$33	7%	$242	733%
R&D – compensation-related	$577	42%	$242	49%	$335	138%

Total	$1,367	100%	$496	100%	$871	176%

The increase in G&A related compensation is the result of hiring of a new President for Arrowhead, a Vice President, Investor Relations, a President for Insert/Calando, and additional support staff to service the Company and its Subsidiaries in the areas of Sarbanes-Oxley implementation, human resources and accounts payable. The increase in stock based compensation is related to the issuance of stock options to existing and new employees and expense booked pursuant to the adoption of SFAS 123R which requires expensing of stock-based compensation for all options granted. Finally, the R&D compensation increase is the result of hiring additional technical staff as the Company’s Subsidiaries increase the pace of development. The Company expects that Salaries & Wages will continue to grow during FY 2006 as more people are hired to support development and administration of the Company.

General & Administrative Expenses

(in thousands)

	Three Months Ended Dec 31 2005	% of expense category	Three Months Ended Dec 31 2004	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$242	22%	183	37%	$59	32%
Facilities	$210	19%	85	17%	$125	147%
Patent Expense	$320	29%	—	0%	$320	100%
Travel	$65	6%	55	11%	$10	18%
Business insurance	$60	6%	27	5%	$33	124%
Depreciation	$84	8%	85	17%	$(1)	-2%
Other	$118	11%	57	12%	$61	106%

Total	$1,098	100%	$492	100%	$606	123%

The major increases in non-compensation related general and administrative expenses are the result of new or expanded leases as Subsidiaries are established or expanded. Facilities–related expenses are expected to increase in FY 2006 when the Company moves to larger corporate offices and when Insert moves into new laboratory facilities. The increase in patent expense relates primarily to the accrual of $300,000 of patent expenses paid by

Caltech for patent & patent applications that Insert licenses from Caltech.

Research and Development Expenses

(in thousands)

	Three Months Ended Dec 31, 2005	% of expense category	Three Months Ended Dec 31, 2004	% of expense category	Increase (Decrease)
					$	%
R&D Vendor & Services	$962	56%	$103	16%	$859	834%
Laboratory Supplies & Services	$266	15%	$173	27%	$93	54%
Sponsored Research	$334	19%	$167	26%	$167	100%
Depreciation-R&D-related	$65	4%	$55	8%	$10	18%
Other research expenses	$96	6%	$149	23%	$(53)	-36%

Total	$1,722	100%	$647	100%	$1,075	166%

Insert is in the preclinical phase of development of its drug delivery system. Insert submitted an IND with the FDA on February 9, 2006 and pending FDA approval expects to begin Phase I clinical trails in the second quarter of calendar 2006. In preparation for the clinical trials, Insert was required to purchase in advance the supply of its drug candidate, IT-101, necessary to complete all three phases of clinical trials. It is the company’s policy to expense the cost of the supplies when received. Therefore in Q1 FY 2006, approximately $900,000 of supplies was expensed. In addition, Insert completed the large mammal studies required as part of the IND process and those expenses were the primary cause of the increase in laboratory services. While a purchase of supplies of this magnitude is not a normal quarterly expense, the continued development of new products in Insert, Calando and Aonex will result in increased R&D expenses in the future.

The Company continues to sponsor research at Caltech, Duke and Stanford. The number of research projects can fluctuate from time to time as the Company adds or terminates projects. The increase in sponsored research expense in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004 is in large part due to the expense of the Duke and the Stanford projects, each of which are $300,000 each over two years and neither were in place in FY 2005.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology which is being or has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned subsidiaries, which can commercialize the most promising technologies developed from sponsored research and other sources. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture products developed. The Company has three primary strategies to potentially generate product sales revenue:

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

The Company seeks and has been awarded grants from private and public entities. While the ultimate goal of the Company is to generate revenue through the sale of products and/or the licensing of technology, the Company does record revenue from grants and from development fees. Revenue from grants and development fees are considered to be reimbursements for efforts performed on behalf of third parties and not part of the Company’s primary strategy to generate revenue.

In June 2005, Calando entered into the Company’s first commercial licensing deal whereby Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT) for the combination of Calando’s polymeric RNA interference (“RNAi”) delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus (“HCV”). Under this license agreement, Calando received an upfront payment of $150,000, which has been amortized over 12 months. Calando could also receive additional license fee in the following years, milestone development payments, and future royalties on revenue from the HCV therapeutic. For the quarter ended December 31, 2005, the Company recognized $37,750 in revenue applicable to this agreement. The Company is actively pursuing other license deals.

The $252,500 in revenue generated in the quarter ended December 31, 2005 was primarily related to development fees paid to Calando by Benitec ($150,000) and $65,000 related to an SBIR grant to Aonex. Grants and development fees continue into FY 2006, but there can be no assurance that subsequent grants will be forthcoming.

The Company does not expect any product sales in FY 2006. Therefore, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as government grants, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control, and therefore it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of December 31, 2005, the Company’s accumulated deficit including minority interest of $12.6 million. As of December 31, 2005, the Company had $19.1 million in cash compared to $7.1 million in cash and marketable securities at December 31, 2004. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through FY 2006 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its subsidiaries will continue to add staff, property, and equipment during FY 2006. In addition, the Company will continue to invest in new sponsored research projects and new business opportunities. At December 31, 2005, the Company had commitments to provide additional funding to Aonex ($1 million) and to Calando ($2 million). The Company believes that the cash on hand at December 31, 2005 is sufficient to meet all existing obligations and fund existing operations beyond the end of FY 2006.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of December 31, 2005, the Company had raised approximately $32 million through the sale of Common Stock and the exercise of Warrants. New business opportunities may require additional cash resources. Therefore, subsequent to December 31, 2005, the Company raised an additional $19.6 million through the sale of 5,590,000 shares of restricted common stock to York Capital Management, Knott Partners LLP, and their affiliates. This private placement included warrants to purchase an additional 1,397,500 shares of Common Stock at an exercise price of $5.04 per share. After giving effect to their purchase of Common Stock, York (and its affiliates) and Knott (and its affiliates) each hold more than 10% of the Company’s Common Stock. Accordingly, sales of our Common Stock by York or Knott could adversely and unpredictably affect our stock price. Additionally, the price of our Common Stock could be affected even by the potential for sales by these stockholders.

In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and U.S. government grants.

Except for copy machines, the Company does not lease any equipment and purchases all of its required capital assets. Where possible, when leasing facility space, the Company attempts to have all improvements paid for by the landlord and included in the lease cost. The company has been successful to date in carrying out this strategy but may not be able to do so in all cases going forward.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements or relationships.

Contractual Obligations and Commitments

All major contractual commitments are disclosed in the Notes to the Financial Statements. At December 31, 2005, the major contractual commitments constituted providing additional capital to Aonex ($1 million) and to Calando ($2 million). The other major commitments are related to facilities leases. On February 2, 2006, Arrowhead provided $2 million to Calando, and, therefore, Aonex is the only material contractual commitment as of the filing of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We invest our excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 3a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time period prescribed by the Securities and Exchange Commission. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal controls financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, these controls subsequent to the date this evaluation was carried out.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description

3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005. (3)

3.4	Bylaws (1)

4.1	Form of Registration Rights Agreement dated January 24, 2006 (4).

4.2	Form of Warrant to Purchase Common Stock issued January 24, 2006 (4)

10.1	Research Agreement with California Institute of Technology regarding the research of C. Patrick Collier (5)

10.2	Research Agreement with California Institute of Technology regarding the research of Marc Bockrath (terminated by notice issued October 3, 2005, effective December 2, 2005) (5)

10.3	Research Agreement between California Institute of Technology pertaining to research in Harry Atwater’s laboratory (terminated by notice issued October 3, 2005, effective December 2, 2005) (6)

10.4	Letter Agreement among the Company, California Institute of Technology and Harry Atwater pertaining to the formation of Aonex Technologies, Inc. (fka Aonex Corporation) (6)

10.5	Letter Agreement among the Company, California Institute of Technology and Michael Roukes pertaining to the formation of Nanotechnica (fka Nanokinetics) (6)

10.6	Series B Stock Purchase Agreement pertaining to acquisition of majority interest in Insert Therapeutics, Inc. (6)

10.7	Consulting Agreement between Insert Therapeutics and Dr. Mark Davis (7)

10.8	Consulting Agreement between Insert Therapeutics and Neologix, Inc. (7)

10.9	Amendment No. 1 to Agreement to Provide Additional Capital between Arrowhead and Insert Therapeutics, Inc. (7)

10.10	Consulting Agreement between Aonex Technologies, Inc. (fka Aonexx Corporation) and Dr. Harry Atwater (7)

10.11	Agreement to Provide Additional Capital between Arrowhead Research and Aonex Technologies, Inc. (7)

10.12**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (8)

10.13**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan. (9)

10.14**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (10)

10.15	Series A Stock Purchase Agreement pertaining to acquisition of majority interest in Nanotechnica, Inc. (10)

10.16	Agreement to Provide Additional Capital between Arrowhead Research and Nanotechnica, Inc. (10)

10.17	Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates. (4)

21

Subsidiaries of the Registrant.

•      Aonex Technologies, Inc., a California corporation

•      Insert Therapeutics, Inc., a Delaware corporation

•      Calando Pharmaceuticals, Inc., a Delaware corporation

•      Nanotechnica, Inc., a California corporation, dissolved as of June 3, 2005

•      NanoPolaris, Inc., a Delaware corporation

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President *

31.3	Section 302 Certification of Chief Financial Officer*

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President *

32.3	Section 1350 Certification by Principal Financial Officer*

*	Filed herewith.

**	Indicates compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.

(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.

(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.

(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.

(5)	Incorporated by reference from the Annual Report on Form 10-KSB/A for the year ended September 30, 2004, filed by registrant on July 7, 2004.

(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004, filed by registrant on July 7, 2004.

(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed by registrant on August 16, 2004.

(8)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.

(9)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2005.

(10)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2005, filed by registrant on December 22, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2006

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer