Form 10-Q
period 2006-03-31
ARROWHEAD RESEARCH CORP
filed 2006-05-10
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-21898

ARROWHEAD RESEARCH CORPORATION

(Name of small business issuer in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

201 South Lake Avenue, Suite 703

Pasadena, California 91101

(626) 304-3400

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,809,826 as of May 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

i

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of March 31, 2006 and September 30, 2005

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,584,747	$22,467,016
Marketable securities at fair market value—US Treasury Bills	18,709,110	76,880
Grant receivable, net of allowance for doubtful account of $0	40,000	25,748
Other receivables	2,200	7,700
Prepaid sponsored research, Note 6.	213,487	10,000
Other prepaid research	234,667	81,666
Other prepaid expenses	329,249	144,985

TOTAL CURRENT ASSETS	36,113,460	22,813,995
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	459,002	392,164
Research equipment	991,651	860,759
Software	52,023	52,023
Leasehold improvement	324,690	324,690

	1,827,366	1,629,636
Less: Accumulated depreciation and amortization	(829,617)	(551,514)

NET PROPERTY AND EQUIPMENT	997,749	1,078,122
INTANGIBLE AND OTHER ASSETS
Rent deposit	183,429	110,379
Patents, Note 1.	3,323,206	3,276,075
Goodwill	4,467,427	1,762,150

TOTAL OTHER ASSETS	7,974,062	5,148,604
TOTAL ASSETS	$45,085,271	$29,040,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, Note 1.	$1,714,639	$471,943
Accrued expenses	632,732	264,541
Payroll liabilities	210,615	181,330
Deferred revenue	31,250	106,250

TOTAL CURRENT LIABILITIES	2,589,236	1,024,064

Minority interests	1,296,410	1,889,190
Commitment and contingencies, Note 6.
STOCKHOLDERS’ EQUITY, Note 4.
Common stock	33,814	27,997
Preferred stock	—	—
Deferred compensation	(3,073,750)	(1,976,353)
Additional paid-in capital	59,962,209	37,554,933
Accumulated deficit during the development stage	(15,722,648)	(9,479,110)

TOTAL STOCKHOLDERS’ EQUITY	41,199,625	26,127,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,085,271	$29,040,721

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	Period from May 7, 2003 (Date of inception) to March 31, 2006
REVENUE	$57,500	$77,614	$310,000	$207,104	$1,096,989
OPERATING EXPENSES
Salaries	1,463,539	590,471	2,829,804	1,086,640	6,258,655
Consulting	149,874	238,419	268,352	400,027	1,615,634
General and administrative expenses	1,253,056	477,117	2,351,151	968,631	5,982,699
Research and development	1,136,181	439,038	2,858,575	1,086,942	7,448,681

TOTAL OPERATING EXPENSES	4,002,650	1,745,045	8,307,882	3,542,240	21,305,669

OPERATING LOSS	(3,945,150)	(1,667,431)	(7,997,882)	(3,335,136)	(20,208,680)
OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	2,292,800	—	2,292,800	2,292,800
Realized and unrealized gain (loss) in marketable securities	133,195	73	136,461	74,654	203,109
Interest income	181,310	6,842	357,827	16,055	540,220
Other income	—	2,991	—	3,221	3,308
Minority interests	584,499	257,697	1,380,936	514,383	3,133,657
Patents—amortization	(60,440)	(393)	(120,880)	(2,158)	(269,160)

TOTAL OTHER INCOME (EXPENSES)	838,564	2,560,010	1,754,344	2,898,955	5,903,934

Loss from continuing operations	(3,106,586)	892,579	(6,243,538)	(436,181)	(14,304,746)
Loss from operation of discontinued Nanotechnica, Inc.		(276,649)		(510,304)	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005—September 2005)					(73,797)
Provision for income taxes	—		—		(1,600)

NET INCOME (LOSS)	(3,106,586)	615,930	(6,243,538)	(946,485)	(15,722,648)

Income (loss) from continuing operations per share, undiluted	(0.10)	0.06	(0.21)	(0.03)
Income (loss) from continuing operations per share, fully diluted	(0.10)	0.04	(0.21)	(0.03)
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.04)
Net income (loss) per share, undiluted	(0.10)	0.04	(0.21)	(0.07)
Net income (loss) per share, fully diluted	(0.10)	0.03	(0.21)	(0.07)
Weighted average shares outstanding, undiluted	32,151,954	14,310,243	30,056,130	14,036,805
Weighted average shares outstanding, fully diluted	32,151,954	23,639,419	30,056,130	14,036,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to March 31, 2006

(unaudited)

Common Stock

	Shares	Amount	Additional Paid-in-Capital	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	6,000
Issuance of stock options	—	—	612,507	(612,507)	—	—
Amortization of deferred compensation expense	—	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,530,023)	(2,530,023)

Balance at September 30, 2004	13,631,546	13,645	12,496,851	(436,854)	(2,625,261)	9,448,381
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Purchase of Insert Therapeutics shares	502,260	502	1,999,498	—	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	—	50,000
Issuance of stock options	—	—	2,048,012	(2,048,012)	—	—
Amortization of deferred compensation expense	—	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,853,849)	(6,853,849)

Balance at September 30, 2005	27,984,194	27,997	37,554,933	(1,976,353)	(9,479,110)	26,127,467
Exercise of stock options @ $1.00 per share	4,000	4	3,996	—	—	4,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	—	57,600
Issuance of stock options	—	—	1,510,173	(1,510,173)	—	—
Amortization of deferred compensation expense	—	—	—	278,777	—	278,777
Net loss for the three months ended December 31, 2005	—	—	—	—	(3,136,953)	(3,136,953)

Balance at December 31, 2005	28,003,194	28,016	39,126,687	(3,207,749)	(12,616,063)	23,330,891
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	19,545,000
Purchase of Calando Pharmaceuticals, Inc. shares	208,382	208	1,077,125	—	—	1,077,333
Issuance of stock options	—	—	218,987	(218,987)	—	—
Amortization of deferred compensation expense	—	—	—	352,986	—	352,986
Net loss for the three months ended March 31, 2006	—	—	—	—	(3,106,585)	(3,106,585)

Balance at March 31, 2006	33,801,576	$33,814	$59,962,209	$(3,073,750)	$(15,722,648)	$41,199,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended March 31, 2006 and 2005 and from inception through March 31, 2006

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	Period from May 7, 2003 (Date of inception) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,243,538)	$(946,485)	$(15,722,648)
Realized and unrealized (gain) loss on investment	(136,461)	(74,654)	(203,109)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	50,000	50,000
Compensation expense related to stock option issuance	631,763	171,472	1,315,929
Depreciation and amortization	405,400	254,859	1,124,236
Gain on sale of stock in subsidiary	—	(2,292,800)	(2,292,800)
Minority interests	(1,380,936)	(681,759)	(3,152,698)
Decrease/increase in:
Receivables	(8,752)	13,549	(42,200)
Prepaid research expense	(356,488)	232,768	(448,155)
Other prepaid expenses	(184,264)	(30,356)	(329,249)
Restricted cash	—	50,773	—
Deposits	(73,050)	(74,478)	(173,471)
Accounts payable	403,522	(96,237)	675,575
Accrued expenses	368,193	8,852	599,631
Deferred revenue	(75,000)	—	31,250
Other liabilities	29,285	(164,984)	213,304

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(6,620,326)	(3,579,480)	(18,191,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities—US Treasury Bills	(18,575,915)	—	(18,575,915)
Purchase of property and equipment	(197,730)	(471,073)	(1,538,071)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	(1,000,000)	—	(5,000,000)
Cash paid for interest in Insert	—	(1,000,000)	(5,000,000)
Cash paid for interest in Calando	(2,000,000)	(250,000)	(4,000,000)
Cash paid for interest in NanoPolaris	—	—	(1,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	1,000,000	—	5,001,250
Cash obtained from interest in Insert	—	1,000,000	5,379,594
Cash obtained from interest in Calando	2,000,000	250,000	4,000,000
Cash obtained from interest in NanoPolaris	—	—	1,000
Proceeds from sale of stock in subsidiary	—	2,640,000	2,424,924
Proceeds from sale of investments	80,145	411,554	569,913
Payment for patents	(117,443)	—	(215,816)
Restricted cash		—	50,773

NET CASH USED IN INVESTING ACTIVITIES	(18,810,943)	2,580,481	(16,903,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	19,549,000	1,756,832	51,679,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,549,000	1,756,832	51,679,750

NET INCREASE (DECREASE) IN CASH	(5,882,269)	757,833	16,584,747
CASH AT BEGINNING OF PERIOD	22,467,016	8,552,667	—

CASH AT END OF PERIOD	$16,584,747	$9,310,500	$16,584,747

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$7,900	$2,400	$11,100

SUPPLEMENT NON CASH TRANSACTIONS

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutic, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $ 2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the closing.

On March 31, 2006 Arrowhead purchased 964,000 shares of Calando Pharmaceuticals, Inc. common stock from minority stockholders of Calando for $1,928,000 consisting of 208,382 newly issued shares of Arrowhead Common Stock valued at $1,077,333 plus $850,667 in cash. The 208,382 shares of Arrowhead common stock were valued based on the average closing price of Arrowhead’s Common Stock on NASDAQ during the last ten days prior to the date of the closing.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

March 31, 2006

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

The Company has had no revenue from product sales since its inception. The Company has generated some revenue from collaboration agreements, licensing and grants.

Summary of Significant Accounting Policies

Basis of Presentation—This report on Form 10-Q for the quarter ended March 31, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005 filed with the SEC on December 22, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2006 are not necessarily indicative of the results that might be expected for the year ending September 30, 2006.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”) and NanoPolaris, Inc. (“NanoPolaris”). Nanotechnica, Inc. (“Nanotechnica”), which the majority of its stockholders voted to dissolve on June 3, 2005, is included in the results for the three months and six months ended March 31, 2005 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the condensed consolidated statements of operations and the balance sheets.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, patents, goodwill and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes relating to the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has a portion of its excess cash in two “Diversifier Accounts” at the same financial institution. The “Diversifier Accounts” invest in other bank issued CD’s in amounts of $100,000, each of which are fully insured by FDIC. The Company has a Wealth Management Account at the same financial institution which invests in higher yield money market accounts and in government securities. At March 31, 2006, the Company had uninsured cash deposits totaling $25,967,863, which includes $18,709,110 invested in U.S. government securities. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the life of the lease.

Intellectual Property—At March 31, 2006, intellectual property consists of patents and patent applications licensed or purchased totaling $316,634. The purchased patent applications are being amortized over three years. The Company’s additional capital investment in Insert has been recorded as an increase in the value of the patent held by Insert. The additional patent value is $3,301,190 and is being amortized over the life of this patent. As of March 31, 2006, the patent has 150 months until its expiration. The accumulated amortization of patents totaled $294,618 at March 31, 2006. The majority of the Nanotechnica patents were transferred from Nanotechnica to Arrowhead in June 2005. The transferred patents were returned to the California Institute of Technology in January 2006.

Goodwill—Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded. Goodwill at March 31, 2006 consisted of $999,000 for Aonex and $3,468,427 for Calando.

Revenue Recognition—Calando signed a license agreement with Benitec on June 20, 2005. The agreement includes license fees, development fees and milestone fees with an initial annual license fee of $150,000, paid in advance. The license fee revenue is being recognized over 12 months. The Company recognized $37,500 and $75,000 in license revenue for the three month and six month periods ended March 31, 2006, respectively. The remainder of $31,250 is reported as deferred revenue at March 31, 2006. During the six months ended March 31, 2006, Calando received and recognized $150,000 in development fee revenue from Benitec. For the three month and six month periods ended March 31, 2006, Aonex recorded $20,000 and $50,000 in revenue applicable to a Phase I SBIR grant.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, “Accounting for Research and Development Costs.”

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants of the Company. For three-month period ended March 31, 2006 and six-month periods ended March 31, 2006 and 2005 respectively, their effect was anti-dilutive.

Accounting for Stock-Based Compensation. The Company has adopted the retrospective method of implementing SFAS 123R. Therefore, the financials for the three month and six month periods ended March 31, 2006 have been adjusted to reflect the accounting and expensing of the fair value of the stock based awards.

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

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the three month and six month periods ended March 31, 2006 and 2005 respectively include the accounts of Arrowhead and its subsidiaries, Aonex, Calando, Insert and NanoPolaris. Nanotechnica (which a majority of its shareholders voted to dissolve on June 3, 2005) is included in the results for the three month and six month periods ended March 31, 2005 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead purchased 1,000,000 shares of Series A Preferred Stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’s Board of Directors. Since its initial investment on April 20, 2004, Arrowhead has provided $3,000,000 of additional capital to Aonex , including $1,000,000 provided in February 2006.

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

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,424,924. The sale of the Series C Preferred Stock reduced Arrowhead’s ownership in Insert from 74.7% to 68.5% as of March 31, 2005.

As of March 31, 2006, Arrowhead owns 68.3% of the outstanding, voting securities of Insert. Since its initial investment on June 4, 2004, Arrowhead has provided $4,000,000 of additional capital to Insert.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000. Calando and Insert have entered into a license agreement giving Calando exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. A voting agreement between Arrowhead and certain shareholders in Calando gives the Company the right to designate a majority of Calando’s Board of Directors. Arrowhead has provided $3,750,000 in additional capital to Calando, including $2,000,000 contributed in February 2006.

On March 31, 2006, Arrowhead purchased 5,000,000 shares of Calando’s Series A Preferred Stock for $3,000,000. The preferred shares are convertible in common stock on a one to one basis, are entitled to a non-cumulative dividend of eight percent (8%) and have a liquidation preference over the common stock. Concurrent with the Series A purchase, Arrowhead purchased 964,000 shares of common stock for $2.00 per share from minority shareholders. The $1,928,000 payment for the purchase of Calando common stock consisted of $850,667 in cash and 208,382 in shares of Arrowhead common stock with an estimated value of $1,077,333 or $5.17 per share based on the average closing price of Arrowhead’s common stock during the last ten days prior to the transaction closing. At March 31, 2006, the $850,667 cash portion of the payment was included in accounts payable until payment was made on April 10, 2006.

As a result of the transactions described above, Arrowhead increased its ownership from 58.2% to 82.7% of the outstanding, voting stock of Calando. Arrowhead has direct ownership of 80.1% of the outstanding, voting stock of Calando and indirectly, through Insert, controls another 2.6% of the outstanding, voting stock. Two of Calando’s founders have warrants for Calando common stock that, if exercised, would reduce Arrowhead’s direct and indirect ownership from 82.7% to 68.0%.

On March 31, 2006, Arrowhead entered into a second Agreement to Provide Additional Capital with Calando. Arrowhead agreed to provide up to $7,000,000 of additional capital to Calando subject to the attainment of certain milestones in its preclinical testing, clinical testing and related approval processes. Should Arrowhead elect not to make the additional capital contributions, the preferred stock conversion right of one to one will be adjusted to approximately three to one.

NanoPolaris, Inc.

On April 4, 2005, Arrowhead founded NanoPolaris as a wholly owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000. NanoPolaris will seek to generate revenue by licensing intellectual property to customers who will utilize nanotube technology in their products. NanoPolaris controls commercialization of a set of issued patents and patent applications claiming nanotube compositions of matter and general manufacturing techniques such as chemical vapor deposition synthesis, plasma chemical vapor deposition synthesis, purification, solubilization, separation of certain types of tubes, coating, functionalization and manipulation.

Nanotechnica, Inc.—Discontinued Operations

In the third quarter of FY 2005, the Company determined that the progress being made by Nanotechnica in commercializing HPLC technology was not progressing satisfactorily and the market potential was uncertain. Therefore, on June 3, 2005, a majority of the stockholders of Nanotechnica voted to dissolve the company. Because of Arrowhead’s liquidation preference as Series A Preferred Stockholders, $2.8 million in cash was remitted to Arrowhead along with $213,000 of the other remaining assets. Arrowhead has discontinued development efforts related to microfluidics and returned the applicable patents to Caltech. The losses incurred by Nanotechnica are segregated on the Consolidated Statement of Operations as Losses from Discontinued Operations of Nanotechnica, Inc. Nanotechnica had no revenue in either FY 2004 or FY 2005.

NOTE 4: STOCKHOLDERS’ EQUITY

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

At March 31, 2006, 33,801,576 shares of common stock were outstanding. At March 31, 2006, 1,785,000 shares and 5,000,000 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through March 31, 2006, options to purchase 1,785,000 shares were outstanding under the 2000 Stock Option Plan and options to purchase 2,590,000 shares have been granted under the 2004 Incentive Plan.

In connection with the formation of the Company and two private placements, the Company issued approximately 13.8 million common stock purchase warrants, which were called on May 4, 2005. Substantially all of the outstanding warrants were exercised by June 2005, and the Company received approximately $20.7 million in total exercise proceeds. The warrants not exercised were redeemed by the Company for $0.001 per share.

On January 24, 2006, the Company completed a private placement of 5,590,000 shares of restricted common stock at $3.50 per share that generated $19.6 million in total proceeds. The purchasers received warrants, exercisable after July 25, 2006, to purchase an additional 1,397,500 shares of restricted common stock at $5.04 per share. The exercise price of the warrants at closing was at a premium to the closing market price of the common stock on January 24, 2006. The warrants may be called by the Company any time after July 25, 2006 if the closing price of the Company’s Common stock is $6.50 or above for the previous 30 trading days.

The following table summarizes information about warrants outstanding at March 31, 2006:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	9.8	$5.04

NOTE 5: LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
Pasadena (2)	8,000 sq ft	$14,413	December 27, 2004	25 Months
New York (3)	130 sq ft	$3,350	September 15, 2005	12 Months
Aonex	4,000 sq ft	$6,810	July 1, 2004	24 Months
Calando	2,755 sq ft	$4,821	May 16, 2005	24 Months
Insert	7,000 sq ft	$10,543	N/A	Month to Month

(1)	Arrowhead leased new corporate office space in Pasadena, which it occupied beginning March 1, 2006. The new lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease. The lease for the prior corporate office space terminated on February 28, 2006.

(2)	On November 21, 2005, Insert signed a lease to take over 4,354 sq ft of this space as soon as new laboratory space is completed. The estimated completion date is July 1, 2006.

(3)	In September, Arrowhead opened an office in New York City and has one employee working out of that office. The rent for the first six months is $1,675 per month. For the second six months, the rent is $3,350 per month.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At March 31, 2006, the future minimum commitments by Fiscal Year remaining under leases are as follows:

	Facilities Leases	Equipment Leases
FY 2006	$280,331	$10,599
FY 2007	$459,214	$19,125
FY 2008	$409,421	$7,555
FY 2009	$349,501	$3,461
FY 2010 & Beyond	$384,545	—

Facility and equipment rent expense for the three-month and six-month periods ended March 31, 2006 was $171,063 and 309,678, respectively. Facility and equipment rent expense for the three-month and six-month periods ended March 31, 2005 was $76,636 and $155,542 respectively. From inception to date, rent expense has totaled $761,602.

NOTE 6: COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of March 31, 2006, Arrowhead held a majority of the voting stock of the following four subsidiaries (the “Subsidiaries”):

Subsidiary	%Ownership	Technology/Product Focus
Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterial process with initial emphasis on high efficiency solar cells

Insert Therapeutics, Inc. acquired June 4, 2004	68.3%	Nano-engineered drug delivery system, preparing for clinical trials with first anti-cancer compound

Calando Pharmaceuticals, Inc. founded February 20, 2005	82.7%*	Nano-engineered RNAi Therapeutics

NanoPolaris, Inc. founded April 4, 2005	100.0%	Developing strategic opportunities for the commercialization of nanotube-based products.

*	Arrowhead has direct ownership of 80.1% of the outstanding, voting stock of Calando and indirectly, through Insert, controls another 2.6% of the outstanding, voting stock.

NanoPolaris is wholly-owned subsidiary of Arrowhead and Arrowhead retains full rights to appoint its Board of Directors. Arrowhead holds a majority interest in each of Aonex, Insert, and Calando and provided capital to each company in exchange for Arrowhead’s ownership interest in each subsidiary, as well as the right to appoint a majority of each Subsidiary’s Board of Directors. Arrowhead has made all capital contributions pursuant to its original investments and capital contribution agreements with each subsidiary. On March 31, 2006, Arrowhead and Calando entered a second Agreement to Provide Additional Capital which provides for the contribution of $7,000,000, subject to the attainment of certain milestones. If Arrowhead elects not to provide additional capital pursuant to this agreement, Arrowhead would forfeit approximately 7% of its interest in Calando.

Outsourced Research and Development

Outsourced sponsored research expense for the three month and six month periods ended March 31, 2006 was $250,635 and $584,270, respectively. Outsourced sponsored research expense for the three month and six month periods ended March 31, 2005 was $168,225 and $335,189, respectively.

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Mar. 31, 2006	Prepaid Amt as of Mar. 31, 2006
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes
(Dr. Jie Liu)
Dec. 1, 2005-Nov. 30, 2007 (2 years)	$600,000	$300,000	$170,352	$70,352

The initial payment of $108,974 was paid in February 2006 with eight quarterly payments of $61,378 to be paid beginning March 1, 2006.

Sponsored Research Agreement—California Institute of Technology

The terms of the sponsored research agreement between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Mar. 31, 2006	Prepaid Amt as of Mar. 31, 2006
Drug Discovery & Diagnostics
(Dr. C. Patrick Collier)
Oct. 1, 2003-Sept. 30, 2008 (5 years)	$1,393,806	$280,292	$663,093	$73,135

During the second quarter of FY 2005, the agreement was amended to allow for quarterly rather than annual funding for these research projects. The agreement calls for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If this agreement is extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. The research agreement is terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation.

Sponsored Research Agreement—Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University (“Stanford”) for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology.

Research Project	Total estimated project cost	Annual Cost	Amount paid as of Mar. 31, 2006	Prepaid Amt as of Mar. 31, 2006
Microchip-based Biological Signal Delivery
(Dr. Nicholas Melosh)
July 1, 2005 – June 30, 2007 (2 years)	$600,000	$300,000	$320,000	$70,000

Sponsored Research Agreement—Lucile Packard Children’s Hospital

Arrowhead agreed to contribute $100,000 to Stanford’s Lucile Packard Children’s Hospital to fund a project to identify how new technologies, such as nanotechnology and stem cell technology, can address existing clinical needs. This amount was paid at a rate of $25,000 per quarter commencing July 1, 2005 through March 31, 2006. As of March 31, 2006 the full $100,000 has been contributed.

NOTE 7. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,785,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Incentive Plan reserves 5,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan. At the 2006 Annual Meeting of Stockholders, an increase from 3,000,000 to 5,000,000 shares in the 2004 Incentive Plan was approved.

Arrowhead accounts for employee stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93

Granted	775,000	3.89
Canceled	—	1.00
Exercised	(4,000)	1.00

Balance at December 31, 2005	4,210,000	2.29

Granted	165,000	4.70
Canceled	—	—
Exercised	—	—

Balance at March 31, 2006	4,375,000	2.38

Exercisable at March 31, 2006	1,388,747	1.70

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – $5.12	4,375,000	8.9	$2.38

The Company has applied SFAS 123R on a retrospective basis for FY 2006. Therefore, the income for the three months of FY 2005, ended March 31, 2005, has been decreased from $642,761 to $615,930. The loss for the first six months of FY 2005 has been increased from $893,698 to $946,485 to reflect amortization of the fair value of options awarded to employees prior to the adoption of SFAS No. 123R. Arrowhead’s accumulated deficit at September 30, 2005 has been adjusted by $262,106 to reflect the retrospective application of SFAS 123R. For the three month and six month periods ended March 31, 2006, the stock based compensation expense is $352,986 and $631,763, respectively.

The estimated fair value of the options granted by Arrowhead for the three month and six month periods ended March 31, 2006 is $218,987 and $1,729,160, respectively.

The aggregate fair value of options granted by Aonex, Calando, or Insert for the six month period ended March 31, 2006 is $16,168.

The fair value of options granted during the six months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 25% to 50%, risk-free interest rate of 5.25%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the six months ended March 31, 2006 was estimated at $1.88 and the weighted-average exercise price was estimated at $4.03.

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

For the three month and six month periods ended March 31, 2006, the Company had consolidated losses of $3,106,586 and $6,243,538, respectively. For the six month period ended March 31, 2005, the Company had a consolidated loss of $946,485. The losses result in a deferred income tax benefit of approximately $1,227,000 and $2,466,000 for the three months and six months ended March 31, 2006 and $373,861 for the six months ended March 31, 2005, offset by an increase in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 9: SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reportable segments are strategic business units that offer different products and services.

Grant and collaboration agreements are not considered to be product or licensing revenue as the Company’s plan of operations is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs. In the quarter ended June 30, 2005, Calando accrued the first commercial license agreement revenue totaling $150,000 covering the period June 15, 2005 through June 14, 2006. License fees from Calando’s commercial license fees recorded as revenue were $37,500 and $75,000 for the three month and six month periods ended March 31, 2006. The customer is located in North America.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in the first six months of FY 2006 or FY 2005.

NOTE 11. SUBSEQUENT EVENTS

None.

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

The Company was founded in May 2003. Since inception, the Company has generated significant losses. Operations have been funded primarily through the sale of common stock. Since inception, the Company’s accumulated deficit is approximately $15.7 million. Revenues have come primarily from grants, development fees and a license agreement as the Company has no products ready for sale or broad commercial licensing. Since inception, the Company has focused on establishing or acquiring operating subsidiaries, sponsoring internal and external research and development, acquiring intellectual property rights, hiring management and technical staff and raising capital. To date, the Company has four majority owned operating Subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”), NanoPolaris, Inc. (“NanoPolaris”).

Aonex’s technology development efforts are directed toward commercializing a method for manufacturing semiconductor nanomaterials.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. Insert’s first investigational new drug application for its first drug candidate, IT-101, was approved by the U.S. Food and Drug Administration in March 2006. IT-101 is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound. A Phase I study for IT-101 will be conducted at the City of Hope, in Duarte, California.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies.

NanoPolaris seeks to license nanotube technology developed at universities in the U.S. and to generate revenue by sublicensing the rights to such intellectual property to industry participants who will utilize nanotube technology in their commercial products.

The Company had a consolidated loss of $3.1 million for the quarter ended March 31, 2006 versus a consolidated income of $615,930 for the same period of the previous fiscal year. During the second quarter of FY 2005, the company recognized a gain of $2.3 million applicable to the sale to third parties of a portion of Arrowhead’s ownership in Insert Therapeutics, Inc. The consolidated loss for the second quarter of FY 2005 before this one time gain would have been about $1.7 million.

The consolidated loss for the six month period ended March 31, 2006 was $6.2 million versus a consolidated loss of $946,485 for the same period of the previous year. The consolidated net loss for the six month period ended March 31, 2005 would have been $3.2 million but the loss was reduced by the gain recognized on the sale of a portion of the Arrowhead’s ownership in Insert to a third party.

The increase in the consolidated loss adjusted for the one time gain occurred primarily in four areas. First, staffing has increased as the Company has grown. We have added staff at all levels within the company to accommodate the increase development efforts, the addition of Calando, the increase in general and administrative responsibilities and the need to comply with Sarbanes Oxley. Second, Insert incurred major expenses during the first six months of FY 2006 related to preclinical research, to filing the Investigational New Drug Application with the U.S. Food and Drug Administration, to obtaining sufficient IT-101 drug inventories to be able to enter Phase I Clinical Trials and finally to pay for all the advance preparation required to enter the trials. Third, legal expenses increased as the company did a private placement, recapitalized Calando, examined or reviewed new potential deals and maintained patents licensed from Caltech. Fourth, facilities cost increased due to expansion of existing space and establishment of new facilities to meet growth of or to house new subsidiaries.

The analysis below details the operating expenses and discusses the increased expenditures within the major categories.

For purposes of comparison, the amounts for the three month and six month periods ended March 31, 2006 and 2005 are shown in the tables below. The amounts for each period have been adjusted to include the adoption of SFAS 123R and to eliminate Nanotechnica from continuing operations.

Salary & Wage Expenses

(in thousands)

	Three Months Ended Mar 31 2006	% of expense category	Three Months Ended Mar 31 2005	% of expense category	Increase (Decrease)
					$	%

G&A – compensation-related	$567	39%	$192	33%	$375	195%
Stock-based compensation	$353	24%	$98	16%	$255	260%
R&D – compensation-related	$544	37%	$300	51%	$244	81%

Total	$1,464	100%	$590	100%	$874	148%

	Six Months Ended Mar 31 2006	% of expense category	Six Months Ended Mar 31 2005	% of expense category	Increase (Decrease)
					$	%
G&A – compensation-related	$1,139	40%	$301	28%	$838	278%
Stock-based compensation	$632	22%	$171	16%	$461	270%
R&D – compensation-related	$1,059	38%	$614	56%	$445	72%

Total	$2,830	100%	$1,086	100%	$1,744	161%

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

General & Administrative Expenses

(in thousands)

	Three Months Ended Mar 31 2006	% of expense category	Three Months Ended Mar 31 2005	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$575	46%	199	42%	$376	189%
Facilities	$244	20%	124	26%	$120	97%
Patent expense	$28	2%	—	0%	$28	100%
Travel	$46	4%	17	4%	$29	165%
Business insurance	$30	2%	25	5%	$5	20%
Depreciation	$81	6%	45	9%	$36	82%
Other	$249	20%	67	14%	$182	272%

Total	$1,253	100%	$477	100%	$776	163%

	Six Months Ended Mar 31 2006	% of expense category	Six Months Ended Mar 31 2005	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$779	33%	313	32%	$466	149%
Facilities	$454	19%	256	26%	$198	77%
Patent expense	$386	16%	35	4%	$351	1,003%
Travel	$111	5%	71	7%	$40	56%
Business insurance	$90	4%	52	5%	$38	73%
Depreciation	$165	7%	130	14%	$35	27%
Other	$366	16%	111	12%	$255	230%

Total	$2,351	100%	$968	100%	$1,383	143%

The major increases in non-compensation related general and administrative expenses are the result of legal and professional fees associated with subsidiary stock purchases, capital contributions to subsidiaries, strategic initiatives and Sarbanes-Oxley compliance. Arrowhead has incurred additional expense for new or expanded leases as subsidiaries are established or expanded. Facilities related expenses are expected to increase in FY 2006 with the Company’s move to larger corporate offices and when Insert moves into new laboratory facilities. The increase in patent expense during the six month period relates primarily to the accrual of $300,000 of patent expenses owed to Caltech for patent & patent applications that Insert licenses from Caltech.

Research and Development Expenses

(in thousands)

	Three Months Ended Mar 31, 2006	% of expense category	Three Months Ended Mar 31, 2005	% of expense category	Increase (Decrease)
					$	%
R&D contract labor	$380	34%	$34	8%	$346	1,018%
Laboratory supplies & services	$425	37%	$137	31%	$288	210%
Sponsored research	$251	22%	$167	38%	$84	50%
Depreciation-R&D-related	$48	4%	$78	18%	$-30	-38%
Other research expenses	$32	3%	$23	5%	$9	39%

Total	$1,136	100%	$439	100%	$697	159%

	Six Months Ended Mar 31, 2006	% of expense category	Six Months Ended Mar 31, 2005	% of expense category	Increase (Decrease)
					$	%
R&D contract labor	$1,342	47%	$370	34%	$972	263%
Laboratory supplies & services	$691	24%	$302	28%	$389	129%
Sponsored research	$584	20%	$334	31%	$250	75%
Depreciation-R&D-related	$113	4%	$78	7%	$35	45%
Other research expenses	$129	5%	$3	0%	$126	4,200%

Total	$2,859	100%	$1,087	100%	$1,772	163%

Insert is in the preclinical phase of development of its drug delivery system. Insert received approval for its Investigational New Drug (IND) application from the Federal Drug Administration (FDA) on March 14, 2006 expects to begin Phase I clinical trails in the second quarter of calendar 2006. In advance of the clinical trials, Insert was required to pay the cost to manufacture the entire amount of its drug candidate, IT-101, necessary to complete the Phase I clinical trial. It is the company’s policy to expense the cost of the supplies when received. Therefore, in first three months and six months of FY 2006, approximately $930,000 and $1,283,000 of supplies was expensed, respectively. In addition, Insert completed the large mammal studies required as part of the IND process and those expenses were the primary cause of the increase in laboratory services. While a purchase of supplies of this magnitude is not a normal recurring expense, the continued development of new products in Insert, Calando and Aonex will result in increased R&D expenses in the future.

The Company continues to sponsor research at Caltech, Duke and Stanford. The number of research projects can fluctuate from time to time as the Company adds or terminates projects. The increase in sponsored research expense in the three month and six month periods ended March 31, 2006 compared to the three month and six month periods ended December 31, 2005 is in large part due to the expense of the Duke and the Stanford projects. Each project has an annual cost of $300,000 over two years and neither project was in place in FY 2005.

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

On a case-by-case basis, the Company will choose the strategy, which in the opinion of management, will generate the highest return for the Company.

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

In June 2005, Calando entered into the Company’s first commercial licensing deal whereby Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT) for the combination of Calando’s polymeric RNA interference (“RNAi”) delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus (“HCV”). Under this license agreement, Calando received an upfront payment of $150,000, which is being amortized over 12 months. Calando could also receive additional license fees in the following years, milestone development payments, and future royalties on revenue from the HCV therapeutic. For the quarter ended March 31, 2006, the Company recognized $37,750 in revenue applicable to this agreement. The Company is actively pursuing other license deals.

For the three month and six month periods ended March 31, 2006, $57,500 and $310,000, respectively, in revenue was generated primarily related to a development fee paid to Calando by Benitec $150,000, license fee revenue recognized of $37,500 per quarter and $50,000 related to an SBIR grant to Aonex. Grants and development fees continue into FY 2006, but there can be no assurance that subsequent grants will be forthcoming.

The Company does not expect any product sales in FY 2006. Therefore, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as licenses, government grants, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control, and therefore it is difficult to predict if this will be successful.

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of March 31, 2006, the Company’s accumulated deficit including minority interest was $18.9 million. As of March 31, 2006, the Company had $35.3 million in cash and marketable securities compared to $22.4 million in cash and marketable securities at September 30, 2005. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through FY 2006 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its subsidiaries will continue to add staff, property, and equipment during FY 2006. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At March 31, 2006, the Company had a commitment to provide an additional $7 million to Calando, if certain milestones are reached. The Company believes that the cash on hand at March 31, 2006 is sufficient to meet all existing obligations and fund existing operations beyond the end of FY 2006.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of March 31, 2006, the Company had raised approximately $52 million through the sale of Common Stock and the exercise of Warrants. New business opportunities may require additional cash resources. In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and U.S. government grants.

Except for copy machines, the Company does not lease any equipment and purchases all of its required capital assets. To date, when leasing facility space, the Company has been successful in having most leasehold improvements paid for by the landlord and included in the lease cost. The Company may not be able to do so in all cases going forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships.

Contractual Obligations and Commitments

None.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 3a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, President, and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period prescribed by the Securities and Exchange Commission. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal controls in financial reporting occurred during the Company’s most recent three month period that have materially affected, or is reasonably likely to materially affect, these controls subsequent to the date this evaluation was carried out.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

On January 24, 2006, the Company completed a private placement of 5,590,000 shares of restricted common stock at $3.50 per share. The company received approximately $19.6 million in total proceeds from the placement. At the closing, the purchasers received warrants, exercisable after July 25, 2006, to purchase an additional 1,397,500 shares of restricted common stock at $5.04 per share. The exercise price of the warrants at closing was at a premium to the closing market price of the common stock on January 24, 2006. The warrants may be called by the Company after any time after July 25, 2006 if the closing price of the Company’s Common stock is $6.50 or above for the previous 30 trading days.

The proceeds are to be used for general working capital needs, funding subsidiary operations, acquisitions and sponsored research at universities and institutions.

The company filed an S-3 covering the shares issued above and the S-3 was approved on March 24, 2006.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting on February 23, 2006. The following matters were submitted to a vote of the stockholders of record as of December 31, 2005 through a solicitation of proxies and the results are shown below:

1.	Election of five directors.

	Number of Shares For	Percent of Shares Voting	Number of Shares Withheld	Percent of Shares Voting
R. Bruce Stewart	23,822,404	>99%	101,634	<1%
Edward W. Frykman	23,822,404	>99%	101,624	<1%
LeRoy R. Rahn	23,822,404	>99%	101,634	<1%
Charles P. McKenney	23,822,404	>99%	101,634	<1%
Leon Ekchian	23,822,404	>99%	101,634	<1%

2.	Approval of the increase in stock options available under the Company’s 2004 Equity Incentive Plan.

	Shares	Percent Of Shares Voting
Votes For	10,431,545	>74%
Votes Against	3,393,062	<25%
Votes Abstaining	101,138	<1%
Broker Non-Votes	9,998,293

3.	Approval of the appointment of Rose, Snyder & Jacobs as the independent public auditors of Arrowhead Research Corporation for the fiscal year ended September 30, 2006:

	Shares	Percent Of Shares Voting
Votes For	23,842,068	>99%
Votes Against	19,938	<1%
Votes Abstaining	62,032	<1%

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit Number		Document Description

3.1		Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2		Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3		Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005. (3)

3.4		Bylaws (1)

4.1		Form of Registration Rights Agreement dated January 24, 2006 (4).

4.2		Form of Warrant to Purchase Common Stock issued January 24, 2006 (4)

10.1	**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (5)

10.2	**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan. (6)

10.3	**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (7)

10.4		Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates. (4)

10.5		Series A Preferred Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006 (8)

10.6		Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals, Inc. (8)

10.7		Common Stock Transfer Agreement among Arrowhead Research, Mark Davis, John Petrovich and John Rossi (8)

31.1		Section 302 Certification of Chief Executive Officer*

31.2		Section 302 Certification of President *

31.3		Section 302 Certification of Chief Financial Officer*

32.1		Section 1350 Certification by Principal Executive Officer*

32.2		Section 1350 Certification by President *

32.3		Section 1350 Certification by Principal Financial Officer*

*	Filed herewith.
**	Indicates compensation plan, contract or arrangement.
(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.
(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.
(5)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.

(6)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2005.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2005, filed by registrant on December 22, 2005.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on April 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006

ARROWHEAD RESEARCH CORPORATION

BY:	/s/ JOSEPH T. KINGSLEY
Joseph T. Kingsley
Chief Financial Officer