Form 10-Q
period 2006-06-30
ARROWHEAD RESEARCH CORP
filed 2006-08-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,860,690 as of August 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Page(s)
PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and September 30, 2005	1

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2006 and 2005 and from inception through June 30, 2006 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity for the period from inception to June 30, 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and from inception through June 30, 2006 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20

SIGNATURES	21

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2006 and September 30, 2005

	(Unaudited)
	June 30, 2006	September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,688,051	$22,467,016
Marketable securities at fair market value - US Treasury Bills	13,945,260	76,880
Grant receivable, net of allowance for doubtful account of $0	34,377	25,748
Other receiviables	2,200	7,700
Prepaid sponsored research, Note 6.	138,135	10,000
Other prepaid research	223,288	81,666
Other prepaid expenses	310,711	144,985

TOTAL CURRENT ASSETS	31,342,022	22,813,995
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	502,912	392,164
Research equipment	1,125,794	860,759
Software	52,023	52,023
Leasehold improvement	369,699	324,690

	2,050,428	1,629,636
Less: Accumulated depreciation and amortization	(972,260)	(551,514)

NET PROPERTY AND EQUIPMENT	1,078,168	1,078,122
INTANGIBLE AND OTHER ASSETS
Rent deposit	164,425	110,379
Patents, Note 1.	3,490,730	3,276,075
Goodwill	4,507,427	1,762,150

TOTAL OTHER ASSETS	8,162,582	5,148,604
TOTAL ASSETS	$40,582,772	$29,040,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, Note 1.	$209,343	$471,943
Accrued expenses	1,184,752	264,541
Payroll liabilities	334,543	181,330
Deferred revenue	—	106,250

TOTAL CURRENT LIABILITIES	1,728,638	1,024,064

Minority interests	1,229,462	1,889,190
Commitment and contingencies, Note 6.
STOCKHOLDERS’ EQUITY, Note 4.
Common stock	33,829	27,997
Preferred stock	—	—
Deferred compensation	(4,971,396)	(1,976,353)
Additional paid-in capital	62,259,035	37,554,933
Accumulated deficit during the development stage	(19,696,796)	(9,479,110)

TOTAL STOCKHOLDERS’ EQUITY	37,624,672	26,127,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,582,772	$29,040,721

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005	Period from May 7, 2003 (Date of inception) to June 30, 2006
REVENUE	$246,229	$173,304	$556,229	$380,408	$1,343,218
OPERATING EXPENSES
Salaries	2,036,639	700,891	4,866,443	1,787,531	8,295,294
Consulting	171,375	136,482	439,727	536,509	1,787,009
General and administrative expenses	1,439,881	796,191	3,791,033	1,764,822	7,422,581
Research and development	1,081,332	1,344,781	3,939,906	2,431,724	8,530,012

TOTAL OPERATING EXPENSES	4,729,227	2,978,345	13,037,109	6,520,586	26,034,896

OPERATING LOSS	(4,482,998)	(2,805,041)	(12,480,880)	(6,140,178)	(24,691,678)
OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—		2,292,800	2,292,800
Realized and unrealized gain (loss) in marketable securities	124,549	(6,685)	261,010	67,969	327,658
Interest income	223,443	4,586	581,270	20,641	763,663
Other income		—	—	3,221	3,308
Minority interests	221,298	496,430	1,602,234	1,010,813	3,354,955
Patents - amortization	(60,440)	(393)	(181,320)	(2,551)	(329,600)

TOTAL OTHER INCOME (EXPENSES)	508,850	493,938	2,263,194	3,392,893	6,412,784

Loss from continuing operations	(3,974,148)	(2,311,103)	(10,217,686)	(2,747,285)	(18,278,894)
Loss from operation of discontinued Nanotechnica, Inc.		(654,598)		(1,234,233)	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)					(73,797)
Provision for income taxes	—		—		(1,600)

NET INCOME (LOSS)	$(3,974,148)	$(2,965,701)	$(10,217,686)	$(3,981,518)	$(19,696,796)

Income (loss) from continuing operations per share, undiluted	(0.12)	(0.12)	(0.33)	(0.18)
Loss from discontinued operations	—	(0.04)	—	(0.08)
Net income (loss) per share, undiluted	(0.12)	(0.16)	(0.33)	(0.26)
Weighted average shares outstanding, undiluted	33,810,131	18,760,122	31,265,796	15,605,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statement of Stockholders Equity

from inception to June 30, 2006

(unaudited)

Common Stock

	Shares	Amount	Additional Paid-in-Capital	Deferred Compensation	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	6,000
Issuance of stock options	—	—	612,507	(612,507)	—	—
Amortization of deferred compensation expense	—	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,530,023)	(2,530,023)

Balance at September 30, 2004	13,631,546	13,645	12,496,851	(436,854)	(2,625,261)	9,448,381
				—	—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	—	50,000
Issuance of stock options	—	—	2,048,012	(2,048,012)	—	—
Amortization of deferred compensation expense	—	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,853,849)	(6,853,849)

Balance at September 30, 2005	27,984,194	27,997	37,554,933	(1,976,353)	(9,479,110)	26,127,467
Exercise of stock options @ $1.00 per share	4,000	4	3,996	—	—	4,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	—	57,600
Issuance of stock options	—	—	1,510,173	(1,510,173)	—	—
Amortization of deferred compensation expense	—	—	—	278,777	—	278,777
Net loss for the three months ended December 31, 2005	—	—	—	—	(3,136,953)	(3,136,953)

Balance at December 31, 2005	28,003,194	28,016	39,126,687	(3,207,749)	(12,616,063)	23,330,891
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	19,545,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	—	1,077,333
Issuance of stock options	—	—	218,987	(218,987)	—	—
Amortization of deferred compensation expense	—	—	—	352,986	—	352,986
Net loss for the three months ended March 31, 2006	—	—	—	—	(3,106,585)	(3,106,585)

Balance at March 31, 2006	33,801,576	33,814	59,962,209	(3,073,750)	(15,722,648)	41,199,625
Exercise of stock options	15,500	15	33,465			33,480
Issuance of stock options	—	—	2,164,222	(2,164,222)	—	—
Amortization of deferred compensation expense				266,576		266,576
Accelerated stock options			99,139			99,139
Net loss for the three months ended June 30, 2006					(3,974,148)	(3,974,148)

Balance at June 30, 2006	33,817,076	33,829	62,259,035	(4,971,396)	(19,696,796)	37,624,672

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005 and from inception through June 30, 2006

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005	Period from May 7, 2003 ( Date of inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,217,686)	$(3,981,518)	$(19,696,796)
Realized and unrealized (gain) loss on investment	(261,010)	(67,969)	(327,658)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	50,000	50,000
Compensation expense related to stock option issuance	997,539	233,034	1,681,644
Depreciation and amortization	634,869	405,907	1,353,705
Gain on sale of stock in subsidiary	—	(2,292,800)	(2,292,800)
Minority interests	(1,602,234)	(1,010,814)	(3,373,996)
Decrease/increase in:			—
Receivables	(3,129)	(39,364)	(36,577)
Prepaid research expense	(269,757)	181,855	(361,424)
Other prepaid expenses	(165,726)	(167,061)	(310,711)
Restricted cash		50,773	—
Deposits	(54,046)	(77,061)	(154,467)
Accounts payable	(262,600)	(299,828)	9,453
Accrued expenses	920,211	247,209	1,151,649
Deferred revenue	153,213	143,750	259,463
Other liabilities	(106,250)	110,261	77,769
			—

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(10,236,666)	(6,513,626)	(21,807,996)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills	(18,575,915)	—	(18,575,915)
Purchase of property and equipment	(420,792)	(709,492)	(1,761,133)
Cash paid for interest in Nanotechnica		—	(4,000,000)
Cash paid for interest in Aonex	(1,000,000)	(1,000,000)	(5,000,000)
Cash paid for interest in Insert		(1,000,000)	(5,000,000)
Cash paid for interest in Calando	(2,890,668)	(2,000,000)	(4,890,668)
Cash paid for interest in NanoPolaris	(3,000,000)	(1,000)	(3,001,000)
Cash obtained from interest in Nanotechnica		—	4,000,000
Cash obtained from interest in Aonex	1,000,000	1,000,000	5,001,250
Cash obtained from interest in Insert		1,000,000	5,379,594
Cash obtained from interest in Calando	2,000,000	2,000,000	4,000,000
Cash obtained from interest in NanoPolaris	3,000,000	1,000	3,001,000
Proceeds from sale of marketable securities - US Treasury Bills	4,888,399	—	4,888,399
Proceeds from sale of stock in subsidiary	—	2,640,000	2,424,924
Proceeds from sale of investments	80,146	489,768	569,914
Proceeds from sale of investments Payment for patents	(205,948)	(48,373)	(304,321)
Restricted cash		—	50,773

NET CASH USED IN INVESTING ACTIVITIES	(15,124,778)	2,371,903	(13,217,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	19,582,479	20,706,764	51,713,230

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,582,479	20,706,764	51,713,230

NET INCREASE (DECREASE) IN CASH	(5,778,965)	16,565,041	16,688,051
CASH AT BEGINNING OF PERIOD	22,467,016	8,552,667	—

CASH AT END OF PERIOD	$16,688,051	$25,117,708	$16,688,051

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$—	$2,400	$11,100

SUPPLEMENTAL NON CASH TRANSACTIONS

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutics, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the closing.

On March 31, 2006 Arrowhead purchased 964,000 shares of Calando Pharmaceuticals, Inc. common stock from minority stockholders of Calando for $1,928,000 consisting of $850,668 and 208,382 newly issued shares of Arrowhead Common Stock valued at $1,077,333. The 208,382 shares of Arrowhead common stock were valued based on the average closing price of Arrowhead’s Common Stock on NASDAQ during the last ten days prior to the date of the closing.

On June 13, 2005, NanoPolaris, Inc. purchased the net assets and name of Unidym, Inc. for $25,000 in cash, the assumption of certain liabilities not to exceed $75,000 and 735,000 of newly issued shares of NanoPolaris Common Stock with a preliminary value, estimated by management, of $154,350.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

June 30, 2006

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

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead is a development stage nanotechnology company commercializing products and technologies through majority-owned subsidiaries and partnerships with universities and government labs. Currently, operations conducted by Arrowhead and its subsidiaries consist primarily of technological research and development.

Nanotechnology generally refers to the investigation, design, and manipulation of matter at the atomic, molecular, or macromolecular levels. Due to their size and unique properties, nanoscale materials, devices, and systems are being used in a variety of commercial applications and are expected to have broad impact across many industries.

Arrowhead has three strategic components to its business model:

•	Outsourced R&D Program: Arrowhead identifies patented or patent-pending technologies at universities or government labs and funds additional development of those technologies in exchange for the exclusive right to license and commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions provides Arrowhead with a cost-effective development pipeline. At June 30, 2006, Arrowhead is supporting efforts in drug discovery tools, stem cell technology and, nanoelectronics, at the California Institute of Technology, Stanford University and, Duke University. On August 3, 2006, Arrowhead announced a collaboration with the University of Florida to further develop flexible thin film electronic devices.

•	Commercialization Program: After prototypes have been sufficiently developed in the laboratories, Arrowhead forms or acquires majority-owned subsidiaries to commercialize the technology and provides the subsidiaries with strategic, managerial and operational support. By doing so, each research team is able to maintain focus on its specific technology and each management team can focus on specific markets, increasing the likelihood of successful technological development and commercialization. At June 30, 2006, Arrowhead owns majority interest in subsidiaries commercializing diverse technologies, including anti-cancer drugs, RNAi therapeutics, compound semiconductor materials and nanotube technology.

•	The Patent Toolbox: Arrowhead has acquired or exclusively licensed patents and patent applications covering a broad range of nanotechnology. The Company actively adds to and manages its intellectual property portfolio.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company has had no revenue from product sales since its inception. The Company has generated some revenue from collaboration agreements, licensing and grants.

Summary of Significant Accounting Policies

Basis of Presentation—This report on Form 10-Q for the quarter ended June 30, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005 filed with the SEC on December 22, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 2006 are not necessarily indicative of the results that might be expected for the year ending September 30, 2006.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”) and NanoPolaris, Inc. (“NanoPolaris”), which name has been changed to Unidym. Nanotechnica, Inc. (“Nanotechnica”), which the majority of its stockholders voted to dissolve on June 3, 2005, is included in the results for the three months and nine months ended June 30, 2005 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the condensed consolidated statements of operations and the balance sheets.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, patents, goodwill, minority- interest common stock and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes relating to the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has a portion of its excess cash in two “Diversifier Accounts” at the same financial institution. The “Diversifier Accounts” invest in other bank issued CD’s in amounts of $100,000, each of which are fully insured by FDIC. The Company has a Wealth Management Account at the same financial institution which invests in higher yield money market accounts and in government securities. At June 30, 2006, the Company had uninsured cash deposits totaling $21,963,990, which includes $14,320,488 invested in U.S. government securities. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the life of the lease.

Intellectual Property—At June 30, 2006, intellectual property consists of patents and patent applications licensed or purchased totaling $570,983. The purchased patent applications are being amortized over three years. The Company’s additional capital investment in Insert has been recorded as an increase in the value of the patent held by Insert. The additional patent value is $3,301,190 and is being amortized over the life of this patent. As of June 30, 2006, the patent has 147 months until its expiration. The accumulated amortization of patents totaled $381,444 at June 30, 2006. The majority of the Nanotechnica patents were transferred from Nanotechnica to Arrowhead in June 2005. The transferred patents were returned to the California Institute of Technology in January 2006.

Goodwill—Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. To date, no such impairment has been recorded. Goodwill at June 30, 2006 consisted of $999,000 for Aonex and $3,508,427 for Calando in accordance with the preliminary purchase accounting for the March 31, 2006 transaction described in Note 3: Investment in Subsidiaries.

Revenue Recognition—The Company recognizes license fee revenue on a straight-line basis over the term of the license. Development fees, milestone fees, collaboration fees and grant revenues are recognized upon the completion and payment of services or achievement of the mutually agreed upon milestones.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, “Accounting for Research and Development Costs.”

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants and warrants of the Company. For three-month period ended June 30, 2006 and nine-month periods ended June 30, 2006 and 2005 respectively, their effect was anti-dilutive.

Accounting for Stock-Based Compensation. The Company has adopted the retrospective method of implementing SFAS 123R. Therefore, the financials for the three month and nine month periods ended June 30, 2006 have been adjusted to reflect the accounting and expensing of the fair value of the stock based awards.

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

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the three month and nine month periods ended June 30, 2006 and 2005 respectively include the accounts of Arrowhead and its subsidiaries, Aonex, Calando, Insert and NanoPolaris/Unidym. Nanotechnica (which a majority of its shareholders voted to dissolve on June 3, 2005) is included in the results for the three month and nine month periods ended June 30, 2005 only as Loss from Discontinued Operations of Nanotechnica, Inc. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead purchased 1,000,000 shares of Series A Preferred Stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’s Board of Directors. Since its initial investment on April 20, 2004, Arrowhead has provided $3,000,000 of additional capital to Aonex, including $1,000,000 provided in February 2006.

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

On June 30, 2005, Arrowhead sold 2,640,000 shares of its Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,424,924.

As of June 30, 2006, Arrowhead owns 68.3% of the outstanding, voting securities of Insert. Since its initial investment on June 4, 2004, Arrowhead has provided $4,000,000 of additional capital to Insert.

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

On March 31, 2006, Arrowhead purchased 5,000,000 shares of Calando’s Series A Preferred Stock for $3,000,000. The preferred shares are convertible to common stock on a one to one basis, are entitled to a non-cumulative dividend of eight percent (8%) and have a liquidation preference over the common stock. Concurrent with the Series A purchase, Arrowhead purchased 964,000 shares of common stock for $2.00 per share from minority shareholders. The $1,928,000 payment for the purchase of Calando common stock consisted of $850,667 in cash and 208,382 in shares of Arrowhead common stock with an estimated value of $1,077,333 or $5.17 per share based on the average closing price of Arrowhead’s common stock during the last ten days prior to the transaction closing. At March 31, 2006, the $850,667 cash portion of the payment was included in accounts payable until payment was made on April 10, 2006.

As a result of the transactions described above, Arrowhead increased its ownership from 58.2% to 83.2% of the outstanding, voting stock of Calando. Arrowhead has direct ownership of 80.6% of the outstanding, voting stock of Calando and indirectly, through Insert, controls another 2.6% of the outstanding, voting stock. Two of Calando’s founders have warrants for Calando common stock that, if exercised, would reduce Arrowhead’s direct and indirect ownership from 83.2% to 68.3%.

On March 31, 2006, Arrowhead entered into an Agreement with Calando to provide up to $7,000,000 of additional capital to Calando subject to the attainment of certain milestones in its preclinical testing, clinical testing and related approval processes. Should Arrowhead elect not to make the additional capital contributions, the preferred stock conversion right of one to one will be adjusted to approximately three to one.

NanoPolaris, Inc./ Unidym, Inc.

On April 4, 2005, Arrowhead founded NanoPolaris as a wholly owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000.

On June 13, 2006, NanoPolaris acquired substantially all of the net assets and the name of Unidym, a Los Angeles company that develops carbon nanotube-based electronics. The net assets acquired include Unidym’s intellectual property, prototypes, and equipment, for a purchase price consisting of $25,000 in cash and assumption of $75,000 of liabilities and shares of NanoPolaris common stock, with an estimated value of $154,350, equal to 11.9% (10% on a fully diluted basis) of NanoPolaris' outstanding voting stock, at closing. At the closing, Arrowhead Research invested $3,000,000 in NanoPolaris and committed up to $4 million of additional capital to NanoPolaris, with $2 million to be paid on the first anniversary of closing and the remaining $2,000,000 to be paid on the second anniversary of the closing. Subsequent to June 30, 2006, NanoPolaris has changed its name to Unidym, Inc.

Nanotechnica, Inc.—Discontinued Operations

In the third quarter of FY 2005, the Company determined that the progress being made by Nanotechnica in commercializing microfluidics technology was not progressing satisfactorily and the market potential was uncertain. Therefore, on June 3, 2005, a majority of the stockholders of Nanotechnica voted to dissolve the company. Because of Arrowhead’s liquidation preference as Series A Preferred Stockholders, $2.8 million in cash was remitted to Arrowhead along with $213,000 of the other remaining assets. Arrowhead has discontinued development efforts related to microfluidics and returned the applicable patents to Caltech. The losses incurred by Nanotechnica are segregated on the Consolidated Statement of Operations as Loss from Operation of Discontinued Nanotechnica, Inc. Nanotechnica had no revenue in either FY 2004 or FY 2005.

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

At June 30, 2006, 33,817,076 shares of common stock were outstanding. At June 30, 2006, 1,748,500 shares and 5,000,000 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through June 30, 2006, options to purchase 1,748,500 shares were outstanding under the 2000 Stock Option Plan and options to purchase 2,891,833 shares were outstanding under the 2004 Equity Incentive Plan.

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

The following table summarizes information about warrants outstanding at June 30, 2006:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	9.6	$5.04

NOTE 5: LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
Pasadena	3,653 sq ft	$6,575	December 27, 2004	25 Months
New York (2)	130 sq ft	$3,350	September 15, 2005	12 Months
Aonex	4,000 sq ft	$7,211	July 1, 2004	48 Months
Calando (3)	2,755 sq ft	$4,821	May 16, 2005	24 Months
Calando	7,000 sq ft	$12,944	June 1, 2006	18 Months
Insert	4,354 sq ft	$11,761	June 1, 2006	36 Months

(1)	Arrowhead leased new corporate office space in Pasadena, which it occupied beginning March 1, 2006. The new lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease. The lease for the prior corporate office space terminated on February 28, 2006.

(2)	In September, Arrowhead opened an office in New York City and has one employee working out of that office. The rent for the first six months is $1,675 per month. For the second six months, the rent is $3,350 per month.

(3)	Calando is in the process of moving into laboratory space previously occupied by Insert. Calando’s previous landlord and agreed to accept a $25,000 payment in exchange for early termination of this lease agreement.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At June 30, 2006, the future minimum commitments by Fiscal Year remaining under leases are as follows:

	Facilities Leases	Equipment Leases
FY 2006 (3 months)	$202,751	$5,227
FY 2007	$624,883	$19,222
FY 2008	$452,782	$7,550
FY 2009	$302,813	$3,460
FY 2010 & Beyond	$348,344	—

Facility and equipment rent expense for the three-month and nine-month periods ended June 30, 2006 was $185,587 and 495,265, respectively. Facility and equipment rent expense for the three-month and nine-month periods ended June 30, 2005 was $92,547 and $248,089 respectively. From inception to date, rent expense totals $947,190.

NOTE 6: COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of June 30, 2006, Arrowhead held a majority of the voting stock of the following four subsidiaries (the “Subsidiaries”):

Subsidiary	%Ownership	Technology/Product Focus
Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterial process with initial emphasis on high efficiency solar cells
Insert Therapeutics, Inc. acquired June 4, 2004	68.3%	Nano-engineered drug delivery system, beginning clinical trials with first anti-cancer compound
Calando Pharmaceuticals, Inc. founded February 20, 2005	83.2%*	Nano-engineered RNAi Therapeutics
NanoPolaris, Inc./Unidym, Inc. founded April 4, 2005	88.1%	Developing strategic opportunities for the commercialization of nanotube-based products.

*	Arrowhead has direct ownership of 80.6% of the outstanding, voting stock of Calando and indirectly, through Insert, controls another 2.6% of the outstanding, voting stock.

Arrowhead holds a majority interest in each of Aonex, Insert, Calando and NanoPolaris/Unidym and provided capital to each company in exchange for Arrowhead’s ownership interest in each subsidiary, as well as the right to appoint a majority of each Subsidiary’s Board of Directors. Arrowhead has made all capital contributions pursuant to its original investments and capital contribution agreements with each subsidiary.

On March 31, 2006, Arrowhead and Calando entered into a second Agreement to Provide Additional Capital which provides for the contribution of $7,000,000, subject to the attainment of certain milestones. If Arrowhead elects not to provide additional capital pursuant to this agreement, Arrowhead would forfeit approximately 7% of its interest in Calando.

On June 13, 2006 , Arrowhead and NanoPolaris/Unidym entered into an Agreement to Provide Additional Capital which provides for the contribution of $4,000,000, subject to the attainment of certain milestones. If Arrowhead elects not to provide additional capital pursuant to this agreement, Arrowhead would forfeit approximately 21.7% of its interest in NanoPolaris/Unidym on a fully diluted basis.

Outsourced Research and Development

Outsourced sponsored research expense for the three month and nine month periods ended June 30, 2006 was $406,412 and $890,681, respectively. Outsourced sponsored research expense for the three month and nine month periods ended June 30, 2005 was $254,761 and $588,690, respectively.

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of June 30, 2006	Prepaid Amt as of June 30, 2006
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes
(Dr. Jie Liu)
Dec. 1, 2005-Nov. 30, 2007 (2 years)	$600,000	$300,000	$231,730	$0

The initial payment of $108,974 was paid in February 2006 with eight quarterly payments of $61,378 beginning March 1, 2006.

Sponsored Research Agreement—California Institute of Technology

The terms of the sponsored research agreement between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Total estimated project cost	Annual Cost	Amount paid as of June 30, 2006	Prepaid Amt as of June 30, 2006
Drug Discovery & Diagnostics
(Dr. C. Patrick Collier)
Oct. 1, 2003-Sept. 30, 2008 (5 years)	$1,393,806	$280,292	$736,228	$73,135

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

Research Project	Total estimated project cost	Annual Cost	Amount paid as of June 30, 2006	Prepaid Amt as of June 30, 2006
Microchip-based Biological Signal Delivery
(Dr. Nicholas Melosh)
July 1, 2005 – June 30, 2007 (2 years)	$600,000	$300,000	$390,000	$65,000

Sponsored Research Agreement—Lucile Packard Children’s Hospital

Arrowhead agreed to contribute $100,000 to Stanford’s Lucile Packard Children’s Hospital to fund a project to identify how new technologies, such as nanotechnology and stem cell technology, can address existing clinical needs. This amount was paid at a rate of $25,000 per quarter commencing July 1, 2005 through June 30, 2006. As of June 30, 2006, the full $100,000 has been contributed.

NOTE 7. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,748,500 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Equity Incentive Plan reserves 5,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan.

Arrowhead accounts for employee stock option grants in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93

Granted	775,000	3.89
Canceled	—	1.00
Exercised	(4,000)	1.00

Balance at December 31, 2005	4,210,000	2.29

Granted	165,000	4.70
Canceled	—	—
Exercised	—	—

Balance at March 31, 2006	4,375,000	2.38
Granted	925,000	5.74
Canceled	(644,167)	3.78
Exercised	(15,500)	2.16

Balance at June 30, 2006	4,640,333	2.86
Exercisable at June 30, 2006	1,902,553	1.98

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – $6.36	4,640,333	8.8	$2.86

The Company has applied SFAS 123R on a retrospective basis for FY 2006. Therefore, the loss for the three months of FY 2005, ended June 30, 2005, has been increased from $2,917,116 to $2,965,701. The loss for the first nine months of FY 2005 has been increased from $3,880,146 to $3,981,518 to reflect amortization of the fair value of options awarded to employees prior to the adoption of SFAS 123R. Arrowhead’s accumulated deficit at September 30, 2005 has been adjusted by $262,106 to reflect the retrospective application of SFAS 123R. For the three month and nine month periods ended June 30, 2006, the stock based compensation expense is $365,712 and $997,539, respectively.

The estimated fair value of the options granted by Arrowhead and the value for the accelerated stock options for the three month and nine month periods ended June 30, 2006 is $2,263,361 and $3,992,521, respectively.

The aggregate fair value of options granted by Aonex, Calando, or Insert for the nine month period ended June 30, 2006 is $8,702.

The fair value of options granted during the nine months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 25% to 50%, risk-free interest rate of 4.94% to 5.25%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the nine months ended June 30, 2006 was estimated at $2.30 and the weighted-average exercise price was estimated at $4.74.

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

For the three month and nine month periods ended June 30, 2006, the Company had consolidated losses of $3,974,148 and $10,217,686, respectively. For the nine month period ended June 30, 2005, the Company had a consolidated loss of $3,981,518. The losses result in a deferred income tax benefit of approximately $1,569,788 and $4,035,986 for the three months and nine months ended June 30, 2006 and $1,549,127 for the nine months ended June 30, 2005, offset by an increase in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 9: SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reportable segments are strategic business units that offer different products and services.

Grant and collaboration agreements are not considered to be product or licensing revenue as the Company’s plan of operations is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs. In the quarter ended June 30, 2005, Calando accrued the first commercial license agreement revenue totaling $150,000 covering the period June 15, 2005 through June 14, 2006. License fees from Calando’s commercial license fees recorded as revenue were $31,250 and $106,250 for the three month and nine month periods ended June 30, 2006. The customer is located in North America.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in the first nine months of FY 2006 or FY 2005.

NOTE 11. SUBSEQUENT EVENTS

On June 2, 2006, by mutual agreement, Mr. Leon Ekchian stepped down from his position as President and Director of the Company. On August 9, 2006, a Severance Agreement and General Release between the Company and Mr. Ekchian became effective and it provides Mr. Ekchian with a lump sum payment of $280,000 and extends Mr. Ekchian’s vested options to purchase 50,000 shares of the Company’s Common Stock until the close of business on December 31, 2006, and immediately vests Mr. Ekchian’s unvested options in the amount of 83,333 shares of the Common Stock with an exercise price of $3.90 per share of Common Stock, which options will be immediately exercisable until the close of business on December 31, 2006, after which time, these options shall expire and shall not be exercisable. The total estimated value of the payments and options is $379,140 and that amount has been accrued in the operating results of the Company as of June 30, 2006.

On July 25, 2006 Arrowhead announced is majority owned subsidiary, NanoPolaris Inc., changed its name to Unidym, Inc.

On August 3, 2006 the Company announced the beginning of a collaboration with Dr. Andrew Rinzler to further develop flexible electronic devices made at the University of Florida. Arrowhead will have the first option to exclusively license and commercialize the technology. Under the sponsored research agreement with the University of Florida, Arrowhead will provide $647,000 over a two year period to develop optimized thin film transistors devices and prototypes of thin film transistor arrays.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arrowhead is a development stage nanotechnology company commercializing products and technologies through majority-owned subsidiaries and partnerships with universities and government labs. Currently, operations conducted by Arrowhead and its subsidiaries consist primarily of technological research and development. It could take a long time to bring products to market, and success is uncertain.

Nanotechnology generally refers to the investigation, design, and manipulation of matter at the atomic, molecular, or macromolecular levels. Due to their size and unique properties, nanoscale materials, devices, and systems are being used in a variety of commercial applications and are expected to have broad impact across many industries.

Arrowhead is a development-stage company and has three strategic components to its business model:

•	Outsourced R&D Program: Arrowhead identifies patented or patent-pending technologies at universities or government labs and funds additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions provides Arrowhead with a cost-effective development pipeline. At June 30, 2006, Arrowhead is supporting efforts in drug discovery tools, stem cell technology and nanoelectronics at the California Institute of Technology, Stanford University, and Duke University, respectively. On August 3, 2006, Arrowhead announced a collaboration with the University of Florida to further develop flexible thin film electronic devices.

•	Commercialization Program: After prototypes have been sufficiently developed in the laboratories, Arrowhead forms or acquires majority-owned subsidiaries to commercialize the technology and provides the subsidiaries with strategic, managerial and operational support. By doing so, each research team is able to maintain focus on its specific technology and each management team can focus on specific markets, increasing the likelihood of successful technological development and commercialization. At June 30, 2006, Arrowhead owns majority interest in subsidiaries commercializing diverse technologies, including anti-cancer drugs, RNAi therapeutics, compound semiconductor materials and nanotube technology.

•	The Patent Toolbox: Arrowhead has acquired or exclusively licensed patents and patent applications covering a broad range of nanotechnology. The Company actively adds to its intellectual property portfolio.

The Company was founded in May 2003. Since inception, the Company has generated significant losses. Operations have been funded primarily through the sale of common stock. Since inception, the Company’s accumulated deficit is approximately $19.7 million. Revenues have come primarily from grants, development fees and a license agreement as the Company has no products ready for sale or broad commercial licensing. Since inception, the Company has focused on establishing or acquiring operating subsidiaries, sponsoring internal and external research and development, acquiring intellectual property rights, hiring management and technical staff and raising capital. At June 30, 2006, the Company has four majority owned operating Subsidiaries, Aonex Technologies, Inc. (“Aonex”), Calando Pharmaceuticals, Inc. (“Calando”), Insert Therapeutics, Inc. (“Insert”), and NanoPolaris, Inc. which name was changed to Unidym.

Aonex’s technology development efforts are directed toward commercializing a method for manufacturing semiconductor nanomaterials.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. Insert’s first investigational new drug application for its first drug candidate, IT-101, was approved by the U.S. Food and Drug Administration in March 2006. IT-101 is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound. A Phase I study for IT-101 is being conducted at the City of Hope, in Duarte, California.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies.

NanoPolaris/Unidym assembled exclusive commercial rights to nanotube materials and processes developed at several universities. NanoPolaris continues to consolidate technologies and intellectual property in this field. On June 13, 2006, NanoPolaris acquired the net assets, including the name, of Unidym, a Los Angeles-based company that develops carbon nanotube electronics. On August 3, 2006, NanoPolaris changed its name to Unidym, Inc.

The Company had a consolidated loss of $3,974,148 for the quarter ended June 30, 2006 versus a consolidated loss of $2,965,701 for the same period of the previous fiscal year. During the second quarter of FY 2005, the company recognized a gain of $2.3 million applicable to the sale to third parties of a portion of Arrowhead’s ownership in Insert Therapeutics, Inc.

The consolidated loss for the nine month period ended June 30, 2006 was $10,217,686 versus a consolidated loss of $3,981,518 for the same period of the previous year. The consolidated net loss for the nine month period ended June 30, 2005 would have been $6,274,318 but the loss was reduced by the gain mentioned above.

The increase in the consolidated loss adjusted for the one time gain occurred primarily in four areas. First, staffing has increased as the Company has grown. Staff has been added at all levels within the company to accommodate the increase in development efforts, the addition of Unidym and the increase in general and administrative responsibilities and the need to comply with Sarbanes Oxley. Second, Insert incurred major expenses during the first nine months of FY 2006 related to preclinical research, to filing the Investigational New Drug Application with the U.S. Food and Drug Administration, to obtaining sufficient IT-101 drug inventories to be able to enter Phase I Clinical Trials and finally to pay for all the advance preparation required to enter the trials. Third, legal expenses increased as the company completed a private placement, recapitalized Calando, acquired the net assets of Unidym, examined or reviewed new potential deals and maintained patents licensed from Caltech. Fourth, facilities cost increased due to moving facilities, expanding existing space and the establishment of new facilities to meet growth of or to house new subsidiaries.

The analysis below details the operating expenses and discusses the increased expenditures within the major categories.

For purposes of comparison, the amounts for the three month and nine month periods ended June 30, 2006 and 2005 are shown in the tables below. Certain prior period amounts have been reclassified to conform with current period presentation.

The amounts for each period have been adjusted to include the adoption of SFAS 123R and to eliminate Nanotechnica from continuing operations.

Salary & Wage Expenses

(in thousands)

	Three Months Ended June 30 2006	% of expense category	Three Months Ended June 30 2005	% of expense category	Increase (Decrease)
					$	%
G&A – compensation-related	$1,052	52%	$433	62%	$619	143%
Stock-based compensation	$366	18%	$59	8%	$307	522%
R&D – compensation-related	$619	30%	$209	30%	$410	196%

Total	$2,037	100%	$701	100%	$1,336	191%

	Nine months Ended June 30 2006	% of expense category	Nine months Ended June 30 2005	% of expense category	Increase (Decrease)
					$	%
G&A – compensation-related	$2,131	44%	$734	41%	$1,397	190%
Stock-based compensation	$997	20%	$230	13%	$767	333%
R&D – compensation-related	$1,738	36%	$823	46%	$915	111%

Total	$4,866	100%	$1,787	100%	$3,079	172%

The increase in G&A related compensation is the result of hiring and subsequent departure of a new President for Arrowhead and the associated severance. Hiring other executive management for Arrowhead and its subsidiaries and additional support staff to service the Company and its Subsidiaries in the areas of Sarbanes-Oxley implementation, human resources and accounts payable. The increase in stock based compensation is related to the issuance of stock options to existing and new employees and expense booked pursuant to the adoption of SFAS 123R which requires expensing of stock-based compensation for all options granted. Finally, the R&D compensation increase is the result of hiring additional technical staff as the Company’s Subsidiaries increase the pace of development. The Company expects that Salaries & Wages will continue to grow during FY 2006 as more people are hired to support development and administration of the Company.

General & Administrative Expenses

(in thousands)

	Three Months Ended June 30 2006	% of expense category	Three Months Ended June 30 2005	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$594	41%	299	38%	$295	99%
Facilities	$247	17%	173	22%	$74	43%
Patent expense	$134	9%	10	1%	$124	1,240%
Travel	$72	5%	34	4%	$38	112%
Business insurance	$105	8%	47	6%	$58	123%
Depreciation	$86	6%	70	9%	$16	23%
Other	$202	14%	163	20%	$39	24%

Total	$1,440	100%	$796	100%	$644	81%

	Nine months Ended June 30 2006	% of expense category	Nine months Ended June 30 2005	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$1,325	35%	612	35%	$713	117%
Facilities	$702	18%	429	24%	$273	64%
Patent expense	$568	15%	45	3%	$523	1,162%
Travel	$182	5%	105	6%	$77	73%
Business insurance	$195	5%	99	6%	$96	97%
Depreciation	$251	7%	200	11%	$51	26%
Other	$568	15%	275	15%	$293	107%

Total	$3,791	100%	$1,765	100%	$2,026	115%

The major increases in non-compensation related general and administrative expenses are the result of legal and professional fees associated with subsidiary stock purchases, capital contributions to subsidiaries, the acquisition of the net assets of Unidym and strategic initiatives and Sarbanes-Oxley compliance. Arrowhead has incurred additional expense for new or expanded leases as subsidiaries are established or expanded. Facilities related expenses are expected to increase in FY 2006 with the Company’s move to larger corporate offices and from both Insert’s and Calando’s moves into new laboratory facilities. The increase in patent expense during the nine month period relates primarily to the accrual of $300,000 of patent expenses owed to Caltech for patent & patent applications that Insert licenses from Caltech and NanoPolaris/Unidym related activities. Insurance increased as a result of increases in limits and coverages. Travel increased as the Company management pursues new initiatives and collaborations with others.

Research and Development Expenses

(in thousands)

	Three Months Ended June 30, 2006	% of expense category	Three Months Ended June 30, 2005	% of expense category	Increase (Decrease)
					$	%
R&D contract labor	$346	32%	$155	11%	$191	123%
Laboratory supplies & services	$326	30%	$787	59%	$-461	-59%
Sponsored research	$306	28%	$255	19%	$51	20%
Depreciation-R&D-related	$56	5%	$58	4%	$-2	-3%
Other research expenses	$47	5%	$90	7%	$-43	-48%

Total	$1,081	100%	$1,345	100%	$-264	-20%

	Nine months Ended June 30, 2006	% of expense category	Nine months Ended June 30, 2005	% of expense category	Increase (Decrease)
					$	%
R&D contract labor	$1,687	43%	$525	21%	$1,162	221%
Laboratory supplies & services	$1,027	26%	$1,089	45%	$-62	-6%
Sponsored research	$891	23%	$589	24%	$302	51%
Depreciation-R&D-related	$170	4%	$136	6%	$34	25%
Other research expenses	$165	4%	$93	4%	$72	77%

Total	$3,940	100%	$2,432	100%	$1,508	62%

Insert received approval for its Investigational New Drug (IND) application from the Federal Drug Administration (FDA) for its lead anti-cancer therapeutic, IT-101 on March 14, 2006 and began Phase I clinical trails in the third quarter of calendar 2006. In advance of the clinical trials, Insert was required to pay the cost to manufacture the entire amount of, IT-101 necessary to complete the Phase I clinical trial. It is the company’s policy to expense the cost of the supplies when received. Laboratory supplies & services decreased compared to the same period in the prior year as the cost of the supplies necessary for the clinical trials, of approximately $1,283,000 were expensed in prior quarters. Also, Insert completed the large mammal studies, begun in FY 2005, required as part of the IND process and those expenses are included in earlier quarters. While a purchase of supplies and animal studies of this magnitude is not a normal recurring expense, the continued development of new products in Insert, Calando, Aonex, NanoPolaris/Unidym will result in increased R&D expenses in the future.

The Company continues to sponsor research at Caltech, Duke, Stanford and has entered into a new sponsored research agreement with the University of Florida. The number of research projects can fluctuate from time to time as the Company adds or terminates projects. The increase in sponsored research expense in the three month and nine month periods ended June 30, 2006 compared to the three month and nine month periods ended June 30, 2005 is in large part due to the expense of the Duke and the Stanford projects. Each project has an annual cost of $300,000 over two years and neither project was in place in FY 2005.

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

In June 2005, Calando entered into the Company’s first commercial licensing deal whereby Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT) for the combination of Calando’s polymeric RNA interference (“RNAi”) delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus (“HCV”). Under this license agreement, Calando received an upfront payment of $150,000, which was amortized over 12 months. For the quarter ended June 30, 2006, the Company recognized $37,750 in revenue applicable to this agreement. The Company is actively pursuing other license deals.

For the three month and nine month periods ended June 30, 2006, $181,250 and $406,250, respectively, in revenue was generated primarily related to development fees paid to Calando by Benitec. The $150,000, license fee was recognized ratably over the past 4 quarters a rate of approximately $31,250 per quarter. During the quarter, Aonex recognized another $20,000 related to an SBIR grant. Year to date Aonex has recognized $70,000 in SBIR grant revenue. Grants and development fees continue into FY 2006, but there can be no assurance that subsequent grants will be forthcoming.

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

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of June 30, 2006, the Company’s accumulated deficit including minority interest was $23.1 million. As of June 30, 2006, the Company had $30.6 million in cash and marketable securities compared to $22.5 million in cash and marketable securities at September 30, 2005. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through FY 2006 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its subsidiaries will continue to add staff, property, and equipment during FY 2006. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At June 30, 2006, the Company had a commitment to provide an additional $7 million to Calando, and $4 million to NanoPolaris/Unidym if certain milestones are reached. The Company believes that the cash on hand at June 30, 2006 is sufficient to meet all existing obligations and fund existing operations beyond the end of FY 2007.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of June 30, 2006, the Company had raised approximately $52 million through the sale of Common Stock and the exercise of Warrants. New business opportunities may require additional cash resources. In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and U.S. government grants.

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

On June 2, 2006, by mutual agreement, Mr. Leon Ekchian stepped down from his position as President and Director of the Company. On August 9, 2006, a Severance Agreement and General Release entered into between the Company and Mr. Ekchian became effective and it provides Mr. Ekchian with a lump sum payment of $280,000 and extends Mr. Ekchian’s vested options to purchase 50,000 shares of the Company’s Common Stock until the close of business on December 31, 2006, and immediately vests Mr. Ekchian’s unvested options in the amount of 83,333 shares of the Common Stock with an exercise price of $3.90 per share of Common Stock, which options will be immediately exercisable until the close of business on December 31, 2006, after which time, these options shall expire and shall not be exercisable.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description

3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2

Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”) (2)

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005 (3)

3.4	Bylaws (1)

4.1	Form of Registration Rights Agreement dated January 24, 2006 (4)

4.2	Form of Warrant to Purchase Common Stock issued January 24, 2006 (4)

10.1**

Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option) (5)

10.2**	Copy of the Arrowhead Research Corporation 2004 Stock Option Plan (6)

10.3**	Copy of the Arrowhead Research Corporation Non-employee Director Compensation Policy (7)

10.4	Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates (4)

10.5	Series A Preferred Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. dated June 30, 2006 (8)

10.6	Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals, Inc. (8)

10.7	Common Stock Transfer Agreement among Arrowhead Research, Mark Davis, John Petrovich and John Rossi (8)

10.8	Severance Agreement and General Release between Arrowhead Research Corporation and Leon Ekchian*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President & Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President & Principal Financial Officer*

*	Filed herewith.

**	Indicates compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.

(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.

(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.

(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.

(5)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.

(6)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2005.

(7)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended September 30, 2005, filed by registrant on December 22, 2005.

(8)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on April 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2006

ARROWHEAD RESEARCH CORPORATION

BY:	/s/ JOSEPH T. KINGSLEY
Joseph T. Kingsley
President & Chief Financial Officer