Form 10-Q
period 2006-12-31
ARROWHEAD RESEARCH CORP
filed 2007-02-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,233,127 as of February 8, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2006 (unaudited) and September 30, 2006	3

Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 and from inception through December 31, 2006 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity for the period from inception to December 31, 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and from inception through December 31, 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	25

SIGNATURES	27

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited)
	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,266,834	$28,020,304
Marketable securities at fair market value - US Treasury Bills	—	—
Grant receivable, net of allowance for doubtful account of $0	3,697	3,697
Other receivables	33,520	70,517
Prepaid sponsored research, Note 6.	302,128	358,020
Other prepaid research	1,417	7,600
Other prepaid expenses	199,298	315,653

TOTAL CURRENT ASSETS	28,806,894	28,775,791

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	548,919	544,823
Research equipment	1,447,532	1,375,595
Software	68,969	68,969
Leasehold improvement	409,245	369,699

	2,474,665	2,359,086

Less: Accumulated depreciation and amortization	(1,214,692)	(1,088,105)

NET PROPERTY AND EQUIPMENT	1,259,973	1,270,981

INTANGIBLE AND OTHER ASSETS
Rent deposit	113,311	161,469
Patents, Note 1.	3,250,497	3,354,487
Goodwill	963,150	963,150

TOTAL OTHER ASSETS	4,326,958	4,479,106

TOTAL ASSETS	$34,393,825	$34,525,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, Note 1.	$391,611	$846,580
Accrued expenses	254,163	677,722
Payroll liabilities	369,470	233,932
Preferred stock liability	—	1,162,000
Deferred revenue	—	—

TOTAL CURRENT LIABILITIES	1,015,244	2,920,234

Minority interests	3,216,137	934,438
Commitment and contingencies, Note 6.

STOCKHOLDERS’ EQUITY, Note 4.
Common stock	34,241	34,156
Preferred stock	—	—
Additional paid-in capital	62,311,692	59,113,369
Accumulated deficit during the development stage	(32,183,489)	(28,476,319)

TOTAL STOCKHOLDERS’ EQUITY	30,162,444	30,671,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,393,825	$34,525,878

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Quarter ended December 31, 2006	Quarter ended December 31, 2005	Period from May 7, 2003 (Date of inception) to December 31, 2006
REVENUE	$11,092	$252,500	$1,393,539

OPERATING EXPENSES
Salaries	1,726,548	1,366,266	11,626,568
Consulting	231,406	118,478	2,328,408
General & administrative expenses	1,176,929	1,158,535	10,251,732
Research & development	1,349,849	1,722,393	14,521,974
Goodwill impairment & other charges	—	—	999,000

TOTAL OPERATING EXPENSES	4,484,732	4,365,672	39,727,680

OPERATING LOSS	(4,473,640)	(4,113,172)	(38,334,141)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	2,292,800
Realized & unrealized gain (loss) in marketable securities	—	3,266	382,264
Interest income	313,217	176,516	1,348,577
Other income	—	—	3,308
Minority interests	453,253	796,437	3,541,605

TOTAL OTHER INCOME (EXPENSES)	766,470	976,219	7,568,554

Loss from continuing operations	(3,707,170)	(3,136,953)	(30,765,587)
Loss from operation of discontinued Nanotechnica, Inc.	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)	—	—	(73,797)
Provision for income taxes	—	—	(1,600)

NET INCOME (LOSS)	(3,707,170)	(3,136,953)	(32,183,489)

Loss from continuing operations per share, basic and diluted	(0.11)	(0.11)
Loss from discontinued operations	—	—
Net income (loss) per share, basic and diluted	(0.11)	(0.11)

Weighted average shares outstanding, basic and diluted	34,181,399	27,987,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statement of Stockholders Equity

from inception to December 31, 2006

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:

Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762

Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Amortization of deferred compensation expense	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
				—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Amortization of deferred compensation expense	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30 ,2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467

Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975		150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Amortization of deferred compensation expense	—	—	1,270,339	—	1,270,339
Accelerated stock options			99,139		99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	$34,156	$59,113,369	$(28,476,319)	$30,671,206

Exercise of stock options	85,539	85	316,117	—	316,202
Amortization of deferred compensation expense	—	—	480,812	—	480,812
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity			2,401,394		2,401,394
Net loss for the three months ended December 31, 2006	—	—	—	(3,707,170)	(3,707,170)

Balance at December 31, 2006	34,229,127	$34,241	$62,311,692	$(32,183,489)	$30,162,444

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

For the three months ended December 31, 2006 and 2005 and from inception through December 31, 2006

(unaudited)

	Quarter ended December 30, 2006	Quarter ended December 30, 2005	Period from May 7, 2003 (Date of inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,707,170)	$(3,136,953)	$(32,183,489)
Realized (gain) loss on investment	—	(3,266)	(382,263)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	—	200,000
Stock issued for in-process research and development	—	—	1,077,333
Compensation expense related to stock option issuance	480,812	278,777	2,534,456
Depreciation & amortization	230,578	228,474	1,836,370
Impairment of goodwill	—	—	999,000
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(453,352)	(796,437)	(3,541,704)
Decrease/increase in:			—
Receivables	36,997	(3,252)	(37,217)
Prepaid research expense	62,075	(212,501)	(303,546)
Other prepaid expenses	116,356	72,516	(199,297)
Restricted cash	—		—
Deposits	48,158	(53,670)	(103,353)
Accounts payable	(454,871)	18,950	187,547
Accrued expenses	(423,560)	372,694	221,059
Deferred revenue		(37,500)
Preferred stock liability	(1,162,000)	—	—
Other liabilities	135,538	83,656	372,159
			—

NET CASH USED IN OPERATING ACTIVITIES	(5,090,439)	(3,188,512)	(31,452,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills			(18,575,915)
Purchase of property & equipment	(115,579)	(96,644)	(2,185,370)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	(5,150,000)	—	(10,150,000)
Cash paid for interest in Calando	—	—	(7,000,000)
Cash paid for interest in Unidym	—	—	(3,001,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	5,150,000	—	10,529,594
Cash obtained from interest in Calando	—	—	7,000,000
Cash obtained from interest in NanoPolaris	—	—	3,001,000
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of stock in subsidiary	—	—	2,424,924
Proceeds from sale of investments	—	80,145	569,913
Proceeds from sale of Insert Therapeutic’s stocks, net	5,136,346	—	5,136,346
Proceeds from sale of investments Payment for patents	—	—	(303,440)
Payment for patents		(160,660)
Restricted Cash	—	—	50,773

NET CASH USED IN INVESTING ACTIVITIES	5,020,767	(177,159)	6,386,340

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock & warrants, net	316,202	4,000	53,333,489

NET CASH PROVIDED BY FINANCING ACTIVITIES	316,202	4,000	53,333,489

NET INCREASE (DECREASE) IN CASH	246,530	(3,361,671)	28,266,834

CASH AT BEGINNING OF PERIOD	28,020,304	22,467,016	—

CASH AT END OF PERIOD	$28,266,834	$19,105,345	$28,266,834

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$3,200	$7,900	$14,300

SUPPLEMENTARY NON CASH TRANSACTIONS

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

Unless otherwise noted, (1) the term “Arrowhead Research” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms “Arrowhead,” the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its subsidiaries, whether conducted through Arrowhead Research or a subsidiary of the company, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation, the shareholders which consummated a stock exchange transaction with Arrowhead Research in January 2004 (the “Share Exchange”), (4) the term “Common Stock” refers to Arrowhead Research’s common stock, (5) the term “Warrant” refers to warrants to purchase Company Common Stock, and the term “stockholder(s)” refers to the holders of Common Stock, Warrants, and any other security convertible into Common Stock.

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation (“Arrowhead” or the “Company”) is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and, collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and diversifies risk. Currently, Arrowhead operates four majority-owned Subsidiaries commercializing nanotech products and applications and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

Arrowhead owns majority interest in its Subsidiaries, securing substantial participation in any success. Each subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic, and administrative resources. The Company’s four majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials. In the near term, Arrowhead expects to add to its portfolio through selective acquisition and formation of new companies.

In exchange for the exclusive right to license the resultant technology developed in sponsored laboratories, Arrowhead works with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. By funding university research, Arrowhead has the ability to evaluate the probability of technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment as well as a vibrant location that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company has had no revenue from product sales since its inception. The Company has had some revenue from licensing and from grants.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-Q for the quarter ended December 31, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 14, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that might be expected for the year ending September 30, 2007.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its Subsidiaries Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. ( formally known as NanoPolaris, Inc.) and Aonex Technologies, Inc. (“Aonex”). Nanotechnica, Inc. (“Nanotechnica”) is

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

included in the results as Loss from Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has a portion of its excess cash in three “Diversifier Accounts” at the same financial institution. The “Diversifier Accounts” invest in other bank issued CD’s in amounts of $100,000, each of which are fully insured by FDIC. The Company has a Wealth Management Account at the same financial institution which invests in higher yield money market accounts and in government securities. At December 31, 2006, the Company had uninsured cash deposits totaling $18,643,940. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At December 31, 2006, intellectual property consists of patents and patent applications licensed or purchased in the gross amount of $570,983. The purchased patent applications are being amortized over three years unless a patent is determined to have no foreseeable commercial value and is written down to $1. A portion of the Company’s investment in Insert has been allocated to the patents held by Insert. The Insert patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. As of December 31, 2006, the Insert patents have 143 months until its expiration. The accumulated amortization of patents totaled $621,677 at December 31, 2006.

Goodwill—Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. The goodwill of $999,000 for Aonex was written down to zero as of September 30, 2006. While Aonex remains an operating subsidiary, it has become clear that Aonex needs to partner with a larger company for further development and scale-up of its technology. Aonex has several candidates with which it is exploring possibilities. Goodwill at December 31, 2006 consisted of $963,150 for Calando.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants and warrants of the Company. For the quarters ended December 31, 2006 and 2005 respectively, the effect of options was anti-dilutive.

Recently Issued Accounting Standards—Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

NOTE 2: BASIS OF CONSOLIDATION

The consolidated financial statements for the quarters ended December 31, 2006 and 2005 respectively, include the accounts of Arrowhead and its Subsidiaries, Insert, Calando, Unidym and Aonex. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

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

In October 2006, Insert completed a $10.1 million private placement with a select group of accredited investors, including a $5 million follow-on investment by Arrowhead. The private placement offered units at $1.00 per unit, each unit consisting of a share of Series C-2 Preferred Stock and 40% warrant coverage to purchase shares of Series D Preferred Stock at an exercise price of $1.25 per share. The warrants are callable by Insert after July 1, 2007.

The $10.1 million raised by Insert in October 2006, resulted in a change in Arrowhead’s proportionate share of Insert’s equity. In accordance with Staff Accounting Bulletins Topic 5.H, Arrowhead’s increase in its proportionate share of Insert’s equity was recorded in consolidation as an equity transaction, increasing additional paid-in capital by $2,401,394.

As of September 30, 2006, Insert had received $1,162,000 in advance of completing the subscription agreements as part of the $10 million private placement. The $1,162,000 was recorded on the balance sheet as Preferred Stock Liability as at September 30, 2006. On October 27, 2006, Insert repaid Arrowhead $2,500,000 of working-capital loans and $42,501 of six percent (6%) simple interest incurred while the loans were outstanding.

After giving effect to Insert’s October 2006 financing, Arrowhead owns 64.4% of the outstanding, voting securities of Insert as of December 31, 2006 (Arrowhead’s ownership is 57.2% fully diluted). Since its initial investment of $1,000,000 on June 4, 2004, Arrowhead has provided $9,000,000 of additional capital to Insert.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000. Calando and Insert have entered into a license agreement giving Calando exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. A voting agreement between Arrowhead and certain shareholders in Calando gives Arrowhead the right to designate a majority of Calando’s Board of Directors. Arrowhead has provided $7,000,000 in additional capital to Calando, including $3,000,000 paid for Series A Preferred Stock.

On March 31, 2006, Arrowhead purchased 5,000,000 shares of Calando’s Series A Preferred Stock for $3,000,000. These preferred shares are convertible to common stock on a one-to-one basis, are entitled to a non-cumulative dividend of eight percent (8%) and have a liquidation preference over the common stock. Concurrent with the Series A purchase, Arrowhead purchased 964,000 shares of common stock for $2.00 per share from minority shareholders. The $1,928,000 payment for the purchase of Calando common stock consisted of $850,667 in cash and 208,382 in shares of Arrowhead common stock with an estimated value of $1,077,333 or $5.17 per share based on the average closing price of Arrowhead’s common stock during the last ten trading days immediately preceding the transaction closing.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

On March 31, 2006, Arrowhead entered into an Agreement with Calando to provide up to $7,000,000 of additional capital to Calando subject to the attainment of certain milestones in its preclinical testing, clinical testing and related approval processes. Should Arrowhead elect not to make the additional capital contributions, the conversion ratio of Series A Preferred Stock would be adjusted to a conversion ratio of approximately three to one.

On August 14, 2006 Arrowhead purchased 240,000 shares of Calando common stock from a minority shareholder for an aggregate purchase price of $480,000 or $2.00 per share.

As a result of the transactions described above, Arrowhead increased its ownership from 58.2% to 85.1% of the outstanding, voting stock of Calando. As of the fiscal year end, Arrowhead had direct ownership of 82.4% of the outstanding, voting stock of Calando and indirectly, through Insert, controlled another 2.7% of the outstanding, voting stock.

In October 2006, two of Calando’s founders exercised warrants for Calando common stock reducing Arrowhead’s combined direct and indirect ownership from 85.1% to approximately 69.8% as of December 31, 2006 (Arrowhead’s ownership is 63.9% fully diluted).

Unidym, Inc. (formally NanoPolaris, Inc.)

On April 4, 2005, Arrowhead founded NanoPolaris as a wholly-owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000.

On June 13, 2006, NanoPolaris acquired substantially all of the net assets and the name of Unidym, a Los Angeles company that develops carbon nanotube-based electronics. The net assets acquired include Unidym’s intellectual property, prototypes, and equipment, for a purchase price consisting of $25,000 in cash paid for laboratory equipment, the assumption of $75,000 of liabilities and shares of NanoPolaris common stock, with an estimated value of $154,350, equal to 11.9% (10% on a fully diluted basis) of NanoPolaris’ outstanding voting stock, at closing. At the closing, Arrowhead Research invested $3,000,000 in NanoPolaris and has the option to invest up to $4 million of additional capital to NanoPolaris, with $2 million to be paid on the first anniversary of closing and the remaining $2,000,000 to be paid on the second anniversary of the closing. In August 2006, NanoPolaris changed its name to Unidym, Inc.

Arrowhead owns 88.1% of the outstanding, voting securities of Unidym as of December 31, 2006 (Arrowhead’s ownership is 74.0% fully diluted).

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex Technologies for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’ Board of Directors. To date, Arrowhead provided $3,000,000 of additional capital to Aonex.

After analyzing the existing competition and scale required for success in its core markets, Aonex has opted to seek an established company with which to partner in its future commercialization efforts. This change of strategy will likely limit the return that Arrowhead is able to achieve on its investment in Aonex. Therefore, the Company elected to write down the $999,000 of goodwill attributable to its investment in Aonex in the fiscal year ended September 30, 2006.

As of December 31, 2006, Arrowhead had loans outstanding to Aonex totaling $450,000. Each loan bears simple interest at 6 percent. Arrowhead owns 80.0% of the outstanding, voting securities of Aonex as of December 31, 2006 (Arrowhead’s ownership is 50.0% fully diluted).

NOTE 4: STOCKHOLDERS’ EQUITY

The number of authorized shares of the Company at December 31, 2006 is a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of common stock, par value $0.001, and 5,000,000 shares of authorized preferred stock.

At December 31, 2006, 34,229,127 shares of common stock were outstanding. At December 31, 2006, 1,706,500 shares and 4,853,667 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through December 31, 2006, options to purchase 1,706,500 shares were outstanding under the 2000 Stock Option Plan and options to purchase 2,795,000 shares were outstanding under the 2004 Equity Incentive Plan.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

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

The following table summarizes information about warrants outstanding at December 31, 2006:

Exercise price	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	9.1	$5.04

NOTE 5: LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
Pasadena	3,653 sq ft	$6.575	January 10, 2005	26 Months
New York (2)	130 sq ft	$3,484	September 15, 2006	12 Months
Aonex	4,000 sq ft	$7,211	July 1, 2004	48 Months
Calando	7,000 sq ft	$12,944	June 1, 2006	18 Months
Insert	4,354 sq ft	$11,761	June 1, 2006	36 Months

(1)	Arrowhead leased new corporate office space in Pasadena, which it occupied beginning March 1, 2006. The new lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.
(2)	In September 2005, Arrowhead opened an office in New York City and has one employee working out of that office. In November 2006, the lease was renewed for 12 months retroactive to September 15, 2006.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At December 31, 2006, the future minimum commitments remaining under leases are as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2007(9 months remaining)	$488,046	$13,995
2008	$452,782	$7,550
2009	$315,411	$3,460
2010	$219,054	$0
2011	$129,291	$0

Rent expense for the quarters ended December 31, 2006 and 2005 was $187,161 and $129,099, respectively. From inception to date, rent expense has totaled $1,328,152.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

NOTE 6: COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of December 31, 2006, Arrowhead held a majority of the following four operating Subsidiaries (the “Subsidiaries”):

Subsidiary	% Ownership[1]	Technology/Product Focus
Insert Therapeutics, Inc. acquired June 4, 2004	64.4%	Nano-engineered drug delivery system, in clinical trials with first anti-cancer compound

Calando Pharmaceuticals, Inc. founded February 22, 2005	69.8%	Nano-engineered RNAi therapeutics

Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	88.1%	Developing strategic opportunities for the commercialization of nanotube-based products

Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterials with initial emphasis on high efficiency solar cells

1)	Each Subsidiary has an option plan to help motivate and retain employees. Insert has 5,125,000 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of December 31, 2006, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised; the Company would own approximately 57.2% of Insert, 63.9% of Calando, 74.0% of Unidym and 50.0% of Aonex as of December 31, 2006.

Arrowhead entered into an agreement to provide future additional capital to Calando and to Unidym, which funding agreements give Arrowhead the right to provide additional capital to each such Subsidiary or to forfeit a specified portion of its interest in lieu of additional future funding.

The following table summarizes the terms and status of these additional capital contributions:

Subsidiary	Total Capital Assuming all Contributions Made	Future Capital Contributions	Time for Additional Capital Contributions
Calando Pharmaceuticals, Inc.	$14,000,000	$7,000,000	18 months	(1)
Unidym, Inc. (formally known as NanoPolaris)	$7,000,000	$4,000,000	18 months	(2)

(1)	Under its Agreement to Provide Additional Capital with Calando, Arrowhead has the right to provide Calando up to $7,000,000 in additional capital based upon the achievement of certain development milestones. The first of these milestone payments for $1,000,000 is projected to be due during the second quarter of fiscal 2007. The second milestone payment of $3,000,000 is projected to be due during the fourth quarter of fiscal 2007. The last of these milestone payments for $3,000,000 is projected to be due during the third quarter of fiscal 2008.
(2)	Under its Agreement to Provide Additional Capital with Unidym, Arrowhead has the right to provide Unidym up to $4,000,000 in additional capital. Milestone payments of $2,000,000 each are payable in June 2007 and in June 2008.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

Sponsored Research

Sponsored Research expense for the quarter ended December 31, 2006 and 2005 was $313,783 and $333,635, respectively.

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement between Arrowhead and the University of Florida (“UF”) are summarized in the following table:

Research Project	Period covered	Total estimated project cost	Annual Cost	Amount paid as of December 31, 2006	Prepaid Amt as of December 31, 2006
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 – Jun 30, 2008 (2 years)	$647,533	$323,767	$279,739	$117,856

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Period covered	Total estimated project cost	Annual Cost	Amount paid as of December 31, 2006	Prepaid Amt as of December 31, 2006
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 – Nov. 30, 2007 (2 years)	$677,651	$338,826	$496,333	$129,272

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreement between Arrowhead and the California Institute of Technology (“Caltech”) is summarized in the following table:

Research Project	Period covered	Total estimated project cost	Annual Cost	Amount paid as of December 31, 2006	Prepaid Amt as of December 31, 2006
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 – Sept. 30, 2008 (5 years)	$1,393,806	$292,540	$881,861	$0

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

As of December 31, 2006, the Company had paid to Caltech a total $881,861 for research and development costs under this research agreement. The cost is amortized over the time period of this agreement and relates to technology development and application research.

In January and July, Insert makes a contribution of $50,000 to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

Sponsored Research Agreement—Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology.

Research Project	Period covered	Total estimated project cost	Annual Cost	Amount paid as of December 31, 2006	Prepaid Amt as of December 31, 2006
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 – May 31, 2007 (2 years)	$600,000	$300,000	$530,000	$55,000

The initial payment was $110,000 to start. Arrowhead now makes quarterly payments of $70,000 each, over the remainder of the agreement term.

NOTE 7. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Option Plan, 1,706,500 shares of Arrowhead’s common stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Equity Incentive Plan reserves 4,853,667 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan. During the quarter ended December 31, 2006, 190,000 options were granted under the 2004 Equity Incentive Plan.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

Effective October 1, 2005, the Company accounts for its stock options under SFAS 123R, using the retrospective method. The retrospective application of SFAS 123R results in an increase of the net losses reported in FY 2005 of $229,025. The accumulated deficit during the development stage as of September 30, 2005 increased by $262,106, from a loss of $9,217,004 to $9,479,110 as a result of the retrospective application of SFAS 123R.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74

Granted	190,000	4.98
Canceled	—	—
Exercised	(85,539)	3.70

Balance at December 31, 2006	4,501,500	2.82

Exercisable at December 31, 2006	2,367,713

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.36	4,501,500	8.3	$2.82

At December 31, 2006, there were 2,058,667 options available for future grants under the 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the quarter ended December 31, 2006 is estimated at $438,324.

The aggregate fair value of options issued by Aonex, Calando, Unidym and Insert for the first quarter of FY 2007 is estimated at $0.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 30% to 50%, risk-free interest rate of 4.77% to 5.25%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the quarter December 31, 2006 was estimated at $2.31 and the weighted-average exercise price was estimated at $4.98.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

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

For the quarters ended December 31, 2006 and 2005, the Company had consolidated losses of $3,707,170 and $3,136,953 respectively. The losses result in a deferred income tax benefits of approximately $1,464,000 and $1,239,000 for the quarters ended December 31, 2006 and 2005, respectively, offset by an increase in the valuation allowance for the same amount for Arrowhead. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

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

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in the first three months of fiscal year 2006.

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2006

NOTE 11. SUBSEQUENT EVENTS

Edward Jacobs began work on January 1, 2007 as President and Chief Executive Officer of Insert. John Petrovich, who had previously held that position, moved full time to Calando as President and Chief Executive Officer.

In January 2007, Unidym signed a lease for office and lab space in Menlo Park California (7,000 sq/ft expandable in one year to 9,255 sq/ft) for 36 months with an initial rate of $1.50 per sq/ft ($1.55 the second year and $1.60 the third year). Arrowhead has guaranteed the lease until Unidym has sufficient cash to satisfy the amount of lease remaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arrowhead Research Corporation (“Arrowhead” or the “Company”) is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and, collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and diversifies risk. Currently, Arrowhead operates four majority-owned Subsidiaries commercializing nanotech products and applications and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

Majority-owned Subsidiaries

Arrowhead owns majority interest in its Subsidiaries, securing substantial participation in any success. Each subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic, and administrative resources. The Company’s four majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials. In the near term, Arrowhead expects to add to its portfolio through selective acquisition and formation of new companies.

Sponsored Research

In exchange for the exclusive right to license the resultant technology developed in sponsored laboratories, Arrowhead works with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. By funding university research, Arrowhead has the ability to evaluate the probability of technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment as well as a vibrant location that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies.

Subsidiaries

At December 31, 2006, the Company has four majority owned operating Subsidiaries, Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”) (formally NanoPolaris, Inc.) and Aonex Technologies, Inc. (“Aonex”). As part of its model, the Company will create or close subsidiaries based upon the success of the subsidiary.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. Insert’s first investigational new drug application for its first drug candidate, IT-101, was approved by the U.S. Food and Drug Administration in March 2006. IT-101 is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound. A Phase I study for IT-101 began last summer at the City of Hope Cancer Center and results are expected by the middle of 2007.

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

Results of Operations

The Company had a consolidated loss of approximately $3.7 million for the quarter ended December 31, 2006 versus a consolidated loss of $3.1 for the same quarter in the prior year.

Although the quarterly consolidated loss was about $600,000 higher when compared to the same period last year, the mix of expenses has changed. Stock based compensation has increased reflecting the award of options to new and existing employees. Patent expenses have taken a dramatic decrease and R&D contract work has taken a dramatic decrease. Both of these items will be discussed under the appropriate sections.

Expenses

The analysis below details the operating expenses and discusses the increased expenditures within the major categories.

For purposes of comparison, the amounts for quarters ended December 31, 2006 and 2005 respectively are shown in the tables below. Certain prior period amounts have been reclassified to conform to the current period presentation.

The amounts for each period have been adjusted to include the adoption of SFAS 123R.

Salary & Wage Expenses

(in thousands)

	Three Months Ended Dec 31 2006	% of expense category	Three Months Ended Dec 31 2005	% of expense category	Increase (Decrease)
					$	%
G&A – compensation-related	$596	34%	$515	38%	$81	16%
Stock-based compensation	$481	28%	$275	20%	$206	75%
R&D – compensation-related	$650	38%	$577	42%	$73	13%

Total	$1,727	100%	$1,367	100%	$360	26%

The G&A compensation expense increased primarily due to the addition of a Vice President, Finance and Accounting which added about $44,000 to expense for the quarter. In addition, salaries were adjusted as the Company had salary increases for employees during the year. While this expense had held fairly steady during the 1st Quarter, it can be expected to increase in future quarters with the hire of a Chief Executive Officer at Insert and the expected hire of a new Chief Executive Officer for Arrowhead.

The increase in stock-based compensation is related to the issuance of stock options to new and existing employees and expense booked pursuant to the adoption of SFAS 123R which requires expensing of stock-based compensation for all options granted. Stock options are awarded to new hires and to existing employees. While there has been a growth in options awarded, this number will vary from quarter to quarter depending on hiring, on terminations and on awards to existing employees.

The R&D compensation increased as a result of acquiring Unidym in June 2006 and hiring additional technical staff for the Subsidiaries, to increase the pace of development. The Company expects that salaries and wages will continue to grow during FY 2007 as more people are hired to support development within the Subsidiaries.

General & Administrative Expenses

(in thousands)

	Three Months Ended Dec 31 2006	% of expense category	Three Months Ended Dec 31 2005	% of expense category	Increase (Decrease)
					$	%
Professional/outside services	$395	35%	$242	22%	$153	63%
Facilities	$280	25%	$210	19%	$70	33%
Patent expense	$160	14%	$380	33%	$(220)	-58%
Travel	$131	12%	$65	6%	$66	102%
Business insurance	$89	8%	$60	5%	$29	48%
Depreciation	$47	4%	$84	8%	$(37)	-44%
Other	$76	7%	$118	11%	$(42)	-36%

Total	$1,177	100%	$1,159	100%	$18	2%

G&A expenses have increased each year since the Company was founded in May 2003. However, the mix has changed. Professional/outside services increased as a result of paying fees of approximately $150,000 to recruit a President and CEO for Insert and the search for a President and CEO for Arrowhead. Also during the first quarter FY 2007, Insert completed a $10 million private placement with a select group of accredited investors, including a $5 million follow-on investment by Arrowhead. The expense related to this financing resulted in an increase to professional/outside services.

Arrowhead incurred additional expense for new or expanded leases for Subsidiary facilities. Facilities related expenses are expected to continue to increase in FY 2007 with the Company’s move to larger corporate offices in March 2006, and the move of Insert into new laboratory facilities in June 2006. In addition, Calando moved in July 2006 into laboratory facilities previously occupied by Insert. This move increased Calando’s rent expense. In January 2007, the Company leased office and laboratory facilities for Unidym in Menlo Park, California. Unidym expects to occupy the new space by the middle of February 2007. Unidym is being relocated to the San Francisco Bay area to take advantage of the relative availability in Silicon Valley of personnel with experience and expertise in developing and commercializing nano-electronic products.

In FY 2006, $300,000 of patent related expenses was billed by Caltech to Insert. The expenses covered patent and patent applications that Insert licensed from Caltech for the time period from calendar 2003 through 2006. Caltech was not aware of the magnitude of these charges until early in FY 2006. The patent expenses were paid in FY 2006 and the current expenses relate to the amortization of patents and the continuing effort to keep the patent portfolios current.

Travel increased as Company management pursues increased public and investor relations activities, pursuit of new business initiatives and collaborations with others.

Insurance increased as a result of increases in limits and coverage as the Company has grown since FY 2004. For instance, the director and officer insurance coverage was increased from $1 million in FY 2004 to $5 million in FY 2005 to $15 million in FY 2006. The Company incurred this expense in anticipation of attracting new executive management to the Company and its Subsidiaries. This expense is expected to continue to increase as the Company grows.

The primary reason for the decrease in depreciation was completion of the write off of Aonex leasehold improvements in June 2006. It is our policy to write off leasehold improvements over the initial term of the lease even when the lease is later extended.

Research and Development Expenses

(in thousands)

	Three Months Ended Dec 31, 2006	% of expense category	Three Months Ended Dec 31, 2005	% of expense category	Increase (Decrease)
					$	%
R&D vendor & services	$602	45%	$962	56%	$(360)	-37%
Laboratory supplies & services	$246	18%	$266	15%	$(20)	-8%
Sponsored research	$314	23%	$334	19%	$(20)	-6%
Depreciation-R&D-related	$80	6%	$65	4%	$15	23%
Other research expenses	$108	8%	$95	6%	$13	14%

Total	$1350	100%	$1,722	100%	$(372)	-22%

At the end of the first quarter of last year, Insert was preparing for clinical trials and vendors were making sufficient quantities of IT 101 for those trials. The R&D vendor & services expense has decreased as the product has been made and Insert is in clinical trials. However, going forward this expense could increase as Insert prepares for Phase II trials and as Calando prepares for Phase I clinical trials. Using contract labor to make product allows each Subsidiary to keep its cost of development to a minimum only hiring those people that it will need in the long run.

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

The Company continues to sponsor research at Caltech (commencing in FY 2003), Stanford (commencing in June 2005), Duke (commencing in December 2005) and the University of Florida (commencing in August 2006.) The number of research projects can fluctuate as the Company adds or terminates projects. Two sponsored research projects at Caltech were terminated in the first quarter of FY 2005. These projects were replaced by Duke and Florida so while the mix has changed, the dollars expended are about the same. As the Company grows, sponsored research is expected to increase as more opportunities are identified.

Consulting

This expense increased in the first quarter primarily due to the addition of Unidym in June 2006. While Insert and Calando remained fairly constant, Unidym added about $87,000 to consulting. Of the approximately $231,000 in consulting fees, about $70,000 was paid to professors/non employee Subsidiary founders. Another $38,000 was paid to Mr. Jacobs for consulting services prior to his employment at Insert full time as its President and CEO on January 1, 2007. Unidym spent about $54,000 on carbon nanotube technology consultants and Insert spent about $42,000 on consulting related to the Phase I clinical trials.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology which is being or has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned Subsidiaries can commercialize the most promising technologies developed from sponsored research and other sources. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture products developed. The Company has three primary strategies to potentially generate product sales revenue:

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

The Company generated revenue for the quarter ended December 31, 2005, of $252,500 primarily related to development fees paid to Calando by Benitec ($150,000) and a Small Business Innovation Research grant to Aonex ($65,000). Both of these agreements ended in FY 2006. During FY 2006, the Company was told by the Small Business Administration that it no longer qualified as a small business because it could not show that 51% of its shareholders were U.S. citizens or legal resident aliens. Therefore, the Company does not expect to receive any small business funding in the future. The Company had only $11,092 in revenue in the first quarter of FY 2007 related to completion of grants at Calando.

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

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of December 31, 2006, the Company had $28.5 million in cash and cash equivalents compared to $19.1 million in cash and cash equivalents and marketable securities at December 31, 2005. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through FY 2007 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its Subsidiaries will continue to add staff, property, and equipment during FY 2007. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At December 31, 2006, the Company had the right to provide, in its sole discretion, an additional $7 million to Calando if certain milestones are reached and $4 million to Unidym at specified times. If made, these capital commitments will be used for research and development, for business development and salaries. The remainder of the cash will be used to fund on going operations. The Company believes that the cash on hand at December 31, 2006 is sufficient to meet all existing obligations and fund existing operations in FY 2007.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of December 31, 2006, the Company had raised approximately $58 million through the sale of Common Stock and the exercise of warrants to purchase Common Stock and the sale of Insert preferred stock and warrants to purchase Insert preferred stock. New business opportunities may require additional cash resources. In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and U.S. government grants.

Except for copy machines, the Company does not lease any equipment and purchases all of its required capital assets. To date, when leasing facility space, the Company has been successful in having most leasehold improvements paid for by the landlord and included in the lease cost. The Company may not be able to negotiate these terms in all cases going forward.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

Contractual Obligations and Commitments

All material contractual commitments are disclosed in the Notes to the Financial Statements. The Company has the option of providing additional capital funding to Calando ($7,000,000) and Unidym ($4,000,000), based upon the achievement of certain milestones, or to forfeit a specified portion of its interest in lieu of additional future funding.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligation	$1,629,589	$502,041	$779,203	$348,345	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of December 31, 2006, we have no debt, no derivative instruments outstanding and we did not have any financing arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (Evaluation Date) have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal controls financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls subsequent to the date this evaluation was carried out.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Document Description
3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”) (2)

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005 (3)

3.4	Bylaws (1)

4.1	Form of Registration Rights Agreement dated January 24, 2006 (4)

4.2	Form of Warrant to Purchase Common Stock issued January 24, 2006 (4)

10.1**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option) (5)

10.2**	Copy of the Arrowhead Research Corporation 2004 Equity Incentive Plan (6)

10.3	Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates (4)

10.4**	Copy of Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended February 23, 2006 (7)

10.5	Series A Preferred Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006 (8)

10.6	Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006 (8)

Exhibit Number	Document Description
10.7	Common Stock Transfer Agreement among Arrowhead Research, Mark Davis, John Petrovich and John Rossi (8)

10.8	Series A Preferred Stock Purchase Agreement between Arrowhead Research Corporation and Nanopolaris, Inc. dated June 13, 2006 (9)

10.9	Agreement to Provide Additional Capital between Arrowhead Research Corporation and NanoPolaris, Inc. dated June 13, 2006 (9)

10.10	Severance Agreement and General Release between Arrowhead Research Corporation and Leon Ekchian dated August 1, 2006 (10)

10.11**	Executive Incentive Plan, adopted December 12, 2006 (11)

10.12**	Directors Compensation Policy, as amended December 12, 2006 (11)

10.13	Amended and Restated License Agreement between Insert Therapeutics, Inc. and Calando Pharmaceuticals, Inc. dated July 1, 2005 (Portions omitted pursuant to request for confidential treatment.) (11)

10.14	Series C-2 Stock Purchase Agreement between Arrowhead Research Corporation and Insert Therapeutics, Inc. dated October 25, 2006. (12)

10.15	Form of Warrant Agreement between Arrowhead Research Corporation and Insert Therapeutics, Inc. dated October 25, 2006. (12)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President & Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President & Principal Financial Officer*

*	Filed herewith.
**	Indicates compensation plan, contract or arrangement.
(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.
(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.
(5)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.
(6)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2004.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on February 28, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on April 6, 2006.
(9)	Incorporated by reference from the Current Report on 8-K filed by the registrant on June 16, 2006.
(10)	Incorporated by reference from the Quarterly Report on 10-Q filed by the registrant on August 9, 2006.
(11)	Incorporated by reference from the Annual Report on Form 10-K filed by the registrant on December 14, 2006.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on October 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2007

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer