Form 10-Q/A
period 2006-12-31
ARROWHEAD RESEARCH CORP
filed 2007-02-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	5

SIGNATURES	7

ARROWHEAD RESEARCH CORPORATION

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 that was filed on February 9, 2007 (“the Report”) solely to include Exhibit 10.16. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Document Description
3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001 (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”) (2)

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005 (3)

3.4	Bylaws (1)

4.1	Form of Registration Rights Agreement dated January 24, 2006 (4)

4.2	Form of Warrant to Purchase Common Stock issued January 24, 2006 (4)

10.1**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option) (5)

10.2**	Copy of the Arrowhead Research Corporation 2004 Equity Incentive Plan (6)

10.3	Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates (4)

10.4**	Copy of Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended February 23, 2006 (7)

10.5	Series A Preferred Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006 (8)

10.6	Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006 (8)

Exhibit Number	Document Description
10.7	Common Stock Transfer Agreement among Arrowhead Research, Mark Davis, John Petrovich and John Rossi (8)

10.8	Series A Preferred Stock Purchase Agreement between Arrowhead Research Corporation and Nanopolaris, Inc. dated June 13, 2006 (9)

10.9	Agreement to Provide Additional Capital between Arrowhead Research Corporation and NanoPolaris, Inc. dated June 13, 2006 (9)

10.10	Severance Agreement and General Release between Arrowhead Research Corporation and Leon Ekchian dated August 1, 2006 (10)

10.11**	Executive Incentive Plan, adopted December 12, 2006 (11)

10.12**	Directors Compensation Policy, as amended December 12, 2006 (11)

10.13	Amended and Restated License Agreement between Insert Therapeutics, Inc. and Calando Pharmaceuticals, Inc. dated July 1, 2005 (Portions omitted pursuant to request for confidential treatment.) (11)

10.14	Series C-2 Stock Purchase Agreement between Arrowhead Research Corporation and Insert Therapeutics, Inc. dated October 25, 2006. (12)

10.15	Form of Warrant Agreement between Arrowhead Research Corporation and Insert Therapeutics, Inc. dated October 25, 2006. (12)

10.16	Employment Arrangement between Edward Jacobs and Insert Therapeutics, Inc., dated August 30, 2006.*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President & Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President & Principal Financial Officer*

*	Filed herewith.
**	Indicates compensation plan, contract or arrangement.
(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.
(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.
(5)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.
(6)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2004.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on February 28, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on April 6, 2006.
(9)	Incorporated by reference from the Current Report on 8-K filed by the registrant on June 16, 2006.
(10)	Incorporated by reference from the Quarterly Report on 10-Q filed by the registrant on August 9, 2006.
(11)	Incorporated by reference from the Annual Report on Form 10-K filed by the registrant on December 14, 2006.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on October 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2007

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer