Form 10-Q/A
period 2006-12-31
ARROWHEAD RESEARCH CORP
filed 2007-05-10
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 8, 2007, the most recent practicable date, there were 35,664,349 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q, and Amendment No. 1 to the Quarterly Report on Form 10-Q of Arrowhead Research Corporation for the quarter ended December 31, 2006, filed with the Securities and Exchange Commission on February 9, 2007 and February 12, 2007, respectively (collectively, the “Reports”), solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 and Exhibit 31.2. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the applicable Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROWHEAD RESEARCH CORPORATION

Dated: May 10, 2007	By:	/s/ Joseph T. Kingsley
Joseph T. Kingsley
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Previously filed.