Form 10-Q
period 2007-03-31
ARROWHEAD RESEARCH CORP
filed 2007-05-10
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,664,349 as of May 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of March 31, 2007 and September 30, 2006

	(unaudited) March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,591,701	$28,020,304
Marketable securities at fair market value - US Treasury Bills	—	—
Grant receivable, net of allowance for doubtful account of $0	—	3,697
Other receivables	2,200	70,517
Prepaid sponsored research, Note 6.	312,837	358,020
Other prepaid research	162,350	7,600
Other prepaid expenses	425,108	315,653

TOTAL CURRENT ASSETS	22,494,196	28,775,791
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	561,986	544,823
Research equipment	1,472,034	1,375,595
Software	68,969	68,969
Leasehold improvement	409,245	369,699

	2,512,234	2,359,086
Less: Accumulated depreciation and amortization	(1,345,221)	(1,088,105)

NET PROPERTY AND EQUIPMENT	1,167,013	1,270,981
INTANGIBLE AND OTHER ASSETS
Rent deposit	96,797	161,469
Patents, Note 1.	3,146,506	3,354,487
Goodwill	—	963,150

TOTAL OTHER ASSETS	3,243,303	4,479,106
TOTAL ASSETS	$26,904,512	$34,525,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, Note 1.	$490,039	$846,580
Accrued expenses	329,747	677,722
Payroll liabilities	326,424	233,932
Preferred stock liability	—	1,162,000
Deferred revenue	—	—

TOTAL CURRENT LIABILITIES	1,146,210	2,920,234

Minority interests	1,281,507	934,438
Commitment and contingencies, Note 6.
STOCKHOLDERS’ EQUITY, Note 4.
Common stock	34,245	34,156
Preferred stock	—	—
Additional paid-in capital	62,799,848	59,113,369
Accumulated deficit during the development stage	(38,357,298)	(28,476,319)

TOTAL STOCKHOLDERS’ EQUITY	24,476,795	30,671,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,904,512	$34,525,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	Period from May 7, 2003 (Date of inception) to March 31, 2007
REVENUE	$(3,697)	$57,500	$7,394	$310,000	$1,389,841
OPERATING EXPENSES
Salaries	2,014,740	1,465,290	3,740,047	2,834,769	13,640,067
Consulting	389,638	149,874	618,044	268,352	2,715,046
General and administrative expenses	1,458,997	1,197,824	2,398,292	2,260,038	11,064,012
Research and development	4,465,475	3,117,663	5,953,209	4,872,724	19,125,334
Patents amortization	103,991	60,440	207,982	120,880	617,063
Goodwill impairment & other charges	—	—	—	—	999,000

TOTAL OPERATING EXPENSES	8,432,841	5,991,091	12,917,574	10,356,763	48,160,522

OPERATING LOSS	(8,436,538)	(5,933,591)	(12,910,180)	(10,046,763)	(46,770,681)
OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Realized and unrealized gain (loss) in marketable securities	—	133,195	—	136,461	382,264
Interest income	328,098	181,310	641,317	357,827	1,676,677
Other income	—	—	—	—	3,308

TOTAL OTHER INCOME (EXPENSES)	328,098	314,505	641,317	494,288	4,355,049

LOSS BEFORE MINORITY INTERESTS	(8,108,440)	(5,619,086)	(12,268,863)	(9,552,475)	(42,415,632)
Minority interests	1,934,631	424,541	2,387,884	1,073,133	5,476,236
LOSS FROM CONTINUING OPERATIONS	(6,173,809)	(5,194,545)	(9,880,979)	(8,479,342)	(36,939,396)
Loss from operation of discontinued Nanotechnica, Inc.					(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)					(73,797)
Provision for income taxes	—	—	—	—	(1,600)

NET INCOME (LOSS)	(6,173,809)	(5,194,545)	(9,880,979)	(8,479,342)	(38,357,298)

Loss from continuing operations per share, basic and diluted	(0.18)	(0.16)	(0.29)	(0.28)
Net loss per share, basic and diluted	(0.18)	(0.16)	(0.29)	(0.28)
Weighted average shares outstanding, basic and diluted	34,232,149	32,151,954	34,206,495	30,056,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to March 31, 2007

(unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit during the Development Stage	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Stock based compensation	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
				—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Stock based compensation	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467
Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975	—	150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Stock based compensation	—	—	1,270,339	—	1,270,339
Accelerated stock options	—	—	99,139	—	99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	$34,156	$59,113,369	$(28,476,319)	$30,671,206
Exercise of stock options	85,539	85	316,117	—	316,202
Stock based compensation	—	—	480,812	—	480,812
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	2,401,394
Net loss for the three months ended December 31, 2006	—	—	—	(3,707,170)	(3,707,170)

Balance at December 31, 2006	34,229,127	$34,241	$62,311,692	$(32,183,489)	$30,162,444

Exercise of stock options	4,000	4	3,996	—	4,000
Stock based compensation	—	—	484,160	—	484,160
Net loss for the three months ended March 31, 2007	—	—	—	(6,173,809)	(6,173,809)

Balance at March 31, 2007	34,233,127	$34,245	$62,799,848	$(38,357,298)	$24,476,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended March 31, 2007 and 2006 and from inception through March 31, 2007

(unaudited)

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	Period from May 7, 2003 (Date of insception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,880,979)	$(8,479,342)	(38,357,298)
Realized and unrealized (gain) loss on investment	—	(136,461)	(382,263)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	—	200,000
Stock issued for in-process research and development	—	1,077,333	1,077,333
Stock-based compensation	964,972	631,763	3,018,616
Depreciation and amortization	465,098	405,400	2,070,890
Goodwill expensed to in-process research & development	963,150	—	963,150
Goodwill impaired	—	—	999,000
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(2,387,884)	(1,073,133)	(5,476,236)
Decrease/increase in:
Receivables	72,014	(8,752)	(2,200)
Prepaid research expense	(109,567)	(356,488)	(475,188)
Other prepaid expenses	(109,546)	(184,264)	(425,199)
Restricted cash	—	—	—
Deposits	64,672	(73,050)	(86,839)
Accounts payable	(356,450)	1,254,190	285,968
Accrued expenses	(347,975)	368,193	296,644
Deferred revenue	—	(75,000)	—
Preferred stock liability	(1,162,000)	—	—
Other liabilities	92,492	29,285	329,113

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(11,732,003)	(6,620,326)	(38,094,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills	—	(18,575,915)	(18,575,915)
Purchase of property and equipment	(153,148)	(197,730)	(2,222,939)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	(1,000,000)	(5,000,000)
Cash paid for interest in Insert	(5,150,000)	—	(10,150,000)
Cash paid for interest in Calando	—	(2,000,000)	(7,000,000)
Cash paid for interest in Unidym	—	—	(3,001,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	1,000,000	5,001,250
Cash obtained from interest in Insert	5,150,000	—	10,529,594
Cash obtained from interest in Calando	—	2,000,000	7,000,000
Cash obtained from interest in Unidym	—	—	3,001,000
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of stock in subsidiary	—	—	2,424,924
Proceeds from sale of investments	—	80,145	569,913
Proceeds from sale of Insert Therapeutic’s stocks, net	5,136,346	—	5,136,346
Proceeds from sale of investments Payment for patents	—	(117,443)	(303,440)
Restricted cash	—	—	50,773

NET CASH USED IN INVESTING ACTIVITIES	4,983,198	(18,810,943)	6,348,771
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	320,202	19,549,000	53,337,489

NET CASH PROVIDED BY FINANCING ACTIVITIES	320,202	19,549,000	53,337,489

NET INCREASE (DECREASE) IN CASH	(6,428,603)	(5,882,269)	21,591,701
CASH AT BEGINNING OF PERIOD	28,020,304	22,467,016	—

CASH AT END OF PERIOD	$21,591,701	$16,584,747	$21,591,701

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$—	$3,200	$7,200

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and diversifies risk. Currently, Arrowhead operates four majority-owned Subsidiaries commercializing nanotech products and applications and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

Arrowhead owns majority interest in its Subsidiaries, securing substantial participation in any success. Each subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources. The Company’s four majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials. In the near term, Arrowhead expects to add to its portfolio through selective acquisition and formation of new companies.

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

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-Q for the quarter ended March 31, 2007, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, filed with the SEC on December 14, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current periods classifications. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2007, are not necessarily indicative of the results that might be expected for the year ending September 30, 2007.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”, formerly known as NanoPolaris, Inc.) and Aonex Technologies, Inc. (“Aonex”). Nanotechnica, Inc. (“Nanotechnica”) is included in the

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

results as Loss from Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance, patents, goodwill, minority-interest Common Stock and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes relating to the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has four Wealth Management Accounts at the same financial institution which invests in higher yield money market accounts and in government securities. At March 31, 2007, the Company had uninsured cash deposits totaling $21,148,962. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At March 31, 2007, intellectual property consists of patents and patent applications licensed or purchased in the gross amount of $570,983. The purchased patent applications are being amortized over three years unless a patent is determined to have no foreseeable commercial value and is written down to $1. A portion of the Company’s investment in Insert has been allocated to the patents held by Insert. The Insert patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. As of March 31, 2007, the Insert patents have 140 months until its expiration. The accumulated amortization of patents totaled $725,667 at March 31, 2007.

Goodwill—Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and, whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. The goodwill of $999,000 for Aonex was written down to zero as of September 30, 2006. While Aonex remains an operating subsidiary, it has become clear that Aonex needs to partner with a larger company for further development and scale-up of its technology. Aonex has several candidates with which it is exploring possibilities, however, there can be no assurance we will be successful in securing a partner.

Goodwill at September 30, 2006 consisted of $963,150 related to the original formation and capital investments in Calando. Upon further review of Statement of Financial Accounting Standards (“SFAS”) No. 141, Arrowhead has written off the $963,150 balance of Calando goodwill as purchased in-process R & D.

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the three and six months ended March 31, 2007 and 2006 respectively, include the accounts of Arrowhead and its Subsidiaries, Insert, Calando, Unidym and Aonex. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Insert Therapeutics, Inc.

On June 4, 2004, Arrowhead purchased 24,496,553 shares of Series B Preferred Stock, representing a 62% controlling interest of Insert Therapeutics, Inc., a company based in Pasadena, California, for $1,000,000. At acquisition, Arrowhead also agreed to pay an additional $4,000,000 in consideration contingent upon the attainment of certain milestones in the development of Insert’s business. Since June 4, 2004, Arrowhead has paid the entire additional $4,000,000 in consideration. If the additional consideration was not paid following the achievement of these milestones, Arrowhead would have forfeited its controlling ownership interest. The commitment to pay additional consideration was disclosed in filings made with the SEC. Arrowhead accounted for this transaction under SFAS 141, Business Combinations, as described in greater detail below.

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Common Stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock. The additional investment increased Arrowhead’s net ownership of Insert by approximately 7%, from approximately 62% to approximately 69% of Insert’s outstanding voting securities. The Arrowhead Common Stock issued in the transaction was valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on March 23, 2005. The additional consideration paid for the 7,375,000 common shares was allocated among the assets of Insert, primarily patents, as described below.

On March 29, 2005, Arrowhead exchanged 4,000,000 shares of the Series B Preferred Stock of Insert for 4,000,000 shares of Series C Preferred Stock of Insert. The Series C Preferred Stock has a liquidation preference senior to the Series B Preferred Stock.

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,424,924. Arrowhead recognized a gain of $2,292,800 on the sale.

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

As of September 30, 2006, Insert had received $1,162,000 in advance of completing the subscription agreements as part of the $10.1 million private placement. The $1,162,000 was recorded on the balance sheet as Preferred Stock Liability as of September 30, 2006. On October 27, 2006, Insert repaid Arrowhead $2,500,000 of working-capital loans and $42,501 of interest incurred while the loans were outstanding.

After giving effect to Insert’s October 2006 financing, Arrowhead owns 64.4% of the outstanding, voting securities of Insert as of March 31, 2007 (Arrowhead’s ownership is 57.2% fully diluted). Since its initial investment of $1,000,000 on June 4, 2004, Arrowhead has provided $9,150,000 of additional capital to Insert.

Developing new drugs for market is a long process expected to last years. At the time of Arrowhead’s initial purchase of Insert securities in June 2004, Insert was in the process of developing unique intravenous drug delivery technologies for cancer therapeutics. The delivery system enables Insert to develop its own pharmaceutical products and provide customized drug delivery solutions for others. In addition to intravenous use, the delivery system may also be effective for use in tablets, topical ointments and inhalers. At the time, the primary assets of Insert were 14 patents and/or patent applications filed with the United States Patent and Trademark Office, as well as foreign counterparts in Europe, Japan and other countries. Insert’s initial patent was issued in January 2003 for a linear cyclodextrin copolymer drug delivery technology. Two of the US patents have since been issued covering the compositions

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

of matter, methods of use, manufacturing and purification processes and routes of delivery. The initial payment of $1,000,000, the additional contingent consideration of $4,000,000 and the purchase of shares from the minority shareholders for $2,000,000 in March 2005, have been accounted for under SFAS 141. In accordance with paragraphs 26 and 27 of SFAS 141, the $4,000,000 of contingent consideration was accounted for as an additional cost of the acquired entity. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The primary assets acquired are patents, which have alternative use.

Based upon the offers we have received from unrelated third-parties, we estimate the actual value of the patents exceeds the amounts shown on the consolidated balance sheet.

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

On August 14, 2006, Arrowhead purchased 240,000 shares of Calando Common Stock from a minority shareholder for an aggregate purchase price of $480,000 or $2.00 per share.

Because of the transactions described above, Arrowhead increased its ownership from 58.2% to 85.1% of the outstanding, voting stock of Calando. At September 30, 2006, Arrowhead had direct ownership of 82.4% of the outstanding, voting stock of Calando and indirectly, through Insert, controlled another 2.7% of the outstanding, voting stock.

In October 2006, two of Calando’s founders exercised warrants for Calando Common Stock reducing Arrowhead’s combined direct and indirect ownership from 85.1% to approximately 69.8% as of March 31, 2007 (Arrowhead’s ownership is 63.9% fully diluted).

Unidym, Inc. (formerly NanoPolaris, Inc.)

On April 4, 2005, Arrowhead founded NanoPolaris as a wholly-owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000.

On June 13, 2006, NanoPolaris acquired substantially all of the net assets and the name of Unidym, a company that develops carbon nanotube-based electronics. The net assets acquired include Unidym’s intellectual property, prototypes, and equipment, for a purchase price consisting of $25,000 in cash paid for laboratory equipment, the assumption of $75,000 of liabilities and shares of NanoPolaris Common Stock, with an estimated value of $154,350, equal to 11.9% (10% on a fully diluted basis) of NanoPolaris’ outstanding voting stock, at closing. At the closing, Arrowhead Research invested $3,000,000 in NanoPolaris and has the option to invest up to $4,000,000 of additional capital to NanoPolaris, with $2,000,000 to be paid on the first anniversary of closing and the remaining $2,000,000 to be paid on the second anniversary of the closing. In August 2006, NanoPolaris changed its name to Unidym, Inc.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Unidym merged with Carbon Nanotechologies, Inc. (“CNI”) on April 20, 2007 and injected the full $4,000,000 at that time. Arrowhead owned 88.1% of the outstanding, voting securities of Unidym as of March 31, 2007 (Arrowhead’s ownership is 74.0% fully diluted). With the closing of the merger, Arrowhead’s ownership of Unidym decreased to 59.8%. See Note 11 entitled Subsequent Events.

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex Technologies, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’ Board of Directors. To date, Arrowhead provided $3,000,000 of additional capital to Aonex.

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

As of March 31, 2007, Arrowhead had loans outstanding to Aonex totaling $550,000. Each loan bears simple interest at 6%. Arrowhead owns 80.0% of the outstanding, voting securities of Aonex as of March 31, 2007 (Arrowhead’s ownership is 50.0% fully diluted).

NOTE 4. STOCKHOLDERS’ EQUITY

The number of authorized shares of the Company at March 31, 2007, is a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of Common Stock, par value $0.001, and 5,000,000 shares of authorized Preferred Stock.

At March 31, 2007, 34,233,127 shares of Common Stock were outstanding. At March 31, 2007, 1,702,500 shares and 4,853,667 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through March 31, 2007, options to purchase 1,702,500 shares were outstanding under the 2000 Stock Option Plan and options to purchase 3,230,000 shares were outstanding under the 2004 Equity Incentive Plan.

On January 24, 2006, the Company completed a private placement of 5,590,000 shares of restricted Common Stock at $3.50 per share that generated $19.6 million in total proceeds. The purchasers received warrants, exercisable after July 25, 2006, to purchase an additional 1,397,500 shares of restricted Common Stock at $5.04 per share. The exercise price of the warrants at closing was at a premium to the closing market price of the Common Stock on January 24, 2006. The warrants may be called by the Company any time after July 25, 2006, if the closing price of the Company’s Common stock is $6.50 or above for the previous 30 trading days.

The following table summarizes information about warrants outstanding at March 31, 2007:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	8.8	$5.04

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

NOTE 5. LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
New York (2)	130 sq ft	$3,484	September 15, 2006	12 Months
Aonex	4,000 sq ft	$7,211	July 1, 2004	48 Months
Calando	7,000 sq ft	$12,944	June 1, 2006	18 Months
Insert	4,354 sq ft	$11,761	June 1, 2006	36 Months
Unidym	7,000 sq ft	$10,500	February 1, 2007	36 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

(2)	In September 2005, Arrowhead opened an office in New York City and has one employee working out of that office. In November 2006, the lease was renewed for 12 months retroactive to September 15, 2006.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At March 31, 2007, the future minimum commitments remaining under leases are as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2007(6 months remaining)	$380,719	$8,769
2008	$609,544	$7,550
2009	$491,256	$3,460
2010	$278,286	$0
2011 and thereafter	$129,290	$0

Facility and equipment rent expense for the three-month and six-month periods ended March 31, 2007, was $232,999 and 420,089, respectively. Facility and equipment rent expense for the three-month and six-month periods ended March 31, 2006, was $171,063 and $309,678, respectively. From inception to date, rent expense has totaled $1,561,151.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

NOTE 6. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of March 31, 2007, Arrowhead held a majority of the following four operating Subsidiaries (the “Subsidiaries”):

Subsidiary	% Ownership[1]	Technology/Product Focus
Insert Therapeutics, Inc. acquired June 4, 2004	64.4%	Nano-engineered drug delivery system in clinical trials with first anti-cancer compound

Calando Pharmaceuticals, Inc. founded February 22, 2005	69.8%	Nano-engineered RNAi therapeutics

Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	88.1%	Developing strategic opportunities for the commercialization of nanotube-based products

Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterials with initial emphasis on high efficiency solar cells

(1)	Each Subsidiary has an option plan to help motivate and retain employees. Insert has 5,125,000 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of March 31, 2007, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised; the Company would own approximately 57.2% of Insert, 63.9% of Calando, 74.0% of Unidym and 50.0% of Aonex as of March 31, 2007.

Arrowhead entered into separate funding agreements to provide future additional capital to Calando and to Unidym. The agreements give Arrowhead the right to provide additional capital to each such Subsidiary or to forfeit a specified portion of its interest in lieu of additional future funding.

The following table summarizes the terms and status of these additional capital contributions:

Subsidiary	Total Capital Assuming all Contributions Made	Future Capital Contributions	Time for Additional Capital Contributions
Calando Pharmaceuticals, Inc.	$14,000,000	$7,000,000	15 months	(1)
Unidym, Inc. (formerly known as NanoPolaris)	$7,000,000	$4,000,000	1 month	(2)

(1)	Under its Agreement to Provide Additional Capital with Calando, Arrowhead has the right to provide Calando up to $7,000,000 in additional capital based upon the achievement of certain development milestones. The first of these milestone payments for $1,000,000 is projected to be due during the third quarter of fiscal 2007. The second milestone payment of $3,000,000 is projected to be due during the fourth quarter of fiscal 2007. The last of these milestone payments for $3,000,000 is projected to be due during the third quarter of fiscal 2008.

(2)	Under its Agreement to Provide Additional Capital with Unidym, Arrowhead had the right to provide Unidym up to $4,000,000 in additional capital. Milestone payments of $2,000,000 each were payable in June 2007 and in June 2008. As part of the terms of the merger which closed on April 20, 2007, the full $4,000,000 was injected by the Company into Unidym. See Note 11 entitled Subsequent Events.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Sponsored Research

By funding university research, Arrowhead has the opportunity to ascertain the technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a culture that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies. The Company has the exclusive right to the technology developed by the research it sponsors and if such technology appears to have commercial applications, the Company can form a majority-owned subsidiary to develop the technology and provide stock in the subsidiary to the scientist and the university in order to give them an economic interest in seeing the subsidiary succeed. Should the related technology prove to be too hard or too expensive to commercialize, Arrowhead may terminate the license agreement and return the licensed intellectual property to the university.

Sponsored Research expense for the three and six month periods ended March 31, 2007 was $368,782 and $682,565, respectively. Sponsored Research expense for the three and six month periods ended March 31, 2006 was $250,635 and $584,270, respectively.

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement between Arrowhead and the University of Florida (“UF”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2007	Prepaid Amt as of March 31, 2007
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 – Jun. 30, 2008 (2 years)	$647,533	$323,767	$334,056	$91,231

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2007	Prepaid Amt as of March 31, 2007
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 – Nov. 30, 2007 (2 years)	$677,651	$338,826	$556,773	$105,005

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2007	Prepaid Amt as of March 31, 2007
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 – Sept. 30, 2008 (5 years)	$1,393,806	$292,540	$954,996	$0

Gene Regulatory Networks (Dr. Eric H. Davidson)	Jan. 1, 2007 – Dec. 31, 2009 (3 years)	$765,000	$255,000	$121,600	$66,601

The terms of the agreements calls for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If any of these agreements is extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. These research agreements are terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation. In January and July, Insert made contributions of $50,000 to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

Sponsored Research Agreement—Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology.

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2007	Prepaid Amt as of March 31, 2007
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 – May 31, 2007 (2 years)	$600,000	$300,000	$600,000	$50,000

The initial payment was $110,000 to start. Arrowhead now makes quarterly payments of $70,000 each, over the remainder of the agreement term.

NOTE 7. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for the granting of equity-based compensation. Under the 2000 Stock Option Plan, 1,702,500 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. The 2004 Equity Incentive Plan reserves 4,853,667 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. The Company’s stockholders approved the 2004 Equity Incentive Plan on January 20, 2005. Pursuant to this approval, no further grants may be made under the 2000 Stock Option Plan. During the quarter ended March 31, 2007, 435,000 options were granted under the 2004 Equity Incentive Plan.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74

Granted	190,000	4.98
Canceled	—	—
Exercised	(85,539)	3.70

Balance at December 31, 2006	4,501,500	2.82

Granted	435,000	4.28
Canceled	—	—
Exercised	(4,000)	1.00

Balance at March 31, 2007	4,932,500	2.95
Exercisable at March 31, 2007	2,728,443	2.23

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.36	4,932,500	8.3	$2.95

At March 31, 2007, there were 1,623,667 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the three and six month periods ended March 31, 2007, is estimated at $899,495 and $1,337,820, respectively.

The aggregate fair value of options granted by Aonex, Calando, Unidym and Insert for the first and second quarters of Fiscal 2007 is estimated at $22,221 and $359,462, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 30% to 50%, risk-free interest rate of 4.77% to 5.25%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the quarter ended March 31, 2007, was estimated at $2.07 and the weighted-average exercise price was estimated at $4.28.

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

NOTE 8. INCOME TAXES

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

For the three and six month periods ended March 31, 2007, the Company had consolidated losses of $6,173,809 and $9,880,979, respectively. For the three and six month periods ended March 31, 2006, the Company had consolidated losses of $5,194,545 and $8,479,342, respectively. The 2007 losses result in a deferred income tax benefit of approximately $2,439,000 and $3,903,000 for the three and six months ended March 31, 2007. For the three and six month periods ended March 31, 2006, the Company’s losses resulted in a deferred income tax benefit of approximately $2,052,000 and $3,349,000, respectively. The deferred income tax benefits are offset by increases in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits, as well as expected future tax rates, make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

NOTE 9. SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s operates in a single segment, nanotechnology.

Grant and collaborations agreements are not considered to be product or licensing revenue, as the Plan of Operations for the Company is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in Fiscal 2006 and no related party transactions for the quarter March 31, 2007. In the first quarter ended December 31, 2006, the following was reported:

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

NOTE 11. SUBSEQUENT EVENTS

On April 20, 2007, pursuant to an Agreement and Plan of Merger, dated as of March 21, 2007, by and among Unidym, Unidym Acquisition, LLC (“Merger LLC”), a Delaware limited liability company and wholly-owned subsidiary of Unidym, CNI, and William A. McMinn as stockholder representative (the “Merger Agreement”), Unidym acquired CNI through a merger of CNI with and into Merger LLC, with Merger LLC continuing as the surviving company of such merger and a wholly-owned subsidiary of Unidym (the “Merger”).

Pursuant to the Merger Agreement, at the closing, Unidym issued 5,000,000 shares of Unidym Series A Convertible Preferred Stock, $.0001 par value per share (“Unidym Series A Preferred Stock”), to be distributed to the holders of CNI Common Stock and 2,784,252 shares of Unidym Series B Convertible Preferred Stock, $.0001 par value per share (“Unidym Series B Preferred Stock”) to be distributed to the holders of CNI Series E Preferred Stock. In addition, in connection with the Merger, all 2,889,000 shares of Unidym Series A Preferred Stock outstanding prior to the effective time of the Merger were converted into 2,889,000 shares of Unidym Series B Preferred Stock. Approximately twenty percent (20%) of the issued and outstanding capital stock of Unidym (calculated on an as-converted to Common Stock basis after giving effect to the Merger) was placed into a share escrow account to fund certain claims for indemnification for breaches of or inaccuracies in Unidym’s and CNI’s representations and warranties, covenants and agreements.

In accordance with the Merger Agreement, Unidym assumed CNI’s 2007 Restricted Stock Unit Plan and all outstanding CNI restricted stock units that were outstanding as of the effective time of the Merger. In connection with such assumption, appropriate adjustments described in the Merger Agreement were made to the number of shares of Unidym Common Stock subject to each restricted stock unit. An aggregate of 1,104,010 shares of Unidym Common Stock are subject to such restricted stock units. Pursuant to the terms of the Merger Agreement, Unidym assumed a warrant that was outstanding as of the effective time of the Merger. In connection with such assumption, the number and type of shares subject to such warrant and the exercise price of such warrant were adjusted such that 64,000 shares of Unidym Common Stock are issuable upon exercise of the warrant.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2007

In connection with the Merger on April 20, 2007, Unidym (“Unidym”), a Delaware corporation and majority-owned subsidiary of Arrowhead, and Arrowhead amended the Agreement to Provide Additional Capital (“Capital Agreement”) dated June 13, 2006, by and between Arrowhead and Unidym to accelerate the payment of $4 million of additional capital to Unidym, such that all of the capital contributions set forth in the Capital Agreement were paid to Unidym on April 23, 2007. In aggregate consideration for the acceleration of the additional capital to Unidym and the transfer from Arrowhead to Unidym of rights and obligations under two sponsored research agreements, Unidym issued 448,000 shares of Unidym Common Stock to Arrowhead.

In addition, on April 20, 2007, Arrowhead entered into a Stock Purchase Agreement (the “Purchase Agreement”) with William A. McMinn, Robert Gower, Mary H. Cain and The Mary H. Cain Marital Trust (collectively, the “Purchasers”) for the sale of 1,431,222 shares of Arrowhead’s Common Stock in exchange for 1,080,000 shares of Series E Preferred Stock of CNI. As part of the transactions contemplated by the Purchase Agreement, Arrowhead has committed to register the newly-issued shares of Arrowhead Common Stock for resale by the Purchasers pursuant to the terms of a Registration Rights Agreement dated as of April 20, 2007, by and among Arrowhead and the Purchasers (the “Registration Rights Agreement”).

As of the close of the deal, Arrowhead owned 59.8% of Unidym on an undiluted basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build shareholder value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary” and, collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and we believe diversifies risk. Currently, Arrowhead operates four majority-owned Subsidiaries commercializing nanotech products and applications and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

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

Sponsored Research

In exchange for the exclusive right to license the resultant technology developed in sponsored laboratories, Arrowhead and/or its Subsidiaries work with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. By funding university research, Arrowhead and/or its Subsidiaries has the ability to evaluate the probability of technical success at low research cost and, if warranted, continue development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a vibrant location that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies.

Subsidiaries

At March 31, 2007, the Company has four majority-owned, operating Subsidiaries, Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”) (formally NanoPolaris, Inc.) and Aonex Technologies, Inc. (“Aonex”). As part of its model, the Company will create or close subsidiaries based upon the success of the Subsidiary.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. Insert’s first investigational new drug (IND) application for its first drug candidate, IT-101, was accepted by the US Food and Drug Administration (FDA) in March 2006. IT-101 is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound. A Phase I study for IT-101 began last summer at the City of Hope Cancer Center and results are expected by the middle of 2007.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies. Calando expects to file an IND and enter Phase I trials in calendar 2007.

Unidym is developing thin film nanotube electronics and has assembled exclusive commercial rights to nanotube materials and processes developed at several universities. On June 13, 2006, NanoPolaris acquired the net assets, including the name of Unidym, a company that develops carbon nanotube electronics. On August 3, 2006, NanoPolaris changed its name to Unidym, Inc. On April 20, 2007, Unidym merged with CNI with Unidym being the surviving corporation. With the close of this merger, Unidym gained some valuable intellectual property and the ability to manufacture carbon nanotubes on a commercial scale.

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

Critical Accounting Policies

The discussion and analysis of our financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain of our accounting policies as critical accounting policies. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in Note 1 Organization and Significant Accounting Policies of this Form 10Q. There have been no changes to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Results of Operations

The Company had a consolidated loss of approximately $6.2 million for the quarter ended March 31, 2007, versus a consolidated loss of $5.2 for the same quarter in the prior year. The increased loss is a result of the company accelerating development and because of the Company’s engagement in Phase I clinical trials and preparations for future Phase I and Phase II clinical trials.

The following tables have been expanded and accounts reorganized to allow the reader to gain more information about where and how the Company is spending resources to build subsidiaries. In addition, the Company has decided that it will maintain a very conservative balance sheet. Even though the goodwill applicable to prior years has historically been included on the balance sheet, the Company has elected to write off this goodwill to In Process R&D during the second quarter. This action was taken even though there is no impairment in Calando and remains confident in the potential of RNAi and Calando’s technology.

Expenses

The analysis below details the operating expenses and discusses the increased expenditures within the major categories.

For purposes of comparison, the amounts for the three and six month periods ended March 31, 2007 and 2006, respectively, are shown in the tables below. Prior period amounts have been reclassified to conform to the current period presentation.

The amounts for each period have been adjusted to include the adoption of SFAS 123R.

Salary & Wage Expenses

(in thousands)

	Three Months Ended Mar 31, 2007	% of Expense Category	Three Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
G&A – compensation-related	$870	43%	$567	39%	$303	53%
Stock-based compensation	$484	24%	$353	24%	$131	37%
R&D – compensation-related	$661	33%	$545	37%	$116	21%

Total	$2,015	100%	$1,465	100%	$550	38%

	Six Months Ended Mar 31, 2007	% of Expense Category	Six Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
G&A – compensation-related	$1,339	36%	$1,141	40%	$198	17%
Stock-based compensation	$965	26%	$632	22%	$333	53%
R&D – compensation-related	$1,436	38%	$1,062	38%	$374	35%

Total	$3,740	100%	$2,835	100%	$905	32%

The G&A compensation expense increased primarily due to the addition of a Vice President of Finance and Accounting for Arrowhead in March 2006, the hiring of a Chief Executive Officer at Insert on January 1, 2007 (which added about $127,000 to the quarter), and the addition of staff resulting from the growth and the normal increases granted to existing staff. The Company expects to hire a new Chief Executive Officer for Unidym in the third quarter of Fiscal 2007.

The stock-based compensation is related to the issuance of stock options to new and existing employees and expense booked pursuant to the adoption of SFAS 123R which requires expensing of stock-based compensation for all options granted. Stock options are awarded to new hires and to existing employees. While there has been a growth in options awarded, this number will vary from quarter to quarter depending on hiring, on terminations and on awards to new and existing employees.

The R&D compensation increased as a result of acquiring Unidym in June 2006 and hiring additional technical staff for the Subsidiaries to increase the scope of development. The Company expects that salaries and wages will continue to grow during Fiscal 2007 as more people are hired to support development within the Subsidiaries.

With the merger of Unidym and CNI on April 20, 2007, the salaries for G&A and R&D related functions are expected to increase in subsequent quarters.

General & Administrative Expenses

(in thousands)

	Three Months Ended Mar 31, 2007	% of Expense Category	Three Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$770	53%	$614	51%	$156	25%
Recruiting	$186	13%	$72	6%	$114	158%
Facilities and related	$86	6%	$95	8%	$(9)	-9%
Travel	$122	8%	$46	4%	$76	165%
Business insurance	$96	7%	$28	2%	$68	243%
Depreciation	$48	3%	$81	7%	$(33)	-41%
Communications and technology	$65	4%	$43	4%	$22	51%
Office expenses	$48	3%	$87	7%	$(39)	-45%
Other	$38	3%	$132	11%	$(94)	-71%

Total	$1,459	100%	$1,198	100%	$261	22%

	Six Months Ended Mar 31, 2007	% of Expense Category	Six Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$1067	44%	$1,199	53%	$(132)	-11%
Recruiting	$355	15%	$74	3%	$281	380%
Facilities and related	$168	7%	$153	7%	$15	10%
Travel	$253	11%	$111	5%	$142	128%
Business insurance	$187	8%	$85	4%	$102	120%
Depreciation	$94	4%	$165	7%	$(71)	-43%
Communications and technology	$106	4%	$71	3%	$35	49%
Office expenses	$97	4%	$159	7%	$(62)	-39%
Other	$71	3%	$243	11%	$(172)	-71%

Total	$2,398	100%	$2,260	100%	$138	6%

G&A expenses have increased each year since the Company was founded in May 2003. However, the mix has changed. Professional/outside services increased for the quarter ended March 31, 2007, as a result of paying legal expenses applicable to the merger of Unidym and CNI (approximately $350,000). In the prior year, legal expenses were incurred in connection with the financing and the buy back of a portion of the stock owned by the founders of Calando. This private placement resulted in legal fees of about $200,000. Also, during the first quarter Fiscal 2007, Insert completed a $10.1 million private placement with a select group of accredited investors, including a $5 million follow-on investment by Arrowhead. Recruiting increased dramatically due to executive recruiting fees and relocation allowances for Insert & Unidym. Recruiting fees are expected to continue as the Company grows, but the cost is not predictable at this time.

Arrowhead is incurring expense for new or expanded leases for Subsidiary facilities. Facilities related expenses are expected to increase throughout Fiscal 2007 with the Company’s move to larger corporate offices in March 2006, and the move of Insert into new laboratory facilities in June 2006. In addition, Calando moved in July 2006 into laboratory facilities previously occupied by Insert. This move increased Calando’s rent expense. In January 2007, the Company leased office and laboratory facilities for Unidym in Menlo Park, California. Unidym was relocated to take advantage of the relative availability in Silicon Valley of personnel with experience and expertise in developing and commercializing nano-electronic products. The merger will add the expense of the rent for the Houston location going forward. Facilities cost has been split between G&A and R&D (see below). It is expected that facilities expense will grow as the Subsidiaries grow.

Travel expense increased as Company management pursues increased public and investor relations activities, new business initiatives and collaborations with others. It also increased as a result of the negotiations of the merger and the relocation of Unidym to Menlo Park, California.

Insurance increased as a result of increases in limits and coverage as the Company has grown since Fiscal 2004. For instance, the director and officer insurance coverage was increased from $1 million in Fiscal 2004 to $5 million in Fiscal 2005 to $15 million for Fiscal 2006 and for Fiscal 2007. The Company incurred this expense in anticipation of attracting new executive management to the Company and its Subsidiaries. This expense is expected to continue to increase as the Company grows.

The primary reason for the decrease in depreciation was completion of the write off of Aonex leasehold improvements in June 2006. It is our policy to write off leasehold improvements over the initial term of the lease even when the lease is later extended.

Research and Development Expenses

(in thousands)

	Three Months Ended Mar 31, 2007	% of Expense Category	Three Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$2,671	60%	$718	23%	$1,953	272%
Purchase In-Process R & D	$963	22%	$1,928	61%	$(965)	-50%
Laboratory supplies & services	$128	3%	$130	4%	$(2)	-2%
Facilities related	$172	4%	$103	3%	$69	67%
Sponsored research	$369	8%	$251	8%	$118	47%
Depreciation-R&D-related	$83	2%	$48	1%	$35	73%
Other research expenses	$79	1%	$0	0%	$79	100%

Total	$4,465	100%	$3,178	100%	$1,287	40%

	Six Months Ended Mar 31, 2007	% of Expense Category	Six Months Ended Mar 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$2,741	46%	$1,697	35%	$1,044	62%
Purchase In-Process R & D	$963	16%	$1,928	40%	$(965)	-50%
Laboratory supplies & services	$676	11%	$218	4%	$458	210%
Facilities related	$316	5%	$204	4%	$112	55%
Sponsored research	$683	12%	$584	12%	$99	17%
Depreciation-R&D-related	$163	3%	$113	2%	$50	44%
Other research expenses	$411	7%	$129	3%	$282	219%

Total	$5,953	100%	$4,873	100%	$1,080	22%

Arrowhead takes a portfolio approach to research and development by operating multiple subsidiaries which allows the pursuit of multiple opportunities and, we believe, diversifies risk. Currently, Arrowhead operates four majority-owned Subsidiaries commercializing nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials, and also funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs. Each Subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources.

The overall increase in expenses related to research and development are due to the write off of goodwill to In Process R&D to be more conservative in our balance sheet, to the ramp up of development in three subsidiaries as they complete phase I clinical trials and prepare for phase II (Insert), to file an IND with the FDA and begin phase I clinical trials (Calando) and to develop thin films of nanotubes to replace ITO (Unidym). See below for more information about each subsidiary.

The table below set forth the approximate amount of Arrowhead’s cash expenses for research and development at each Subsidiary for the periods described below.

Name of Subsidiary / Project	R&D Cash Expenses for the Quarter Ended March 31, 2007	R&D Cash Expenses for the Six Months Ended March 31, 2007	Project Cost from Inception of Project Through March 31, 2007
Calando Pharmaceuticals, Inc. / CALAA-01	$1.7 Million	$2.8 Million	$4.8 Million
Insert Therapeutics/ IT 101	$2.7 Million	$3.8 Million	$10.0 Million
Unidym, Inc. / Thin Films of Carbon Nanotubes	$1.1 Million	$1.5 Million	$1.6 Million
Aonex Technologies, Inc. / Wafer Fabrication	$0.2 Million	$0.4 Million	$4.0 Million
Total of all Subsidiaries	$5.7 Million	$8.5 Million	$20.4 Million

Calando Pharmaceuticals, Inc.

Calando’s lead product candidate, CALAA-01, is a formulation containing Calando’s proprietary delivery technology with a siRNA duplex targeting the M2 subunit of ribonucleotide reductase, a well-established cancer target. Calando is preparing an IND application with the FDA that it expects to file in the fall of 2007, and it hopes to begin its first clinical trial before the end of calendar 2007. Calando’s research and development efforts on CALAA-01 are preliminary, and there is no assurance that this compound will be successful or that it will progress to clinical trials. Advancing this development candidate into human clinical trials is dependent on several factors, including technological feasibility and commercial opportunity as well as the availability of financial resources. Research and development expenses related to CALAA-01 are reflected in the tables above. It is not possible at this time to accurately determine the final cost of CA1AA-01, the completion date, or when revenue will commence. If Calando meets its milestone objectives (see Note 6, Commitments and Contingencies, to our Consolidated Financial Statements for an explanation of those milestones), it should have sufficient capital until the end of the second quarter of fiscal 2008.

Insert Therapeutics, Inc.

Insert was purchased by the Company in June 2004. One of the main reasons for the purchase was the Insert license with Caltech for the patent covering drug delivery using synthetic polymers for use primarily in drug delivery applications. In fiscal 2004 and fiscal 2005, Insert continued research and development of its anti-cancer therapeutic IT-101, which uses the technology covered by the Caltech patent. On March 14, 2006, Insert IND application for IT-101was accepted by the FDA and Insert began a Phase I clinical trial in the third quarter of calendar 2006. Insert hopes have data from the Phase I trial by mid calendar 2007 and enter Phase II later in 2007 fiscal year.

Going forward, Insert is beginning to do commercialization work on epothlones and tubulysins as part of their pipeline of products. Insert is also preparing for Phase II trials of IT-101. Research and development expenses related to IT-101 are reflected in the tables above. It is not possible at this time to accurately determine the final cost of IT-101, the completion date, or when revenue will commence. Following a private placement of Insert stock completed in October 2006, Insert has sufficient cash to fund current development efforts through the second quarter of fiscal 2008.

Unidym, Inc.

Unidym and CNI merged on April 20, 2007. The combined company, which will operate under the Unidym name, has a significant portfolio of carbon nanotube-related patents and we believe is well positioned to generate revenue by producing and selling carbon nanotubes, by producing and selling products and product applications using carbon nanotubes, and by licensing technology to third parties. It is not possible at this time to accurately determine the final cost of Unidym’s development efforts. Specific factors which will affect these costs include, but are not limited to, costs of material and labor required for the development of Unidym’s products, the number of internal development projects that Unidym undertakes, the extent to which manufacturing capabilities are outsourced, and the number of joint development projects that Unidym undertakes and Unidym’s contributions to such joint development projects.

Aonex Technologies, Inc.

Aonex is currently seeking a partner to help in the continued development of blue and white LEDs. Aonex engineers wafers that are comprised of thin films of materials suitable for fabrication of blue and white LEDs, and that have been bonded onto specially engineered support wafers using a proprietary process. By optimizing the support wafer’s properties, Aonex is able to simplify the manufacture of high efficiency LED structures, improve yields and offer a viable path to larger wafer sizes (and corresponding lower costs). Aonex has performed testing of prototypes of its products and is shipping samples to potential partners. Research and development expenses related to Aonex wafers are reflected in the tables above. Aonex continues to build and ship product but in a phase down mode. It is not possible at this time to accurately determine the final cost of Aonex development efforts, the completion date, or when revenue will commence as ongoing negotiation for a large partner must be completed first.

Factors Affecting Further R&D Expenses

The Company expects that research and development expenses will continue to increase in the foreseeable future as it adds personnel, expands its pre-clinical research, begins clinical trial activities and increases its regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in the Company’s research programs. As the Company’s research efforts mature, it will continue to review the direction of its research based on an assessment of the value of possible commercial applications emerging from these efforts.

In addition to these general factors, specific factors that will determine the eventual cost to complete the current projects at Insert and Calando include the following:

•	the number, size and duration of clinical trials required to gain FDA approval;

•	the costs of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profile of the drug candidate; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

It is possible that the completion of studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from the Subsidiaries’ current activities. Until the Company obtains further relevant pre-clinical and clinical data, it will not be able to estimate its future expenses related to the Subsidiaries’ programs or when, if ever, and to what extent, the Company will receive cash inflows from resulting products.

Sponsored Research

The Company continues to sponsor research at Caltech (commencing in Fiscal 2003), Stanford (commencing in June 2005), Duke (commencing in December 2005) and the University of Florida (commencing in August 2006.) The number of research projects can fluctuate as the Company adds or terminates projects. For instance, two sponsored research projects at Caltech were terminated in the first quarter of Fiscal 2005. These projects were replaced by Duke and Florida. While the mix has changed, the dollars expended are about the same. As the Company grows, sponsored research is expected to increase as more opportunities are identified. As part of the merger of Unidym and CNI, the Duke and Florida sponsored research projects were transferred from Arrowhead to Unidym. The reason for the transfer is that it is believed that these sponsored research projects should more closely align with the subsidiary which will potentially benefit from the sponsored research.

Consulting

This expense increased in the three and six months ended March 31, 2007, primarily due to the addition of Unidym in June 2006 ($231,000) and additional consultants looking at the business direction of Insert ($100,000). Of the approximately $618,000 in consulting fees year to date, about $170,000 was paid to professors/non employee Subsidiary founders for services related to development of products/services About $160,000 is for clinical and regulatory consulting while about $85,000 was related consulting to help manufacture of thin film nanotube for Unidym. About $150,000 in consulting expense (including $38,000 paid to Mr. Jacobs for consulting services prior to his employment at Insert full time as its President and CEO on January 1, 2007) was for business strategy related to overall development of the subsidiaries.

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

•

Build production capability in order to produce and market the end products. This last approach would likely require the most capital to build the production, sales and distribution infrastructure. On a case-by-case basis, the Company will choose the strategy which, in the opinion of management, will generate the highest return for the Company.

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

The Company generated revenue for three and six month period ended March 31, 2006, of $57,500 and $310,000 respectively, primarily related to development fees paid to Calando by Benitec ($150,000) and a Small Business Innovation Research grant to Aonex ($50,000) and a license fee ($37,500). These agreements ended in Fiscal 2006. During Fiscal 2006, the Company was told by the Small Business Administration that it no longer qualified as a small business because it could not show that 51% of its shareholders were US citizens or legal resident aliens. Therefore, the Company does not expect to receive any small business funding in the future. The Company had no revenue in the second quarter of Fiscal 2007 but did reverse $3,697 related to a prior period billing for a grant completed at Calando.

With the merger of Unidym and CNI, the Company does expect revenue related to carbon nanotube sales in the last half of Fiscal 2007. However, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as licenses, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control, and therefore it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of March 31, 2007, the Company had $21.6 million in cash and cash equivalents compared to $28.3 million in cash and cash equivalents and marketable securities at December 31, 2006. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through Fiscal 2007 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period, the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its Subsidiaries will continue to add staff, property, and equipment during Fiscal 2007. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At March 31, 2007, the Company had the right to provide, in its sole discretion, an additional $7 million to Calando if certain milestones are reached and $4 million to Unidym at specified times. If made, these capital commitments will be used for research and development, for business development and salaries. The remainder of the cash will be used to fund on going operations. The Company believes that the cash on hand at March 31, 2007 is sufficient to meet all existing obligations and fund existing operations in Fiscal 2007.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of March 31, 2007, the Company had raised approximately $58 million through the sale of Common Stock and the exercise of warrants to purchase Common Stock and the sale of Insert Preferred Stock and warrants to purchase Insert Preferred Stock. New business opportunities may require additional cash resources. In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and US government grants.

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

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$1,908,874	$712,716	$956,417	$239,741	$—
Sponsored Research	$1,820,652	$1,147,191	$673,461	$0	$—

In addition, the Company has contracts to provide material, testing and contract labor. None of those contracts goes beyond one year and almost all contracts are month to month.

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

As of March 31, 2007, we have no debt, no derivative instruments outstanding and we did not have any financing arrangements that were not reflected in our balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (Evaluation Date) have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports, that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

The Company held an annual meeting on February 22, 2007. The following matters were submitted to a vote of the stockholders of record as of December 29, 2006 through a solicitation of proxies and the results are shown below:

1.	Election of four directors.

	Number of Shares For	Percent of Shares Voting	Number of Shares Withheld	Percent of Shares Voting
R. Bruce Stewart	30,158,873	>99%	88,342	<1%
Edward W. Frykman	29,843,384	>98%	403,831	<2%
LeRoy R. Rahn	30,143,383	>99%	103,832	<1%
Charles P. McKenney	30,153,384	>99%	93,831	<1%

2.	Approval of a proposal to amend the Company’s Certificate of Incorporation and to amend the Company’s Bylaws to adopt a classified Board of Directors. This proposal requires a majority of the stock outstanding and therefore it did not pass.

	Shares	Percent Of Shares Voting
Votes For	11,859,433	39.2%
Votes Against	7,754,191	25.6%
Votes Abstaining	53,735	<1%
Broker Non-Votes	10,579,856

3.	Approval of the appointment of Rose, Snyder & Jacobs as the independent public auditors of Arrowhead Research Corporation for the fiscal year ended September 30, 2007:

	Shares	Percent Of Shares Voting
Votes For	30,162,024	>99%
Votes Against	71,373	<1%
Votes Abstaining	13,818	<1%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description

10.1	Agreement and Plan of Merger dated as of March 21, 2007 by and among Unidym, Inc., Unidym Acquisition, LLC, Carbon Nanotechnologies, Inc., and William A. McMinn as the Stockholder Representative (1)

10.2	Stock Purchase Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (2)

10.3	Registration Rights Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (2)

10.4	Lockup and Standstill Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (2)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President & Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President & Principal Financial Officer*

*	Filed herewith

(l)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on March 26, 2007.

(2)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on April 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2007

ARROWHEAD RESEARCH CORPORATION.

BY:	/s/ Joseph T. Kingsley
Joseph T. Kingsley Chief Financial Officer