Form 10-Q
period 2007-06-30
ARROWHEAD RESEARCH CORP
filed 2007-08-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,598,795 as of August 8, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and September 30, 2006	2

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2007 and 2006 and from inception through June 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the period from inception to June 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and from inception through June 30, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION	29

ITEM 1. LEGAL PROCEEDINGS	29

ITEM 1A. RISK FACTORS	29

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	30

SIGNATURES	31

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2007 and September 30, 2006

	(unaudited)
	June 30, 2007	September 30, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,421,278	$28,020,304
Marketable securities at fair market value - US Treasury Bills	27,372,602	—
Trade receivable, net of allowance for doubtful accounts of $13,514	158,652	—
Grant receivable, net of allowance for doubtful accounts of $0	—	3,697
Other receivables	229,604	70,517
Prepaid sponsored research, Note 7.	271,945	358,020
Other prepaid research	67,646	7,600
Other prepaid expenses	583,971	315,653

TOTAL CURRENT ASSETS	32,105,698	28,775,791

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	590,749	544,823
Research equipment	1,824,713	1,375,595
Software	98,093	68,969
Leasehold improvement	409,244	369,699

	2,922,799	2,359,086

Less: Accumulated depreciation and amortization	(1,493,821)	(1,088,105)

NET PROPERTY AND EQUIPMENT	1,428,978	1,270,981

INTANGIBLE AND OTHER ASSETS
Rent deposit	139,187	161,469
Patents, Note 1.	3,042,515	3,354,487
Goodwill	—	963,150

TOTAL OTHER ASSETS	3,181,702	4,479,106

TOTAL ASSETS	$36,716,378	$34,525,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, Note 1.	$1,453,838	$846,580
Accrued expenses	456,145	677,722
Payroll liabilities	651,494	233,932
Preferred stock liability	—	1,162,000
Deferred revenue	378,645	—

TOTAL CURRENT LIABILITIES	2,940,122	2,920,234

Minority interests	600,038	934,438
Commitment and contingencies, Note 7.

STOCKHOLDERS’ EQUITY, Note 5.
Common stock	38,605	34,156
Preferred stock	—	—
Additional paid-in capital	83,972,459	59,113,369
Accumulated deficit during the development stage	(50,834,846)	(28,476,319)

TOTAL STOCKHOLDERS’ EQUITY	33,176,218	30,671,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,716,378	$34,525,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Period from May 7, 2003 (Date of inception) to June 30, 2007
REVENUE	$622,599	$246,229	$629,994	$556,229	$2,012,441

COST OF GOOD SOLD	347,601		347,601		347,601

GROSS PROFIT ON SALES	274,998	246,229	282,393	$556,229	1,664,840

OPERATING EXPENSES
Salaries	2,800,420	2,036,639	6,540,467	4,866,444	16,440,487
Consulting	637,052	171,375	1,255,095	439,727	3,352,097
General and administrative expenses	1,567,426	1,439,881	3,965,717	3,791,032	12,631,437
Research and development	8,563,401	1,060,892	14,516,612	5,907,907	27,688,737
Patents amortization	103,991	60,440	311,973	181,320	721,054
Goodwill impairment & other charges	—	—	—	—	999,000

TOTAL OPERATING EXPENSES	13,672,290	4,769,227	26,589,864	15,186,430	61,832,812

OPERATING LOSS	(13,397,292)	(4,522,998)	(26,307,471)	(14,630,201)	(60,167,972)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Realized and unrealized gain (loss) in marketable securities	—	124,549	—	261,010	382,264
Interest income	238,277	223,443	879,592	581,270	1,914,952
Other income	—	—	—	—	3,308

TOTAL OTHER INCOME (EXPENSES)	238,277	347,992	879,592	842,280	4,593,324

LOSS BEFORE MINORITY INTERESTS	(13,159,015)	(4,175,006)	(25,427,879)	(13,787,921)	(55,574,648)

Minority interests	681,467	63,573	3,069,351	1,197,145	6,157,703

LOSS FROM CONTINUING OPERATIONS	(12,477,548)	(4,111,433)	(22,358,528)	(12,590,776)	(49,416,944)

Loss from operation of discontinued Nanotechnica, Inc.	—	—	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)	—	—	—	—	(73,797)
Provision for income taxes	—	—	—	—	(1,600)

NET INCOME (LOSS)	(12,477,548)	(4,111,433)	(22,358,528)	(12,590,776)	(50,834,846)

Income (loss) from continuing operations per share, basic and diluted	(0.34)	(0.12)	(0.64)	(0.40)

Net income (loss) per share, basic and diluted	(0.34)	(0.12)	(0.64)	(0.40)

Weighted average shares outstanding, basic and diluted	36,422,464	33,810,131	34,945,152	31,265,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to June 30, 2007

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Stock based compensation	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Stock based compensation	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467
Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975		150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Stock based compensation	—	—	1,270,339	—	1,270,339
Accelerated stock options			99,139		99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	$34,156	$59,113,369	$(28,476,319)	$30,671,206
Exercise of stock options	85,539	85	316,117	—	316,202
Stock based compensation	—	—	480,812	—	480,812
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity			2,401,394		2,401,394
Net loss for the three months ended December 31, 2006	—	—	—	(3,707,170)	(3,707,170)

Balance at December 31, 2006	34,229,127	$34,241	$62,311,692	$(32,183,489)	$30,162,444

Exercise of stock options	4,000	4	3,996	—	4,000
Stock based compensation	—	—	484,160	—	484,160
Net loss for the three months ended March 31, 2007	—	—	—	(6,173,809)	(6,173,809)

Balance at March 31, 2007	34,233,127	$34,245	$62,799,848	$(38,357,298)	$24,476,795

Exercise of stock options	80,000	80	97,820	—	97,900
Common stock issued, net	2,849,446	2,849	15,149,366		15,152,215
Common stock issued for purchase of Carbon Nanotechnologies, Inc.	1,431,222	1,431	5,398,569		5,400,000
Stock based compensation	—	—	526,856	—	526,856
Net loss for the three months ended June 30, 2007	—	—	—	(12,477,548)	(12,477,548)

Balance at June 30, 2007	38,593,795	$38,605	$83,972,459	$(50,834,846)	$33,176,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2007 and 2006 and from inception through June 30, 2007

(unaudited)

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Period from May 7, 2003 (Date of inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,358,527)	$(12,590,776)	(50,834,846)
Realized and unrealized (gain) loss on investment	—	(261,010)	(382,263)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	—	200,000
Stock issued for in-process research and development	—	1,077,333	1,077,333
Stock-based compensation	1,491,827	997,478	3,545,471
Depreciation and amortization	717,689	634,869	2,323,481
Goodwill expensed to in-process research & development	963,150	—	963,150
CNI purchase expensed to in-process research & development	5,397,005	—	5,397,005
Impairment of goodwill	—	—	999,000
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(3,069,351)	(1,197,145)	(6,157,703)
Decrease/increase in:
Receivables	(311,047)	(3,129)	(385,261)
Prepaid research expense	26,029	(269,757)	(339,592)
Other prepaid expenses	(268,320)	(165,726)	(583,973)
Deposits	22,282	(54,046)	(129,229)
Accounts payable	607,258	(262,600)	1,249,676
Accrued expenses	(221,577)	920,211	454,356
Deferred revenue	378,645	153,213	378,645
Preferred stock liability	(1,162,000)	—	—
Other liabilities	417,563	(106,250)	654,184

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(17,369,374)	(11,127,335)	(43,700,616)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills	—	(18,575,915)	(18,575,915)
Purchase of property and equipment	(563,713)	(420,792)	(2,633,504)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	(1,000,000)	(5,000,000)
Cash paid for interest in Insert	(5,150,000)	—	(10,150,000)
Cash paid for interest in Calando	—	(2,000,000)	(7,000,000)
Cash paid for interest in Unidym	—	(3,000,000)	(3,001,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	1,000,000	5,001,250
Cash obtained from interest in Insert	5,150,000	—	10,529,594
Cash obtained from interest in Calando	—	2,000,000	7,000,000
Cash obtained from interest in Unidym	—	3,000,000	3,001,000
Proceeds from sale of marketable securities -US Treasury Bills	—	4,888,399	18,888,265
Proceeds from sale of stock in subsidiary	—	—	2,424,924
Proceeds from sale of investments	—	80,146	569,913
Proceeds from sale of Insert Therapeutic’s stocks, net	5,136,346	—	5,136,346
Payment for patents	—	(205,948)	(303,440)
Restricted cash	—	—	50,773

NET CASH USED IN INVESTING ACTIVITIES	4,572,633	(14,234,110)	5,938,206
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	15,570,317	19,582,480	68,587,604

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,570,317	19,582,480	68,587,604

NET INCREASE (DECREASE) IN CASH	2,773,576	(5,778,965)	30,825,194
CASH AT BEGINNING OF PERIOD	28,020,304	22,467,016	—

CASH AT END OF PERIOD	$30,793,880	$16,688,051	$30,825,194

Supplementary disclosures:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$7,200

SUPPLEMENTAL NON CASH TRANSACTIONS

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert Therapeutic, Inc. common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the closing.

On March 31, 2006, Arrowhead purchased 964,000 shares of Calando Pharmaceuticals, Inc. common stock from minority stockholders of Calando for $1,928,000 consisting of 208,382 newly issued shares of Arrowhead Common Stock valued at $1,077,333 plus $850,667 in cash. The 208,382 shares of Arrowhead common stock were valued based on the average closing price of Arrowhead Common Stock on NASDAQ during the last ten days prior to the date of the closing.

On April 20, 2007, Arrowhead purchased the Series E Preferred Stock of Carbon Nanotechnologies, Inc. in exchange for 1,431,222 shares of Arrowhead Common Stock with an estimated fair market value of $5,400,000.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Unless otherwise noted, (1) the term “Arrowhead Research” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms “Arrowhead,” the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its subsidiaries, whether conducted through Arrowhead Research or a subsidiary of the Company, (3) the term “Common Stock” refers to Arrowhead Research’s Common Stock, (4) the term “Warrant” refers to warrants to purchase Company Common Stock, and (5) the term “stockholder(s)” refers to the holders of Common Stock, Warrants, and any other security convertible into Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and diversifies risk. Currently, Arrowhead operates five majority-owned Subsidiaries commercializing nanotech products and applications, and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

Arrowhead owns majority interest in each of its Subsidiaries, securing substantial participation in any success. Each Subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources. The Company’s five majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials. In the near term, Arrowhead expects to add to its portfolio through selective acquisition and formation of new companies.

In exchange for the exclusive right to license the resultant technology developed in sponsored laboratories, Arrowhead works with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. By funding university research, Arrowhead has the ability to evaluate the probability of technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment, as well as a vibrant location that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

Until the recent acquisition and merger of Carbon Nanotechnoligies, Inc.(“CNI”) into Arrowhead’s majority owned subsidiary Unidym, the Company had no revenue from product sales since its inception. With the CNI acquisition in April 2007, Unidym now manufactures and sells a variety of carbon nanotubes for commercial, research applications. Unidym is engaged in a number of government grants generating additional revenues and cost reimbursements. Prior to the acquisition of CNI, in prior years, Arrowhead had some revenue from licensing and from grants.

Summary of Significant Accounting Policies

Basis of Presentation - This report on Form 10-Q for the quarter ended June 30, 2007, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, filed with the SEC on December 14, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s classifications. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2007, are not necessarily indicative of the results that might be expected for the year ending September 30, 2007.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Arrowhead and its subsidiaries Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”, formerly known as NanoPolaris, Inc.), Tego BioSciences Corporation (“Tego”) and Aonex Technologies, Inc. (“Aonex”).

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Nanotechnica, Inc. (“Nanotechnica”) is included in the results as Loss from Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation, and minority interests are accounted for in the consolidated statements of operations and the balance sheets.

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

Credit Risk—The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not incurred significant credit losses.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each subsidiary at either of two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC), up to $100,000. The Company has four wealth management accounts at the same financial institution which invests in higher yield money market accounts and in government securities. At June 30, 2007, the Company had uninsured cash deposits totaling $31,234,840. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At June 30, 2007, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $570,983. Patents are being amortized over three years to eleven years unless a patent is determined to have no foreseeable commercial value and is written down to $1.00. A portion of the Company’s investment in Insert has been allocated to the patents held by Insert. The Insert patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. The accumulated amortization of patents totaled $829,657 at June 30, 2007.

Goodwill—Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and, whenever events and changes in circumstances indicate that the carrying amount may not be recoverable, an adjustment is then made. The goodwill of $999,000 for Aonex was written down to zero as of September 30, 2006. Aonex is continuing development of its process in a phase down mode while it pursues collaboration with a larger company for further development and scale-up of its technology.

Goodwill at September 30, 2006 consisted of $963,150 related to the original formation and capital investments in Calando. Upon further review of Statement of Financial Accounting Standards (“SFAS”) No. 141, Arrowhead has expensed the $963,150 balance of Calando goodwill as purchased in-process R & D.

Revenue Recognition—Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company recognizes license fee revenue on a straight-line basis over the term of the license. Development fees, milestone fees, collaboration fees and grant revenues are recognized upon the completion and payment of services or achievement of the mutually agreed milestones.

Cost of Goods Sold—The Company includes direct materials and direct plant production cost in cost of goods sold.

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the three and nine months ended June 30, 2007 and 2006 respectively, include the accounts of Arrowhead and its Subsidiaries, Insert, Calando, Unidym, Tego and Aonex. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed. The allowance for doubtful accounts applicable to Unidym as of June 30, 2007 is $13,514.

NOTE 4. INVESTMENT IN SUBSIDIARIES

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

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock. The additional investment increased Arrowhead’s net ownership of Insert by approximately 7%, from approximately 62% to approximately 69% of Insert’s outstanding voting securities. The Arrowhead Common Stock issued in the transaction was valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the purchase. The additional consideration paid for the 7,375,000 common shares was allocated among the assets of Insert, primarily patents, as described below.

On March 29, 2005, Arrowhead exchanged 4,000,000 shares of the Series B Preferred Stock of Insert for 4,000,000 shares of Series C Preferred Stock of Insert. The Series C Preferred Stock has a liquidation preference senior to the Series B Preferred Stock.

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Insert Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,424,924. Arrowhead recognized a gain of $2,292,800 on the sale.

In October 2006, Insert completed a $10.1 million private placement to qualified investors, including a $5 million follow-on investment by Arrowhead. The private placement offered units at $1.00 per unit, each unit consisting of a share of Series C-2 Preferred Stock and 40% warrant coverage to purchase shares of Series D Preferred Stock at an exercise price of $1.25 per share. The warrants are callable by Insert after July 1, 2007.

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

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

As of June 30, 2007, Arrowhead owns 64.2% of the outstanding voting securities of Insert as of June 30, 2007 or 57.0% of the outstanding securities on a fully diluted basis. Since its initial investment of $1,000,000 on June 4, 2004, Arrowhead has provided $9,150,000 of additional capital to Insert.

Developing new drugs for market is a long process expected to last years. At the time of Arrowhead’s initial purchase of Insert securities in June 2004, Insert was in the process of developing unique intravenous drug delivery technologies for cancer therapeutics. The delivery system enables Insert to develop its own pharmaceutical products and provide customized drug delivery solutions for others. In addition to intravenous use, the delivery system may also be effective for use in tablets, topical ointments and inhalants. At the time of purchase, the primary asset of Insert were 14 patents and/or patent applications filed with the United States Patent and Trademark Office, as well as foreign counterparts in Europe, Japan and other countries. Insert’s initial patent was issued in January 2003 for a linear cyclodextrin copolymer drug delivery technology. Two of the US patents have since been issued covering the compositions of matter, methods of use, manufacturing and purification processes and routes of delivery. The initial payment of $1,000,000, the additional contingent consideration of $4,000,000 and the purchase of shares from the minority shareholders for $2,000,000 in March 2005, have been accounted for under SFAS 141. In accordance with paragraphs 26 and 27 of SFAS 141, the $4,000,000 of contingent consideration was accounted for as an additional cost of the acquired entity. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The primary assets acquired are patents, which have alternative use.

Based upon the offers we have received from unrelated third-parties, we estimate the actual value of the patents exceeds the amounts shown on the consolidated balance sheet.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000. A voting agreement between Arrowhead and certain shareholders in Calando gives Arrowhead the right to designate a majority of Calando’s Board of Directors. Calando and Insert have entered into a license agreement giving Calando exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. Arrowhead has provided $7,000,000 in additional capital to Calando, including $3,000,000 paid for Series A Preferred Stock of Calando.

On March 31, 2006, Arrowhead purchased 5,000,000 newly issued shares of Calando’s Series A Preferred Stock for $3,000,000 from Calando and purchased 964,000 shares of common stock for $2.00 per share from minority shareholders. The $1,928,000 payment for the purchase of Calando common stock consisted of $850,667 in cash and 208,382 in shares of Arrowhead Common Stock with an estimated value of $1,077,333 or $5.17 per share based on the average closing price of Arrowhead’s Common Stock during the last ten trading days immediately preceding the transaction closing.

On March 31, 2006, Arrowhead entered into an agreement with Calando to provide up to $7,000,000 of additional capital to Calando subject to the attainment of certain milestones in its preclinical testing, clinical testing and related approval processes. Should Arrowhead elect not to make the additional capital contributions, the conversion ratio of Calando’s Series A Preferred Stock to common stock would be adjusted to a conversion ratio from approximately three to one.

On August 14, 2006, Arrowhead purchased 240,000 shares of Calando common stock from a minority shareholder for an aggregate purchase price of $480,000 or $2.00 per share.

In October 2006, two of Calando’s founders exercised warrants for Calando common stock reducing Arrowhead’s combined direct and indirect ownership from 85.1% to approximately 69.8% of the outstanding voting securities of Calando or 63.9% of the outstanding securities on a fully diluted basis as of June 30, 2007.

Unidym, Inc. (formerly NanoPolaris, Inc.)

On April 4, 2005, Arrowhead founded NanoPolaris, Inc. as a wholly-owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000.

On June 13, 2006, NanoPolaris acquired from its founder substantially all of the net assets and the name of Unidym, a company that develops carbon nanotube-based electronics. The net assets acquired included Unidym’s intellectual property, prototypes, and equipment, for a purchase price consisting of $25,000, the assumption of $75,000 of liabilities and shares of NanoPolaris common stock, with an estimated value of $154,350. At the time of the purchase, the shares issued for the purchase represented 11.9% (10% on a fully diluted basis) of NanoPolaris’ outstanding voting stock. Concurrently with the purchase, Arrowhead agreed to provide up to $4,000,000 in additional capital contributions over the next two years. In August 2006, NanoPolaris changed its name to Unidym, Inc.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

On April 20, 2007, a wholly owned subsidiary of Unidym merged with Carbon Nanotechologies, Inc. (“CNI”), a Texas-based company involved in the development, manufacture and marketing of carbon nanotubes (the “Merger”). The combined company operates under the Unidym name, has a dominant portfolio of carbon nanotube-related patents and is one of the largest manufacturers of carbon nanotubes in the world. The merger positions the company as a leader in bringing carbon nanotube-based products to market.

In connection with the Merger, Unidym agreed to accelerate the $4,000,000 capital contribution and made payment on April 23, 2007. In aggregate consideration for the acceleration of the additional capital to Unidym and the transfer from Arrowhead to Unidym of rights and obligations under two sponsored research agreements, Unidym issued 448,000 shares of Unidym common stock to Arrowhead.

Prior to the merger, certain shareholders of CNI assumed all of CNI’s outstanding debt, a total of $5,400,000, in exchange for 1,080,000 shares of Series E Preferred Stock of CNI. On the date of the merger, Arrowhead purchased the Series E Preferred Stock in exchange for 1,431,222 shares of Arrowhead Common Stock with an estimated fair market value of $5,400,000. The CNI Series E Preferred Stock was exchanged in the merger for 2,784,252 shares of newly authorized Unidym Series B Preferred Stock. The 2,889,000 shares of Unidym Series A Preferred Stock owned by Arrowhead were exchanged for 2,889,000 shares of Unidym Series B Preferred Stock.

In exchange for all the outstanding shares of CNI common stock, Unidym issued 5,000,000 shares of a newly authorized Unidym Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible into shares of Unidym 8,400,482 shares of common stock under certain conditions. Unidym also assumed CNI’s 2007 Restricted Stock Unit Plan subject to which 1,104,010 shares of Unidym common stock are issuable on March 31, 2008 and a warrant exercisable for 64,000 shares of Unidym common stock.

Approximately twenty percent (20%) of the issued and outstanding capital stock of Unidym (calculated on an as-converted to Common Stock basis after giving effect to the Merger) was placed into a share escrow account to fund certain claims for indemnification for breaches of or inaccuracies in Unidym’s and CNI’s representations and warranties, covenants and agreements.

The consolidated statement of operations includes the results of the merged companies from April 21, 2007 through June 30, 2007.

Prior to the merger, Arrowhead owned 88.1% of the outstanding, voting securities of Unidym. As of June 30, 2007, Arrowhead’s ownership of the outstanding, voting securities is 60.1%. If all options are awarded and exercised, all common stock subject to restricted stock units is issued and all preferred stock is converted, Arrowhead’s interest would be 47.0%.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

The following is the summary of the preliminary balance sheet of CNI at the April 20, 2007 acquisition date, immediately prior to the write-off of entire intangible assets balance to purchased in-process research and development:

Cash and cash equivalents	$102,302
Accounts receivable	121,977
Other receivables	6,017
Other prepaid expenses	45,187
Property and equipment	65,880
Rent deposit and other assets	27,479
Intangible assets (to be expensed as purchased In-Process R & D)	5,397,005

Total Assets	$5,765,847

Accounts payable	143,195
Accrued expenses	201,002
Deferred revenue	21,650
Stockholders equity	5,400,000

$5,765,847

The acquisition has been accounted for using purchase price accounting in accordance with Financial Accounting Standard No. 141, Business Combinations.

The following summarizes unaudited pro forma year-to-date information, assuming the CNI acquisition had occurred on October 1, 2006:

Nine months ended June 30, 2007 (unaudited)
Revenue	$2,487,436
Net loss	(23,533,763)
Loss per share	$(0.65)

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding, voting shares of Aonex and allow Arrowhead to elect a majority of Aonex’ Board of Directors. To date, Arrowhead has provided $3,000,000 of additional capital to Aonex.

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

As of June 30, 2007, Arrowhead had loans outstanding to Aonex totaling $750,000. Each loan bears simple interest at 6%. Arrowhead owns 80.0% of the outstanding, voting securities of Aonex or 50% on a fully diluted basis as of June 30, 2007.

Tego BioSciences

On April 20, 2007, Tego BioSciences Corporation, a newly formed, wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes for $1,000. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Tego Series A Preferred Stock for $100,000. Currently, the Company is evaluating opportunities for Tego’s technology. To date, the Company has incurred less than $20,000 of expenses related to Tego. Arrowhead owns 100% of the outstanding voting securities of Tego and 80% of the outstanding voting securities on a fully diluted basis.

NOTE 5. STOCKHOLDERS’ EQUITY

The number of authorized shares of the Company at June 30, 2007, is a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of Common Stock, par value $0.001, and 5,000,000 shares of authorized Preferred Stock.

At June 30, 2007, 38,593,795 shares of Common Stock were outstanding. At June 30, 2007, 1,632,500 shares and 4,843,667 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. Through June 30, 2007, options to purchase 1,632,500 shares were outstanding under the 2000 Stock Option Plan and options to purchase 3,329,048 shares were outstanding under the 2004 Equity Incentive Plan.

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

On May 29, 2007, the Company completed a private placement of 2,849,466 shares of restricted Common Stock at $5.78 per share that generated $15.2 million in net proceeds. The purchasers received warrants to purchase an additional 712,362 shares of Common Stock at $7.06 per share. The warrants may be called by the Company any time after May 29, 2008, if the closing price of the Company’s Common Stock is $8.47 or above for the previous 20 trading days.

The following table summarizes information about warrants outstanding at June 30, 2007:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 5.04	1,397,500	8.8	$5.04
$ 7.06	712,362	9.9	$7.06

NOTE 6. LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena (1)	7,388 sq ft	$16,992	March 1, 2006	62 Months
New York (2)	130 sq ft	$3,484	September 15, 2006	12 Months
Aonex	4,000 sq ft	$7,211	July 1, 2004	48 Months
Calando	7,000 sq ft	$12,944	June 1, 2006	18 Months
Insert	4,354 sq ft	$11,761	June 1, 2006	36 Months
Unidym
Menlo Park, CA	7,000 sq ft	$10,500	February 1, 2007	36 Months
Houston, TX	8,017 sq ft	$13,362	February 1, 2007	11 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

(2)	In September 2005, Arrowhead opened an office in New York City and has one employee working out of that office. In November 2006, the lease was renewed for 12 months retroactive to September 15, 2006.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

At June 30, 2007, the future minimum commitments remaining under leases are as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2007(3 months remaining)	$230,565	$4,252
2008	$649,629	$10,391
2009	$491,256	$6,302
2010	$278,286	$1,421
2011 and thereafter	$129,290	$0

Facility and equipment rent expense for the three-month and nine-month periods ended June 30, 2007, was $284,523 and $704,612, respectively. Facility and equipment rent expense for the three-month and nine-month periods ended June 30, 2006, was $185,587 and $495,265, respectively. From inception to date, rent expense has totaled $1,845,674.

NOTE 7. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of June 30, 2007, Arrowhead held a majority of the following five operating Subsidiaries (the “Subsidiaries”):

Subsidiary	% Ownership[1]	Technology/Product Focus
Insert Therapeutics, Inc. acquired June 4, 2004	64.2%	Nano-engineered drug delivery system in clinical trials with first anti-cancer compound
Calando Pharmaceuticals, Inc. founded February 22, 2005	69.8%	Nano-engineered RNAi therapeutics
Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	60.1%	Developing strategic opportunities for the commercialization of nanotube-based products
Tego, Biosciences Corporation acquired April 20, 2007	100.0%	Development of protective products based on the anti-oxidant properties of buckministerfullerenes
Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterials with initial emphasis on high efficiency solar cells

(1)	Each Subsidiary has an option plan to help motivate and retain employees. Insert has 4,335,473 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of June 30, 2007, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised; the Company would own approximately 57.0% of Insert, 63.9% of Calando, 47.0% of Unidym and 50.0% of Aonex as of June 30, 2007.

Arrowhead entered into separate funding agreements to provide future additional capital to Calando and to Unidym. The agreements give Arrowhead the right to provide additional capital to each such Subsidiary or to forfeit a specified portion of its interest in lieu of additional future funding.

In deciding whether to make an additional capital contribution, the Company looks at such factors as progress toward a milestone and what the management is doing and how management is doing with their spending plan. Since the Company keeps close tabs on the subsidiaries, the decision regarding funding milestones is made well in advance of the milestone date or event. Should Calando or Unidym meet their milestones and the Company decides not to fund further, the Company would still own a majority of the outstanding voting securities of each company.

The following table summarizes the terms and status of these additional capital contributions:

Subsidiary	Total Capital Assuming all Contributions Made	Future Capital Contributions	Time for Additional Capital Contributions
Calando Pharmaceuticals, Inc.	$14,000,000	$7,000,000	15 months	(1)

(1)	Under its Agreement to Provide Additional Capital with Calando, Arrowhead has the right to provide Calando up to $7,000,000 in additional capital based upon the achievement of certain development milestones. The first of these milestone payments for $1,000,000 was paid during the fourth quarter of fiscal 2007. The second milestone payment of $3,000,000 is projected to be due during the fourth quarter of fiscal 2007. The last of these milestone payments for $3,000,000 is projected to be due during the third quarter of fiscal 2008.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Sponsored Research

By funding university research, Arrowhead has the opportunity to ascertain the technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a culture that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies. The Company has the exclusive right to the technology developed by the research it sponsors. If such technology appears to have commercial applications, the Company can form a majority-owned subsidiary to develop the technology and provide stock in the subsidiary to the scientist and the university in order to give them an economic interest in seeing the subsidiary succeed. Should the related technology prove to be too hard or too expensive to commercialize, Arrowhead may terminate the license agreement and return the licensed intellectual property to the university.

Sponsored Research expense for the three and nine month periods ended June 30, 2007 was $368,782 and $682,565, respectively. Sponsored Research expense for the three and nine month periods ended June 30, 2006 was $250,635 and $584,270, respectively.

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement between Arrowhead and the University of Florida (“UF”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of June 30 2007	Prepaid Amt as of June 30, 2007
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 – Jun. 30, 2008 (2 years)	$647,533	$323,767	$448,373	$138,381

In connection with the merger between Unidym and Carbon Nanotechnologies, Inc. the rights and obligations under the sponsored research agreement with the University of Florida were transferred to Unidym.

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of June 30, 2007	Prepaid Amt as of June 30, 2007
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 – Nov. 30, 2007 (2 years)	$677,651	$338,826	$617,212	$66,964

In connection with the merger between Unidym and Carbon Nanotechnologies, Inc., the rights and obligations under the sponsored research agreement with Duke University were transferred to Unidym.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of June 30, 2007	Prepaid Amt as of June 30, 2007
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 – Sept. 30, 2008 (5 years)	$1,393,806	$292,540	$1,028,131	$0
Gene Regulatory Networks (Dr. Eric H. Davidson)	Jan. 1, 2007 – Dec. 31, 2009 (3 years)	$765,000	$255,000	$188,200	$66,600

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

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of June 30, 2007	Prepaid Amt as of June 30, 2007
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 – May 31, 2007 (2 years)	$600,000	$300,000	$600,000	$0

The initial payment was $110,000 to start. Arrowhead now makes quarterly payments of $70,000 each. As of June 30, 2007, all payments under this agreement have been made.

Employment Agreements

On May 24, 2007, the Company entered into a Severance Agreement with each of R. Bruce Stewart, the Company’s Chairman and Chief Executive Officer, and Joseph T. Kingsley, the Company’s Chief Financial Officer, to provide for payments to the officers in the event of their retirement or the termination of their employment. The agreements provide that the executives will be entitled to receive severance payments and payments for any accrued and unused vacation time in the event that (i) the executive dies or voluntarily retires from the Company, (ii) the executive voluntarily terminates his employment other than for cause or (iii) the Company terminates the executive’s employment other than for cause (each, a “Termination Event”). Upon the occurrence of a Termination Event, Mr. Stewart is entitled to receive as severance, during each of the first three years following the Termination Event, payments equal to his highest annual salary while employed by the Company, payable in equal monthly installments. Upon the occurrence of a Termination Event, Mr. Kingsley is entitled to receive as severance, during the first year following the Termination Event, payments equal, in the aggregate, to 100% of his highest annual salary while employed by the Company, payable in equal monthly installments, which payments will be reduced by any payments received by Mr. Kingsley or his estate from the Company’s Long Term Disability Plan. Each agreement also provides that if any payment to the executive is subject to excise tax under Section 4999 of the Internal Revenue Code of 1986 (the “Code”), the Company will pay to the executive an amount sufficient, on an after-tax basis, to put the executive in the same position he would have been if the excise tax was not imposed. The timing of payments under the agreements is also subject to adjustment to avoid any adverse tax treatment under Section 409A of the Code.

NOTE 8. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,632,500 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 4,843,667 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. As of June 30, 2007, there were options to purchase 1,632,500 and 3,329,048 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended June 30, 2007, 270,000 options were granted under the 2004 Equity Incentive Plan.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74

Granted	190,000	4.98
Canceled	—	—
Exercised	(85,539)	3.70

Balance at December 31, 2006	4,501,500	2.82

Granted	435,000	4.28
Canceled	—	—
Exercised	(4,000)	1.00

Balance at March 31, 2007	4,932,500	2.95

Granted	270,000	6.10
Canceled	(160,952)	5.32
Exercised	(80,000)	1.22

Balance at June 30, 2007	4,961,548	3.07

Exercisable at June 30, 2007	3,056,603	2.48

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.36	4,961,548	8.1	$3.07

At June 30, 2007, there were 1,514,619 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the three and nine month periods ended June 30, 2007 is estimated at $881,235 and $2,219,054, respectively.

The aggregate fair value of options granted by Aonex, Calando, Unidym and Insert for the three month and nine month periods ended June 30, 2007 is estimated at $322,202 and $721,279, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 30% to 50%, risk-free interest rate of 4.49% to 5.10%, and expected life of five years. The weighted-average fair value of options granted by Arrowhead for the quarter ended June 30, 2007, was estimated at $3.26 and the weighted-average exercise price was estimated at $6.10.

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

NOTE 9. INCOME TAXES

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

For the three and nine month periods ended June 30, 2007, the Company had consolidated losses of $12,477,548 and $22,358,528, respectively. For the three and nine month periods ended June 30, 2006, the Company had consolidated losses of $4,111,433 and $12,590,776, respectively. The 2007 losses result in a deferred income tax benefit of approximately $4,929,000 and $8,832,000 for the three and nine months ended June 30, 2007. For the three and nine month periods ended June 30, 2006, the Company’s losses resulted in a deferred income tax benefit of approximately $1,624,000 and $4,973,000, respectively. The deferred income tax benefits are offset by increases in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits, as well as expected future tax rates, make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits, and differences in future results from our estimates could result in material differences in the realization of these assets.

Arrowhead Research Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2007

NOTE 10. SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company operates in a single segment, nanotechnology.

Grant and collaborations agreements are not considered to be product or licensing revenue, as the Plan of Operations for the Company is to sell products and/or license technology. The grant revenue is a way to fund and to offset development costs.

NOTE 11. RELATED PARTY TRANSACTIONS

During quarter ended June 30, 2007, the Company’s majority owned subsidiary, Unidym had product sales of $34,900 to one of its stockholders.

NOTE 12. SUBSEQUENT EVENTS

In anticipation of the call by Calando for the $1 million milestone payment due upon initiation of IND toxicity studies, Arrowhead made advances to Calando totaling $900,000 during July 2007. The advance was subsequently repaid when the milestone payment was made on July 27, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics, and energy. Arrowhead’s mission is to build shareholder value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and, collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and we believe diversifies risk. Currently, Arrowhead operates five majority-owned Subsidiaries commercializing nanotech products and applications and funds a number of prototype development efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

Majority-owned Subsidiaries

Arrowhead owns majority interest in its Subsidiaries, securing substantial participation in any success. Each Subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides accounting, financial, strategic, and administrative services. The Company’s five majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and compound semiconductor materials. In the near term, Arrowhead expects to add to its portfolio through selective acquisition and formation of new companies.

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

Subsidiaries

At June 30, 2007, the Company had five majority-owned, operating Subsidiaries, Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”, formerly NanoPolaris, Inc.), Tego BioSciences Corporation (“Tego”) and Aonex Technologies, Inc. (“Aonex”). As part of its model, the Company will create subsidiaries to commercialize promising technologies or close subsidiaries based upon lack of progress of the Subsidiary.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. IT-101, Insert’s first therapeutic candidate, is a conjugate of Insert’s patented nano-engineered drug delivery polymer and camptothecin, a potent anti-cancer compound. Insert’s investigational new drug (IND) application for IT-101 was accepted by the U.S. Food and Drug Administration (FDA) in March 2006. A Phase I study for IT-101 began in the summer of 2006 at the City of Hope Cancer Center and results are expected by the end of 2007 or early 2008.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies. Calando’s first therapeutic candidate is designed for the treatment of cancer. Calando expects to file an IND application in September and enter Phase I trials in by the end of calendar 2007.

Unidym is developing high-performance, cost-effective carbon nanotube-based products for the electronics industry. Through license of intellectual property from several universities and by virtue of its April 2007 merger with Texas-based Carbon Nanotechnologies, Inc. (CNI), Unidym has assembled exclusive commercial rights related to carbon nanotube manufacture and applications. The merger also provided Unidym with the ability to manufacture carbon nanotubes on a larger scale. Unidym’s initial product is a transparent conductive film designed to replace the expensive and brittle metal oxide films currently used in electronic products like flat panel displays, touch screens, OLEDs and thin film solar cells. In addition to its product development efforts, Unidym manufactures and sells carbon nanotubes to several hundred customers and has entered in joint development agreements to incorporate its carbon nanotube films into existing products.

On April 20, 2007, Tego BioSciences Corporation, a newly formed, wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes. Initially, Tego is collaborating with the National Cancer Institute’s Nanotechnology Characterization Lab (NCL) for preclinical studies to measure the ability of a Tego fullerene formulation to protect against harmful side effects of two anti-cancer drugs, cisplastin and adriamycin. The first stage of the studies will use NCL’s resources, with follow on funding from Tego, as appropriate.

Aonex is developing engineered wafers to enable manufacturers of blue and white LEDs to reduce their production costs and create higher efficiency devices. After analyzing the existing competition and scale required for success in its core markets, Aonex has opted to seek an established company with which to partner in its future commercialization efforts. Aonex is continuing to develop its technology in a phase down mode while it explores possibilities for collaboration with other companies.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation to our Condensed Consolidated Financial Statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our most difficult, subjective or complex judgments in the preparation of our condensed consolidated financial statements. For further information, see Note 1, Organization and Significant Accounting Policies, to our Condensed Consolidated Financial Statements which outlines our application of significant accounting policies and new accounting standards.

Revenue Recognition

Revenue from product sales, are recorded when persuasive evidence exists that an arrangement existed, title had passed and delivery has occurred, the price was fixed and determinable, and collection was reasonably assured.

We may generate revenue from product sales, technology licenses, collaborative research and development arrangements, and research grants. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, and various milestone and future product royalty or profit-sharing payments.

Revenue associated with up-front license fees and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

Research and Development Expenses

Research and development expenses include salaries and benefits, trial (both pre-clinical, clinical and other) and manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development. Research and development costs are expensed as incurred.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that our assumptions about the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by comparing the fair value of the single reporting unit to its carrying value. Our estimate of fair value is based on our current market capitalization. If the implied fair value of goodwill is less than its carrying value, an impairment charge would be recorded. As of September 30, 2006, the $999,000 of goodwill related to Aonex was determined to be impaired and was written off.

Intellectual Property

Intellectual property consists of patents and patent applications licensed from universities or other third parties or obtained through acquisition. Patents and patent applications are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and any impairment found is written off. Licensed patents are written off over the life of the patent unless impairment occurs. Purchased patents are written off over three years, unless an impairment occurs sooner.

Results of Operations

The Company had a consolidated loss of approximately $12.5 million for the quarter ended June 30, 2007 versus a consolidated loss of $4.1 million for the same quarter in the prior year. The increased loss is the result of a non-cash $5.4 million charge to Purchased in-process research and development to account for the purchase of CNI, increased expenses in Unidym related to the establishment of the Menlo Park location and the addition of the Texas operations, and expenses related to the Company’s continuation of Phase I clinical trials and preparation for Phase II trials with Insert’s drug candidate, and preparation for Phase I clinical trials for Calando.

Revenues

The Company generated revenues of $623,000 during the quarter ended June 30, 2007 compared to $246,000 in the same period last year. The $623,000 consists of $409,000 in funded research and $207,000 from sales of carbon nanotubes by Unidym. The $246,000 consists of $181,000 applicable to license and a milestone payment paid to Calando by a third party, and $37,500 in grant revenue generated to Aonex.

Operating Expenses

Three Months ended June 30, 2007 and 2006

The Company had operating expenses of $13.7 million during the quarter ended June 30, 2007 compared to $4.8 million in the same period last year. The $13.7 million includes non-cash charges of $5.4 million related to the merger of Unidym, $527,000 related to stock-based compensation and $104,000 related to amortization of patents. For the same period in the prior year, non-cash charges included $369,000 in stock based compensation and $60,000 related to amortization of patents. Other major expense categories for the quarter include salaries of $2.8 million, general and administrative expenses of $1.6 million, and research and development expenses (excluding the non-cash charge of $5.4 million) of $3.2 million compared to salaries of $2.0 million, general and administrative expenses of $1.4 million and research and development expenses of $1.0 million in the same period in the prior year. The increase in research and development expense in this quarter compared to the prior period is due to preparations by Calando for INDA filing and Phase I clinical trials and the inclusion of expenses related to the operation of Unidym’s Texas operation.

Unidym and CNI Merger

Prior to the merger with Unidym, Carbon Nanotechnologies, Inc had an accumulated deficit well in excess of $40 million. Much of that deficit was the result of CNI’s research and development efforts to capitalize on their intellectual property by engineering, designing and manufacturing carbon nanotubes on a commercially viable scale. CNI has developed a manufacturing operation that produces several grades of carbon nanotubes and has generated some sales of carbon nanotubes, however, the operation has not been brought to profitability. The effort to manufacture carbon nanotubes on a larger scale and to incorporate nanotubes into products is continuing in the merged company. The time frame and cost of this effort is impossible to predict at this time and there is no assurance it will be successful.

Arrowhead paid $5.4 million in Arrowhead Common Stock for CNI, recognizing the value of CNI’s previous research and development efforts and the potential for commercial applications assuming viable manufacturing processes and applications may be developed or licensed in the future. The value of the net tangible assets acquired was less than $3,000 at the time of acquisition. The vast majority of the purchase cost was allocated to in-process research and development. In accordance with FIN 4, Arrowhead has expensed that portion of the purchase price as purchased in-process research and development. This determination was made in light of the risks inherent in the technical development and the uncertainty of acceptance of Unidym’s products.

With the merger, Unidym is the first of Arrowhead’s Subsidiaries to have manufacturing and sales. Consequently, Arrowhead’s condensed consolidated financial statements for the quarter ended June 30, 2007 reflect sales revenue, cost of goods sold, trade receivables, allowance for doubtful accounts, and deferred revenues applicable to the sale of carbon nanotubes by Unidym. Arrowhead’s results for the quarter also include the other expenses previously associated with CNI’s operations, including payroll, facilities and other general and administrative and research and development expenses since the merger.

Nine Months ended June 30, 2007 and 2006

The loss for the nine months ended June 30, 2007 was $22.4 million compared to a loss of $12.6 million for the same period last year. The loss for the nine month period in 2007 includes non-cash charges $5.4 million related to the merger of Unidym and CNI, $1.5 million related to stock based compensation and $312,000 related to amortization of patents. Other major expense categories the period are $6.5 million for payroll and related expenses, $1.3 million in consulting expenses, $4.0 million in general and administrative expenses, and $9.4 million in research and development expenses (excluding the non-cash charge of $5.4 million) compared to $4.9 million in salaries and related expenses, $440,000 in consulting expenses, $3.8 in general and administrative expenses and $5.9 million in research and development expenses for the same period in the prior year. The increases in salaries and related expenses are related to the hiring of additional management and administrative staff at Arrowhead and the Subsidiary companies, including a Vice President of Finance and Accounting for Arrowhead, CEOs for Insert and Unidym and build out of the technical staff at Unidym. The increase in consulting expense is primarily due to strategic business consulting at Insert. The increase in R&D expense is related to preclinical studies, process development and manufacture for the drug candidates to prepare for Phase I clinical trials for Calando and Phase II clinical trials for Insert, as well as process development for Unidym’s first product and the establishment of lab facilities for Unidym in Menlo Park.

The analysis below details the operating expenses and discusses the expenditures of the Company within the major categories.

For purposes of comparison, the amounts for the three and nine month periods ended June 30, 2007 respectively are shown in the tables below. Prior period amounts have been reclassified to conform to the current period presentation.

The amounts for each period have been adjusted to include the adoption of SFAS 123R.

Salary & Wage Expenses

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative compensation related expense and research and development (R&D) compensation related expense depending on the primary activities of each employee. The following table details salary and related expenses for the three and nine months ended June 30, 2007.

For the Three Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Three Months Ended Jun 30, 2007	% of Expense Category	Three Months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
G&A – compensation-related	$1,136	41%	$1,049	52%	$87	8%
Stock-based compensation	$527	18%	$369	18%	$158	43%
R&D – compensation-related	$1,137	41%	$619	30%	$518	84%

Total	$2,800	100%	$2,037	100%	$763	37%

For the Nine Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Nine Months Ended Jun 30, 2007	% of Expense Category	Nine Months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
G&A – compensation-related	$2,601	40%	$2,130	44%	$471	22%
Stock-based compensation	$1,492	23%	$997	20%	$495	50%
R&D – compensation-related	$2,447	37%	$1,739	36%	$708	41%

Total	$6,540	100%	$4,866	100%	$1,674	34%

General and Administrative (G&A) compensation expense increased in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 due to the addition of a Vice President, Finance and Accounting for Arrowhead in March 2006, a Chief Executive Officer at Insert on January 1, 2007, the addition of administrative staff to meet the growth of the Company and annual pay increases to existing staff. G&A compensation expense increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2007 is primarily due to the addition of executive management and administrative staff at Insert and the severance payment to Insert’s former CEO. The Company has hired a new Chief Executive Officer for Unidym on June 18, 2007. G&A compensation expense can be expected to continue to increase as the Company and its Subsidiaries build out their management teams.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options to new and existing employees. This expense is recorded pursuant to the adoption of SFAS 123R which requires expensing of stock-based compensation for all options granted. Stock options are awarded to new full time employees and to existing employees. While the number of options has increased overall, this number will vary from quarter to quarter depending on hiring, on terminations and on awards to new and existing employees.

Research and development (R&D) compensation expense increased in the three and nine months ended June 30, 2007 compared to June 30, 2006 as a result of the June 2006 acquisition of Unidym and subsequent ramp-up of development activities as well as the April 2007 merger with CNI and the resultant consolidation with its Texas operations. In addition, technical staff was added at Insert and Calando to increase the scope of development at each subsidiary. The expense was partially offset by the termination of several employees at Aonex during the same nine month period. The Company expects that salaries and wages will continue to grow during the remainder of Fiscal 2007 and into Fiscal 2008 as more people are hired to support development within the Subsidiaries.

General & Administrative Expenses

The following table details G&A expenses for the three and nine month periods ended June 30, 2007.

For the Three Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Three Months Ended Jun 30, 2007	% of Expense Category	Three Months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$719	46%	$761	53%	$(42)	-6%
Recruiting	$108	7%	$46	3%	$62	135%
Facilities and related	$65	5%	$101	7%	$(36)	-36%
Travel	$242	15%	$72	5%	$170	237%
Business insurance	$138	9%	$90	6%	$48	53%
Depreciation	$50	3%	$86	6%	$(36)	-41%
Communications and technology	$82	5%	$48	3%	$34	71%
Office expenses	$101	6%	$55	4%	$46	83%
Other	$62	4%	$181	13%	$(119)	-66%

Total	$1,567	100%	$1,440	100%	$127	9%

For the Nine Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Nine Months Ended Jun 30, 2007	% of Expense Category	Nine Months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$1,786	45%	$1,997	53%	$(211)	-11%
Recruiting	$463	12%	$120	3%	$343	286%
Facilities and related	$192	5%	$254	6%	$(62)	-24%
Travel	$496	13%	$183	5%	$313	171%
Business insurance	$325	8%	$178	5%	$147	82%
Depreciation	$144	4%	$251	7%	$(107)	-42%
Communications and technology	$175	4%	$119	3%	$56	47%
Office expenses	$211	5%	$264	7%	$(53)	-20%
Other	$174	4%	$425	11%	$(251)	-59%

Total	$3,966	100%	$3,791	100%	$175	5%

Professional/outside services include legal, accounting, and other outside services retained by the Company and its Subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters as well as legal expenses related to intellectual property matters. Legal expenses for the three months ended June 30, 2007 also include expenses applicable to the merger with CNI (approximately $350,000) and a private placement for Arrowhead. The nine months ended June 30, 2007 also include legal expenses related to a financing by Insert including a $5 million follow-on investment by Arrowhead.

Recruiting expense increased dramatically due to the payment of approximately $150,000 to hire a president for Insert in the first quarter of Fiscal 2007 and the payment of approximately $150,000 in the second quarter of Fiscal 2007 related to the search for a president for Unidym. Recruiting fees are expected to continue as the Company builds out its management team, but the cost is not predictable at this time.

The decrease in facilities and related expense during the three and nine months ended June 30, 2007 compared to the prior periods reflects non-recurring expenses related to the build out and move of Arrowhead’s corporate offices and the termination of a lease for office space in Pasadena in February 2007. Facilities expense related to the Arrowhead corporate office has been allocated to G&A and facilities expense related to the Subsidiaries has been allocated to R&D. See below.

Travel expense increased as Company management pursues increased public and investor relations activities, pursuit of new business initiatives and collaborations with others. It also increased as a result of the negotiations of the merger and the relocation by Unidym to Menlo Park, California.

Insurance expense has increased due to increases in limits and coverage as new facilities and employees are added. Director and officer insurance coverage was increased from $1 million in Fiscal 2004 to $5 million in Fiscal 2005 to $15 million for Fiscal 2006, Fiscal 2007 and Fiscal 2008. The Company incurred this expense in anticipation of attracting new executive management to the Company and its Subsidiaries. This expense is expected to continue to increase as the Company grows.

The primary reason for the decrease in depreciation was completion of the write off of Aonex leasehold improvements in June 2006. It is our policy to write off leasehold improvements over the initial term of the lease even when the lease is later extended.

Research and Development Expenses

The bulk of Arrowhead’s expenses during the three months and nine months ended June 30, 2007 were related to research and development activities by Arrowhead’s Subsidiaries. Currently, Arrowhead operates five majority-owned Subsidiaries each commercializing a nanotech products or applications and also funds a number of sponsored research efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs. Each Subsidiary is staffed with its own technical team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources.

The following table details R&D expenses for the three and nine month periods ended June 30, 2007.

For the Three Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Three Months Ended Jun 30, 2007	% of Expense Category	Three Months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$1,951	23%	$159	15%	$1,792	1,127%
Purchased In-Process R & D	$5,397	63%	$40	4%	$5,357	13,393%
Laboratory supplies & services	$394	5%	$240	23%	$154	134%
Facilities related	$256	3%	$95	9%	$161	169%
Sponsored research	$355	4%	$306	29%	$49	16%
Depreciation-R&D-related	$98	1%	$56	5%	$42	76%
Other research expenses	$112	1%	$165	16%	$(53)	-33%

Total	$8,563	100%	$1,061	100%	$7,502	707%

For the Nine Months ended June 30, 2007 and June 30, 2006

(in thousands)

	Nine months Ended Jun 30, 2007	% of Expense Category	Nine months Ended Jun 30, 2006	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$4,488	31%	$1,704	29%	$2,784	163%
Purchased In-Process R & D	$6,360	44%	$1,968	34%	$4,392	223%
Laboratory supplies & services	$1,546	10%	$743	13%	$622	84%
Facilities related	$572	4%	$263	5%	$309	118%
Sponsored research	$1,038	7%	$891	15%	$147	16%
Depreciation-R&D-related	$261	2%	$169	3%	$92	55%
Other research expenses	$250	2%	$170	3%	$80	47%

Total	$14,516	100%	$5,908	100%	$8,608	146%

R&D expense for the three and nine month periods ended June 30, 2007 includes a charge of $5.4 million to Purchased In Process R&D of intangible value of CNI related to the excess of purchase price over the value of tangible assets at the time of the merger. During the nine month period, the balance of goodwill attributable to Calando was expensed to In Process R&D. Goodwill attributable to Aonex was written off to impaired goodwill during the nine month period ended June 30, 2007.

Increased outsourced and contract service expense in Insert and Calando for the three and nine months ended June 30, 2007 over the same periods in prior years are due to outsourced preclinical studies for pipeline candidates for Insert, outsourced preclinical studies in preparation for an INDA filing by Calando, outsourced manufacture of Calando’s therapeutic candidate for preclinical and clinical studies and regulatory consulting for the ongoing clinical trials by Insert and for the preparation of the INDA filing by Calando. Unidym incurred similar expense related to the outsourcing of process development. Fluctuations in this expense category have been experienced in previous periods and can be expected to continue due to the differences in the demands of the development plans from quarter to quarter and year to year.

The increase in laboratory supplies and facilities and facilities related expenses over the same periods in prior years is primarily related to the commencement of the development effort for the transparent conductive film by Unidym starting in June 2006. From inception until the June 2006 acquisition of the net assets of Unidym, NanoPolaris (which subsequently changed its name to Unidym, Inc.) was primarily involved in the identification and licensing of intellectual property related to the manufacture and use of carbon nanotubes and had no employees. Starting in February 2007, Unidym rented laboratory space in Menlo Park and incurred supply expense to set up the lab. Laboratory supplies and facility expense related to Unidym’s Texas facility also contributed to the increase in the expense for the three months ended June 30, 2007. The build-out and move of Insert’s offices and labs and the move of Calando into the lab previously occupied by Insert also contributed to the expense, as did the increase in rent at both facilities.

Sponsored research expense increased slightly for the three and nine months ended June 30, 2007 compared to prior periods. The Company has added two sponsored research projects that were not in place at June 30, 2006. As part of the merger with CNI, Unidym has taken over the payments, rights and responsibilities related to two sponsored research projects.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development at each Subsidiary for the periods described below.

Name of Subsidiary / Project	R&D Cash Expenses for the Quarter Ended June 30, 2007	R&D Cash Expenses for the Nine Months Ended June 30, 2007	Project Cost from Inception of Project Through June 30, 2007
Calando Pharmaceuticals, Inc. / CALAA-01	$1.6 Million	$4.4 Million	$6.7 Million

Insert Therapeutics/ IT 101	$1.9 Million	$6.4 Million	$13.7 Million

Unidym, Inc. / Thin Films of Carbon Nanotubes	$2.0 Million	$3.4 Million	$4.3 Million

Aonex Technologies, Inc. / Wafer Fabrication	$0.1 Million	$0.6 Million	$5.7 Million

Tego Bio Science Corporation	0	0	0

Total of all Subsidiaries	$5.6 Million	$14.8 Million	$30.4 Million

Calando Pharmaceuticals, Inc.

Calando’s lead product candidate, CALAA-01, is a formulation containing Calando’s proprietary delivery technology with a siRNA duplex targeting the M2 subunit of ribonucleotide reductase, a well-established cancer target. Calando is preparing an investigational new drug (IND) application for filing with the FDA in September of 2007, and hopes to begin its first clinical trial before the end of calendar 2007. Calando’s research and development efforts on CALAA-01 are preliminary, and there is no assurance that this compound will be successful. Advancing this development candidate into human clinical trials is dependent on FDA review and approval of Calando’s IND application. Research and development expenses related to CALAA-01 are reflected in the tables above. It is not possible at this time to accurately determine the final cost of CALAA-01, the completion date, or when revenue will commence. If Calando meets its milestone objectives (see Note 7, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for an explanation of those milestones), it should have sufficient capital until the end of the second quarter of fiscal 2008.

Insert Therapeutics, Inc.

Insert was purchased by the Company in June 2004. Insert’s primary asset was a license from Caltech for patents and other intellectual property for the use of cyclodextrin polymers in drug delivery applications. In fiscal 2004 and fiscal 2005, Insert continued research and development of its anti-cancer therapeutic IT-101, which uses the technology covered by the Caltech patents. IT-101 is a conjugate of the cyclodextrin polymer and the anti-cancer agent, camptothecin. On March 14, 2006, Insert’s IND application for IT-101 was accepted by the FDA and Insert began a Phase I clinical trial at the City of Hope in the third quarter of calendar 2006.

Insert published Interim Phase I data in the 2007 American Society for Clinical Oncology Proceedings (ASCO) (Abstract ID 32638). The data are from the ongoing Phase I clinical study designed to evaluate the safety, tolerability, and pharmacokinetics of IT-101 in patients with inoperable or metastatic tumors. The stable disease rate, although not yet conclusive, is consistent with promising efficacy. In general, IT-101 was well tolerated and pancytopenia was the dose limiting toxicity. Patients that have completed the six cycle treatment regimen and showed stable disease or better are expected to continue to receive treatment on a compassionate care basis. The first person to enter the trial, a pancreatic cancer patient, is stable after 10 months. Pharmacokinetics data were favorable and consistent with results from preclinical animal studies. In the patients studied, IT-101 showed longer half life, lower clearance and lower volume of distribution than seen in patients treated with other camptothecin-based drugs. The study is ongoing and Insert hopes have final data from the Phase I trial by late calendar 2007 and enter Phase II later in 2007 or early in 2008.

On May 29, 2007, Insert’s CEO was terminated by the Company. John Petrovich, Calando’s CEO and Insert’s former president is Interim CEO of Insert.

To build its pipeline of products, Insert is developing conjugates of the cyclodextrin delivery molecule and two other potent anti-cancer agents, epotholones and tubulysins, as well and a steroid treatment for chronic inflammation. Insert is also preparing for Phase II trials of IT-101. Research and development expenses related to IT-101 are reflected in the tables above. Insert’s research and development activities related to IT-101 and other pipeline candidates are preliminary, and there is no assurance that this compound will be successful. It is not possible at this time to accurately determine the final cost of IT-101, the completion date, or when revenue will commence. Insert has sufficient cash through the second quarter of fiscal 2008 to fund current development efforts assuming the exercise of all of the outstanding warrants issued in Insert’s October 2006 private placement.

Unidym, Inc.

Arrowhead founded the company now operating as Unidym in April 2005. Since inception, the company has aggregated intellectual property related to carbon nanotube manufacturing and product applications. The portfolio has been built through license of patents and other intellectual property from various universities, through sponsored research, and by the acquisition of Unidym, Inc., a UCLA spin out developing transparent electrodes and a merger with CNI, a Texas-based company manufacturing and selling carbon nanotubes and developing products containing carbon nanotubes. Unidym is currently generating revenue by producing and selling carbon nanotubes, and is well positioned to generate significant revenue by producing and selling products and product applications using carbon nanotubes and by licensing technology to third parties beginning in twelve to twenty-four months.

In connection with the merger, in exchange for Arrowhead Common Stock valued at $5.4 million, Arrowhead acquired preferred stock in CNI originally issued to certain shareholders in exchange for their assumption of CNI’s debt in the amount $5.4 million. Unidym wrote off the $5.4 million to “Purchased In Process R&D”. See Note 4 and the discussion of research and development expenses above. Also in connection with the merger, Arrowhead accelerated a planned capital contribution of $4,000,000 to Unidym.

A new Chief Executive Officer and President was hired on June 18, 2007 to consolidate the operations of CNI and Unidym and to find opportunities for the applications under development, opportunities for licensing of the intellectual property and sales of carbon nanotubes to customers.

Development, manufacturing, and sale of cost effective electronic products incorporating carbon nanotubes will require significant investment and take a long time. There are a variety of technical, cost, and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other carbon nanotube products, the final cost of scaling up the manufacturing process for cost effective production of carbon nanotubes for products, or when or if Unidym will generate significant licensing revenue or become profitable. Unidym has sufficient cash to operate through the first quarter of Fiscal 2008.

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

Factors Affecting Further R&D Expenses

The Company expects that research and development expenses will continue to increase in the foreseeable future as it adds personnel, expands its pre-clinical research, begins clinical trial activities, and increases its regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in the Company’s research programs. As the Company’s research efforts mature, it will continue to review the direction of its research based on an assessment of the value of possible commercial applications emerging from these efforts.

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

It is possible that the completion of studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from Insert or Calando’s current activities. Until the Company obtains further relevant pre-clinical and clinical data, it will not be able to estimate its future expenses related to the Subsidiaries’ programs or when, if ever, and to what extent, the Company will receive cash inflows from resulting products.

Sponsored Research

The Company continues to sponsor research at Caltech (commencing in October 2003), Stanford (commencing in June 2005), Duke (commencing in December 2005) and the University of Florida (commencing in August 2006.) The number of research projects can fluctuate as the Company adds or terminates projects. For instance, two sponsored research projects at Caltech were terminated in the first quarter of Fiscal 2005. These projects were replaced by sponsored research agreements at Duke University and the University of Florida so while the mix has changed, the dollars expended are about the same. As the Company grows, sponsored research is expected to increase as more opportunities are identified. As part of the merger of Unidym and CNI, the Duke and Florida sponsored research projects were transferred from Arrowhead to Unidym. It is believed that results from these sponsored research projects are directly applicable to the ongoing development efforts at Unidym, so the rights and obligations should be borne by Unidym

Consulting

Consulting fees total approximately $1,255,000 for the first 9 months of Fiscal 2007. Of the total year-to-date consulting fees, approximately $545,000 was incurred at Insert, $473,000 at Unidym and $215,000 at Calando.

Insert incurred approximately $315,000 in business strategy consulting and travel related expenses including $38,000 paid to Mr. Jacobs for consulting services prior to his employment at Insert full time as its President and CEO on January 1, 2007. Insert also incurred an additional $230,000 for regulatory, clinical, process and scientific consulting during the first nine months of the year.

Unidym incurred approximately $274,000 in consulting fees related to manufacturing processes for carbon nanotubes and an additional $199,000 for business strategy and technical consultation.

Calando incurred approximately $191,000 was for scientific, regulatory and clinical consulting, and approximately $24,000 for manufacturing consultation.

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

The Company generated revenue for three and nine month period ended June 30, 2006, of $57,500 and $310,00 respectively primarily related to development fees paid to Calando by Benitec ($150,000) and a Small Business Innovation Research grant to Aonex ($50,000) and a license fee ($37,500). These agreements ended in Fiscal 2006. During Fiscal 2006, the Company was told by the Small Business Administration that it no longer qualified as a small business because it could not show that 51% of its shareholders were U.S. citizens or legal resident aliens. Therefore, the Company does not expect to receive any small business funding in the future. The Company had revenue in the third quarter of Fiscal 2007 of $622,600 primarily related to Unidym’s funded research ($408,000) and the sale of carbon nanotubes ($207,000) by Unidym.

The Company expects to generate revenue related to funded research and carbon nanotube sales in the last quarter of Fiscal 2007. However, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as licenses, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control, and therefore it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Since inception in May 2003, the Company has generated significant losses. As of June 30, 2007, the Company had $30.8 million in cash and cash equivalents compared to $30.6 million in cash and cash equivalents and marketable securities at June 30, 2006. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company raised net proceeds of approximately $15.2 million in May 2007 from the sale of 2,849,446 units consisting of restricted common stock and warrants to purchase restricted common stock to qualified investors. The capital is expected to be used primarily to expand operations at Arrowhead’s majority-owned subsidiary, Unidym, and to make new investments in nanotechnology ventures.

The Company’s operating activities have required significant amounts of cash. This trend will continue through Fiscal 2007 and into Fiscal 2008 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its Subsidiaries will continue to add staff, property, and equipment during Fiscal 2007 and into Fiscal 2008. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At June 30, 2007, the Company had the right to provide, in its sole discretion, an additional $7 million to Calando if certain milestones are reached. In July, the Company made a $1 million capital contribution into Calando based upon completion of its first milestone and expects to contribute another $3 million when the IND is filed with the FDA. These capital contributions will be used for research and development, for business development and salaries at Calando. The remainder of the cash will be used to fund ongoing operations. The Company believes that the cash on hand at June 30, 2007 is sufficient to meet all existing obligations and fund existing operations in Fiscal 2007 and through the second quarter of Fiscal 2008.

Since inception, the Company has funded operations and acquisitions through the issuance of equity. As of June 30, 2007, the Company had raised approximately $79 million through the sale of Common Stock and the exercise of warrants to purchase Common Stock and the sale of Insert Preferred Stock and warrants to purchase Insert Preferred Stock. New business opportunities may require additional cash resources. In the future, the Company may seek additional funding through public or private financing, through collaborations and/or through private and U.S. government grants over the short or long term.

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

Contractual Obligations and Commitments

All material contractual commitments are disclosed in the Notes to the Financial Statements. The Company has the option of providing $7 million of additional capital to Calando based upon the achievement of certain milestones, or to forfeit a specified portion of its interest in lieu of additional future funding.

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$1,799,971	$758,214	$857,057	$184,700	$—
Sponsored Research	$1,202,074	$807,139	$394,935	$0	$—

In addition, the Company has contracts to provide material, testing and contract services to the Subsidiaries. None of those contracts goes beyond one year and almost all contracts are month to month.

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

As of, June 30, 2007, we have no debt, no derivative instruments outstanding and we did not have any financing arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls subsequent to the date this evaluation was carried out.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report and Registration Statement on Form S-3 filed on June 28, 2007 have not materially changed since that report was filed, except as described below. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our prospects could be materially and adversely affected.

We may not be successful integrating operations of Unidym’s California and Texas locations.

Unidym Acquisition LLC, a wholly-owned subsidiary of Unidym, and Texas-based Carbon Nanotechnologies, Inc. completed a reverse triangular merger on April 20, 2007. Management may fail to successfully integrate the two companies or realize the expected benefits from the Merger. Additionally, it is possible that the Merger will have a negative impact on Unidym’s ability to sell carbon nanotubes, commercialize electronic products incorporating carbon nanotubes, and generate revenue. Unidym may be unable to obtain access to carbon nanotubes from other suppliers that may be better suited for Unidym’s electronic products. Similarly, Unidym may lose existing customers or fail to secure prospective customers if those customers believe that Unidym’s plan to manufacture electronic products incorporating carbon nanotubes represents a competitive threat. It is also possible that the costs required to integrate the two companies will be greater than expected. It is anticipated that, in the immediate future, both the Houston, TX and Menlo Park, CA facilities will continue to operate. Management will be required to supervise and coordinate activities at two facilities in different states. There may be unanticipated redundancies in the capital equipment and research efforts at each facility. Researchers and product managers at different facilities may not effectively communicate, and the cultures and work environments may differ between facilities.

We may be liable for damages, or events giving rise to damages, that took place prior to the merger of Unidym and CNI.

One of the purposes of structuring the combination of Unidym and CNI as a reverse triangular merger was to shield Unidym from any unknown liabilities that occurred prior to the Merger. Although some courts have reasoned that a parent company is not subject to liabilities resulting from activities of a subsidiary prior to a reverse triangular merger, plaintiffs may succeed in holding Unidym liable for damages, or events giving rise to damages, that took place prior to the Merger. This risk will be heightened if and to the extent that Unidym continues to operate CNI’s business in the same manner as that business was operated by CNI prior to the Merger. If plaintiffs are successful in holding Unidym liable for damages relating to pre-Merger operations of CNI’s business or other events giving rise to claims for damages, Arrowhead’s and Unidym’s business could be adversely and materially affected.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS.

Sales of unregistered securities have been previously reported on Current Reports Form 8-K filed by the registrant on April 25, 2007 and May 29, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Document Description
10.1	Stock Purchase Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (1)

10.2	Registration Rights Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (1)

10.3	Lockup and Standstill Agreement by and among Arrowhead Research, William A. McMinn, Bob Gower, Mary H. Cain and the Mary H. Cain Trust (1)

10.4	Form of Subscription Agreement between Arrowhead Research and qualified investors (2)

10.5	Form of Warrant Agreement between Arrowhead Research and qualified investors (3)

10.5**	Severance Agreement between Arrowhead Research and R. Bruce Stewart (3)

10.6**	Severance Agreement between Arrowhead Research and Joseph T. Kingsley (3)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of President & Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by President & Principal Financial Officer*

*	Filed herewith
**	Compensation arrangement

(1)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on April 25, 2007.

(2)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on May 29, 2007.

(3)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on May 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2007

ARROWHEAD RESEARCH CORPORATION.

By:	/s/ Joseph T. Kingsley
Joseph T. Kingsley Chief Financial Officer