Form 10-Q
period 2007-12-31
ARROWHEAD RESEARCH CORP
filed 2008-02-11
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Checked one):

Large accelerated	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date is 38,715,777 shares of common stock as of February 5, 2008.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	(unaudited) December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,424,317	$24,120,097
Trade receivable, net of allowance for doubtful account of $46,031	270,546	273,864
Grant receivable, net of allowance for doubtful account of $0	130,445	—
Other receivables	2,200	2,200
Prepaid sponsored research, Note 7.	85,130	221,053
Other prepaid research	—	278,558
Other prepaid expenses	295,477	409,656

TOTAL CURRENT ASSETS	26,208,115	25,305,428

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	626,339	614,213
Research equipment	2,101,874	1,977,882
Software	133,266	107,128
Leasehold improvements	421,732	416,234

	3,283,211	3,115,457
Less: Accumulated depreciation and amortization	(1,857,186)	(1,675,998)

NET PROPERTY AND EQUIPMENT	1,426,025	1,439,459

INTANGIBLE AND OTHER ASSETS
Rent deposit	195,072	169,552
Patents, Note 1.	2,834,522	2,938,513

TOTAL OTHER ASSETS	3,029,594	3,108,065
TOTAL ASSETS	$30,663,734	$29,852,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, Note 1.	$880,943	$1,349,105
Accrued expenses	396,697	545,703
Payroll liabilities	472,755	407,997
Accured severance	495,000	495,000
Deferred revenue	37,999	98,570

TOTAL CURRENT LIABILITIES	2,283,394	2,896,375

LONG-TERM LIABILITIES
Accrued severance, Note 7.	500,000	500,000

Minority interests	4,109,567	152,609
Commitment and contingencies, Note 7.

STOCKHOLDERS’ EQUITY, Note 5.
Common stock	38,728	38,622
Preferred stock	-	—
Additional paid-in capital	87,373,256	84,672,783
Accumulated deficit during the development stage	(63,641,211)	(58,407,437)

TOTAL STOCKHOLDERS’ EQUITY	23,770,773	26,303,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,663,734	$29,852,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	May 7, 2003 (Inception) through December 31, 2007
REVENUE, Note 1	$402,861	$11,092	$2,993,330
COST OF GOODS SOLD	327,206	—	1,051,294

GROSS PROFIT ON SALES	75,655	11,092	1,942,036

OPERATING EXPENSES
Salaries	2,911,290	1,725,307	23,291,433
Consulting	583,032	228,405	4,227,336
General and administrative expenses	1,697,776	939,295	14,843,169
Research and development	1,664,689	1,487,734	36,182,940
Patent amortization	103,991	103,991	1,092,954

TOTAL OPERATING EXPENSES	6,960,778	4,484,732	79,637,832

OPERATING LOSS	(6,885,123)	(4,473,640)	(77,695,796)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	2,292,800
Realized and unrealized gain (loss) in marketable securities	—	—	382,264
Interest income	315,373	313,217	2,615,426
Other income	—	—	3,637

TOTAL OTHER INCOME (EXPENSES)	315,373	313,217	5,294,127

LOSS BEFORE MINORITY INTERESTS	(6,569,750)	(4,160,423)	(72,401,669)
Minority interests	1,335,976	453,253	10,178,360

LOSS FROM CONTINUING OPERATIONS	(5,233,774)	(3,707,170)	(62,223,309)

Loss from operation of discontinued Nanotechnica, Inc.	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005—September 2005)	—	—	(73,797)
Provision for income taxes	—	—	(1,600)

NET INCOME (LOSS)	$(5,233,774)	$(3,707,170)	$(63,641,211)

Income (loss) from continuing operations per share, diluted and undiluted	$(0.14)	$(0.11)

Net income (loss) per share, diluted and undiluted	$(0.14)	$(0.11)

Weighted average shares outstanding, diluted and undiluted	38,626,023	34,181,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception through December 31, 2007

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Stock-based compensation	—	—	175,653	—	175,653
Net loss for the year ended September 30 ,2004	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
				—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Stock-based compensation	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30 ,2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467
Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975	—	150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Stock-based compensation	—	—	1,270,339	—	1,270,339
Accelerated stock options	—	—	99,139	—	99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	(28,476,319)	30,671,206

Exercise of stock options	186,164	186	434,541	—	434,727
Common stock issued, net	2,849,446	2,849	15,149,366	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc.	1,431,222	1,431	5,398,569	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	(29,931,118)	(29,931,118)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	(58,407,437)	26,303,968

Exercise of stock options	105,357	106	289,921	—	290,027
Arrowhead’s increase in proportionate share of Uniym’s equity	—	—	1,720,962	—	1,720,962
Stock-based compensation	—	—	689,590	—	689,590
Net loss for the three months ended December 31, 2007	—	—	—	(5,233,774)	(5,233,774)

Balance at December 31, 2007	38,715,777	$38,728	$87,373,256	$(63,641,211)	$23,770,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Quarter ended December 31, 2007	Quarter ended December 31, 2006	Period from May 7, 2003 (Date of inception) through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,233,774)	$(3,707,170)	$(63,641,211)
Realized and unrealized (gain) loss on investment	—	—	(382,263)
Stock issued as gift to Caltech	—	—	162,750
Stock issued for professional services	—	—	200,000
Stock issued for in-process research and development	—	—	10,674,338
Stock-based compensation	689,591	480,812	4,918,779
Depreciation and amortization	285,178	230,578	2,894,838
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(1,335,976)	(453,352)	(10,178,360)
Decrease/increase in:
Receivables	(127,127)	36,997	(403,191)
Prepaid research expense	414,481	62,075	(85,131)
Other prepaid expenses	114,178	116,356	(295,477)
Deposits	(25,520)	48,158	(185,114)
Accounts payable	(468,162)	(454,871)	679,175
Accrued expenses	(149,006)	(423,560)	363,594
Deferred revenue	(60,571)	—	37,999
Preferred stock liability	—	(1,162,000)	—
Other liabilities	64,758	135,538	1,470,444

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(5,831,950)	(5,090,439)	(56,061,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(167,754)	(115,579)	(2,993,916)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	(5,150,000)	(12,650,000)
Cash paid for interest in Calando	—	—	(8,000,000)
Cash paid for interest in Unidym	(3,000,000)	—	(10,001,000)
Cash paid for interest in Tego	(2,500,000)	—	(2,601,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	5,150,000	10,529,594
Cash obtained from interest in Calando	—	—	8,000,000
Cash obtained from interest in Unidym	—	—	7,001,000
Cash obtained from interest in Tego	2,500,000	—	2,601,000
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of stock in subsidiary	10,013,897	5,136,346	17,575,167
Proceeds from sale of investments	—	—	569,913
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY INVESTING ACTIVITIES	6,846,143	5,020,767	10,091,691

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	290,027	316,202	68,894,256

NET CASH PROVIDED BY FINANCING ACTIVITIES	290,027	316,202	68,894,256

NET INCREASE (DECREASE) IN CASH	1,304,220	246,530	22,924,317
CASH AT BEGINNING OF PERIOD	24,120,097	28,020,304

CASH AT END OF PERIOD	$25,424,317	$28,266,834	$22,924,317

Supplementary disclosures:
Interest paid	$—	$—

Income tax paid	$4,800	$4,000

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

December 31, 2007

Unless otherwise noted, (1) the term “Arrowhead Research” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms “Arrowhead,” the “Company,” “we,” “us” and “our” refer to the ongoing business operations of Arrowhead and its subsidiaries, whether conducted through Arrowhead Research or a subsidiary of the Company, (3) the term “Common Stock” refers to Arrowhead Research’s Common Stock, (4) the term “Warrant” refers to warrants to purchase Company Common Stock, and (5) the term “stockholder(s)” refers to the holders of Common Stock, Warrants and any other security convertible into Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries (each a “Subsidiary,” and collectively the “Subsidiaries”) which allows the pursuit of multiple opportunities and diversifies risk. Arrowhead operates five majority-owned Subsidiaries commercializing nanotech products and applications, and has funded a number of prototype development efforts in leading university labs in exchange for the right to license the technology developed in such labs.

Arrowhead owns a majority interest in each of its Subsidiaries, securing substantial participation in any success. Each Subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources. The Company’s five majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, fullerene-based anti-oxidents, carbon-based electronics and compound semiconductor materials. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies.

In exchange for the right to license the resultant technology developed in sponsored laboratories, Arrowhead sponsors university research. Arrowhead has worked with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

From its inception until the acquisition of Carbon Nanotechnologies, Inc. (“CNI”) in April 2007, neither Arrowhead nor its Subsidiaries derived revenue from product sales. Arrowhead and its Subsidiaries fund research and operations from cash on hand, government grants and license royalties. In April 2007, Arrowhead acquired CNI by its merger with and into Arrowhead’s consolidated Subsidiary, Unidym, Inc. (“Unidym,” formerly known as NanoPolaris, Inc.) Unidym manufactures carbon nanotubes for the primary purpose of using them in research and development activities and derives revenues from the sale of carbon nanotubes for research and commercial applications.

Summary of Significant Accounting Policies

Basis of Presentation— This report on Form 10-Q for the three months ended December 31, 2007, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that might be expected for the year ending September 30, 2008.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its Subsidiaries Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Tego BioSciences Corporation (“Tego”) and Aonex Technologies, Inc. (“Aonex”). Nanotechnica, Inc. (“Nanotechnica”) is included in the results as Loss from

Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation, and minority interests are accounted for in the consolidated statements of operations and the balance sheets.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include valuing of the stock of the Subsidiaries, assumptions to calculate the value of stock options, stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, patents, minority-interest Common Stock and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at either of two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The Company has four wealth management accounts at the same financial institution that invest in higher yield money market accounts and in government securities. At December 31, 2007, the Company had uninsured cash deposits totaling $25,368,181. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At December 31, 2007, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $570,983. A portion of the consideration paid for Insert has been allocated to the patents held by Insert. The Insert patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. The accumulated amortization of patents totaled $1,037,651 at December 31, 2007. Patents are being amortized over 3 years to 20 years unless a patent is determined to have no foreseeable commercial value and is written down to $1. The weighted average original amortization period is 13 years. The weighted average remaining amortization period is 11 years.

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

The Company generated revenues of $402,860 and $11,092 for the three months ended December 31, 2007 and 2006, respectively. The revenue for the first three months of fiscal 2008 consists of $191,015 from grants to fund research for the development of carbon nanotube applications, $211,845 from the sale and delivery of carbon nanotubes to third parties and $7,900 for shipping charges. The $11,902 of revenue in the prior year’s three months resulted from a National Institute of Health grant at Calando.

Cost of Goods Sold—The Company includes direct materials, production labor and direct plant production cost (excluding depreciation) in cost of goods sold.

Research and Development—Costs and expenses that can be identified as research and development are charged to expense as incurred in accordance with Financial Accounting Standards Board (“FASB”) statement No. 2, “Accounting for Research and Development Costs”.

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

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the three months ended December 31, 2007 and 2006, respectively, include the accounts of Arrowhead and its Subsidiaries Insert, Calando, Unidym, Tego and Aonex. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed. The allowance for doubtful accounts applicable to Unidym as of December 31, 2007 was $46,031.

NOTE 4. INVESTMENT IN SUBSIDIARIES

Insert Therapeutics, Inc.

On June 4, 2004, Arrowhead purchased 24,496,553 shares of Series B Preferred Stock, representing a 62% controlling interest of Insert, a Subsidiary based in Pasadena, California, for $1,000,000. Arrowhead also agreed to pay an additional $4,000,000 in consideration contingent upon the attainment of certain milestones in the development of Insert’s business. Since its initial investment of $1,000,000 on June 4, 2004, Arrowhead has provided $9,150,000 of additional capital to Insert, including $4,000,000 of contingent consideration.

On March 23, 2005, Arrowhead purchased 7,375,000 shares of Insert common stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock. The additional investment increased Arrowhead’s net ownership of Insert by approximately 7%, from approximately 62% to approximately 69% of Insert’s outstanding voting securities. The Arrowhead Common Stock issued in the transaction was valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on the NASDAQ Capital Market on the date of the purchase. The additional consideration paid for the 7,375,000 common shares was allocated among the assets of Insert, primarily patents.

On March 29, 2005, Arrowhead exchanged 4,000,000 shares of the Series B Preferred Stock of Insert for 4,000,000 shares of Series C Preferred Stock of Insert.

On March 31, 2005, Arrowhead sold 2,640,000 shares of its Insert Series C Preferred Stock to qualified investors for $1.00 per share. Net proceeds of the sale were $2,424,924. Arrowhead recognized a gain of $2,292,800 on the sale.

In October 2006, Insert completed a $10.3 million private placement to qualified investors, including a $5.15 million follow-on investment by Arrowhead. The private placement sold 10,341,681 units at $1.00 per unit, each unit consisting of a share of Series C-2 Preferred Stock and 40% warrant coverage to purchase shares of Series D Preferred Stock at an exercise price of $1.25 per share. The warrants became callable by Insert after July 1, 2007. Arrowhead owned 68.3% of the outstanding voting stock prior to the transaction and 64.5% immediately thereafter.

The $10.0 million raised by Insert in October 2006 resulted in a change in Arrowhead’s proportionate share of Insert’s equity value. In accordance with Staff Accounting Bulletins Topic 5.H, Arrowhead’s proportionate share of Insert’s equity value was recorded in consolidation as an equity transaction, increasing additional paid-in capital by $2,401,394. On October 27, 2006, Insert repaid Arrowhead $2,500,000 of working-capital loans and $42,501 of interest incurred while the loans were outstanding.

Developing new drugs for market is a long process expected to last for years. At the time of Arrowhead’s initial purchase of Insert securities in June 2004, Insert was in the process of developing unique intravenous drug delivery technologies for cancer therapeutics. The delivery system enables Insert to develop its own pharmaceutical products and provide customized drug delivery solutions for others. In addition to intravenous use, the delivery system may also be effective for use in tablets, topical ointments and inhalants. At the time of purchase, the primary assets of Insert were 14 patents and/or patent applications filed with the United States Patent and Trademark Office, as well as foreign counterparts in Europe, Japan and other countries. Insert’s initial patent was issued in January 2003 for a linear cyclodextrin copolymer drug delivery technology. Two additional US patents have since been issued covering the compositions of matter, methods of use, manufacturing and purification processes and routes of delivery. The initial payment of $1,000,000, the additional contingent consideration of $4,000,000 and the purchase of shares from the minority shareholders for $2,000,000 in March 2005 have been accounted for under Statement of Financial Accounting Standards (“SFAS”) 141. In accordance with paragraphs 26 and 27 of SFAS 141, the $4,000,000 of contingent consideration was accounted for as an additional cost of the acquired entity. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The primary assets acquired are patents, which have alternative use.

As of December 31, 2007, Arrowhead had loans outstanding to Insert totaling $1,000,000, payable upon demand. Each loan bears simple interest at 6%. Arrowhead owned 64.2% of the outstanding, voting securities of Insert or 57% on a fully diluted basis as of December 31, 2007.

Please refer to Note 12 Subsequent Events for additional detail regarding the potential merger with Insert and Calando.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000 cash and entered into a contribution agreement to provide up to $3,750,000 of additional capital over time. Insert owns 480,000 shares of Calando’s common stock. Calando and Insert entered into a license agreement, pursuant to which Calando has exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. Arrowhead has provided a total of $8,000,000 in capital to Calando consisting of the original $4,000,000 investment, $3,000,000 paid for Series A Preferred Stock of Calando and $1,000,000 under the terms of the March 31, 2006 agreement to provide additional capital.

On March 31, 2006, Arrowhead purchased 5,000,000 newly issued shares of Calando’s Series A Preferred Stock for $3,000,000 from Calando and purchased 964,000 shares of common stock for $2.00 per share from minority stockholders. The $1,928,000 payment for the purchase of Calando common stock from selling stockholders consisted of $850,667 in cash and 208,382 shares of Arrowhead Common Stock with an estimated value of $1,077,333 or $5.17 per share based on the average closing price of Arrowhead’s Common Stock during the last ten trading days immediately preceding the transaction closing.

On March 31, 2006, Arrowhead entered into an agreement with Calando to provide up to $7,000,000 of additional capital to Calando subject to the attainment of certain milestones in its preclinical testing, clinical testing and related approval processes. Arrowhead had provided $1,000,000 to Calando pursuant to this agreement. Should Arrowhead elect not to make any additional capital contributions, the conversion ratio of Calando’s Series A Preferred Stock to common stock would be adjusted to a conversion ratio from 1 to 1 (Series A Preferred to common stock) to approximately 2.5 to 1.

On August 14, 2006, Arrowhead purchased 240,000 shares of Calando common stock from a minority stockholder for an aggregate purchase price of $480,000 or $2.00 per share.

In October 2006, two of Calando’s founders exercised warrants for Calando common stock reducing Arrowhead’s combined direct and indirect ownership from 85.1% to approximately 69.8% of the outstanding voting securities of Calando, or 63.9% of Calando’s outstanding securities on a fully diluted basis.

As of December 31, 2007, Arrowhead had loans outstanding to Calando totaling $3,000,000, payable on demand. Each loan bears simple interest at 6%. Arrowhead owned 69.8% of the outstanding, voting securities of Calando, or 63.9% on a fully diluted basis as of December 31, 2007.

Please refer to Note 12 Subsequent Events for additional detail regarding the potential merger of Insert and Calando.

Unidym, Inc. (formerly NanoPolaris, Inc.)

On April 4, 2005, Arrowhead founded NanoPolaris, Inc. (“NanoPolaris”) as a wholly-owned subsidiary of Arrowhead. NanoPolaris was initially capitalized with $1,000.

On June 13, 2006, NanoPolaris acquired substantially all of the net assets and the name “Unidym” from Unidym’s founding scientist. Unidym develops carbon nanotube-based electronics. The net assets acquired included Unidym’s intellectual property, prototypes and equipment, for a purchase price consisting of $25,000 in cash, the assumption of $75,000 of liabilities and shares of NanoPolaris common stock, with an estimated value of $154,350. At the time of the purchase, the shares issued for the purchase represented 11.9% (10% on a fully diluted basis) of NanoPolaris’ outstanding voting stock. Concurrently with the purchase, Arrowhead agreed to provide up to $4,000,000 in additional capital contributions over the next two years. In August 2006, NanoPolaris changed its name to Unidym, Inc.

On April 20, 2007, a wholly owned subsidiary of Unidym merged with CNI, a Texas-based company involved in the development, manufacture and marketing of carbon nanotubes (the “Merger”). The combined company operates under the Unidym name, has an expansive portfolio of carbon nanotube-related patents and is one of the largest manufacturers of carbon nanotubes in the world.

In connection with the Merger, Arrowhead agreed to accelerate the $4,000,000 capital contribution to Unidym and made payment on April 23, 2007. In aggregate consideration for the acceleration of the additional capital to Unidym and the transfer from Arrowhead to Unidym of rights and obligations under two sponsored research agreements, Unidym issued 448,000 shares of Unidym common stock to Arrowhead.

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

In exchange for all the outstanding shares of CNI common stock, Unidym issued 5,000,000 shares of newly authorized Unidym Series A Convertible Preferred Stock with an estimated total value of $4,200,000. The Series A Preferred Stock is convertible into 8,400,482 shares of Unidym common stock under certain conditions. Unidym also assumed CNI’s 2007 Restricted Stock Unit Plan subject to which 1,104,010 shares and a warrant for 64,000 shares of Unidym common stock is issuable on the later of March 31, 2008, or an initial public offering by Unidym.

The consolidated statement of operations includes the results of the merged companies since April 21, 2007.

Prior to the Merger, Arrowhead owned 88.1% of the outstanding voting securities of Unidym. Immediately following the Merger, Arrowhead’s ownership of the outstanding voting securities was 60.1%. If all options were awarded and exercised, all common stock subject to restricted stock units was issued and all preferred stock was converted, Arrowhead’s interest would be 42.1% immediately following the Merger.

In December 2007, Unidym completed a private financing with strategic and financial investors, pursuant to which Unidym issued and sold an aggregate of 5,764,778 shares of its Series C Preferred Stock for $1.80 per share. The private placement generated net cash proceeds of $10,013,897, including $3,000,000 invested by Arrowhead.

Immediately following the private financing, Arrowhead’s ownership of the outstanding, voting securities was 51.2%. If at that point in time all options were awarded and exercised, all common stock subject to restricted stock units was issued and all preferred stock was converted, Arrowhead’s interest would be 39.2%. The ownership interest remained the same at December 31, 2007.

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding voting shares of Aonex. To date, Arrowhead has provided $3,000,000 of additional capital to Aonex.

After analyzing the existing competition and scale required for success in its core markets, Aonex has opted to seek an established company with which to partner in its future commercialization efforts. This change of strategy will likely limit the return that Arrowhead is able to achieve on its investment in Aonex.

As of December 31, 2007, Arrowhead had loans outstanding to Aonex totaling $900,000, payable upon demand. Each loan bears simple interest at 6%. As of December 31, 2007, Arrowhead owned 80.0% of the outstanding voting securities of Aonex or 50% on a fully diluted basis.

Tego BioSciences Corporation

On April 20, 2007, Tego, a newly formed, wholly-owned Subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing pharmaceuticals based on the unique biochemical properties of modified fullerenes, for $1,000. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A Preferred Stock for $100,000. The Company is evaluating opportunities for Tego’s technology.

On October 25, 2007, Arrowhead provided $2.4 million in additional capital to Tego, in exchange for 15 million shares of Series A-2 Preferred Stock. The $2.4 million is to be used for developing and commercializing pharmaceuticals based on modified fullerenes. Arrowhead owns 100% of the outstanding voting securities of Tego and 93% of the outstanding voting securities on a fully diluted basis.

NOTE 5. STOCKHOLDERS’ EQUITY

The Company had a total of 75,000,000 authorized shares at December 31, 2007, consisting of 70,000,000 authorized shares of Common Stock, par value $0.001, and 5,000,000 shares of authorized Preferred Stock.

At December 31, 2007, 38,715,777 shares of Common Stock were outstanding. At December 31, 2007, 1,611,500 shares and 4,738,310 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. On December 3, 2007, an inducement grant of options to purchase 2,000,000 shares of Common Stock was made outside of Arrowhead’s equity incentive plans to the Company’s newly hired CEO. Arrowhead’s Compensation Committee is negotiating the final terms of this grant to be memorialized in a Stock Option Agreement. Through December 31, 2007, options to purchase 1,611,500 shares were outstanding under the 2000 Stock Option Plan and options to purchase 3,448,092 shares were outstanding under the 2004 Equity Incentive Plan.

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

The following table summarizes information about warrants outstanding at December 31, 2007:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	8.1	$5.04
$7.06	712,362	9.4	$7.06

NOTE 6. LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$17,362	March 1, 2006	62 Months
New York	130 sq ft	$3,600	September 1, 2007	12 Months
Aonex	4,000 sq ft	$7,611	July 1, 2004	48 Months
Calando	7,000 sq ft	$12,944	June 1, 2006	18 Months
Insert	4,354 sq ft	$12,173	June 1, 2006	36 Months
Unidym
Menlo Park, CA	7,000 sq ft	$10,500	February 1, 2007	36 Months
Houston, TX	8,017 sq ft	$13,362		Month to Month
Springfield, MO	1,900 sq ft	$2,533	December 1, 2007	24 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

The Company has no plans to own any real estate and expects that all facility leases will be operating leases.

At December 31, 2007, the future minimum commitments remaining under leases were as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2008 (9 months)	$492,318	$7,794
2009	$521,656	$6,302
2010	$283,353	$1,421
2011	$129,290	$0
2012 and thereafter	$0	$0

Facility and equipment rent expense for the three months ended December 31, 2007 and 2006 was $283,510 and $187,161 respectively. From inception to date, rent expense has totaled $2,500,197.

NOTE 7. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of December 31, 2007, Arrowhead held a majority interest of each of the following five operating Subsidiaries:

Subsidiary	%Outstanding Voting Securities[1]	Technology/Product Focus
Insert Therapeutics, Inc. acquired June 4, 2004	64.2%	Nano-engineered drug delivery system in clinical trials with first anti-cancer compound

Calando Pharmaceuticals, Inc. founded February 22, 2005	69.8%	Nano-engineered RNAi therapeutics

Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	51.2%	Developing strategic opportunities for the commercialization of nanotube-based products

Tego BioSciences Corporation founded April 20, 2007	100.0%	Development of protective products based on the anti-oxidant properties of buckminsterfullerene’s

Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterials with initial emphasis on high efficiency solar cells

(1)	Each Subsidiary has an option plan to help motivate and retain employees. Insert has 4,335,473 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of December 31, 2007, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised, the Company would own approximately 57.0% of Insert, 63.9% of Calando, 39.2% of Unidym, 83% of Tego and 50.0% of Aonex.

Arrowhead has entered into two separate funding agreements to provide future additional capital to Calando. One is fully funded and terminated. The remaining agreement gives Arrowhead the right to provide additional capital to Calando or to forfeit a specified portion of its interest in lieu of additional future funding.

In deciding whether to make an additional capital contribution, the Company looks at such factors as progress toward a milestone, together with what and how the management is doing with their spending plan. Because the Company works closely with the senior management of each Subsidiary, the decision regarding funding milestones is made well in advance of the milestone date or event. Should Calando meet its milestones and the Company decides not to fund further, the Company would still own a majority of the outstanding voting securities of Calando.

The following table summarizes the terms and status of these additional capital contributions:

Subsidiary	Total Capital Assuming all Contributions Made	Future Capital Contributions	Time for Additional Capital Contributions
Calando Pharmaceuticals, Inc.	$14,000,000	$6,000,000	12 months	(1)

(1)	Under its Agreement to Provide Additional Capital with Calando, Arrowhead has the right to provide Calando up to $6,000,000 in additional capital based upon the achievement of certain development milestones. The first milestone payment of $3,000,000 is projected to be due during the second quarter of fiscal 2008. The last of these milestone payments for $3,000,000 is projected to be due during the fourth quarter of fiscal 2008.

If the merger of Insert and Calando is approved by the stockholders of Insert and Calando, not including Arrowhead, the Calando Agreement to Provide Additional Capital between Calando and the Company, entered into in March 2006, will be amended and terminated to accelerate the payment of the remaining $6,000,000 payable thereunder, against receipt of the repayment of the principal and interest on all loans extended by the Company to either Insert or Calando which combined totaled $4,050,088, including interest of $50,088, as of December 31, 2007.

Sponsored Research

By funding university research, Arrowhead has the opportunity to ascertain the technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a culture that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies. The Company normally obtains the exclusive license to the technology developed by the research it sponsors. If such technology appears to have commercial applications, the Company can form a majority-owned subsidiary to develop the technology and provide stock in the subsidiary to the scientist and the university, in order to give them an economic interest in the success of the subsidiary. Should the related technology prove to be too difficult or too expensive to commercialize, Arrowhead may terminate the license agreement and return the licensed intellectual property to the university.

Sponsored Research for the three months ended December 31, 2007 and 2006, was $241,238 and $313,783, respectively.

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement between Arrowhead and the University of Florida (“UF”) are summarized in the following table:

Research Project	Period Covered		Total Estimated Project Cost	Annual Cost	Amount Paid as of December 31, 2007	Prepaid Amt as of December 31, 2007
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 - Jun. 30, 2008	(2 years )	$647,533	$323,767	$557,006	$85,130

In connection with the merger between Unidym and CNI, the rights and obligations under the sponsored research agreement with UF were transferred to Unidym.

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Arrowhead and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered		Total Estimated Project Cost	Annual Cost	Amount Paid as of December 31, 2007	Prepaid Amt as of December 31, 2007
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 - Nov. 30, 2007	(2 years)	$677,651	$338,826	$677,651	$0

In connection with the merger between Unidym and CNI, the rights and obligations under the sponsored research agreement with Duke were transferred to Unidym.

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period Covered		Total Estimated Project Cost	Annual Cost	Amount Paid as of December 31, 2007	Prepaid Amt as of December 31, 2007
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 - Sept. 30, 2008	(5 years)	$1,393,806	$292,540	$1,101,266	$0
Gene Regulatory Networks (Dr. Eric H. Davidson)	Jan. 1, 2007 - Dec. 31, 2009	(3 years)	$765,000	$255,000	$254,800	$0

The terms of the agreements call for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If any of these agreements are extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. These research agreements are terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation. After fiscal 2007 year end, Arrowhead issued notices to terminate both sponsored research agreements with Caltech. The notices were issued under the terms of the respective sponsored research agreements. Under the terms of the agreements, upon notice of termination, Caltech will not make any further commitments and take reasonable action to terminate existing commitments. The Company is responsible for any outstanding commitments that cannot be canceled. The total estimated settlement of the outstanding obligations is not expected to exceed $210,000.

In January and July of 2007, Insert made contributions of $50,000 each to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

Sponsored Research Agreement—Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University (“Stanford”) for a nanotech device designed to control the behavior of stem cells. Arrowhead has agreed to fund additional research involving the device at Stanford in exchange for the right to exclusively license and commercialize the technology.

Research Project	Period Covered		Total Estimated Project Cost	Annual Cost	Amount Paid as of December 31, 2007	Prepaid Amt as of December 31, 2007
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 - May 31, 2007	(2 years )	$600,000	$300,000	$600,000	$0

The initial payment was $110,000. Arrowhead made three quarterly payments of $70,000 each. As of December 31, 2007, all payments under this agreement had been made and the agreement had been concluded.

Employment Agreements

On May 24, 2007, the Company entered into a Severance Agreement with each of R. Bruce Stewart, the Company’s Chairman and Chief Executive Officer at that time, and Joseph T. Kingsley, the Company’s Interim President and Chief Financial Officer at that time, to provide for payments to the officers in the event of their retirement or the termination of their employment. The agreements provide that the executives will be entitled to receive severance payments and payments for any accrued and unused vacation time in the event that (i) the executive dies or voluntarily retires from the Company, (ii) the executive voluntarily terminates his employment other than for cause or (iii) the Company terminates the executive’s employment other than for cause (each, a “Termination Event”). Upon the occurrence of a Termination Event, Mr. Stewart is entitled to receive as severance, during each of the first three years following the Termination Event, payments equal to his highest annual salary while employed by the Company, payable in equal monthly installments. Upon the occurrence of a Termination Event, Mr. Kingsley is entitled to receive as severance, during the first year following the Termination Event, payments equal, in the aggregate, to 100% of his highest annual salary while employed by the Company, payable in equal monthly installments, which payments will be reduced by any payments received by Mr. Kingsley or his estate from the Company’s Long Term Disability Plan. Each agreement also provides that, if any payment to the executive is subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company will pay to the executive an amount sufficient, on an after-tax basis, to put the executive in the same position he would have been in if the excise tax was not imposed. The timing of payments under the agreements is also subject to adjustment to avoid any adverse tax treatment under Section 409A of the Code.

As of December 31, 2007, the Company had accrued $995,000 related to these severance agreements.

NOTE 8. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,611,500 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 4,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. As of December 31, 2007, there were options granted and outstanding to purchase 1,611,500 and 3,448,092 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the three months ended December 31, 2007, 215,000, options were granted under the 2004 Equity Incentive Plan.

On December 3, 2007, an inducement grant of an option to purchase two million shares of Common Stock was made outside of Arrowhead’s equity incentive plans to Dr. Christopher Anzalone, the Company’s new Chief Executive Officer. The option vests over 48 months with the first 41,667 shares vesting six months from the date of original grant. The option price is $3.92 per share, the closing price of Arrowhead’s stock on the date of grant. The estimated fair value at the date of grant was $4,692,207. Arrowhead’s Compensation Committee is negotiating the final terms of this grant to be memorialized in a Stock Option Agreement.

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

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74

Granted	945,000	4.97
Canceled	(160,952)	5.32
Exercised	(186,164)	2.34

Balance at September 30, 2007	4,994,923	3.07

Granted	2,215,000	3.95
Canceled	(44,974)	3.44
Exercised	(105,357)	2.75

Balance at December 31, 2007	7,059,592	3.37
Exercisable at December 31, 2007	3,412,156	2.63

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.89	7,059,592	8.3	$3.37

At December 31, 2007, there were 1,290,218 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan. The intrinsic value of the options exercised during the three months ended December 31, 2007 was approximately $69,000.

The fair value of the options granted by Arrowhead for the three months ended December 31, 2007 is estimated at $5,242,094. The $5,242,094 fair value includes $4,692,207 related to the inducement grant described previously.

The aggregate fair value of options granted by Unidym, Calando, Insert, Tego and Aonex for the three months ended December 31, 2007, is estimated at $96,346, $0, $310,000, $0, and $0, respectively.

As of December 31, 2007, the estimated fair value of the unvested options for Arrowhead was $7,702,750 with a weighted average remaining amortization period of 3.1 years.

As of December 31, 2007, the estimated aggregate fair value of the unvested options for Unidym, Calando, Insert, Tego and Aonex was $1,369,000 with a weighted average remaining amortization period of 3.3 years.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 69%, risk-free interest rate of 3.53% to 5.25%, and expected life of five years. The weighted-average fair value of each common share option granted by Arrowhead for the three months ended December 31, 2007 and 2006 is estimated at $2.34 and $2.31, respectively.

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

For the three months ended December 31, 2007 and 2006, the Company had consolidated net losses of $5,233,774 and $3,707,170, respectively. The losses result in a deferred income tax benefit of approximately $2,067,341 and $1,464,000 for the three months ended December 31, 2007 and 2006, respectively, offset by an increase in the valuation allowance for the same amount for Arrowhead. Because the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits, and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 10. SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic product and licensing revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in a single segment: nanotechnology.

Grant and collaborations agreements are not considered to be product or licensing revenue, as the plan of operations for the Company is to sell products and/or license technology.

NOTE 11. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007, the Company’s majority owned Subsidiary Unidym had product sales of $47,218 to Sumitomo, one of Unidym’s stockholders.

During the three months ended December 31, 2007, the Company’s majority owned Subsidiaries Insert and Calando each paid $22,500 in consulting fees to Dr. Mark Davis at Caltech. Dr. Davis is a director and consultant for both Insert and Calando.

NOTE 12. SUBSEQUENT EVENTS

On January 14, 2008, Insert and Calando entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which Calando is to merge with and into Insert, with Insert continuing as the surviving corporation (the “Merger”).

Among other things, the Merger is conditioned upon the recapitalization of Insert and Calando to eliminate the preferred stock of each company. In the Insert recapitalization, immediately before the effective time of the Merger, each share of Insert Series B Preferred Stock, Series C Preferred Stock and Series C-2 Preferred Stock will be converted into one share of common stock, par value $0.0001 per share, of Insert (the “Insert Common Stock”). All warrants outstanding for the purchase of Insert Series D Preferred Stock will become exercisable for a like number of shares of Insert Common Stock. In the Calando recapitalization, immediately before the effective time of the Merger, each share of Calando Series A Preferred

Stock will be converted into one share of Calando common stock, par value $0.0001 per share (the “Calando Common Stock”).

At the effective time of the Merger, each issued and outstanding share of Calando Common Stock, other than shares owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive shares of Insert Common Stock based on the relative valuation of Insert to Calando of 1 to 1.5, or a Merger share exchange ratio of 5.974126 shares of Insert Common Stock issued for each share of Calando Common Stock. Outstanding options to acquire Calando Common Stock will be converted into an option to acquire approximately 5.974126 shares of Insert Common Stock.

Insert and Calando have made representations, warranties and covenants to one another in the Merger Agreement, which will expire at the effective time of the Merger. Consummation of the Merger is conditioned upon, among other things: (i) the representations and warranties of each party to the Merger Agreement being true in all material respects as of the closing; (ii) the performance or satisfaction in all material respects of all covenants and conditions of each party to the Merger Agreement; (iii) the completion of the recapitalization of Insert and Calando; (iv) the approval by a majority of Insert’s and Calando’s stockholders (excluding the Company); and (v) the satisfaction of certain other customary closing conditions.

If the Merger is approved, the following agreements to which the Company is a party will terminate: (i) Insert’s Right of First Refusal and Co-Sale Agreement, relating to Insert, dated as of June 4, 2004, (ii) Insert’s Voting Agreement, dated as of June 4, 2004, (iii) Calando’s Amended and Restated Investors’ Rights Agreement, dated as of March 31, 2006, (iv) Calando’s Amended and Restated Voting Agreement, dated as of March 31, 2006, and (v) Calando’s Right of First Refusal and Co-Sale Agreement, dated as of March 31, 2006. Upon the effective date, the license agreement between Insert and Calando, dated as of March 14, 2005, pursuant to which Insert granted Calando worldwide exclusive rights to Insert’s intellectual property related technologies, and a broad patent application covering methods and uses for the therapeutic use of RNAi, including its linear cyclodextrin polymers, will terminate.

If the Merger is approved, pursuant to its terms, Insert will enter into an Amended and Restated Investors’ Rights Agreement (the “Restated Investors’ Rights Agreement”), restating Insert Investors’ Rights Agreement, dated as of June 4, 2004, as amended by Amendment No. 1 to Investors’ Rights Agreement, dated as of March 30, 2005, and as further amended by Amendment No. 2 to Investors’ Rights Agreement, dated as of October 25, 2006.

If the Merger is approved, the Calando Agreement to Provide Additional Capital, dated as of March 31, 2006, between Calando and the Company will be amended and terminated to accelerate the payment of the remaining $6,000,000 payable thereunder, against receipt of the repayment of the principal and interest on all loans extended by the Company to either Insert or Calando ($4,000,000 principal as of the date of filing).

If the Merger is approved, the Company will own 66.5% of the outstanding shares of the combined company (61% on a fully diluted basis).

The Merger was unanimously approved by the board of directors of each of Insert and Calando, and Insert and Calando have solicited the approval of the Merger by their respective stockholders.

On January 30, 2008, Arrowhead’s Form S-3 Registration Statement, originally filed on December 20, 2007, was declared effective. The prospectus allows Arrowhead to issue, from time to time in one or more offerings, shares of Common Stock and warrants to purchase common stock for an aggregate dollar amount of up to $50 million.

It is the Company’s intent to use the net proceeds from the sale of the securities and received upon exercise of the warrants for general corporate purposes, which may include one or more of the following: working capital, research and clinical development activities, potential future acquisitions of companies and/or technologies, and capital expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intends,” “estimates,” “anticipates,” “believes,” “plans,” “may,” “will,” “should,” “projects” or “expects” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month period ended December 31, 2007, may also be referred to as the first quarter of fiscal 2008.

Overview

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries which allows the pursuit of multiple opportunities and diversifies risk. Currently, Arrowhead operates five majority-owned subsidiaries (the “Subsidiaries”) focused on developing and commercializing nanotechnology products and applications and has funded a number of prototype development efforts in leading university labs in exchange for the right to license the technology developed in such labs.

Majority-owned Subsidiaries

Arrowhead owns a majority interest in each of its Subsidiaries, securing substantial participation in any success. Each subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets, while Arrowhead provides financial, strategic and administrative resources. The Company’s five majority-owned Subsidiaries are focused on developing and commercializing a variety of nanotechnology products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics, fullerene anti-oxidants and compound semiconductor materials. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies.

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

In exchange for the right to license the resultant technology developed in sponsored laboratories, Arrowhead sponsors university research. Arrowhead has worked with some of the most highly-regarded academic institutions in the country, including the California Institute of Technology (“Caltech”), Stanford University (“Stanford”), Duke University (“Duke”) and the University of Florida (“UF”), in critical areas such as stem cell research, carbon electronics and molecular diagnostics.

Subsidiaries

At December 31, 2007, the Company had five majority-owned operating Subsidiaries: Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”, formerly NanoPolaris, Inc.), Tego BioSciences Corporation (“Tego”) and Aonex Technologies, Inc. (“Aonex”). As part of its business model, the Company will create subsidiaries to commercialize promising technologies or close subsidiaries based upon lack of progress of the Subsidiary.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. IT-101, Insert’s first therapeutic candidate, is a conjugate of Insert’s patented nano-engineered drug delivery polymer and Camptothecin, a potent anti-cancer compound. Insert’s investigational new drug (“IND”) application for IT-101 was accepted by the U.S. Food and Drug Administration (FDA) in March 2006. A Phase I study for IT-101 began in the summer of 2006 at the City of Hope Cancer Center. Interim results from the trial were reported in June 2007. The report, though not conclusive, was consistent with promising efficacy. In general, IT-101 was well tolerated and pancytopenia was the dose limiting toxicity. Pharmacokinetics data were favorable and consistent with results from preclinical animal studies. In patients studied, IT101 showed longer half life, lower clearance and lower volume of distribution than seen in patients treated with other Camptothecin-based drugs. The Phase I trial is expected to be completed in 2008.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies. Calando’s first therapeutic candidate is designed for the treatment of cancer. Calando expects to file an IND application in early-mid 2008.

Unidym is developing high-performance, cost-effective carbon nanotube-based products for the electronics industry. Through license of intellectual property from several universities and by virtue of its April 2007 merger with Texas-based Carbon Nanotechnologies, Inc. (“CNI”), Unidym has assembled exclusive commercial rights related to carbon nanotube manufacture and applications. The merger also provided Unidym with the ability to manufacture carbon nanotubes on a larger scale. Unidym’s initial product is a transparent conductive film designed to replace the expensive and brittle metal oxide films currently used in electronic products like flat panel displays, touch screens, OLEDs and thin film solar cells. In addition to its product development efforts, Unidym manufactures and sells carbon nanotubes to customers and has entered in joint development agreements to incorporate its carbon nanotube films into existing products.

On April 20, 2007, Tego, a newly formed, wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing pharmaceuticals based on the unique biochemical properties of modified fullerenes. Initially, Tego is collaborating with the National Cancer Institute’s Nanotechnology Characterization Lab (“NCL”) for preclinical studies to measure the ability of a Tego fullerene formulation to protect against harmful side effects of two anti-cancer drugs, cisplastin and adriamycin. The first stage of the studies used NCL’s resources. In October 2007, Arrowhead invested $2.4 million into Tego in exchange for 15 million shares of Series A-2 Preferred Stock. The $2.4 million is to be used for developing and commercializing pharmaceutical products based on the modified fullerenes.

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

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements. For further information, see Note 1, Organization and Significant Accounting Policies, to our Consolidated Financial Statements which outlines our application of significant accounting policies and new accounting standards.

Revenue Recognition

Revenue from product sales is recorded when persuasive evidence exists that an arrangement existed, title had passed and delivery has occurred, the price was fixed and determinable, and collection is reasonably assured.

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

Results of Operations

The Company had a consolidated net loss of approximately $5.2 million for the three months ended December 31, 2007, versus a consolidated net loss of $3.7 million for the same three months in the prior year. The increased loss is the result of a combination of factors. The Company has rapidly expanded its capability to develop thin-film carbon nanotube processes and added the capacity to manufacture carbon nanotubes, with Unidym’s acquisition of CNI, during the past year. The Company is also incurring additional expense for the final studies in preparing for the filing of its Investigational New Drug Application for Calando.

Revenues

The Company generated revenues of $402,861 during the three months ended December 31, 2007 compared to $11,092 in the same period last year. The current period revenues consist of $191,016 in grants to Unidym to fund research and $211,845 from sales and delivery of carbon nanotubes by Unidym. Prior year revenues of $11,092 resulted from a National Institute of Health grant at Calando.

Operating Expenses

Three Months ended December 31, 2007 and 2006

The Company had operating expenses of $7.0 million during the three months ended December 31, 2007, compared to $4.5 million in the same three months last year.

Operating expenses increased over the same period in the prior year as the Company significantly expanded its Unidym operations, adding locations in Menlo Park, California and Houston, Texas, through the acquisition of CNI in April of 2007.

The Phase I clinical trial of Insert’s drug IT-101 continues and Calando is completing the process of preparing its IND Application for its CALAA-01 drug candidate to be submitted in early-mid 2008.

The Company added scientific and executive talent increasing its full-time head count by 17 from approximately 41 to 58 during the past year. Unidym’s head count increased by 23 full-time employees. In anticipation of the merger of Insert and Calando, and the resulting duplication, their combined headcount was reduced by 8 full-time employees. Year over year increases in each major revenue and expense category are the result of the scale-up of the Unidym operations and the continuing clinical trials by Insert and Calando, and the hiring of additional scientific and administrative personnel at the Subsidiaries.

The analysis below details the operating expenses and discusses the expenditures of the Company within the major categories.

For purposes of comparison, the amounts for the three months ended December 31, 2007 and 2006, respectively, are shown in the tables below. Prior period amounts have been reclassified to conform to the current period presentation.

Salary & Wage Expenses

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and at the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity based compensation in the form of stock options. Salary and benefits can be divided into two major categories: general and administrative compensation-related expenses, and research and development (R&D) compensation-related expenses, depending on the primary activities of each employee. The following table details salary and related expenses for the three months ended December 31, 2007 and 2006.

For the Three Months ended December 31, 2007 and December 31, 2006

(in thousands)

	Three Months Ended Dec 31, 2007	% of Expense Category	Three Months Ended Dec 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
G&A – compensation-related	$1,141	39%	$596	34%	$545	91%
Stock-based compensation	$690	24%	$481	28%	$209	43%
R&D – compensation-related	$1,080	37%	$649	38%	$431	66%

Total	$2,911	100%	$1,726	100%	$1,185	69%

General and Administrative (G&A) compensation expense increased in the three months ended December 31, 2007, compared to the three months ended December 31, 2006 due to the hiring of several new positions. New positions hired included Chief Executive Officers at Arrowhead (December 2007), Unidym (June 2007) and Insert/Calando (November 2007). Unidym also hired the new positions of Vice President of Business Development (July 2007), Chief Financial Officer (September 2007), and Vice President of Finance (October 2007). Tego hired the new position of Vice President of Finance (December 2007). The increase in G&A salaries also includes the impact of the annual pay increases for existing staff. In addition, two administrative staff were added with the merger of CNI into Unidym. The Company and its Subsidiaries will continue to selectively hire additional executives and administrative staff consistent with its business strategies and operational needs.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options to new and existing employees. This expense is recorded pursuant to the adoption of SFAS 123R, which requires expensing of stock-based compensation for all options vested. Stock options are awarded to new full time employees and to existing employees. While the number of options has increased overall, this number will vary from period to period depending on hiring, on terminations and on awards to new and existing employees. The inducement grant of 2 million options to Arrowhead’s new CEO resulted in approximately $96,000 in additional stock based compensation expense in the current period compared to the same period in the prior year.

Research and development (R&D) compensation expense increased in the three months ended December 31, 2007 compared to the same period the prior year due primarily to Unidym’s addition of 7 full time employees including research scientists and process engineers. R&D compensation also increased as a result of Unidym’s acquisition of CNI with CNI’s 15 research and development related staff. On a consolidated basis, the increase in Unidym’s R&D compensation expense was partially offset by reductions in the research and development staff at Insert and Calando in anticipation of their merger. In late November 2007, Insert’s R&D staff was reduced by 8 employees. The Company expects that salaries and wages will continue to grow during fiscal 2008 as more people are selectively hired to support development within the Subsidiaries.

General & Administrative Expenses

The following table details G&A expenses for the three month periods ended December 31, 2007 and 2006.

For the Three Months ended December 31, 2007 and December 31, 2006

(in thousands)

	Three Months Ended Dec 31, 2007	% of Expense Category	Three Months Ended Dec 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$564	33%	$195	20%	$369	189%
Recruiting	$88	5%	$169	18%	$(81)	(47)%
Patent expense	$428	24%	$101	11%	$327	324%
Facilities and related	$70	4%	$82	9%	$(12)	(15)%
Travel	$111	7%	$131	14%	$(20)	(15)%
Business insurance	$201	12%	$91	10%	$110	11%
Depreciation	$47	3%	$46	5%	$1	2%
Communications and technology	$79	5%	$37	4%	$42	11%
Office expenses	$78	5%	$53	5%	$25	47%
Other	$32	2%	$34	4%	$(2)	(6)%

Total	$1,698	100%	$939	100%	$759	81%

Professional/outside services include general legal, accounting and other outside services retained by the Company and its Subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Additional audit expenses were incurred because, for the first time, the Company produced stand-alone audited financials for each of the Subsidiaries. The increase over the prior year results from additional legal costs associated with the proposed merger of Calando and Insert amounting to approximately $250,000, and legal work for Unidym in the closing of the private placement amounting to approximately $77,000.

Recruiting expense was higher in the prior year period due to the payment of approximately $150,000 to hire a president for Insert in the first three months of fiscal 2007. The current year expense results from the recruitment of scientific and executive positions filled at Calando, Insert and Unidym. Recruiting fees are expected to continue as the Company builds out its management team and the teams of its Subsidiaries.

Patent expense increased as a result of the addition of the patent portfolio that was acquired by the merger of Unidym and Carbon Nanotechnologies, Inc. in April 2007 and as a result of increased patent activity by Insert and Calando. Patent expenses for Unidym of approximately $150,000 for the current period include payments to Rice University and UCLA for legal fees related to Unidym’s licensed technology as well as legal fees on patents filed by Unidym. Patent expenses incurred by Insert of approximately $200,000 relate primarily to extending intellectual property protection for Insert’s products to Europe. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its products applications are improved. The cost will vary depending on the needs to the Company.

The decrease in facilities and related expense during the three months ended December 31, 2007, compared to the prior periods, reflects the termination of a lease for office space in Pasadena in February 2007. Facilities expense related to the Arrowhead corporate office has been allocated to G&A and facilities expense related to the Subsidiaries has been allocated to R&D. See below.

Travel expense includes recurring expenses related to travel by the Company as management travels to and from Company locations in Pasadena and Menlo Park, California and Houston, Texas. Travel expense is also incurred as Company management pursues new business initiatives and collaborations with other companies and for marketing, investor relations and public relations. The current period’s expenses are slightly less than those of the prior period as travel expense fluctuates from quarter to quarter depending on current projects. This expense is expected to increase as the Company adds more business development personnel.

Insurance expense has increased due to increases in limits and coverage for new clinical trials and the expansion of Unidym’s operations since the same period in the prior year. This expense is expected to continue to increase as the Company grows.

The increase in communications and technology expense is primarily related to the addition of two Unidym locations, the purchase of equipment for new employees, and configuration of data networks among Menlo Park, California, and Pasadena, California, and Houston, Texas.

Research and Development Expenses

Of Arrowhead’s expenses during the three months ended December 31, 2007, approximately $1.7 million were related to research and development (“R&D”) activities by Arrowhead’s Subsidiaries. Currently, Arrowhead operates five majority-owned Subsidiaries, each commercializing a nanotech products or applications, and also funds sponsored research efforts in leading university labs in exchange for the right to license the technology developed in such labs. Each Subsidiary is staffed with its own technical team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources.

The following table details R&D expenses for the three months ended December 31, 2007 and 2006.

For the Three Months ended December 31, 2007 and December 31, 2006

(in thousands)

	Three Months Ended Dec 31, 2007	% of Expense Category	Three Months Ended Dec 31, 2006	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$623	37%	$747	51%	$(124)	(17)%
Laboratory supplies & services	$163	10%	$125	8%	$38	30%
Facilities related	$285	17%	$144	10%	$141	98%
Sponsored research	$241	14%	$314	21%	$(73)	(23)%
Depreciation-R&D-related	$134	8%	$81	5%	$53	65%
Other research expenses	$219	13%	$77	5%	$142	184%

Total	$1,665	100%	$1,488	100%	$177	12%

Outside labs & contract services decreased as the types of expenses incurred has changed between periods. The process development and preclinical trial expenses for Insert are related to preclinical work for pipeline candidates, but have decreased from the prior year as Insert focuses on the preparation for Phase II clinical trials for it drug candidate IT-101. The current year first quarter expense includes the outsourced preclinical studies in preparation for an INDA filing by Calando, and outsourced manufacture of Calando’s therapeutic candidate for clinical studies and Tego’s beginning operations. Unidym incurred approximately $47,000 of outside lab and contract services expense during the first three months of the fiscal year compared to approximately $7,000 of such expenses in the prior year. The increase in Unidym expenses are related to the scale up of the operations to develop the manufacturing processes for carbon nanotubes and the manufacture of thin film conductive materials. Development expenses for Unidym are expected to increase sharply in the coming quarters. Outside laboratory & contract services expenses will continue to fluctuate depending upon where a particular project is in its development, approval or trial process.

Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. Of the approximately $163,000 shown above, $95,000 relates to small tools and materials used in the R&D of carbon nanotube manufacturing processes and conductive thin film applications. Prior year amounts were primarily related to research activities at Calando and Insert.

Facilities related expenses increased over the same period in prior years due to the addition of Unidym’s laboratory space in Menlo Park, California in February 2007 and Unidym’s Texas location in April of 2007. These expenses are expected to remain stable in the near future as no additional facilities are projected to be added in fiscal 2008. Tego and the other Subsidiaries expected to be added in fiscal 2008 are planning to conduct their R&D through sponsored research agreement(s) and funding to university and/or contract research organizations.

Sponsored research expense decreased for the three months ended December 31, 2007, compared to the same period for the prior year, as projects were completed (Stanford & Duke) or terminated (Caltech). No new research projects were added during the three months ended December 31, 2007. The expense for the project at the University of Florida was transferred to Unidym in April 2007.

Increased depreciation expense is primarily due to the addition of depreciable equipment at Unidym’s Houston and Menlo Park facilities.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development at each Subsidiary for the periods described below.

Name of Subsidiary / Project	R&D Cash Expenses for the Three Months Ended December 31, 2007	R&D Cash Expenses for the Three Months Ended December 31, 2006	Project Cost from Inception of Project Through December 31, 2007
Calando Pharmaceuticals, Inc. / CALAA-01	$1.6 Million	$1.2 Million	$10.7 Million
Insert Therapeutics/ IT 101	$1.1 Million	$1.6 Million	$15.8 Million
Unidym, Inc. / Thin Films of Carbon Nanotubes	$2.6 Million	$0.4 Million	$9.1 Million
Aonex Technologies, Inc. / Wafer Fabrication	$0.1 Million	$0.2 Million	$5.9 Million
Tego BioSciences Corporation	$0.2 Million	$0.0 Million	$0.2 Million
Total of all Subsidiaries	$5.6 Million	$3.4 Million	$41.7 Million

Insert Therapeutics, Inc.

Insert was purchased by the Company in June 2004. Insert’s primary asset was a license from Caltech for patents and other intellectual property for the use of cyclodextrin polymers in drug delivery applications. In fiscal 2005, Insert continued research and development of its anti-cancer therapeutic IT-101, which uses the technology covered by the Caltech patents. IT-101 is a conjugate of the cyclodextrin polymer and the anti-cancer agent, Camptothecin. On March 14, 2006, Insert’s IND application for IT-101 was accepted by the FDA and Insert began a Phase I clinical trial at the City of Hope in the third quarter of calendar 2006. Insert is also preparing for Phase II trials of IT-101 and has reduced its previous emphasis on increasing its pipeline of products. Insert has investigated conjugates of the cyclodextrin delivery molecule as well as two other potent anti-cancer agents, epotholones and tubulysins, and a steroid treatment for chronic inflammation. Research and development expenses related to IT-101 are reflected in the tables above. Insert’s R&D activities related to IT-101 and other pipeline candidates are preliminary, and there is no assurance that they will be successful. It is not possible at this time to accurately determine the final cost of IT-101, the completion date, or when revenue will commence.

Calando Pharmaceuticals, Inc.

Calando’s lead product candidate, CALAA-01, is a formulation containing Calando’s proprietary drug delivery technology with a siRNA duplex targeting the M2 subunit of ribonucleotide reductase, a well-established cancer target. Calando is preparing an IND application for filing with the FDA and expects to begin its first clinical trial in 2008. Calando’s research and development efforts on CALAA-01 are preliminary, and there is no assurance that this compound will be successful. Advancing this development candidate into human clinical trials is dependent on FDA review and approval of Calando’s IND application. Research and development expenses related to CALAA-01 are reflected in the tables above. It is not possible at this time to accurately determine the final cost of CALAA-01, the completion date, or when revenue will commence. If the merger between Calando and Insert is approved (please see Note 12 Subsequent Events, for an explanation of the proposed merger), the merged company should have sufficient capital to fund its operations until the second quarter of fiscal 2008. Please refer to the Liquidity and Capital Resources discussion on page 28 for additional information.

Unidym, Inc.

Arrowhead founded NanoPolaris (now operating as Unidym) in April 2005. Since inception, the company has aggregated intellectual property related to carbon nanotube manufacturing and product applications. The portfolio has been built through licensing of patents and other intellectual property from various universities, through sponsored research, and by the acquisition of Unidym, Inc., a UCLA spin out developing transparent electrodes, and a merger with CNI, a Texas-based company manufacturing and selling carbon nanotubes and developing products containing carbon nanotubes. Unidym is currently generating revenue by producing and selling carbon nanotubes, and is anticipated to generate future revenue by continuing to produce and sell carbon nanotubes, products and product applications using carbon nanotubes and to a lesser amount, beginning in 12 to 24 months, by licensing technology to third parties.

Development, manufacturing and sale of cost effective electronic products incorporating carbon nanotubes may require significant additional investment and take a long time. There are a variety of technical, cost and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other carbon nanotube products, the final cost of scaling up the manufacturing process for cost effective production of carbon nanotubes for products, or when or if Unidym will generate significant licensing revenue or become profitable. Unidym closed a private placement for net cash proceeds of $10,013,897 in December 2007.

Tego BioSciences Corporation

In April 2007, Tego was formed to acquire the assets of C Sixty, Inc. Tego is focused on developing and commercializing pharmaceuticals based on the unique biochemical properties of modified buckminsterfullerenes (also known as fullerenes or buckyballs). Tego’s product pipeline includes therapeutics targeting acute and chronic central nervous system degenerative diseases, other neuronal degenerative diseases and, potentially, toxicity caused by chemotherapy and radiation. Tego is also exploring the use of modified fullerenes as contrast agents in magnetic resonance imaging (MRI).

Initially, Tego does not plan to expand its internal staff to develop these pharmaceutical products. Rather, for the first eighteen months, the company intends to use third parties to perform most of the development work with a small staff located in Houston, Texas, to direct and oversee the progress of research and development, collaborations and licensing of the intellectual property. A new President and CEO was appointed effective October 25, 2007. On the same date, the Company invested $2.4 million in Tego to enable the Subsidiary to contract development with third parties.

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

Factors Affecting Further R&D Expenses

The Company expects that R&D expenses will continue to increase in the foreseeable future as it adds personnel, expands its pre-clinical research, begins clinical trial activities, and increases its regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in the Company’s research programs. As the Company’s research efforts mature, it will continue to review the direction of its research based on an assessment of the value of possible commercial applications emerging from these efforts.

In addition to these general factors, specific factors that will determine the eventual cost to complete the current projects at Insert and Calando include the following:

•	the number, size and duration of clinical trials required to gain FDA approval;

•	the costs of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profile of the drug candidates; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

It is possible that the completion of studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete or the amount or timing of the net cash inflows from Insert or Calando’s current activities. Until the Company obtains further relevant pre-clinical and clinical data, it will not be able to estimate its future expenses related to the Subsidiaries’ programs or when, if ever, and to what extent, the Company will receive cash inflows from resulting products.

Sponsored Research

In the first three months of fiscal 2008, the Company continued to sponsor research at Caltech (commencing in October 2003), Duke (commencing in December 2005) and the UF (commencing in August 2006). The number of research projects fluctuates as the Company adds or terminates projects.

As the Company grows, sponsored research may increase as more opportunities are identified. As part of the merger of Unidym and CNI, the Duke and UF sponsored research projects were transferred from Arrowhead to Unidym. In November and December 2007, the two projects at Caltech were cancelled as the Company did not see any near term benefits to continuing the research. The final run off charges are being negotiated.

Consulting

Consulting fees total approximately $583,000 for the three months ended December 31, 2007, compared to approximately $228,000 in the same period in the prior year. Of the total year-to-date consulting fees, approximately $290,000 was incurred at Unidym, $140,000 at Calando, $105,000 at Insert, $43,000 at Tego and $5,000 at Arrowhead.

Unidym incurred approximately $219,000 in consulting fees related to manufacturing processes for carbon nanotubes and an additional $71,000 for business strategy and technical consultation and travel.

Calando incurred approximately $125,000 for scientific, regulatory and clinical consulting, and approximately $15,000 for manufacturing consultation.

Insert incurred approximately $91,000 for scientific, regulatory, clinical consulting during the first three months of fiscal 2008 and an additional $14,000 for business strategy and travel.

Tego incurred approximately $6,000 for scientific advisory services and $37,000 for business strategy consulting services from Tego’s functioning CEO according to his consulting agreement as billed through his consulting company.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology, which is being or has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned Subsidiaries, which can commercialize the most promising technologies developed from sponsored research and other sources. Although the Company is likely to produce prototypes and develop manufacturing processes, other than carbon nanotubes, it may not ultimately manufacture products that are developed. The Company has three primary strategies to potentially generate product sales revenue:

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

On April 20, 2007, Unidym and CNI merged, giving Unidym the manufacturing capability to make carbon nanotubes that it uses internally for product development and sells externally to third parties. Prior to this merger, the only revenue generated by the Company was through grants from public and private entities and through one licensing deal. While the ultimate goal of the Company is to generate revenue through the sale of products and/or the licensing of technology, the Company records revenue from grants and from development fees. Revenue from grants and development fees are considered to be reimbursements for efforts performed on behalf of third parties and not part of the Company’s primary strategy to generate revenue on an ongoing basis.

Unidym generated combined revenues from grants and sales of carbon nanotubes totaling approximately $402,861 during the first three months of fiscal 2008, as compared to $0 in the same period for the prior year.

During the first three months of fiscal 2007, Calando generated approximately $11,000 in revenue applicable to a grant with the National Institute of Health.

Except for the sale of carbon nanotubes, the Company does not expect any significant product sales in fiscal 2008. Therefore, operating losses can be expected to continue before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as governmental grants, licenses, contracts and collaborations with third parties. The award of grants and contracts depends on numerous factors, many of which are not in the Company’s control and, therefore, it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Since inception in May 2003, the Company has incurred significant losses. As of December 31, 2007, the Company had $25.4 million in cash and cash equivalents compared to $28.3 million in cash and cash equivalents and marketable securities at December 31, 2006. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through fiscal 2008 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its Subsidiaries will continue to add staff, property and equipment during fiscal 2008. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At December 31, 2007, the Company had the right to provide, in its sole discretion, an additional $6 million to Calando if certain milestones are reached at specified times. These capital commitments will be used to repay loans and interest for funds previously advanced by the Company, and for research and development, for business development and salaries. The remainder of the Company cash will be used to fund ongoing operations. The Company believes that the cash on hand at December 31, 2007, is sufficient to meet all existing obligations and fund existing operations of Arrowhead and the Subsidiaries through the fourth quarter of fiscal 2008.

In the past, Arrowhead has been able to raise sufficient capital through equity financing and private placement of securities. The Company expects to be able to continue to raise capital in the future. However, if the Company is unable to raise additional capital, we may have to reduce our activities.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

Contractual Obligations and Commitments

Our contractual commitments as of December 31, 2007 are summarized below by category in the following table:

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$1,442,134	$644,021	$724,233	$73,880	$—
Sponsored Research(1)	$309,160	$409,160	$0	$0	$—

(1)	The sponsored research obligations in the table above include our commitments to Duke, UF and Caltech. Two sponsored research projects at Caltech were cancelled in October and December 2007.

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

As of December 31, 2007, we had no debt, no derivative instruments outstanding and no financing arrangements that were not reflected in our balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15-d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2007 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed since that report was filed, except as described below. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our prospects could be materially and adversely affected.

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

Any drugs developed by our Subsidiaries may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

The ability of Insert and Calando to market products successfully will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for Insert’s and Calando’s products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect Insert’s and Calando’s ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these Subsidiaries. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

There may be a difference in the investment valuations that we used when making initial and subsequent investments in our Subsidiaries and actual market values.

Our investments in our Subsidiaries were the result of negotiation with Subsidiary management and equity holders, and the investment valuations were not independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that there exist comparable public companies to provide a meaningful valuation comparison. Accordingly, we have not sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a Subsidiary, the ultimate sale price may be for a value substantially lower or higher than previously determined by us, which could materially and adversely impair the value of our Common Stock.

We may need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan.

Our plan of operations is to provide substantial amounts of research project funding and financial support for majority-owned Subsidiaries over an extended period of time. We may not have sufficient capital in the near future to support all of these projects. Accordingly, we may need to raise additional capital in the near term, and we may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources that we need will be available when needed or on terms acceptable to us. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly delaying or reducing implementation of certain aspects of our plan of operations, deferring or abandoning one or more of our research programs, or curtailing or ceasing operations of one or more of our Subsidiaries.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of unregistered securities have been previously reported on Current Reports on Form 8-K filed by the registrant on April 25, 2007 and May 29, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description
10.1	Stock Purchase Agreement by and between Arrowhead Research and Tego BioSciences Corporation (1)
10.2	Subscription Agreement by and between Arrowhead Research and Unidym, Inc. (includes as exhibits the forms of Amended and Restated Investors Rights Agreement by and between Arrowhead Research and Unidym, Inc.; the Amended and Restated Right of First Refusal and Co-Sale Agreement by and between Arrowhead Research and Unidym, Inc. and the Amended and Restated Voting Agreement by and between Arrowhead Research and Unidym, Inc.)*
10.3	Form of Amended and Restated Investors Rights Agreement by and between Arrowhead Research and Unidym, Inc. (incorporated herein by reference from Exhibit 10.2)*
10.4	Form of Amended and Restated Right of First Refusal and Co-Sale Agreement by and between Arrowhead Research and Unidym, Inc. (incorporated herein by reference from Exhibit 10.2)*
10.5	Form of Amended and Restated Right of First Refusal and Co-Sale Agreement by and between Arrowhead Research and Unidym, Inc. (incorporated herein by reference from Exhibit 10.2)*
10.6**	Employment Agreement by and among Insert Therapeutics, Inc., Calando Pharmaceuticals, Inc. and Larry Stambaugh (2)
10.7**	Offer Letter to Christopher Anzalone for employment at Arrowhead Research (3)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 1350 Certification by Principal Executive Officer*
32.2	Section 1350 Certification by Principal Financial Officer*

*	Filed herewith
**	Compensation arrangement
(1)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on October 30, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on November 6, 2007.
(3)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on December 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2008

ARROWHEAD RESEARCH CORPORATION.

By:	/s/ Paul C. McDonnel
Paul C. McDonnel Chief Financial Officer