Form 10-Q
period 2008-03-31
ARROWHEAD RESEARCH CORP
filed 2008-05-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated ☐	Accelerated filer ☒
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date is 38,765,777 shares of common stock as of May 5, 2008.

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and September 30, 2007	1

Consolidated Statements of Operations for the three month and six month periods ended March 31, 2008 and 2007 and from inception through March 31, 2008 (unaudited)	2

Consolidated Statements of Stockholders’ Equity for the period from inception through March 31, 2008 (unaudited)	3

Consolidated Statements of Cash Flows for the six month periods ended March 31, 2008 and 2007 and from inception through March 31, 2008 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4. CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	31

ITEM 1A. RISK FACTORS	31

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5. OTHER INFORMATION	32

ITEM 6. EXHIBITS	32

SIGNATURES	34

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of March 31, 2008 and September 30, 2007

(unaudited)

	(unaudited) March 31, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,522,301	$24,120,097
Trade receivable, net of allowance for doubtful account of $46,031	83,950	273,864
Grant receivable, net of allowance for doubtful account of $0	408,570	—
Other receivables	2,200	2,200
Prepaid sponsored research, Note 7.	58,505	221,053
Other prepaid research	—	278,558
Other prepaid expenses	471,101	409,656

TOTAL CURRENT ASSETS	20,546,627	25,305,428

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	629,092	614,213
Research equipment	2,275,496	1,977,882
Software	141,581	107,128
Leasehold improvements	424,968	416,234

	3,471,137	3,115,457
Less: Accumulated depreciation and amortization	(2,050,705)	(1,675,998)

NET PROPERTY AND EQUIPMENT	1,420,432	1,439,459

INTANGIBLE AND OTHER ASSETS
Rent deposit	124,376	169,552
Patents, Note 1.	2,730,532	2,938,513

TOTAL OTHER ASSETS	2,854,908	3,108,065

TOTAL ASSETS	$24,821,967	$29,852,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,160,510	$1,349,105
Accrued expenses	487,732	545,703
Payroll liabilities	395,290	407,997
Accrued severance	250,000	495,000
Deferred revenue	—	98,570

TOTAL CURRENT LIABILITIES	2,293,532	2,896,375

LONG-TERM LIABILITIES
Accrued severance, Note 7.	500,000	500,000

Minority interests	2,964,571	152,609
Commitment and contingencies, Note 7.

STOCKHOLDERS’ EQUITY, Note 5.
Common stock	38,778	38,622
Preferred stock	—	—
Additional paid-in capital	88,361,112	84,672,783
Accumulated deficit during the development stage	(69,336,026)	(58,407,437)

TOTAL STOCKHOLDERS’ EQUITY	19,063,864	26,303,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,821,967	$29,852,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	May 7, 2003 (Inception) to March 31, 2008
REVENUE, Note 1	$729,766	$(3,697)	$1,132,627	$7,394	$3,723,096

COST OF GOODS SOLD	394,817	$—	722,024	$—	1,446,112

GROSS PROFIT ON SALES	334,949	(3,697)	410,603	7,394	2,276,984

OPERATING EXPENSES
Salaries	3,343,701	2,014,740	6,254,991	3,740,047	26,635,134
Consulting	687,166	389,638	1,270,199	618,044	4,914,503
General and administrative expenses	1,582,743	1,458,997	3,280,518	2,398,292	16,425,911
Research and development	1,690,037	3,501,725	3,354,725	4,989,459	37,872,976
Patent amortization	103,991	103,991	207,982	207,982	1,196,945

TOTAL OPERATING EXPENSES	7,407,638	7,469,091	14,368,415	11,953,824	87,045,469

OPERATING LOSS	(7,072,689)	(7,472,788)	(13,957,812)	(11,946,430)	(84,768,485)

OTHER INCOME (EXPENSES)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Realized and unrealized gain (loss) in marketable securities	—	—	—	—	382,264
Interest income	232,879	328,098	548,252	641,317	2,848,305
Other income	—	—	—	—	3,637

TOTAL OTHER INCOME (EXPENSES)	232,879	328,098	548,252	641,317	5,527,006

LOSS BEFORE MINORITY INTERESTS	(6,839,810)	(7,144,690)	(13,409,560)	(11,305,113)	(79,241,479)
Minority interests	1,144,995	970,881	2,480,971	1,424,134	11,323,355

LOSS FROM CONTINUING OPERATIONS	(5,694,815)	(6,173,809)	(10,928,589)	(9,880,979)	(67,918,124)

Loss from operation of discontinued Nanotechnica, Inc.	—	—	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005—September 2005)	—	—	—	—	(73,797)
Provision for income taxes	—	—	—	—	(1,600)

NET INCOME (LOSS)	$(5,694,815)	$(6,173,809)	$(10,928,589)	$(9,880,979)	$(69,336,026)

Income (loss) from continuing operations per share, basic and diluted	$(0.15)	$(0.18)	$(0.28)	$(0.29)

Net income (loss) per share, basic and diluted	$(0.15)	$(0.18)	$(0.28)	$(0.29)

Weighted average shares outstanding, basic and diluted	38,754,239	34,232,149	38,689,780	34,206,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders Equity

from inception to March 31, 2008

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit during the Development Stage	Totals
Initial Issuance of Stock:

Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762

Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Stock-based compensation	—	—	175,653	—	175,653
Net loss for the year ended September 30 ,2004	—	—	—	(2,528,954)	(2,528,954	) -

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
				—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Stock-based compensation	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30 ,2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467

Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975		150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Stock-based compensation	—	—	1,270,339	—	1,270,339
Accelerated stock options			99,139		99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	(28,476,319)	30,671,206

Exercise of stock options	186,164	186	434,541	—	434,727
Common stock issued, net	2,849,446	2,849	15,149,366		15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394		2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc.	1,431,222	1,431	5,398,569		5,400,000
Stock-based compensation	—	—	2,175,544	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	(29,931,118)	(29,931,118)

Balance at September 30, 2007	38,610,420	$38,622	$84,672,783	$(58,407,437)	$26,303,968

Exercise of stock options	105,357	106	289,921	—	290,027
Arrowhead’s increase in proportionate share of Uniym’s equity			1,720,962		1,720,962
Stock-based compensation	—	—	689,590	—	689,590
Net loss for the three months ended December 31, 2007	—	—	—	(5,233,774)	(5,233,774)

Balance at December 31, 2007	38,715,777	38,728	87,373,256	(63,641,211)	23,770,773

Common stock issued @ $2.72 per share to Rice University as a gift	50,000	50	135,950		136,000
Stock-based compensation	—	—	851,906	—	851,906
Net loss for the period ended March 31, 2008	—	—	—	(5,694,815)	(5,694,815)

Balance at March 31, 2008	38,765,777	38,778	88,361,112	(69,336,026)	19,063,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended March 31, 2008 and 2007 and from inception through March 31, 2008

(Unaudited)

	Six months ended March 31, 2008	Six months ended March 31, 2007	Period from May 7, 2003 (Date of inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,928,589)	$(9,880,979)	$(69,336,026)
Realized and unrealized (gain) loss on investment	—	—	(382,263)
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	136,000	—	136,000
Stock issued for professional services	—	—	200,000
Stock issued for in-process research and development	—	—	10,674,338
Stock-based compensation	1,541,497	964,972	5,770,685
Depreciation and amortization	582,688	465,098	3,192,348
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Minority interests	(2,480,971)	(1,424,734)	(11,323,355)
Decrease/increase in:	—		—
Receivables	(218,656)	72,014	(494,720)
Prepaid research expense	441,106	(109,567)	(58,506)
Other prepaid expenses	(61,447)	(109,546)	(471,102)
Deposits	45,176	64,672	(114,418)
Accounts payable	(188,596)	(356,450)	958,741
Accrued expenses	(57,971)	(347,975)	454,629
Deferred revenue	(98,570)	—	—
Preferred stock liability	—	(1,162,000)	—
Other liabilities	(257,707)	92,492	1,147,979

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(11,546,040)	(11,732,003)	(61,775,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(355,680)	(153,148)	(3,181,842)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	(5,150,000)	(10,150,000)
Cash paid for interest in Calando	—	—	(8,000,000)
Cash paid for interest in Unidym	(3,000,000)	—	(10,001,000)
Cash paid for interest in Tego	(2,500,000)	—	(2,601,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	5,150,000	10,529,594
Cash obtained from interest in Calando	—	—	8,000,000
Cash obtained from interest in Unidym	3,000,000	—	10,001,000
Cash obtained from interest in Tego	2,500,000	—	2,601,000
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of stock in subsidiary	7,013,897	5,136,346	14,575,167
Proceeds from sale of investments	—	—	569,913
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH USED IN INVESTING ACTIVITIES	6,658,217	4,983,198	12,403,765
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	290,027	320,202	68,894,256

NET CASH PROVIDED BY FINANCING ACTIVITIES	290,027	320,202	68,894,256

NET INCREASE (DECREASE) IN CASH	(4,597,796)	(6,428,603)	19,522,301
CASH AT BEGINNING OF PERIOD	24,120,097	28,020,304

CASH AT END OF PERIOD	$19,522,301	$21,591,701	$19,522,301

Supplementary disclosures:
Interest paid	$—	$—
Income tax paid	$4,800	$4,000

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

March 31, 2008

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

Arrowhead owns a majority interest in each of its Subsidiaries, securing substantial participation in any success. Each Subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets while Arrowhead provides financial, strategic and administrative resources. The Company’s majority-owned Subsidiaries are commercializing a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, fullerene-based anti-oxidents, carbon-based electronics and compound semiconductor materials. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies.

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

From its inception until the acquisition of Carbon Nanotechnologies, Inc. (“CNI”) in April 2007, neither Arrowhead nor its Subsidiaries derived revenue from product sales. Arrowhead and its Subsidiaries fund research and operations from cash on hand, government grants and license royalties. In April 2007, Arrowhead acquired CNI by CNI’s merger with and into Arrowhead’s consolidated Subsidiary, Unidym, Inc. (“Unidym,” formerly known as NanoPolaris, Inc.) Unidym manufactures carbon nanotubes for the primary purpose of using them in research and development activities and derives revenues from the sale of carbon nanotubes for research and commercial applications.

Summary of Significant Accounting Policies

Basis of Presentation— This report on Form 10-Q for the quarter ended March 31, 2008, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2008 are not necessarily indicative of the results that might be expected for the year ending September 30, 2008.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at either of two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The Company has four wealth management accounts at the same financial institution that invest in higher yield money market accounts and in government securities. At March 31, 2008, the Company had uninsured cash deposits totaling $19,758,045. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At March 31, 2008, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $570,983. A portion of the consideration paid for Insert has been allocated to the patents held by Insert. The Insert patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. The accumulated amortization of patents totaled $1,141,642 at March 31, 2008. Patents are being amortized over 3 years to 20 years unless a patent is determined to have no foreseeable commercial value and is written down to $1. The weighted average original amortization period is 13 years. The weighted average remaining amortization period is 11 years.

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

The Company generated revenues of $729,766 and a reversal of $(3,697) for the three months ended March 31, 2008 and 2007, respectively and revenues of $1,132,627 and $7,394 for the six months ended March 31, 2008 and 2007, respectively. The revenue for the three months ended March 31, 2008 consists of $557,471 from grants to fund research for the development of carbon nanotube applications, $158,795 from the sale and delivery of carbon nanotubes to third parties, $8,500 for shipping charges and $5,000 for services performed at Aonex. The revenue for the first six months of fiscal 2008 consists of $748,487 from grants to fund research for the development of carbon nanotube applications, $362,740 from the sale and delivery of carbon nanotubes to third parties and $16,400 for shipping charges and $5,000 for services performed at Aonex. The $7,394 of revenue in the prior year’s six months resulted from a National Institute of Health grant at Calando.

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

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the three month and six month periods ended March 31, 2008 and 2007, respectively, include the accounts of Arrowhead and its Subsidiaries Insert, Calando, Unidym, Tego and Aonex. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed. The allowance for doubtful accounts applicable to Unidym as of March 31, 2008 was $46,031.

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

The $10.3 million raised by Insert in October 2006 resulted in a change in Arrowhead’s proportionate share of Insert’s equity value. In accordance with Staff Accounting Bulletins Topic 5.H, Arrowhead’s proportionate share of Insert’s equity value was recorded in consolidation as an equity transaction, increasing additional paid-in capital by $2,401,394. On October 27, 2006, Insert repaid Arrowhead $2,500,000 of working-capital loans and $42,501 of interest incurred while the loans were outstanding.

As of March 31, 2008, Arrowhead had loans outstanding to Insert totaling $1,600,000, payable upon demand. Each loan bears simple interest at 6%. Arrowhead owned 64.2% of the outstanding, voting securities of Insert or 57% on a fully diluted basis as of March 31, 2008.

On April 17, 2008, Insert merged with Arrowhead subsidiary Calando Pharmaceuticals, Inc. Please refer to Note 12 Subsequent Events.

Calando Pharmaceuticals, Inc.

On February 22, 2005, Arrowhead purchased 4,000,000 shares of common stock in a newly-formed entity, Calando, for $250,000 cash and entered into a contribution agreement to provide up to $3,750,000 of additional capital over time. In exchange for 480,000 shares of common stock, royalty and license fees, Insert granted to Calando a license agreement, pursuant to which Calando has exclusive rights to Insert’s technology for the delivery and therapeutic use of RNAi in Calando’s research, development and business efforts. Arrowhead has provided a total of $8,000,000 in capital to Calando consisting of the original $4,000,000 investment, $3,000,000 paid for Series A Preferred Stock of Calando and $1,000,000 under the terms of the March 31, 2006 agreement to provide additional capital.

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

As of March 31, 2008, Arrowhead had loans outstanding to Calando totaling $4,450,000, payable on demand. Each loan bears simple interest at 6%. Arrowhead owned 69.8% of the outstanding, voting securities of Calando, or 63.9% on a fully diluted basis as of March 31, 2008.

On April 17, 2008, Calando merged with Arrowhead subsidiary Insert Therapeutics, Inc. Please refer to Note 12 Subsequent Events for additional detail regarding the merger of Insert and Calando.

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

Immediately following the private financing, Arrowhead’s ownership of the outstanding, voting securities was 51.2%. If at that point in time all options were awarded and exercised, all common stock subject to restricted stock units was issued and all preferred stock was converted, Arrowhead’s interest would be 39.2%. The ownership interest remained the same at March 31, 2008.

On March 13, 2008, the Unidym’s wholly owned subsidiary, Unidym Acquisition LLC that merged with CNI was itself merged into Unidym and ceased to exist.

In addition to other licensing agreements on March 14, 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce’) that will focus on research into the medical therapeutic applications of carbon nanotubes. Ensysce is both funded and effectively controlled by a related party to Unidym who also serves as a director of Unidym.

Terms of the licensing arrangement between Unidym and Ensysce include a $25,000 up-front sub-licensing fee, ongoing royalties, and an initial 50% equity position for Unidym in Ensysce. Unidym also provides contract services to Ensysce, including supplies of research grade nanotubes, back-office and accounting support. Ensysce is accounted for on the equity basis.

Aonex Technologies, Inc.

On April 20, 2004, Arrowhead acquired 1,000,000 shares of Series A Preferred stock in a newly-formed entity, Aonex, for $2,000,000. The 1,000,000 shares of Series A Preferred stock represent 80% of the outstanding voting shares of Aonex. To date, Arrowhead has provided $3,000,000 of additional capital to Aonex.

As of March 31, 2008, Arrowhead had loans outstanding to Aonex totaling $975,000, payable upon demand. Each loan bears simple interest at 6%. As of March 31, 2008, Arrowhead owned 80.0% of the outstanding voting securities of Aonex or 50% on a fully diluted basis.

On May 6, 2008, Aonex merged with a wholly owned subsidiary of AmberWave Systems Corporation and Arrowhead’s loan to Aonex were converted to equity. Please refer to Note 12 Subsequent Events.

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

NOTE 5. STOCKHOLDERS’ EQUITY

The Company had a total of 75,000,000 authorized shares at March 31, 2008, consisting of 70,000,000 authorized shares of Common Stock, par value $0.001, and 5,000,000 shares of authorized Preferred Stock.

At March 31, 2008, 38,765,777 shares of Common Stock were outstanding. At March 31, 2008, 1,559,000 shares and 4,738,310 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. On December 3, 2007, an inducement grant of options to purchase 2,000,000 shares of Common Stock was made outside of Arrowhead’s equity incentive plans to the Company’s newly hired CEO. Arrowhead’s Compensation Committee is negotiating the final terms of this grant to be memorialized in a Stock Option Agreement. Through March 31, 2008, options to purchase 1,559,000 shares were outstanding under the 2000 Stock Option Plan and options to purchase 3,909,370 shares were outstanding under the 2004 Equity Incentive Plan.

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

The following table summarizes information about warrants outstanding at March 31, 2008:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	7.8	$5.04
$7.06	712,362	9.2	$7.06

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

NOTE 6. LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$17,362	March 1, 2006	62 Months
New York	130 sq ft	$3,600	September 1, 2007	12 Months
Aonex	4,000 sq ft	$7,611	July 1, 2004	48 Months
Insert/Calando	4,354 sq ft	$12,173	June 1, 2006	36 Months
Unidym
Menlo Park, CA	7,000 sq ft	$14,345	February 1, 2007	36 Months
Houston, TX	8,017 sq ft	$13,362		Month to Month
Springfield, MO	1,900 sq ft	$2,533	December 1, 2007	24 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

The Company has no plans to own any real estate and expects that all facility leases will be operating leases.

At March 31, 2008, the future minimum commitments remaining under leases were as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2008 (6 months)	$323,290	$9,097
2009	$521,656	$11,358
2010	$283,353	$6,186
2011	$129,290	$0
2012 and thereafter	$0	$0

Facility and equipment rent expense for the three months ended March 31, 2008 and 2007 was $272,272 and $232,999 respectively. Facility and equipment rent expense for the six months ended March 31, 2008 and 2007 was $555,784 and $420,089 respectively. From inception to date, rent expense has totaled $2,772,469.

NOTE 7. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries

As of March 31, 2008, Arrowhead held a majority interest of each of the following five operating Subsidiaries:

Subsidiary	% Outstanding Voting Securities[1]	Technology/Product Focus
Insert Therapeutics, Inc. acquired June 4, 2004	64.2%	Nano-engineered drug delivery system in clinical trials with first anti-cancer compound

Calando Pharmaceuticals, Inc. founded February 22, 2005	69.8%	Nano-engineered RNAi therapeutics

Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	51.2%	Developing strategic opportunities for the commercialization of nanotube-based products

Tego BioSciences Corporation founded April 20, 2007	100.0%	Development of protective products based on the anti-oxidant properties of buckminsterfullerene’s

Aonex Technologies, Inc. founded April 20, 2004	80.0%	Semiconductor nanomaterials with initial emphasis on high efficiency solar cells

(1)	Each Subsidiary has an option plan to help motivate and retain employees. Insert has 4,335,473 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of March 31, 2008, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised, the Company would own approximately 57.0% of Insert, 63.9% of Calando, 39.2% of Unidym, 83% of Tego and 50.0% of Aonex.

Arrowhead has entered into two separate funding agreements to provide future additional capital to Calando. One is fully funded and terminated. At March 31, 2008, there existed an agreement giving Arrowhead the right to provide additional capital to Calando or to forfeit a specified portion of its interest in lieu of additional future funding. On April 17, 2008 Calando merged with Insert Therapeutics See Note 12 Subsequent Events.

In deciding whether to make an additional capital contribution, the Company looks at such factors as progress toward a milestone and the spending plan. Because the Company works closely with the senior management of each Subsidiary, the decision regarding funding milestones is made well in advance of the milestone date or event. Should Calando meet its milestones and the Company decides not to fund further, the Company would still own a majority of the outstanding voting securities of Calando.

The following table summarizes the terms and status of these additional capital contributions as of March 31, 2008:

Subsidiary	Total Capital Assuming all Contributions Made	Future Capital Contributions	Time for Additional Capital Contributions
Calando Pharmaceuticals, Inc.	$14,000,000	$6,000,000	1 month	(1)

(1)	Under its Agreement to Provide Additional Capital with Calando, Arrowhead has the right to provide Calando up to $6,000,000 in additional capital based upon the achievement of certain development milestones. The first milestone payment of $3,000,000 was due during the second quarter of fiscal 2008 with the filing of the Investigational New Drug Application with the U.S. Food and Drug Administration on March 13, 2008. The last of these milestone payments for $3,000,000 was projected to be due during the fourth quarter of fiscal 2008.

With the merger of Insert and Calando, approved by the stockholders of Insert and Calando and effectuated on April 17, 2008, the Calando Agreement to Provide Additional Capital between Calando and the Company, entered into in March 2006, was amended and terminated to accelerate the payment of the remaining $6,000,000 against receipt of the repayment in principal on loans extended by the Company to either Insert or Calando. The combined principal and interest on all loans extended by the Company to either Insert or Calando totaled $6,187,663 as of April 17, 2008.

Sponsored Research

By funding university research, Arrowhead has the opportunity to ascertain the technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a culture that encourages the exchange of ideas. Moreover, the cultivation of relationships in the academic community provides an additional window into other promising technologies. The Company normally obtains the exclusive license to the technology developed by the research it sponsors. If such technology has commercial potential, the Company can form a majority-owned subsidiary to develop the technology and provide stock in the subsidiary to the scientist and the university, in order to give them an economic interest in the success of the subsidiary. Should the related technology prove to be too difficult or too expensive to commercialize, Arrowhead may terminate the license agreement and return the licensed intellectual property to the university.

Sponsored Research for the three months ended March 31, 2008 and 2007, was $294,732 and $368,782, respectively. Sponsored Research for the six months ended March 31, 2008 and 2007, was $535,971 and $682,565, respectively.

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement between Arrowhead and the University of Florida (“UF”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2008	Prepaid Amt as of March 31, 2008
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 - Jun. 30, 2008 (2 years )	$647,533	$323,767	$610,354	$58,505

In connection with the merger between Unidym and CNI, the rights and obligations under the sponsored research agreement with UF were transferred to Unidym.

Sponsored Research Agreement—Duke University

The terms of the new sponsored research agreement between Unidym and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2008	Prepaid Amt as of March 31, 2008
Improving the Electrical Conductivity of Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2007 - Nov. 30, 2010 (3 years)	$574,124	$191,375	$0	$0

The first payment of $136,641, for the above sponsored research project was made in May 2008.

The agreement described below concluded in November 2007 and was one of the sponsored research obligations transferred from Arrowhead to Unidym at the time of the CNI merger.

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2008	Prepaid Amt as of March 31, 2008
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 - Nov. 30, 2007 (2 years)	$677,651	$338,826	$677,651	$0

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2008	Prepaid Amt as of March 31, 2008
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 - Sept. 30, 2008 (5 years)	$1,393,806	$292,540	$1,152,266	$0
Gene Regulatory Networks (Dr. Eric H. Davidson)	Jan. 1, 2007 - Dec. 31, 2009 (3 years)	$765,000	$255,000	$404,800	$0

The terms of the agreements call for funding, as indicated above, to subsidize all direct and indirect costs incurred in the performance of the research, not to exceed total estimated project cost. If any of these agreements are extended, the dollar value of costs that will be reimbursed may be modified by mutual agreement to cover additional work performed during the extension. These research agreements are terminable by either party on 60-days written notice with an obligation to satisfy outstanding obligations at the time of cancellation. After fiscal 2007 year end, Arrowhead issued notices to terminate both sponsored research agreements with Caltech. The notices were issued under the terms of the respective sponsored research agreements. Under the terms of the agreements, upon notice of termination, Caltech will not make any further commitments and take reasonable action to terminate existing commitments. The Company was responsible for any outstanding commitments that could not be canceled. The total cost to terminate the agreements and to settle the outstanding obligations was $201,000.

In January and July of 2007, Insert made contributions of $50,000 each to Caltech for laboratory research in the field of synthetic polymers for use primarily in drug delivery applications. Caltech has granted Insert an exclusive license to the patent rights and improvements in the field of synthetic polymers for drug delivery.

Sponsored Research Agreement—Stanford University

Arrowhead has exclusively licensed intellectual property from Stanford University (“Stanford”) for a nanotech device designed to control the behavior of stem cells. Arrowhead funded additional research involving the device at Stanford to develop and commercialize the technology.

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of March 31, 2008	Prepaid Amt as of March 31, 2008
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 - May 31, 2007 (2 years )	$600,000	$300,000	$600,000	$0

The initial payment was $110,000. Arrowhead made three quarterly payments of $70,000 each. As of March 31, 2008, all payments under this agreement had been made and the agreement had been concluded.

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

Mr. Kingsley stepped down from his positions as Interim President on December 1, 2007 and as Chief Financial Officer of the Company on January 14, 2008 and remained an employee of the Company. On March 10, 2008, the Company entered into an Employment Agreement with Mr. Kingsley. Under the Agreement, the Executive will serve as Assistant to the President from January 14, 2008 through January 13, 2009 under which he will be paid his previous base salary. Mr. Kingsley’s previously granted stock options ceased vesting as of January 14, 2008 and all remaining unvested stock options were cancelled. The exercise period for the Executive’s vested stock options was extended from 90 days after retirement to one year after he terminates employment with the Company. As a condition to the Agreement, a Severance Agreement between the Company and Mr. Kingsley, entered into on May 24, 2007 and filed with Current Report on Form 8-K on May 30, 2007, was terminated in its entirety.

As of March 31, 2008, the Company had accrued $750,000 related to the Stewart Severance Agreement.

Facility Lease Agreement

As of March 31, 2008 the facility lease for Unidym’s Houston location has expired and is now operating on a month to month basis. The facility’s landlord is unwilling to enter into a new lease with Unidym and believes it can achieve a better return on its investment by having a new tenant occupy both the administrative and manufacturing areas that it currently leases to Unidym. Unidym also employs, on a contract basis, certain technicians from the landlord to assist in Unidym’s manufacturing and research and development activities. Unidym’s management is actively evaluating alternative sites to which to relocate. Unidym does not believe that the relocation of the facility or the replacement of the landlord’s technicians results in any adverse long term impact to Unidym, although, the non-renewal of the lease and identification of a new facility will eventually result in relocation related expenses which are unknown but could be significant as of this time.

NOTE 8. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,559,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 4,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. As of March 31, 2008, there were options granted and outstanding to purchase 1,559,000 and 3,647,680 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the three months ended March 31, 2008, options to purchase 215,000 shares of Common Stock were granted under the 2004 Equity Incentive Plan.

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

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	(25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74

Granted	945,000	4.97
Canceled	(160,952)	5.32
Exercised	(186,164)	2.34

Balance at September 30, 2007	4,994,923	3.07

Granted	2,215,000	3.95
Canceled	(44,974)	3.44
Exercised	(105,357)	2.75

Balance at December 31, 2007	7,059,592	3.37
Granted	385,000	2.85
Canceled	(237,912)	3.61
Exercised	—	—

Balance at March 31, 2008	7,206,680	3.33

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.89	7,206,680	8.2	$3.33

At March 31, 2008, there were 1,090,630 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan. The intrinsic value of the options exercised during the three months ended March 31, 2008 was $0 as no options were exercised.

The fair value of the options granted by Arrowhead for the three month and six month periods ended March 31, 2008 is estimated at $727,977 and $5,242,094, respectively. The $5,242,094 fair value includes $4,692,207 related to the inducement grant described previously.

The aggregate fair value of options granted by Unidym, Calando, Insert, Tego and Aonex for the three months ended March 31, 2008, is estimated at $25,366, $0, $0, $0, and $0, respectively. The aggregate fair value of options granted by Unidym, Calando, Insert, Tego and Aonex for the six months ended March 31, 2008, is estimated at $121,712, $0, $0, $0, and $0, respectively.

As of March 31, 2008, the estimated fair value of the unvested options for Arrowhead was $7,985,105 with a weighted average remaining amortization period of 3.3 years.

As of March 31, 2008, the estimated aggregate fair value of the unvested options for Unidym, Calando, Insert, Tego and Aonex was $919,216 with a weighted average remaining amortization period of 2.9 years.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 81%, risk-free interest rate of 2.99% to 5.25%, and expected life of five years. The weighted-average fair value of each common share option granted by Arrowhead for the three months ended March 31, 2008 and 2007 is estimated at $1.89 and $2.07, respectively. The weighted-average fair value of each common share option granted by Arrowhead for the six months ended March 31, 2008 and 2007 is estimated at $2.30 and $2.14, respectively.

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

For the three and six month periods ended March 31, 2008, the Company had consolidated losses of $5,695,000 and $10,929,000, respectively. For the three and six month periods ended March 31, 2007, the Company had consolidated losses of $6,174,000 and $9,881,000, respectively. The 2008 losses result in a deferred income tax benefit of approximately $2,249,000 and $4,317,000 for the three and six months ended March 31, 2008. For the three and six month periods ended March 31, 2007, the Company’s losses resulted in a deferred income tax benefit of approximately $2,439,000 and $3,903,000, respectively. The deferred income tax benefits are offset by increases in the valuation allowance for the same amount for Arrowhead. Management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits, as well as expected future tax rates, make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

NOTE 11. RELATED PARTY TRANSACTIONS

During the three months and six months ended March 31, 2008, the Company’s majority owned subsidiary Unidym had product sales of $74,727 and $121,945 respectively, to Sumitomo, one of Unidym’s stockholders.

During the three month and six months ended March 31, 2008, the Company’s majority owned Subsidiaries Insert and Calando each paid $22,500 and $45,000 respectively in consulting fees to Dr. Mark Davis at Caltech. Dr. Davis is a director and consultant for both Insert and Calando.

On March 14, 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce’) that will focus on research into the medical therapeutic applications of carbon nanotubes. Ensysce is both funded and effectively controlled by a stockholder of Unidym who also serves as an outside Unidym director.

NOTE 12. SUBSEQUENT EVENTS

Calando Insert Merger

On April 17, 2008, Insert and Calando effectuated the merger of Calando with and into Insert pursuant to the Agreement and Plan of Reorganization dated January 14, 2008 (the “Merger Agreement”), with Insert continuing as the surviving corporation (the “Merger”).

Among other things, the Merger was conditioned upon the recapitalization of Insert and Calando to eliminate the preferred stock of each company. In the Insert recapitalization, immediately before the effective time of the Merger, each share of Insert Series B Preferred Stock, Series C Preferred Stock and Series C-2 Preferred Stock was converted into one share of common stock, par value $0.0001 per share, of Insert (the “Insert Common Stock”). All warrants outstanding for the purchase of Insert Series D Preferred Stock were exercisable for a like number of shares of Insert Common Stock. In the Calando recapitalization, immediately before the effective time of the Merger, each share of Calando Series A Preferred Stock was be converted into one share of Calando common stock, par value $0.0001 per share (the “Calando Common Stock”).

At the time of the Merger, each issued and outstanding share of Calando Common Stock was canceled and was automatically converted into the right to receive shares of Insert Common Stock based on the relative enterprise valuation of Insert to Calando of 1 to 1.5, or a Merger share exchange ratio of 5.974126 shares of Insert Common Stock issued for each share of Calando Common Stock. Outstanding options to acquire Calando Common Stock were converted into an option to acquire approximately 5.974126 shares of Insert Common Stock.

Insert and Calando made representations, warranties and covenants to one another in the Merger Agreement, which expired at the effective time of the Merger. Consummation of the Merger was conditioned upon, among other things: (i) the representations and warranties of each party to the Merger Agreement being true in all material respects as of the closing; (ii) the performance or satisfaction in all material respects of all covenants and conditions of each party to the Merger Agreement; (iii) the completion of the recapitalization of Insert and Calando; (iv) the approval by a majority of Insert’s and Calando’s stockholders (excluding the Company); and (v) the satisfaction of certain other customary closing conditions.

As a result of the Merger, the following agreements to which the Company was a party terminated: (i) Insert’s Right of First Refusal and Co-Sale Agreement, relating to Insert, dated as of June 4, 2004, (ii) Insert’s Voting Agreement, dated as of June 4, 2004, (iii) Calando’s Amended and Restated Investors’ Rights Agreement, dated as of March 31, 2006, (iv) Calando’s Amended and Restated Voting Agreement, dated as of March 31, 2006, and (v) Calando’s Right of First Refusal and Co-Sale Agreement, dated as of March 31, 2006. Upon the effective date, the license agreement between Insert and Calando, dated as of March 14, 2005, pursuant to which Insert granted Calando worldwide exclusive rights to Insert’s intellectual property related technologies, and a broad patent application covering methods and uses for the therapeutic use of RNAi, including its linear cyclodextrin polymers, was terminated.

With the Merger, Insert entered into an Amended and Restated Investors’ Rights Agreement (the “Restated Investors’ Rights Agreement”), restating Insert Investors’ Rights Agreement, dated as of June 4, 2004, as amended by Amendment No. 1 to Investors’ Rights Agreement, dated as of March 30, 2005, and as further amended by Amendment No. 2 to Investors’ Rights Agreement, dated as of October 25, 2006.

The Agreement to Provide Additional Capital, dated as of March 31, 2006, between Calando and the Company was amended and terminated to accelerate the payment of the remaining $6,000,000 payable thereunder, against receipt of the repayment of the principal and interest on all loans extended by the Company to either Insert or Calando ($6,187,663 principal and interest as of the date of filing). Pursuant to the terms of the merger agreement, the license agreement between Insert and Calando was terminated.

Following the Merger, the Company owns 66.5% of the outstanding shares of the combined company (61% on a fully diluted basis).

Aonex Sale

On May 5, 2008, Aonex entered into an Agreement and Plan of Merger by and among AmberWave Systems Corporation, a Delaware corporation in the business of research, development and licensing of advanced technologies for semiconductor manufacturing (the “Acquiror”) and Aonex Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Acquiror formed for the purpose of acquiring Aonex’s business. The Certificate of Merger effecting the Merger was filed in the State of California on Tuesday, May 6, 2008.

At the effective time of the Merger, the stockholders of Aonex are entitled to receive immediate consideration and future payments depending upon the Acquiror’s or Aonex’s subsequent performance (“Earn-out Payments”). At the effective time of the Merger all of the issued and outstanding shares of Aonex capital stock, automatically converted into the right to receive an aggregate amount equal to (a) $450,000 minus (b) the sum of the of Aonex transaction expenses and $15,625.31. Aonex stockholders may receive Earn-out Payments as follows:

(i) Upon Acquiror’s completion of a successful laminate substrate production at its facilities, Acquiror will pay the stockholders of Aonex capital stock (“Aonex Stockholders”) an additional amount equal to $500,000;

(ii) For each agreement the Acquiror enters into with a customer during the 24 month period following the closing of the Merger (each a “Customer Agreement”), the Acquiror will pay Aonex Stockholders an additional amount equal to $500,000 (with the aggregate amount not to exceed $2 million), subject to the satisfaction of certain procedural requirements set forth in the Merger Agreement;

(iii) During the 42 month period beginning on the closing of the Merger the Acquiror will pay Aonex Stockholders, on a quarterly basis, the sum of: (A) 20% of the cash gross margin contribution (as defined in the Merger Agreement) received by the Acquiror or its subsidiaries from its customers during such period for the sale of specified products, services or devices employing Aonex’s intellectual property assets, and (B) 35% of the revenues from the licensing or sale of Aonex’s intellectual property assets received by the Acquiror from its customers during such period; provided however, that (1) the aggregate payments under this subsection do not exceed $7 million and (2) certain procedural requirements set forth in the Merger Agreement are satisfied; and

(iv) During the ten year period following the Merger, the Acquiror will pay Aonex Stockholders royalty payments, payable on a quarterly basis, equal to one-half of one percent of the revenues associated with the sale of any product incorporating the Aonex’s intellectual property assets for solar applications or the license of Aonex’s intellectual property assets for solar applications; subject to the satisfaction of certain procedural requirements set forth in the Merger Agreement.

Notwithstanding the above, the aggregate Earn-out Payments made by the Acquiror (other than those payments under subsection (iv) above) to Aonex Stockholders shall not exceed $7.95 million.

Any payments made by the Acquiror will be paid in the following order: The first $6,298,000 to Arrowhead. Any amounts in excess of $6,298,000 will be paid on a pro rata basis, which means 60% of such payments, if any, will be to Arrowhead and 40% of such payments, if any, to the holders of Common Stock of Aonex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intends,” “estimates,” “anticipates,” “believes,” “plans,” “may,” “will,” “should,” “projects” or “expects” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month period ended March 31, 2008, may also be referred to as the second quarter of fiscal 2008.

Overview

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. The Company works closely with universities to source early stage deals and to generate rights to intellectual property covering promising new nanotechnologies. Arrowhead takes a portfolio approach by operating multiple subsidiaries which allows the pursuit of multiple opportunities and diversifies risk. At March 31, 2008, Arrowhead was operating five majority-owned subsidiaries (the “Subsidiaries”) focused on developing and commercializing nanotechnology products and applications and has funded a number of prototype development efforts in leading university labs in exchange for the right to license the technology developed in such labs.

Majority-owned Subsidiaries

Arrowhead owns a majority interest in each of its Subsidiaries, securing substantial participation in any success. Each subsidiary is staffed with its own technical and business team that focuses on its specific technology and markets, while Arrowhead provides financial, strategic and administrative resources. The Company’s majority-owned Subsidiaries are focused on developing and commercializing a variety of nanotechnology products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics, fullerene anti-oxidants and compound semiconductor materials. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies.

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

Subsidiaries

At March 31, 2008, the Company had five majority-owned Subsidiaries: Insert Therapeutics, Inc. (“Insert”), Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”, formerly NanoPolaris, Inc.), Tego BioSciences Corporation (“Tego”) and Aonex Technologies, Inc. (“Aonex”). As part of its business model, the Company will create subsidiaries to commercialize promising technologies or close subsidiaries based upon lack of progress of the Subsidiary.

Insert has developed Cyclosert™, a proprietary drug delivery platform technology based on a nano-engineered class of linear cyclodextrin-containing polymers. IT-101, Insert’s first therapeutic candidate, is a conjugate of Insert’s patented nano-engineered drug delivery polymer and Camptothecin, a potent anti-cancer compound. Insert’s investigational new drug (“IND”) application for IT-101 was accepted by the U.S. Food and Drug Administration (FDA) in March 2006. A Phase I study for IT-101 began in the summer of 2006 at the City of Hope Cancer Center. Interim results from the trial were reported in June 2007. The report, though not conclusive, was consistent with promising efficacy. In general, IT-101 was well tolerated and pancytopenia was the dose limiting toxicity. Pharmacokinetics data were favorable and consistent with results from preclinical animal studies. In patients studied, IT-101 showed longer half life, lower clearance and lower volume of distribution than seen in patients treated with other Camptothecin-based drugs. The Phase I trial is expected to be completed in 2008. In April 2008, Insert filed a second IND with the

FDA to commence a Phase II trial in patients with ovarian cancer. The Phase II study is designed to demonstrate prolonged time until disease progression in patients who achieved a response or stabilization in their disease following a 2nd line course of platinum-based chemotherapy. Previous work with IT-101 suggests that protracted “maintenance doses” of IT-101 may minimize the typical chemotherapy side effects, allow for an improved quality of life while continuing treatment, and prolong time until disease progression. The company plans to begin dosing patients by summer of this year.

Calando is designing, developing and commercializing novel RNAi therapeutics to treat diseases and other medical conditions by combining effective RNAi therapeutics with patented and proprietary delivery technologies. The system can be used to systemically deliver any siRNA. Calando’s first therapeutic candidate, CALAA-01, is designed for the treatment of cancer. CALAA-01 is a targeted nanoparticle, comprised of a proprietary, non-chemically-modified siRNA against the M2 subunit of ribonucleotide reductase, a clinically-validated cancer target, and Calando’s proprietary siRNA polymer delivery system. In March 2008, Calando filed an IND application for a Phase I trial of CALAA-01 and has received approval to commence the trial. The Phase I study is an open-label, dose-escalation clinical trial in patients with non-resectable or metastatic solid tumors. The primary objectives of the study are to evaluate the safety and tolerability of CALAA-01 in humans. Additional objectives include characterization of pharmacokinetics, evaluation of tumor response, and recommendation of a CALAA-01 dose for future clinical studies. The trial will be conducted at the UCLA Jonsson Cancer Center (UCLA) in Los Angeles, California, and the South Texas Accelerated Research Therapeutics (START) clinic in San Antonio, Texas.

On April 17, 2008, Insert and Calando completed a merger that was the final step in a process to bring the management of Insert and Calando to the Arrowhead level to take advantage of newly hired expertise in nanobiotechnology. The merger also combined the two complementary technologies and streamlined the operations of the two companies.

Unidym is developing high-performance, cost-effective carbon nanotube-based products for the electronics industry. Through license of intellectual property from several universities and by virtue of its April 2007 merger with Texas-based Carbon Nanotechnologies, Inc. (“CNI”), Unidym has assembled exclusive commercial rights related to carbon nanotube manufacture and applications. The merger also provided Unidym with the ability to manufacture carbon nanotubes on a larger scale. Unidym’s initial product is a transparent conductive film designed to replace the expensive and brittle metal oxide films currently used in electronic products like flat panel displays, touch screens, OLEDs and thin film solar cells. In addition to its product development efforts, Unidym manufactures and sells carbon nanotubes to customers and has entered into joint development agreements to incorporate its carbon nanotube films into existing products.

Tego Biosciences, Inc. is developing pharmaceuticals based on the unique biochemical properties of modified fullerenes. Initially, Tego is collaborating with the National Cancer Institute’s Nanotechnology Characterization Lab (“NCL”) and university laboratories for preclinical studies to measure the ability of a Tego fullerene formulation to protect against harmful side effects of various anti-cancer drugs.

Aonex is developing engineered wafers to enable manufacturers of blue and white LEDs to reduce their production costs and create higher efficiency devices. On May 5, 2008 Aonex was sold to Amberwave Systems Corporation. For further information, see Note 12, Subsequent Events, to our Consolidated Financial Statements which describes the terms of the sale.

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

Results of Operations

The Company had a consolidated net loss of approximately $5.7 million and $10.9 million for the three month and six month periods ended March 31, 2008, respectively, versus a consolidated net loss of $6.2 and $9.9 million during the same three month and six month periods in the prior year. The smaller loss is the result of a combination of factors. In fiscal 2007, Subsidiaries incurred additional expenses as Insert was in Phase I of the IT-101 clinical trials and preparing for Phase II, while Calando was aggressively pursuing the manufacture of its drug candidate and preparations to file its IND for CALAA-01. In the current year, the reduction in expenses at Insert and Calando are offset by expense increases at Unidym associated with the increase in R&D activities, including operations in Houston added with the merger with Carbon Nanotechnologies, Inc. in April 2007. The income from grants and carbon nanotube sales at Unidym also offset the consolidated net loss for current versus the prior periods.

Revenues

The Company generated revenues of $729,766 and a sales reversal of $(3,697) for the three months ended March 31, 2008 and 2007, respectively, and revenues of $1,132,627 and $7,394 for the six months ended March 31, 2008 and 2007, respectively. The revenue for the three months ended March 31, 2008 consists of $557,471 from grants to fund research for the development of carbon nanotube applications, $158,795 from the sale and delivery of carbon nanotubes to third parties, $8,500 for shipping charges and $5,000 for services performed at Aonex. The revenue for the first six months of fiscal 2008 consists of $748,487 from grants to fund research for the development of carbon nanotube applications, $362,740 from the sale and delivery of carbon nanotubes to third parties and $16,400 for shipping charges and $5,000 for services performed at Aonex. The $7,394 of revenue in the prior year’s six month period resulted from a National Institute of Health grant at Calando.

Operating Expenses

Three Months ended March 31, 2008 and 2007

The Company had operating expenses of $7.4 million during the three months ended March 31, 2008, compared to $7.5 million in the same three months last year.

Total operating expenses remained nearly constant, however, the composition of those expenses changes as the Company has significantly expanded its Unidym operations and headcount, adding locations in Menlo Park, California, and through the acquisition of CNI in April of 2007, in Houston, Texas. Increases in current year salary related costs were offset by current reductions in outside laboratory and contract services as Insert and Calando completed the manufacture of drug candidates and streamlined operations.

The Phase I clinical trial of Insert’s drug IT-101 continues and Phase II trials will begin during the next fiscal quarter. Calando completed the process of preparing its IND Application for its CALAA-01 drug candidate and received approval to dose its first patient. Calando’s Phase I trial is anticipated to begin during the third quarter of fiscal 2008.

The Company added scientific and executive talent increasing its full-time head count by approximately 20 since the same period in the prior year. Unidym’s head count increased by approximately 30 full-time employees. In anticipation of the merger and change in management of Insert and Calando, and the resulting duplication, their combined headcount was reduced by 10 full-time employees. Year over year increases in each major revenue and expense category are the result of the acquisition of CNI by Unidym in April of the prior year and operations and the continuing clinical trials by Insert and Calando, and the hiring of additional scientific and administrative personnel at the Subsidiaries.

For purposes of comparison, the amounts for the three month and six month periods ended March 31, 2008 and 2007, respectively, are shown in the tables below. Prior period amounts have been reclassified to conform to the current period presentation. The amounts for each period have been adjusted to include the adoption of SFAS 123R.

Six Months ended March 31, 2008 and 2007

The net loss for the six months ended March 31, 2008 was approximately $10.9 million compared to a loss of $9.9 million for the same period last year. The loss for the first six months of fiscal 2008 includes significant increases in headcount resulting from the acquisition of CNI and the scaling up of Unidym’s administrative, research and manufacturing operation. Non-cash charges included $1.5 million related to stock based compensation and $208,000 related to the amortization of patents and $136,000 resulting from a gift of Arrowhead stock to Rice University. Other major expense categories for the current period are $6.3 million for payroll and related expenses, $1.3 million in consulting expenses, $3.3 million in general and administrative expenses and $3.4 million in research and development expenses. For the comparable period in the prior year, the Company incurred $3.7 million in payroll and related expenses, $618,000 in consulting expenses, $2.4 million in general and administrative expenses and $4.9 million in research and development expenses. The increase in salaries and related expenses is related to the hiring of a CEO and VP of Business Development at Arrowhead and the 30 additional management, administrative staff and technical staff at Unidym. The increase in consulting expense is the result of an increase in the clinical consulting at both Insert and Calando, associated with the preparation of the IND application and the administration of the clinical trials. Unidym has employed consultants to assist with the development of the thin film manufacturing process. The decrease in R&D expense compared to the prior year, is related to the significant prior year costs for the preclinical studies, process development and manufacture of the drug candidates, and the preparations for Phase I clinical trials for Calando and Phase II clinical trials for Insert, as well as process development for Unidym’s first product and the establishment of lab facilities for Unidym in Menlo Park.

Salary & Wage Expenses

The Company employs management, administrative and technical staff at the Arrowhead corporate offices and at the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to stock based compensation in the form of stock options. Salary and benefits can be divided into two major categories: general and administrative compensation-related expenses, and research and development (R&D) compensation-related expenses, depending on the primary activities of each employee. The following table details salary and related expenses for the three month and six month periods ended March 31, 2008 and 2007.

For the three months ended March 31, 2008 and March 31, 2007

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	Mar 31, 2008	Category	Mar 31, 2007	Category	$	%
G&A – compensation-related	$1,405	42%	$870	43%	$535	61%
Stock-based compensation	$852	25%	$484	24%	$368	76%
R&D – compensation-related	$1,087	33%	$661	33%	$426	64%

Total	$3,344	100%	$2,015	100%	$1,329	66%

For the six months ended March 31, 2008 and March 31, 2007

(in thousands)

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	Mar 31, 2008	Category	Mar 31, 2007	Category	$	%
G&A – compensation-related	$2,546	41%	$1,339	36%	$1,207	90%
Stock-based compensation	$1,541	25%	$965	26%	$576	60%
R&D – compensation-related	$2,168	34%	$1,436	38%	$732	51%

Total	$6,255	100%	$3,740	100%	$2,515	67%

General and Administrative (G&A) compensation expense increased in the three and six month periods ended March 31, 2008, compared to the same periods in 2007 due to the hiring of several new positions. New positions hired included Chief Executive Officers at Arrowhead (December 2007), Unidym (June 2007) and Insert/Calando (November 2007). Unidym also hired the new positions of Vice President of Business Development (July 2007), Chief Financial Officer (September 2007), and Vice President of Finance (October 2007) and additional scientific staff. Tego hired the new position of Vice President of Finance (December 2007). The increase in G&A salaries also includes the impact of the annual pay increases for existing staff. In addition, two administrative staff were added with the merger of CNI into Unidym. The Company and its Subsidiaries will continue to selectively hire additional executives and administrative staff consistent with its business strategies and operational needs.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options to new and existing employees. This expense is recorded pursuant to the adoption of SFAS 123R, which requires expensing of stock-based compensation for all options vested. Stock options are awarded to new full time employees and to existing employees. While the number of options has increased overall, this number will vary from period to period depending on hiring, on terminations and on awards to new and existing employees. The December 2007 inducement grant of options to purchase 2 million shares of Arrowhead common stock to Arrowhead’s new CEO resulted in approximately $292,000 in additional stock based compensation expense in the current quarter compared to the same quarter in the prior year.

In February 2008, Insert’s CEO and Executive Vice President positions were eliminated. Severance and release agreements resulted in them receiving additional compensation (approximately $280,000) which is partially offset by the termination of the severance agreement with Arrowheads previous Interim-President/CFO (approximately $245,000).

Research and development (R&D) compensation expense increased in the three months ended March 31, 2008 compared to the same period the prior year due primarily to Unidym’s addition of 7 full time employees including research scientists and process engineers. R&D compensation also increased as a result of Unidym’s acquisition of CNI with CNI’s 15 research and development related staff. On a consolidated basis, the increase in Unidym’s R&D compensation expense was partially offset by reductions in the administrative and research and development staff at Insert and Calando in anticipation of their merger. In late

November 2007, Insert’s R&D staff was reduced by 10 employees. The Company expects that salaries and wages will continue to grow during fiscal 2008 as more talented people are selectively hired at Arrowhead to support the development and oversight of the Subsidiaries.

General & Administrative Expenses

The following table details G&A expenses for the three month and six month periods ended March 31, 2008 and 2007.

For the three months ended March 31, 2008 and March 31, 2007

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	March 31, 2008	Category	March 31, 2007	Category	$	%
Professional/outside services	$454	29%	$649	44%	$(195)	(30)%
Recruiting	$80	5%	$186	13%	$(106)	(57)%
Patent expense	$340	21%	$121	8%	$219	181%
Facilities and related	$75	5%	$86	6%	$(11)	(13)%
Travel	$154	10%	$122	8%	$32	26%
Business insurance	$68	4%	$95	7%	$(27)	(28)%
Depreciation	$47	3%	$48	3%	$(1)	(2)%
Communications and technology	$70	4%	$56	4%	$14	25%
Office expenses	$104	7%	$57	4%	$47	82%
Other	$191	12%	$39	3%	$152	390%

Total	$1,583	100%	$1,459	100%	$124	8%

For six months ended March 31, 2008 and March 31, 2007

(in thousands)

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	Mar 31, 2008	Category	Mar 31, 2007	Category	$	%
Professional/outside services	$1,017	31%	$845	34%	$172	20%
Recruiting	$168	5%	$354	15%	$(186)	(53)%
Patent expense	$768	23%	$222	9%	$546	246%
Facilities and related	$144	4%	$168	7%	$(24)	(14)%
Travel	$265	8%	$253	11%	$12	5%
Business insurance	$269	8%	$187	8%	$82	44%
Depreciation	$94	3%	$94	4%	$0	0%
Communications and technology	$149	5%	$93	4%	$56	60%
Office expenses	$182	6%	$110	5%	$72	65%
Other	$225	7%	$72	3%	$153	213%

Total	$3,281	100%	$2,398	100%	$883	37%

Professional/outside services include general legal, accounting and other outside services retained by the Company and its Subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Additional audit expenses were incurred during the six month period because, for the first time, the Company engaged accountants to produce stand-alone audited financials for each of the Subsidiaries. The increase over the prior year six month period results from additional legal costs associated with the merger of Calando and Insert amounting to approximately $253,000, and legal work for Unidym in the closing of the private placement amounting to approximately $77,000.

Recruiting expense was higher in the prior year three month period due to the payment of approximately $150,000 to hire a president for Insert in the first three months of fiscal 2007. The current year expense results from the recruitment of scientific and executive positions filled at Calando, Insert and Unidym. Recruiting fees are expected to continue as the Company builds out its management team and the teams of its Subsidiaries.

Patent expense increased compared to the prior year three and six month period as a result of the addition of the patent portfolio that was acquired by the merger of Unidym and Carbon Nanotechnologies, Inc. in April 2007 and as a result of increased patent activity by Insert and Calando. Patent expenses for Unidym of $206,000 include payments to Rice University and UCLA for legal fees related to Unidym’s licensed technology as well as legal fees on patents filed by Unidym. Patent expenses incurred by Insert and Calando in the current six month period totaling approximately $437,000 relate primarily to extending intellectual property protection for Insert’s products to Europe. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its products applications are improved. The cost will vary depending on the needs to the Company.

The decrease in facilities and related expense during the three months ended March 31, 2008, compared to the prior periods, reflects the termination of a lease for office space in Pasadena in February 2007. Facilities expense related to the Arrowhead corporate office has been allocated to G&A and facilities expense related to the Subsidiaries has been allocated to R&D. See below.

Travel expense includes recurring expenses related to travel by the Company as management travels to and from Company locations in Pasadena and Menlo Park, California and Houston, Texas. Travel expense is also incurred as Company management pursues new business initiatives and collaborations with other companies and for marketing, investor relations and public relations. The current three month period’s expenses are higher than those of the prior period as travel expense fluctuates from quarter to quarter depending on current projects. This expense is expected to increase as the Company adds more business development personnel and identifies new business opportunities.

Year to date, insurance expense has increased due to increases in limits and coverage for new clinical trials and the expansion of Unidym’s operations since the same period in the prior year. The specific cost of certain coverages fell year over year as shown in the current quarter. Overall, insurance expense is expected to increase as the Company grows.

The increase in communications and technology expense for both the three and six month periods compared to the prior year is primarily related to the addition of two Unidym locations, the purchase of equipment for new employees, and configuration of data networks among Menlo Park, California, and Pasadena, California, and Houston, Texas.

Research and Development Expenses

During the three months ended March 31, 2008, the Company incurred approximately $1.7 million in research and development (“R&D”) expenses. Currently, Arrowhead operates five majority-owned Subsidiaries, each commercializing nanotech products or applications. The Company also funds sponsored research efforts in leading university labs in exchange for the right to license the technology developed in such labs.

The following table details R&D expenses for the three month and six month periods ended March 31, 2008 and 2007.

For the three months ended March 31, 2008 and March 31, 2007

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	Mar 31, 2008	Category	Mar 31, 2007	Category	$	%
Outside labs & contract services	$638	38%	$2,249	64%	$(1,611)	(72)%
Laboratory supplies & services	$226	13%	$129	4%	$97	75%
Facilities related	$284	17%	$172	5%	$112	65%
Sponsored research	$295	17%	$369	11%	$(74)	(20)%
Depreciation-R&D-related	$146	9%	$83	2%	$63	76%
Other research expenses	$101	6%	$500	14%	$(399)	(80)%

Total	$1,690	100%	$3,502	100%	$(1,812)	(52)%

For the six months ended March 31, 2008 and March 31, 2007

(in thousands)

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	Mar 31, 2008	Category	Mar 31, 2007	Category	$	%
Outside labs & contract services	$1,260	37%	$2,997	60%	$(1,737)	(58)%
Laboratory supplies & services	$389	12%	$254	5%	$135	53%
Facilities related	$569	17%	$316	6%	$253	80%
Sponsored research	$536	16%	$683	14%	$(147)	(22)%
Depreciation-R&D-related	$280	8%	$163	3%	$117	72%
Other research expenses	$320	10%	$576	12%	$(256)	(44)%

Total	$3,354	100%	$4,989	100%	$(1,635)	(33)%

Outside labs & contract services decreased significantly as the types of expenses incurred has changed between periods. The process development and preclinical trial expenses for Insert are related to preclinical work for pipeline candidates, but have decreased from the prior year as Insert focuses on the preparation for Phase II clinical trials for its drug candidate IT-101. The current year expense includes the outsourced preclinical studies in preparation for the INDA filing by Calando, completed in March 2008, and outsourced manufacture of Calando’s therapeutic candidate for clinical studies and Tego’s beginning operations. The combined outside labs and contract services expense for Insert and Calando was $723,000 in the first six months of the current year compared to $2,837,000 in the same period for the prior year. Unidym incurred approximately $277,000 of outside lab and contract services expense during the first six months of the fiscal year compared to approximately $12,000 of such expenses in the prior year. The increase in Unidym expenses are related to the scale up of the operations to develop the manufacturing processes for carbon nanotubes and the manufacture of thin film conductive materials. Development expenses for Unidym are expected to increase sharply in the coming quarters. Outside laboratory & contract services expenses will continue to fluctuate depending upon where a particular project is in its development, approval or trial process.

Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. Of the approximately $389,000 shown above, $262,000 relates to small tools and materials used in the R&D of carbon nanotube manufacturing processes and conductive thin film applications. Prior year amounts were primarily related to research activities at Calando and Insert.

Facilities related expenses increased over the same period in prior years due to the addition of Unidym’s laboratory space in Menlo Park, California in February 2007, scheduled rent increases and Unidym’s addition of a Texas location in April of 2007. These expenses are expected to fluctuate as the size, configuration and number of facilities is adjusted in the future to adapt to needs and opportunities, especially in anticipation of the probable relocation of Unidym’s Houston operation and the sale of Aonex.

Sponsored research expense decreased for the three month and six month periods ended March 31, 2008, compared to the same period for the prior year, as projects were completed (Stanford & Duke) or terminated (Caltech). A Unidym sponsored research project at Duke University was created during the six months ended March 31, 2008. The expense for the project at the University of Florida was transferred to Unidym in April 2007.

Increased depreciation expense is primarily due to the addition of depreciable equipment at Unidym’s Houston and Menlo Park facilities.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development at each Subsidiary for the periods described below.

Name of Subsidiary / Project	R&D Cash Expenses for the Three Months Ended March 31, 2008	R&D Cash Expenses for the Six Months Ended March 31, 2008	Project Cost from Inception of Project Through March 31, 2008
Calando Pharmaceuticals, Inc. / CALAA-01	$1.4 Million	$3.0 Million	$12.1 Million
Insert Therapeutics/ IT 101	$0.8 Million	$1.9 Million	$16.6 Million
Unidym, Inc. / Thin Films of Carbon Nanotubes	$2.6 Million	$4.6 Million	$11.2 Million
Aonex Technologies, Inc. / Wafer Fabrication	$0.1 Million	$0.2 Million	$6.0 Million
Tego BioSciences Corporation	$0.2 Million	$0.2 Million	$0.4 Million
Total of all Subsidiaries	$4.5 Million	$10.1 Million	$46.3 Million

Insert Therapeutics, Inc.

Insert was purchased by the Company in June 2004. Insert’s primary asset was a license from Caltech for patents and other intellectual property for the use of cyclodextrin polymers in drug delivery applications. In fiscal 2005, Insert continued research and development of its anti-cancer therapeutic IT-101, which uses the technology covered by the Caltech patents. IT-101 is a conjugate of the cyclodextrin polymer and the anti-cancer agent, Camptothecin. On March 14, 2006, Insert’s IND application for IT-101 was accepted by the FDA and Insert began a Phase I clinical trial at the City of Hope in the third quarter of calendar 2006. The Phase I trial is expected to be completed in 2008. In April 2008, Insert filed a second IND with the FDA to commence a Phase II trial in patients with ovarian cancer. The Phase II study is to demonstrate prolonged time until disease progression in patients who achieved a response or stabilization in their disease following a 2nd line course of platinum-based chemotherapy. Previous work with IT-101 suggests that protracted “maintenance doses” of IT-101 may minimize the typical chemotherapy side effects, allow for an improved quality of life with continued treatment, and prolong time until disease progression. The company plans to begin dosing patients by the third quarter of this year. Insert has reduced its previous emphasis on increasing its pipeline of products. Insert has investigated conjugates of the cyclodextrin delivery molecule as well as two other potent anti-cancer agents, epotholones and tubulysins, and a steroid treatment for chronic inflammation. Research and development expenses related to IT-101 are reflected in the tables above. Insert’s R&D activities related to IT-101 and other pipeline candidates are preliminary, and there is no assurance that they will be successful. It is not possible at this time to accurately determine the final cost of IT-101, the completion date, or when revenue will commence.

Calando Pharmaceuticals, Inc.

Calando’s lead product candidate, CALAA-01, is a formulation containing Calando’s proprietary drug delivery technology with a siRNA duplex targeting the M2 subunit of ribonucleotide reductase, a well-established cancer target. Since Calando’s inception in 2005, Calando’s efforts have been devoted to research and development of its siRNA delivery platform and CALAA-01. In March 2008, Calando filed an IND application for a Phase I trial of CALAA-01 and has received approval to commence the trial. The Phase I study is an open-label, dose-escalation clinical trial in patients with non-resectable or metastatic solid tumors. Calando’s research and development efforts on CALAA-01 are preliminary, and there is no assurance that this compound will be successful. Research and development expenses related to CALAA-01 are reflected in the tables above. It is not possible at this time to accurately determine the final cost of CALAA-01, the completion date, or when revenue will commence.

On April 17, 2008, Insert and Calando completed a merger that was the final step in a process to bring the management of Insert and Calando to the Arrowhead level to take advantage of newly hired expertise in nanobiotechnology. The merger also combined the two complementary technologies and streamlined the operations of the two companies. Expenses for facilities and personnel have decreased, allowing resources to be devoted to the clinical program. The combined company will operate under the name “Calando Pharmaceuticals”. Arrowhead has advanced $187,663 to the merged company and expects to invest additional funds to meet Calando’s capital needs for the next year. Please refer to the Liquidity and Capital Resources discussion that follows for additional information.

Unidym, Inc.

Arrowhead founded NanoPolaris (now operating as Unidym) in April 2005. Since inception, the company has aggregated intellectual property related to carbon nanotube manufacturing and product applications. The portfolio has been built through licensing of patents and other intellectual property from various universities, through sponsored research, and by the acquisition of Unidym, Inc., a UCLA spin out developing transparent electrodes, followed by a merger with CNI, a Texas-based company manufacturing and selling carbon nanotubes and developing products containing carbon nanotubes. Unidym is currently generating revenue by producing and selling carbon nanotubes, and is anticipated to generate future revenue by continuing to produce and sell carbon nanotubes, products and product applications using carbon nanotubes and to a lesser amount, beginning in 9 to 24 months, by licensing technology to third parties.

Development, manufacturing and sale of cost effective electronic products incorporating carbon nanotubes may require significant additional investment and take a long time. There are a variety of technical, cost and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other carbon nanotube products. It is also not possible to predict the final cost of scaling up the manufacturing process for cost effective production of carbon nanotubes for products, or when or if Unidym will generate significant licensing revenue or become profitable. Unidym closed a private placement for net cash proceeds of $10,013,897 in December 2007.

Tego BioSciences Corporation

In April 2007, Tego was formed to acquire the assets of C Sixty, Inc. Tego is focused on developing and commercializing pharmaceuticals based on the unique biochemical properties of modified buckminsterfullerenes (also known as fullerenes or buckyballs). Tego’s product pipeline includes therapeutics targeting acute and chronic central nervous system degenerative diseases, other neuronal degenerative diseases and, potentially, toxicity caused by chemotherapy and radiation therapy. Tego is also exploring the use of modified fullerenes as contrast agents for magnetic resonance imaging (MRI).

Initially, Tego does not plan to expand its internal staff to develop these pharmaceutical products. Rather, for the first eighteen months, the company intends to use third parties to perform most of the development work with a small staff located in Houston, Texas, to direct and oversee the progress of research and development, collaborations and licensing of the intellectual property. The Company invested $2.4 million in Tego to enable the Subsidiary to contract development with third parties. Tego expects to have sufficient funds to operate for the next 18 to 24 months.

Aonex Technologies, Inc.

On May 5, 2008, Aonex was sold to AmberWave Systems Corporation. Under the terms of the deal, AmberWave will pay Aonex shareholders up to $7.95M in earn-out payments. The potential earn-out payments are triggered based upon AmberWave’s ability to achieve technical milestones, new customer agreements, technology licensing revenues plus a running royalty on sales of solar products incorporating Aonex’s technology. Arrowhead has preference to the first $6,198,000 in earn-out payments after which any additional payments will be split 64% to Arrowhead and 36% to the holders of the Common Stock of Aonex.

Factors Affecting Further R&D Expenses

The Company expects that R&D expenses will continue to increase in the foreseeable future as it adds personnel, expands its pre-clinical research, begins clinical trial activities, increases its regulatory compliance capabilities, and scales up production capabilities for manufacturing carbon nanotubes and transparent conductive films. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in the Company’s research programs. As the Company’s research efforts mature, it will continue to review the direction of its research based on an assessment of the value of possible commercial applications emerging from these efforts.

In addition to these general factors, specific factors that will determine the eventual cost to complete the current projects at Insert, Calando and Tego include the following:

•	the number, size and duration of clinical trials required to gain FDA approval;

•	the costs of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profile of the drug candidates; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

It is possible that the completion of studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete or the amount or timing of the net cash inflows from Insert, Calando or Tego’s current activities. Until the Company obtains further relevant pre-clinical and clinical data, it will not be able to estimate its future expenses related to the Subsidiaries’ programs or when, if ever, and to what extent, the Company will receive cash inflows from resulting products.

In addition to the general factors above, specific factors that will contribute to the eventual cost to complete the current projects at Unidym include the following:

•	specifications required by customers;

•	challenges with integrating Unidym’s transparent conductive films into customer products;

•	improvement of Unidym’s products;

•	costs of raw materials, facilities and equipment; and

•	costs and timing process development.

It is possible that the development and scale up of Unidym’s carbon nanotube manufacturing effort and its development and scale up of its transparent conductive film products could be delayed for a number of reasons, including unforeseen difficulties with the technology development and delays in adoption of the technology by customers. Any delay would result in additional unforeseen costs, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonable estimate the size, nature or timing of the costs to complete the development of Unidym’s products or net cash inflows from Unidym’s current activities.

Sponsored Research

Sponsored Research expense for the three and six month periods ended March 31, 2008 were $294,732 and $535,971, respectively. During the six months ended March 31, 2008, the Company made final payments totaling $201,000 applicable to two sponsored research agreements at the California Institute of Technology that were cancelled in September and December 2007. The Company (through Unidym) continues sponsor research at Duke (commenced in December 2005) and the UF (commenced in August 2006). As part of the merger of Unidym and CNI, the Duke and UF sponsored research projects were transferred from Arrowhead to Unidym. The number of research projects fluctuates as the Company adds or terminates projects.

Consulting

Consulting fees total approximately $687,000 and $1,270,000 for the three month and six month periods ended March 31, 2008, respectively, compared to approximately $390,000 and $618,000 in the same periods in the prior year. Of the total year-to-date consulting fees, approximately $491,000 was incurred at Unidym, $360,000 at Calando, $256,000 at Insert, $89,000 at Tego and $74,000 at Arrowhead.

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

On April 20, 2007, Unidym and CNI merged, giving Unidym the manufacturing capability to make carbon nanotubes that it uses internally for product development and sells externally to third parties. Prior to this merger, the only revenue generated by the Company was through grants from public and private entities and through one licensing deal. While the ultimate goal of the Company is to generate revenue through the sale of products and/or the licensing of technology, the Company records revenue from grants and development fees. Revenue from grants and development fees are considered to be reimbursements for efforts performed on behalf of third parties and not part of the Company’s primary strategy to generate revenue on an ongoing basis.

Unidym generated combined revenues from grants and sales of carbon nanotubes totaling approximately $1,128,000 during the first six months of fiscal 2008 and Aonex generated $5,000 for services compared to $7,394 in total revenues for the same period for the prior year from a grant with the National Institute of Health.

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

Liquidity and Capital Resources

Since inception in May 2003, the Company has incurred significant losses. As of March 31, 2008, the Company had $19.5 million in cash and cash equivalents compared to $21.6 million in cash and cash equivalents and marketable securities at March 31, 2007. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities have required significant amounts of cash. This trend will continue through fiscal 2008 as the Company’s Subsidiaries continue to develop and refine their products and technology. During this period the Company does not expect to generate significant amounts of revenue. It is projected that the Company and its Subsidiaries will continue to add staff, property and equipment during fiscal 2008. In addition, the Company expects to continue to invest in new sponsored research projects and new business opportunities. At March 31, 2008, the Company intended to provide an additional $6 million in capital to Calando, once the Merger was approved by the stockholders. This capital commitment was made and used to repay the principal on loans previously advanced by the Company. The remainder of the Company’s cash will be used to fund ongoing operations. The Company believes that the cash on hand at March 31, 2008, is sufficient to meet all existing obligations and fund existing operations of Arrowhead and the Subsidiaries through the fourth quarter of fiscal 2008.

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

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

Contractual Obligations and Commitments

Our contractual commitments as of March 31, 2008 are summarized below by category in the following table:

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$1,284,230	$623,077	$642,683	$18,470	$—
Sponsored Research(1)	$611,303	$349,919	$261,384	$0	$—

(1)	The sponsored research obligations in the table above include our commitments to Duke and UF.

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

As of March 31, 2008, we had no debt, no derivative instruments outstanding and no financing arrangements that were not reflected in our balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15-d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

One of the purposes of structuring the combination of Unidym and CNI as a reverse triangular merger was to shield Unidym from any unknown liabilities that occurred prior to the Merger. However, plaintiffs may succeed in holding Unidym liable for damages, or events giving rise to damages, that took place prior to the Merger. This risk will be heightened if and to the extent that Unidym continues to operate CNI’s business in the same manner as that business was operated by CNI prior to the Merger. If plaintiffs are successful in holding Unidym liable for damages relating to pre-Merger operations of CNI’s business or other events giving rise to claims for damages, Arrowhead’s and Unidym’s business could be adversely and materially affected.

We may incur costs and expenses if Unidym’s lease for its Houston premise is terminated.

As of March 31, 2008 the facility lease for Unidym’s Houston location had expired and Unidym is now occupying the Houston facility on a month to month basis. Unidym employs, on a contract basis, certain technicians from the landlord to assist in Unidym’s manufacturing and research and development activities. Unidym’s management is actively evaluating alternative sites to which to relocate, which distracts management’s attention from operations. If the lease is not renewed, Unidym will have only as long as 30 days to find a new facility, upon terms that may not be favorable to Unidym, and relocate operations. If Unidym is required to relocate its Texas operations, Unidym will need to move operations, and will incur costs and expenses that may be significant. In addition, Unidym will need to hire and train new technicians to perform the work currently done by the landlord’s technicians.

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

The ability of Insert, Calando and Tego to market products successfully will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for Insert’s, Calando’s and Tego’s products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect Insert’s Calando’s and Tego’s ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these Subsidiaries. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

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

The Company held an annual meeting on March 13, 2008. The following matters were submitted to a vote of the stockholders of record as of January 15, 2008 through a solicitation of proxies and the results are shown below:

1.	Election of five directors.

	Number of Shares For	Percent of Shares Voting	Number of Shares Withheld	Percent of Shares Voting
Christopher Anzalone	29,700,528	>97%	762,200	<3%
R. Bruce Stewart	29,268,891	>96%	1,193,837	<4%
Edward W. Frykman	29,252,829	>96%	1,209,899	<4%
LeRoy R. Rahn	29,559,971	>97%	902,757	<3%
Charles P. McKenney	29,557,554	>97%	905,174	<3%

2.	Approval of the appointment of Rose, Snyder & Jacobs as the independent public auditors of Arrowhead Research Corporation for the fiscal year ended September 30, 2008:

	Shares	Percent Of Shares Voting
Votes For	29,758,660	97%
Votes Against	672,245	2%
Votes Abstaining	31,823	1%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description
10.1	Agreement and Plan of Reorganization between Insert Therapeutics, Inc. and Calando Pharmaceuticals, Inc. (1)

10.2**	Employment Agreement dated March 10, 2008 between Joseph T. Kingsley and Arrowhead Research Corporation (2)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by Principal Financial Officer*

*	Filed herewith
**	Compensation arrangement
(1)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on March 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2008

ARROWHEAD RESEARCH CORPORATION.

By:	/s/ Paul C. McDonnel
Paul C. McDonnel
Chief Financial Officer