Form 10-K
period 2008-09-30
ARROWHEAD RESEARCH CORP
filed 2008-12-15
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year: $1,303,201.

The aggregate market value of issuer’s outstanding Common Stock held by non-affiliates was approximately $107.5 million based upon the bid price of issuer’s Common Stock on March 31, 2008.

As of December 11, 2008, 42,934,517 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for fiscal year ended September 30, 2008, expected to be filed with the Commission no later than January 28, 2009, for the registrant’s 2008 Annual Meeting of Stockholders to be held March 12, 2009, are incorporated by reference into Part III of this report.

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

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of the company Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc., Unidym, Inc., Agonn Systems, Inc. and Tego Biosciences Corporation and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

Overview

Arrowhead is a nanotechnology holding company striving to bring new products to market via its subsidiaries and investments in the healthcare, electronics, and clean energy industries. Our mission is to create shareholder value by building Subsidiaries that may be monetized in three primary ways: (1) Subsidiaries may be sold to other companies with proceeds flowing back to Arrowhead; (2) Subsidiaries may execute an IPO, with proceeds flowing back to Arrowhead and/or providing Arrowhead with tradable stock; and (3) Subsidiaries may become mature operating units with earnings consolidated with Arrowhead. In the near-term, we are focused on maximizing the value of our most mature Subsidiaries, Calando Pharmaceuticals, Inc. and Unidym, Inc., through internal development, partnership and license arrangements, as well as pursuing new sources of cash investments. Our longer-term strategy for development and investment in existing Subsidiaries and minority investments will be determined by cash availability and the strength of technology and market opportunity. Arrowhead is continually identifying and developing business opportunities for new areas of investment which may be engaged as capital resources allow.

Arrowhead has created a scalable platform on which to build highly specialized subsidiaries with an eye to maximizing capital efficiency and accelerating the rate of product development. Our subsidiaries are built around university-derived technologies and by acquisition of existing companies. Arrowhead is highly active in the operation of its subsidiaries, providing initial management, operational support, business development and financing. We believe the combination of these strategies is advantageous and unique for a single institution and that it provides unique advantages to Arrowhead’s stockholders. Arrowhead’s approach is designed to give its Subsidiaries and investments an edge in commercializing nanotechnologies by allowing Subsidiary management both guidance and the freedom to focus on the development and marketing of their technologies by providing key services to its Subsidiaries.

Arrowhead currently operates two majority-owned Subsidiaries, two wholly owned Subsidiaries and has minority investments in two early stage nanotechnology companies focused on developing and commercializing nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, regenerative therapeutics, advanced drug delivery technology, energy storage technology, and carbon-based electronics.

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000 under the name InterActive, Inc. (“InterActive”). On January 12, 2004, InterActive consummated a stock exchange transaction with the owners of ARC, a privately-held California corporation. This transaction is referred to as the “Share Exchange.” Upon consummation of the Share Exchange, the owners of ARC acquired approximately 89% of the Common Stock of the Company. InterActive changed its name to Arrowhead Research Corporation and ARC was subsequently dissolved. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of September 30, 2008, Arrowhead Research Corporation had 15 full-time employees at the corporate office and 53 full-time employees at its Subsidiary companies.

Subsidiaries and Investments

The Company’s two majority-owned Subsidiaries, two wholly owned Subsidiaries and two minority investments are focused on developing and commercializing a variety of nanotechnology products and applications, including anti-cancer drugs, RNAi therapeutics, regenerative therapeutics, advanced drug delivery technology, energy storage technology, carbon-based electronics, and fullerene anti-oxidants. Arrowhead anticipates expanding its portfolio through selective acquisition and the formation of new companies, as capital resources allow.

As of September 30, 2008, Arrowhead held a majority of the outstanding voting stock of the following four Subsidiaries and minority interests in two additional companies.

Subsidiary	% Ownership	Technology/Product Focus
Calando Pharmaceuticals, Inc. acquired June 4, 2004	67.8%	Clinical stage nano-engineered delivery of RNAi therapeutics and small molecule drugs for the treatment of cancer with first anti-cancer compound

Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	53.8%	Commercialization of carbon nanotube products for the electronics industry

Tego Biosciences Corporation acquired April 20, 2007	100.0%	License and partnership of technology related to modification of fullerenes for therapeutic and diagnostic applications

Agonn Systems, Inc. founded May 1, 2008	100.0%	Developing nanotechnology based energy storage devices for hybrid electric vehicles and other large format applications

*	Each of Calando, Unidym and Tego has an option plan to help motivate and retain employees. Calando has 4,335,473 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of September 30, 2008, assuming all options in each of Calando, Unidym and Tego were awarded and exercised and all warrants were exercised, the Company would own approximately 63.6% of Calando, 37.8% of Unidym, 80% and Tego. Agonn has not yet adopted an option plan and does not have any outstanding warrants.

Minority Investment	% Ownership[1]	Technology/Product Focus
Nanotope, Inc	22%	Developing nano-engineered, self-assembling, bioactive scaffolding for the treatment of spinal cord injury and peripheral artery disease

Leonardo Biosystems, Inc.	6%	Developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics

*	In April 2008, Arrowhead acquired Masa Energy LLC, a limited liability company whose sole assets were an approximately 6% owner ship position in each Nanotope, Inc. and Leonardo Biosystems, Inc. Arrowhead invested $2 million in Nanotope in two tranches of $1 million in July 2008 and $1 million in September 2008 which brought Arrowhead’s ownership in Nanotope to 22%.

Cash Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development of products at our Subsidiaries, in particular Calando and Unidym, has required significant capital investment since the Company’s inception in 2003 and will continue to require significant cash investment in fiscal 2009 for the Company to fund operations at historical levels. At September 30, 2008, Arrowhead had cash on hand of approximately $10 million on a consolidated basis. The Company recognizes that if no additional cash resources are obtained, the Company must scale back its cash consumption to remain a going concern.

The Board has approved a strategy for the Company to conserve cash and seek sources of new capital. To execute this strategy, the Board will seek to accomplish one or more of the following on favorable terms:

•	out-license of technology;

•	sale of a subsidiary;

•	sale of non-core assets;

•	funded joint development or partnership arrangements; and

•	sale of securities.

The Company is actively involved in discussions with third parties regarding many of these alternatives. Until such time as one or more of these goals is accomplished, the Company will continue to implement streamlining and cash conservation measures begun in fiscal 2008 and defer major investment in new initiatives. If no additional cash is obtained by mid second quarter 2009, the Company has a plan to make even deeper cuts in its development efforts at Calando and Unidym and reduce expenses at Arrowhead so that the Company has cash to fund operations in a limited manner through fiscal 2009 and into fiscal 2010. See Risk Factors beginning on page 15.

Subsidiaries

Calando Pharmaceuticals, Inc.

Liquidity

In the second quarter of fiscal 2008, the Company merged two majority owned Subsidiaries, Insert Therapeutics, Inc. and Calando to bring both drug delivery platforms into the same company. The merged company is operating under the name Calando Pharmaceuticals, Inc. At the same time, Calando shifted focus from preclinical and pipeline development to emphasize its clinical program. Consequently, Calando’s operations were streamlined by reductions in executive and technical staff and the facilities for the two companies were consolidated. In connection with the reduction in Calando’s executive management, Arrowhead took over the management of Calando. These actions reduced the consumption of cash for salaries and facilities. However, significant cash was consumed in fiscal 2008 in preparation of an IT-101 Phase II clinical trial, the CALAA-01 Phase I clinical trial, and the development of a second RNAi therapeutic. Since the merger in April 2008, Arrowhead has made a series of cash advances totaling approximately $5 million to fund Calando’s operations. Subsequent to September 30, 2008, Calando has signed agreements to issue $2.7 million in senior unsecured convertible promissory notes with a two-year maturity of which $1.1 million has been received. and is seeking to raise an additional $2.3 million under the same terms. Calando’s cash consumption fluctuates from quarter to quarter depending on the progress of its projects, but in fiscal 2008, it has ranged between $2.2 million and $2.6 million per quarter. If Calando is unsuccessful in attracting additional capital and Arrowhead does not have sufficient cash resources to support Calando’s operations, some or all of Calando’s development projects would have to be scaled back, interrupted, or abandoned in order to manage cash that Calando can operate in a limited manner through fiscal 2009 and into fiscal 2010.

General

The Company believes that Calando is an attractive near term partnership candidate or acquisition target for several pharmaceutical and biotech companies that are active in the development of RNAi therapeutics. Systemic delivery has posed a major hurdle to the clinical development of siRNA therapeutics. Calando is in ongoing discussions with multiple potential partners and acquirers.

Calando is Arrowhead’s most mature biopharmaceutical Subsidiary. Calando’s technology and products are based on technology developed at the California Institute of Technology. Calando utilizes modified cyclodextrin molecules as building blocks to create an entirely new class of drug delivery materials: linear cyclodextrin-containing polymeric nanoparticles (“LCDPs”). Calando’s proprietary linear cyclodextrin nanoparticle technology is designed to deliver small molecule drugs using Calando’s CyclosertTM system and RNAi therapeutics using the RONDELTM system. Using these platform systems, Calando has developed two anti-cancer drug candidates that are currently undergoing human clinical trials.

By combining small molecule drugs, nucleic acids (i.e., microRNA or siRNA) or peptides with our Cyclosert polymers, Calando believes it can significantly improve the targeting, solubility, stability, toxicity, efficacy and pharmacokinetic profile of therapeutic compounds. Calando’s LCDP nanoparticle platform technologies (“CyclosertTM and RONDELTM”) actively facilitate the directed transport, efficient uptake and controlled release of therapeutic payloads. Additionally, cell surface receptor ligands can also be attached to our delivery system to provide for targeted delivery of therapeutic agents directly to tumor cells or to other selected tissues. Studies done by Calando and others have demonstrated the importance of therapeutic targeting in eliciting a desired therapeutic effect.

Calando’s first small molecule/nanoparticle conjugate drug candidate, IT-101, began clinical trials in July 2006. IT-101 is a conjugate of Cyclosert and the anti-cancer agent, Camptothecin (“CPT”). Camptothecin is a potent anti-cancer agent that was never commercialized mainly due to its devastating side effects, instability in the bloodstream and insolubility. By combining Camptothecin with Cyclosert, the solubility, stability, toxicity profile, biodistribution and pharmacokinetics of Camptothecin have been significantly improved as shown in Calando’s phase I clinical trial. Results of in vivo studies in tumor-bearing mice demonstrate that Calando’s Cyclosert enhanced Camptothecin conjugate (“IT-101”) has significantly greater anti-tumor activity than its analog anticancer agent, inrinotecan, marketed by Pfizer as Camptosar®. In Phase I clinical studies, IT-101 demonstrated safety and multiple patients with extended progression free survival, and was not associated with the severe hematological and gastrointestinal toxicities associated with Camptosar.

CALAA-01 is Calando’s first nanoparticle drug candidate delivering siRNA. CALAA-01 is a targeted nanoparticle, comprised of a proprietary, non-chemically-modified siRNA against the M2 subunit of ribonucleotide reductase—a clinically-validated cancer target—formulated with our proprietary RONDEL (RNAi/Oligonucleotide Nanoparticle Delivery) polymer delivery system. CALAA-01 is the first drug delivery system enabled siRNA therapeutic to enter clinical trials. The drug is currently in a dose escalation phase I clinical trial at UCLA and the START Clinic in San Antonio.

The Drug Delivery and Oncology Markets

Despite advances in drug discovery, pharmaceutical firms remain challenged by getting the right compound to the right place in the human body, where it can maximize effect. Additionally, over the next decade, multiple “blockbuster” pharmaceuticals will go off patent, resulting in a significant loss to the pharmaceutical industry as generics enter the market. Patent expiration coupled with a challenging drug discovery environment, and continued problems with late stage trial failures has left pharmaceutical pipelines thin. In response, the industry has pursued reformulation of existing or previously failed compounds using new drug delivery technology to expand pipelines and prolong patent life. The global drug delivery market for all delivery technologies is expected to exceed $67B by 2009.1 The market for targeted delivery of small molecule pharmaceuticals using particulate/liposomal delivery systems is estimated to grow to $4.8B in 2012.2 According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. The National Institutes of Health has estimated the direct medical cost of cancer to be in excess of $74 billion per year. Dose limiting toxicity, poor tissue specificity, and large effective distribution are major restrictive factors in effective cancer chemotherapy. Consequently, complete tumor response is not often achieved in patients receiving chemotherapy alone. This offers a potential for significant opportunity for firms developing technologies to more effectively deliver anti-cancer agents to malignant cells.

Calando Pharmaceuticals Platform Technologies

Cyclosert Nanoparticles

Cyclosert links potent therapeutics to linear, cyclodextrin-based polymers to generate macromolecular prodrugs. Cyclodextrins are cyclical sugars that are highly water soluble but contain a hydrophobic cavity enabling the formation of complexes with insoluble molecules. Functionalized cyclodextrins are biocompatible and non-immunogenic, resist degradation by human enzymes and are non-toxic, resulting in their use in many pharmaceutical formulations. Preclinical and clinical studies show that Cyclosert retains all of these characteristics of cyclodextrin while providing unprecedented additional functionality. The components of Cyclosert undergo a highly reproducible, proprietary self-assembly process resulting in nanoparticles with close to neutral surface charge. This assembly is mediated by the presence of the drug on the polymer.

Data from our preclinical as well as clinical research indicate that Cyclosert have been observed to have the following advantages over traditional chemotherapeutics:

•	High solubility without the need for additional solubilizing agents

•	Increased circulation half-life

•	Tumor accumulation

•	Protection of drugs from enzymatic degradation

•	Stealthy to the immune system

•	Non-toxic polymer carrier

[1]	www.nanomarkets.net
[2]	SkyePharma 10Q, www.skyepharma.com

•	Stable under physiological conditions

•

Significant improvement in therapeutic index compared to the active molecule alone. This may result in improved quality of life and better efficacy due to on-time administration with fewer dose reductions or limitations on the optimal number of therapy cycles.

RONDEL Nanoparticles:

RNA interference, or RNAi, is a naturally occurring mechanism within cells that selectively silences and regulates specific genes. Since many diseases are caused by the inappropriate activity of specific genes, the ability to silence genes selectively through RNAi could provide a new way to treat a wide range of human diseases. RNAi is induced by small, double-stranded RNA molecules. One method to activate RNAi is with chemically synthesized small interfering RNAs, or siRNAs, which are double-stranded RNAs that are targeted to a specific disease-associated gene. The siRNA molecules are used by the natural RNAi machinery in cells to cause highly targeted gene silencing. A key roadblock to the therapeutic use of RNAi is the lack of an effective delivery mechanism. siRNA is degraded and destroyed in the bloodstream if unprotected and “naked” siRNA is not taken up by cells.

Calando addresses the RNAi delivery issue with its targeted, cyclodextrin-containing polymers that form the foundation for the RONDEL delivery technology. The first component is a cyclodextrin-containing polycation that, when mixed with siRNA, binds to the anionic “backbone” of the siRNA. The polymer and siRNA self-assemble into nanoparticles of approximately 50-70 nm diameter that fully protect the siRNA from nuclease degradation in serum. The cyclodextrin in the polymer enables the surface of the particles to be decorated by stabilizing agents and targeting ligands. These surface modifications are formed through proprietary linkages.

The surface-modifying agents have terminal adamantane groups that form inclusion complexes with the cyclodextrin and contain polyethylene glycol (PEG) to endow the particles with properties that prevent aggregation, enhance stability and enable systemic administration. Ligands to cell surface receptors can be covalently attached to the adamantane-PEG modifier, enabling the siRNA-containing particles to be targeted to tissues of interest. Numerous ligand types (e.g., small molecules, peptides, proteins) can be used.

The RONDEL system has been designed for use as part of a two-vial system: one vial contains the foregoing delivery components, and the second vial containing the therapeutic siRNA payload. When mixed pursuant to a simple protocol, the particles self-assemble into the nanoparticles as described above. The RONDEL delivery system has been designed for intravenous injection. Upon delivery to the target cell, the targeting ligand binds to membrane receptors on the cell surface and the RNA-containing nanoparticle is taken into the cell by endocytosis. There, the polymer functions to unpackage the siRNA from the delivery vehicle.

Clinical Development Programs

IT-101: Cyclosert-enhanced Camptothecin

Calando’s lead small molecule drug candidate is IT-101. IT-101 is comprised of Cyclosert conjugated with the anticancer compound CPT for systemic treatment of both primary and metastatic solid tumors. The primary target of IT-101 is topoisomerase I (Topo I), an enzyme essential to mammalian DNA replication. CPT and its derivatives, such as topotecan and irinotecan, face a number of pharmacologic challenges that IT-101 was designed to address: (i) it provides high intratumoral drug concentrations for extended periods of time, keeping the reversible cleavage complex between Topo I and CPT from dissociating, (ii) it minimizes plasma free CPT concentrations thereby reducing the severity of side effects such as diarrhea and severe neutropenia observed with other CPT analogs, and (iii) it prevents the degradation of CPT to its inactive, open-ring (carboxylate) form.

Additionally, recent studies illustrate that low-dose and increased frequency of CPT administration results in a down-regulation of hypoxia-inducible factor 1 (HIF-1) with a sustained inhibition of tumor growth independent of DNA breaks. The IT-101 development program is specifically designed to take full advantage of these mechanisms of action by providing linear delivery of CPT for prolonged periods with a low plasma free-CPT concentration; thus avoiding the toxicity observed with traditional non-polymerized topoisomerase inhibitors.

Calando completed clinical trials with IT-101 at the City of Hope Cancer Center (“COH”) in Duarte, California in October 2008. The trial was an open-label, dose-escalation Phase I study in patients with unresectable or metastatic solid tumors refractory to other therapies. Initially, the trial utilized a weekly dosing schedule. A subsequent Phase Ib study was conducted utilizing a twice monthly dosing schedule. All trial endpoints have been successfully achieved. The drug was found to be well tolerated in both the Phase Ia and Ib studies of the trial. A high proportion of patients displayed stable disease following treatment thereby showing evidence of IT-101’s cytostatic activity. This activity is consistent with several published clinical studies reporting improved outcomes when lower doses of topotecan were administered on a continuous regimen compared to traditional intermittent schedules. Topotecan is an FDA-approved a cytotoxic chemotherapeutic that is an analog of CPT.

CALAA-01: siRNA for RRM2 Knockdown

Calando’s lead siRNA product candidate, CALAA-01, is a formulation containing Calando’s proprietary delivery technology with an siRNA duplex payload targeting the M2 subunit of ribonucleotide reductase, a well-established cancer target. Ribonucleotide reductase catalyzes the conversion of ribonucleosides to deoxyribonucleosides and is necessary for DNA synthesis and replication. The duplex, developed at Calando, demonstrates potent anti-proliferative activity across multiple types of cancer cells. Calando believes that CALAA-01 is the first systemically delivered siRNA therapeutic to enter the oncology clinic. Calando believes that CALAA-01 is also the first clinical stage siRNA therapeutic utilizing a targeted nanoparticle delivery system.

Calando and its collaborators have generated preclinical data that demonstrate sequence-specific inhibition of tumors from the systemic administration of targeted formulations of siRNA. Using the RONDEL delivery system and siRNA developed at Calando targeting the M2 subunit of ribonucleotide reductase (RRM2), in collaboration with colleagues at the Livingston Research Institute, reduced tumor growth rates and/or tumor reduction have been observed in a variety of animal cancer models.

In May 2008, Calando initiated an open label, dose escalation phase I study in patients with solid tumors refractory to other therapies. This study is ongoing at UCLA Jonsson Cancer Center in Los Angeles, CA and at South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas.

Product Pre-Clinical Development Programs

CALAA-02: RONDEL+siRNA

Calando’s next anti-cancer siRNA therapeutic is currently in preclinical development. The intracellular target for CALAA-02 is HIF-2alpha, or Hypoxia Inducible Factor-2 alpha. HIF-2alpha is over expressed in a number of solid tumors and is critical for many aspects of tumorigenesis, such as metastasis, angiogenesis, tumor cell proliferation, and tumor response to radiation. HIF-2alpha has been difficult to target using traditional drugs but has been shown to be effectively targeted by the proprietary siRNA in CALAA-02.

Intellectual Property

Calando controls an intellectual property portfolio. Patents covering linear cyclodextrin polymers for delivery of small molecule, nucleic acid and peptide drug candidates are exclusively licensed from Caltech. These patents are directed at both RONDEL and Cyclosert and contain composition of matter, method of use and manufacturing process claims. Calando also owns a patent on the siRNA active ingredient in CALAA-01 and has filed a patent application to cover the siRNA active ingredient of CALAA-02. The Camptothecin component of IT-101 is off-patent. Calando has licensed patents from Alnylam relevant to siRNA therapeutics for CALAA-01 and CALAA-02. Calando has in-licensed from R&D Pharmaceuticals exclusive rights to second generation synthetic epothilones. However, the RNAi and nanoparticle drug delivery patent landscape is complex and rapidly evolving. As such, Calando may need to obtain additional patent licenses prior commercialization of its lead drug candidates.

Outsourced Manufacturing and Product Supply

Calando currently uses, and expects to continue to be dependent upon, contract manufacturers to manufacture each of its product candidates. Calando has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that its products are manufactured in accordance with current Good Manufacturing Procedures, or cGMPs, and other applicable domestic and foreign regulations. Additional manufacturing resources would require additional investment, and Calando may seek to enter into additional collaborative arrangements with other parties that have established manufacturing capabilities. It is likely that Calando will continue to rely on third party manufacture of its development and commercial products on a contract basis. Currently, Calando has agreements with third party vendors to furnish CALAA-01 and IT-101 drug supply for clinical studies. Calando will be dependent upon these third parties to supply products in a timely manner manufactured in compliance with cGMPs or similar standards imposed by foreign regulatory authorities where its products are tested and/or marketed.

Competition

Calando is engaged in the rapidly changing business of developing treatments for human disease through the regulation of gene expression and delivery of generic and proprietary novel cancer therapies. Competition in these fields is intense as other companies are developing therapies similar to our nanoparticle drug delivery systems, and targeting patient populations that are similar to the patient populations that are targeted by Calando. A number of companies are pursuing research and development programs relating to the emerging area of cancer therapies using nanoparticle conjugates and RNA interference. A number of these companies have filed patent applications in the area of nanoparticle conjugates and RNA interference. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology and to what extent these companies will be successful in their RNA interference efforts. New competitors may arise and we may not be aware of all competitors in this space. A number of Calando’s competitors are more established and have greater resources than Calando does. Furthermore, even if Calando is successful in developing commercial products, it is possible that competitors will achieve greater market acceptance.

In addition to irinotecan (Pfizer/Daiichi) and topotecan (GSK), which are small molecule analogs of camptothecin, other companies are developing topoisomerase I formulations with a goal of delivering a more effective and tolerable therapy than the approved Camptothecin-based products. Companies engaged in nanoparticle chemotherapeutic drug formulations at various stages of development include, Nippon Kayaku, Sonus Pharmaceuticals, Celator Pharmaceuticals, Samyang, Cell Therapeutics, PharmaEngine, Enzon, Nektar Therapeutics, Tempo Pharmaceuticals, BIND Biosciences, Hermes, NeoPharm and Alza. This list of potential competitors may not be a complete list of competing firms developing nanoparticle-based oncology products.

Systemic delivery of siRNA and other oligonucleotide therapeutics has proven critical for the success of all nucleic acid therapeutics. Naturally, multiple firms have recognized the problem of systemic siRNA delivery as a significant opportunity and other firms are developing products in this space. Companies developing siRNA delivery products include but are not limited to Alnylam, Merck, Roche, Tekmira, RXi Pharmaceuticals, PharmRX and Intradigm. Additionally, many academic groups are developing and may seek to commercialize siRNA delivery technologies.

Key Personnel

James Hamilton, M.D., M.B.A. is President of Calando. Dr. Hamilton also serves as Vice President, Medical Technologies of Arrowhead Research. Dr. Mark Davis is the Company’s founder and Chief Scientific Advisor. Dr. Davis is the Warren and Katharine Schlinger Professor of Chemical Engineering and Executive Officer of Chemical Engineering at the California Institute of Technology.

Calando’s Board of Directors consists of R. Bruce Stewart, Executive Chairman of Arrowhead, Christopher Anzalone, CEO and director of Arrowhead, Nanotope and Leonardo, Edward W. Frykman, member of the Arrowhead Board and Mark Davis.

As of September 30 2008 and December 12, 2008, there were 11 full time employees at Calando.

Unidym, Inc.

Liquidity

Unidym raised a total of $14 million of equity financing in fiscal 2008. In fiscal 2008, Unidym consumed large amounts of cash to scale up the manufacture of carbon nanotubes, scale up for the production and sale of carbon nanotube based film product, acquire another nanotech company, expand its business development activities, and prepare for an initial public offering. In the first and second quarters of fiscal 2008, Unidym expanded its executive, technical and administrative staff for these activities. Unidym’s cash burn increased from $2 million in the second quarter, to $3.6 million in the third quarter and $4.2 million in the fourth quarter. In the fourth quarter, it became clear that Unidym would be unable to meet its fund raising goals to support its 2009 cash needs. Moreover, technical development took longer than expected. Additionally, it became evident that dramatic changes in the financial markets would not allow for an initial public offering. Starting in October 2008, several general and administrative positions were eliminated. Approximately half of Unidym’s employees at the Houston, TX facility were put on unpaid leave to conserve cash. Further cuts to personnel and consolidation of facilities are planned to bring Unidym’s cash needs to 75% of those in fourth quarter 2008. Despite these changes, Unidym will still need to obtain additional cash to fund its operations and obligations through fiscal 2009.

Subsequent to September 30, 2008, Unidym obtained financing from a strategic investor. The terms of the investment include a put option whereby certain material intellectual property assets could be foreclosed on unless Unidym meets certain obligations by mid 2009. Moreover, pursuant to a license between Unidym and Rice University, should Unidym become insolvent, other material intellectual property assets would revert to Rice. See “Intellectual Property” below.

General

Unidym is the Company’s most mature nanomaterials company and provides an example of a company-building strategy that Arrowhead plans to replicate in other areas of nanotechnology. Through the acquisition of a foundational intellectual property portfolio in the manufacture and applications of carbon nanotubes (CNTs), Unidym has developed a strong technology base in CNT technology that we believe can serve as a platform for innovation and new products. Carbon nanotubes are a novel material with extraordinary electrical, thermal, and mechanical properties. Unidym has already developed world-leading high performance carbon nanotube materials manufactured by scalable processes. Unidym’s product development efforts are focused on the electronics industry, where there is continuing demand for higher performance materials. Unidym is initially targeting sales of its film product to the touch panel market. Unidym has recently entered into selective intellectual property licensing arrangements to license its CNT technologies to customers or partners in markets outside Unidym’s primary focus of electronics.

Unidym’s product development has been focused on thin, transparent films of carbon nanotubes on a flexible substrate. The CNT based film is designed to replace the expensive, failure-prone materials currently employed by manufacturers of such devices as touch screens, flat panel displays, solar cells and solid state lighting. CNT-based film offers substantial advantages over ITO and IZO, the currently used materials, including: lower cost, improved durability, enhanced flexibility, higher yields, better readability in display applications, and simplified processing. Unidym is currently sampling its film products to the world’s leading touch panel companies. Unidym is also working with leading LCD companies, including a joint development agreement with Samsung Electronics, to incorporate CNT films into their display devices. Through its various collaborations, Unidym has also fabricated prototype LCD and electrophoretic displays incorporating CNT-based films. For its initial product offering to touch panel makers, Unidym is currently evaluating the most favorable business model to pursue. In one model, Unidym would synthesize CNTs, formulate those CNTs into a coating ink, and outsource production of the films to a toll coater to produce the film. Unidym would pay for production of the films on a time and materials basis, and Unidym would directly market and sell the films to touch panel makers. Under a second model that is less capital intensive, Unidym would synthesize CNTs and CNT inks, and then ship the inks to company that would manufacture and sell films to touch panel makers.

Acquisitions

          In 2005, Arrowhead saw an opportunity in carbon nanotubes and started the company that would become Unidym to address it. We believed that CNTs had the potential to significantly impact multiple large and diverse industries. At the time Unidym was launched, the CNT market was highly fragmented with key patents dispersed across multiple owners and there was no clear industry leader. Unidym has since licensed technology from a dozen universities and acquired three prominent CNT companies, including Carbon Nanotechnologies, Inc., the pioneering company in high performance CNTs, and has become a leader in the development of innovative CNT-enabled products for the electronics industry. In the process, Unidym has assembled a strong and diverse patent portfolio that we believe covers high performance CNT manufacturing and processing, as well as multiple product applications.

Unidym was formed when NanoPolaris, a Subsidiary of Arrowhead Research Corporation, acquired the assets of an early stage company called Unidym, Inc. At the time of the acquisition, NanoPolaris had already consolidated certain intellectual property related to carbon nanomaterials. NanoPolaris purchased the assets of the former Unidym to gain access to the company’s substantial expertise and intellectual property in carbon nanotube films. After its purchase of Unidym’s assets in June 2006, NanoPolaris changed its name to Unidym.

In April 2007, Unidym merged with Carbon Nanotechnologies, Inc. (CNI) of Houston, Texas, a company founded in 2000 by the late Dr. Richard Smalley of Rice University. Dr. Smalley and his collaborators won the 1996 Nobel Prize in Chemistry for their discovery of carbon fullerenes, an allotrope (or molecular form) of carbon closely related to the carbon nanotube. Dr. Smalley’s pioneering work led to the development of a suite of more than 100 patents (including 54 issued US patents) owned by CNI or exclusively licensed to CNI by Rice University, as well as the development of significant development and production infrastructure for the production of CNT materials. Since its inception, CNI provided bulk CNT materials to customers and has won research grants from government agencies such as the National Institute of Science (NIST) and the State of Missouri.

In July 2008, Unidym acquired Nanoconduction, Inc., a Sunnyvale, CA company developing nano-based electronic cooling technology (“Nanoconduction”). The merger provides Unidym with access to Nanoconduction’s patent portfolio, which will supplement Unidym’s existing patent portfolio and provides Unidym with additional opportunities to out-license and leverage its technology. In addition, through the merger, Unidym will gain access to research facilities and equipment that will be used in Unidym’s ongoing research and development activities.

Unidym accomplished the acquisition of Nanoconduction through an equity exchange, as follows. Arrowhead invested $250,000 in Unidym through a cashless investment by issuing 114,115 shares of unregistered Common Stock to the owners of Nanocondution. In exchange for this investment, the Company received 138,889 additional shares of Series C Preferred Stock of Unidym. As additional consideration, Unidym agreed to assume and discharge Nanoconduction’s assets and liabilities. Assets included equipment and leasehold improvements with an estimated net book value of approximately $2.9 million including intellectual property related to the use of carbon nanotubes for thermal management. Liabilities included approximately $1.0 million of accounts payable and accrued liabilities and approximately $1.7 million in capital equipment loans. The equipment loans are guaranteed by Unidym and secured by a lien on Nanoconduction assets. Unidym entered into a new five-year lease for the facilities currently occupied by Nanoconduction in Sunnyvale, California, with the intention of moving Unidym’s existing Menlo Park operations to the Nanoconduction facility.

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

Production

Production Carbon Nanotube Based Transparent Conductive Films

Unidym’s film production model involves in-house synthesis of a proprietary grade of CNTs, formulation of those CNTs into a coating ink, and then shipment of that ink to an outsourced coating partner or customer for deposition. To conserve cash and pursue a strategy designed to yield revenues in the short term, Unidym is exploring partnerships or outsourcing arrangements for volume manufacture and distributions of its films.

Unidym has in-house deposition or coating equipment which is used for the deposition of CNTs onto plastic or glass substrates in sample quantities. Unidym has also tested production samples from several coating subcontractors. The use of outsourced coating partners for its touch panel films would take advantage of the substantial excess capacity left in the coating industry by the decrease in demand for photographic film. Unidym expects that given the abundance of these subcontractors and the availability of cost effective subcontract capacity, there will be no need to bring production capacity in house for the near or intermediate term. However, longer term, Unidym could decide to bring such production in house if it is advantageous to the company to do so.

Carbon Nanotube Production and Purification

Unidym has developed two different processes for commercial production: High Pressure Carbon Monoxide (“HiPco” or “MGP1”) and Modified Gas Phase 2 (“MGP2”); as well as a new process, Modified Gas Phase 3 (“MGP3”) which is in the final stages of development and qualification. By varying production conditions and post-processing techniques, Unidym is able to produce a wide variety of nanotube grades that are tailored to different markets.

Unidym is focusing its CNT production capabilities on producing electronic grade CNTs for transparent conductive film rather than volume manufacture of several grades of bulk materials. Unidym is currently exploring more cost efficient alternatives to operating its Houston facility. In addition to significant cuts to personnel in Houston, Unidym is exploring the move of its production capabilities to its facility in Sunnyvale or outsourcing the production of its CNT products to a third party. It is expected that significant cuts in personnel in Houston will be implemented in the near future.

Collaborations and Partnerships

Unidym has several ongoing joint development agreements with various partners to incorporate its transparent conductive films into touch panels and displays. In 2008, several prototypes were demonstrated at industry conferences. Unidym and Samsung Electronics Co., Ltd. extended their collaboration to integrate carbon nanotube materials as the transparent conductive layer in display devices. The world’s first carbon nanotube-based color active matrix electrophoretic display (EPD) e-paper was demonstrated at the Society for Information Display in May 2008 and at the International Meeting on Information Display (iMiD) at KINTEX, Ilsan, Korea in October 2008. The new color e-paper device is a 14.3” format display that uses a carbon nanotube (CNT) transparent electrode developed by Unidym. The display was one product of the ongoing joint development agreement between Unidym and Samsung. In addition, Unidym displayed a carbon nanotube based active matrix LCD made in collaboration with Silicon Display Technology, a company based in Seoul, Korea.

In March 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce”) whose focus is research into the medical therapeutic applications of carbon nanotubes. From March 2008 to November 2008, Ensysce was both funded and effectively controlled by a related party to Unidym who also serves as a director of Unidym. In November 2008, Unidym sold its 50 percent interest in Ensysce to the controlling shareholder for $700,000, and will recognize a gain on the sale during the first quarter of fiscal 2009.

Unidym entered into a strategic alliance with the Battelle Memorial Institute in July 2007 to explore opportunities to leverage their respective capabilities to commercialize products incorporating carbon nanotubes. Battelle is the world's largest non-profit independent research and development organization, with 20,000 employees in more than 120 locations worldwide. In 2008, Unidym expanded this relationship to include an alliance focused on multi-functional nanocomposites for aerospace and transportation applications.

Other collaborative projects include the use of Unidym’s carbon nanotubes to increase strength and flexibility, while reducing stress failures due to flight loads, in the engine cowling of an aerobatic airplane and the use of Unidym’s transparent conductive film in solar cells.

Marketing and Sales

Unidym expected to generate a small amount of revenue from sales of thin films in fourth quarter of fiscal 2008. That expectation was not met and Unidym has revised its projections. Revenue is expected to be generated through direct product sales and license deals into relatively consolidated industries. In the near term, Unidym does not expect to generate enough revenue to self fund its operations and growth. Unidym currently has a distribution relationship with the large Japanese trading firm, Sumitomo, for the distribution of its CNT materials in Asia. Unidym expects to use similar distributors to assist in the distribution of its CNT-based transparent conductive films.

Intellectual Property

Unidym controls an intellectual property portfolio containing more than 200 foreign and domestic patents and patent applications, including more than 90 issued patents. The portfolio contains patent claims directed to fundamental carbon nanotube compositions of matter, as well as carbon nanotube synthesis, purification, dispersion and functionalization. Furthermore, the portfolio contains claims to the use of carbon nanotubes in many different application areas including fibers, electronics, composite materials, energy storage/generation, medical devices and drug delivery. Some patents are owned by Unidym but most are exclusively licensed from institutions such as Rice University, IBM, Georgia Tech, Clemson, University of Florida, SUNY, Penn State, UCLA, Duke, Rensselaer Polytechnic Institute, and Caltech. Additionally, Unidym acquired the right to sublicense U.S. Patent 5,424,054, which is the basic patent claiming single-walled nanotube compositions of matter. Unidym also exclusively licenses Tego’s entire intellectual property including Siemens AG’s U.S. Patent 5,739,376 and its international counterparts, for non-therapeutic fields of use.

Unidym has exclusively licensed its portfolio to Ensysce Biosciences Inc., in the field of the therapeutics. Unidym is currently executing a plan to encourage third parties and competitors to enter non-exclusive licenses of its intellectual property outside of its core areas. To facilitate this plan, Unidym is also making options available to acquire non-exclusive licenses at a later date.

A material portion of Unidym’s intellectual property portfolio is exclusively licensed from Rice University. If the sum of Unidym’s debts, liabilities and other obligations is greater than all of Unidym’s assets at fair valuation or if Unidym is generally not paying its debts, liabilities and other obligations as they come due; the Rice license will terminate. See Risk Factors—If Unidym is unable to raise additional cash, Unidym may lose rights to critical intellectual property.

On November 13, 2008, Unidym raised $2 million from the sale of Series C-1 Preferred Stock to TEL Ventures (“TEL”). The sale of these securities was associated with Unidym’s entry into a Security Agreement granting TEL a security interest in Unidym’s physical and intellectual property (the “Collateral;” which, however, excludes Unidym’s rights under the Rice license and shares of Ensysce Biosciences, Inc.). The Subscription Agreement provided TEL with two put options. TEL may exercise the first put option if Unidym fails to enter into a Joint Development Agreement with TEL by June 30, 2009. In that case, Unidym must buy back TEL’s Unidym shares for $2 million before March 2010. TEL may exercise the second option if Unidym fails to meet certain cash requirements by June 30, 2009. Those requirements would be met if Unidym raises $7 million through any combination of a sale of its equity; the sale or license of some or all of its assets and businesses including positions in Ensysce Biosciences, Nexeon MedSystems or Nanocondution; or sales of products. Only if TEL exercises this put option between June 30 and July 31, 2009, shall Unidym be obligated to repurchase the Series C-1 Preferred Stock for $2.4 million within ten days notification of exercise. In the event of a default under the Security Agreement, e.g., inability to pay either of the put options, bankruptcy, admission of inability to pay its bills; TEL can take possession of the Collateral and keep net proceeds of any sale thereof. See Risk Factors—If Unidym is unable to raise additional cash, Unidym may lose rights to critical intellectual property.

Key Personnel

Mark Tilley, Ph.D is the CEO of Unidym and Vice President, Advanced Materials at Arrowhead. Dr. Tilley joined Arrowhead from a 9 year tenure at DSM N.V.a $12B Netherlands based specialty performance materials and life science company. During his tenure, he worked in DSM’s venturing arm, led marketing and technical teams, and built a nano-enabled flat panel displays materials business that was acquired by JSR in 2005. Dr. Tilley also co-founded Kriya Materials B.V., a venture capital backed nano-materials and coatings company based in the Netherlands. Dr. Tilley has held marketing and R&D positions at SDC Coatings, a J.V. founded by Dow Corning and Pilkington Glass, Valspar and GE Plastics where he started his career at their Corporate R&D center as a Senior Scientist. He holds a BS in Chemistry from the University of Manchester Institute of Science and Technology in Manchester, UK, a PhD from North Dakota State University in Fargo, and a MBA from Pepperdine University.

Unidym’s Board of Directors is comprised of R. Bruce Stewart, Executive Chairman of Arrowhead, Christopher Anzalone, CEO and director of each Arrowhead, Nanotope and Leonardo, Edward W. Frykman and Charles McKenney, both Arrowhead Directors, Dr. Bob Gower, former CEO of CNI, and Ray McLaughlin, former CFO of CNI.

At September 30, 2008, Unidym had 44 full-time employees. Subsequent to September 30, 2008, Unidym has streamlined its general and administrative staff, including its CFO and financial staff in light of the current state of the financial markets. On December 14, 2008, the employment of Unidym’s CEO was terminated. Unidym is expecting to make further cuts in its production and research staffs. On December 15, 2008, Unidym had 33 full time employees, 7 of which were on unpaid leave as a cash conservation measure.

Agonn Systems, Inc.

General

Arrowhead founded Agonn in May 2008 to explore, develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. Agonn is pursuing a strategy to acquire energy storage technologies based on nanoscale engineering from research institutions. Agonn has outsourced the development of prototype ultracapacitors based on carbon nanomaterials and other advanced materials. We believe the markets for energy storage products are substantial, ranging from consumer electronics to vehicles to heavy industry. We believe that emerging clean technology platforms offer market opportunities for new energy storage devices, in part because traditional batteries lack sufficient performance for widespread adoption.

Ultracapacitors are energy storage devices that generally have high power but low energy storage capabilities. In other words, they can provide large bursts of power, but only for short periods of time. However, unlike batteries which generally take minutes or hours to charge, ultracapacitors can be charged in seconds or less. Moreover, while the lifetimes of the best lithium ion batteries are generally limited to several thousand charging cycles, ultracapacitors can last for hundreds of thousands of cycles. Given these characteristics, ultracapacitors often serve as complements to, as opposed to replacements, for batteries. If the energy storage capability of ultracapacitors could be sufficiently increased, however, ultracapacitors could represent a viable alternative to batteries in certain applications. This could result in ultracapacitor-based energy storage devices that are rapidly chargeable, capable of delivering large amounts of power over long periods of time, while also being lighter and more long-lived than currently available batteries.

Research and Development

Agonn is currently pursuing a capital efficient R&D model based on outsourced prototyping and testing. Agonn is prototyping and testing different electrode architectures based on carbon nanomaterials (including random networks of carbon nanotubes, vertically aligned carbon nanotubes, and graphene) as well as metal nitride nanoparticles. Additionally, Agonn is evaluating novel electrolytes that have been shown to operate at higher voltages than existing electrolytes and within greater temperature ranges. Agonn is also evaluating new cell designs based on asymmetric electrode configurations. Concurrent with its technology evaluation program, Agonn is seeking to determine the most cost effective path for large volume manufacturing of ultracapacitor products based on these new materials. These activities are preparatory in nature and require little capital and other resources. If Agonn is able to aggregate a suite of intellectual property relating to the field of ultracapacitor technology, based on cash resources, technology development and market opportunity, Arrowhead may more aggressively pursue the development of Agonn.

Intellectual Property

Through its outsourced prototyping, Agonn is in the process of generating new intellectual property and identifying key intellectual property for potential future acquisition.

Key Personnel

John Miller is the President of Agonn. Mr. Miller is also Vice President, Business Development at Arrowhead.

Agonn’s board of directors consists of John Miller, Christoper Anzalone, CEO and Director of each Arrowhead, Nanotope and Leonardo, and Mark Tilley, Arrowhead’s Vice President, Advanced Materials and CEO of Unidym.

At September 30, 2008, Agonn had no facilities or employees and is managed entirely by Arrowhead.

Tego BioSciences Corporation

General

Tego was formed to acquire the assets of C-Sixty, Inc. in April 2007. Since 1999, C-Sixty had been developing fullerene based products. C-Sixty’s primary asset was an intellectual property portfolio which includes key patents for the modification of fullerenes. Fullerenes are a family of symmetrical carbon-cage molecules whose prototypical soccer-ball shaped member is comprised of sixty carbon atoms (denoted C60).

In order to exploit the therapeutic potential of fullerenes, they must first be chemically modified to render them water-soluble. A patented process known as the Bingel reaction is of particular significance to fullerene chemistry because it enables modification of the fullerene sphere to provide solubility and appropriate physiologic behavior. Tego has an exclusive license to patents directed at the Bingel reaction itself, as well as a large number of modified soluble fullerenes created through its use. Tego also owns or has exclusive licenses to patents directed to a variety of medical uses of Bingel-modified fullerenes.

Tego does not initially intend to manufacture and market its products directly. Rather, it is pursuing a strategy of partnering, licensing, and outsourced manufacturing.

Collaborations, Research and Development

Tego does not intend to hire staff to develop fullerene products. However, Tego is currently evaluating certain proprietary fullerenes for their suitability as potential therapeutics in macular degeneration utilizing a contract research organization.

The National Cancer Institute, working in concert with the National Institute of Standards and Technology (NIST) and the U.S. Food and Drug Administration (FDA), established the Nanotechnology Characterization Laboratory (ncl.cancer.gov) to perform preclinical efficacy and toxicity testing of nanoparticles. In August 2008, the NCL issued a report containing the evaluation of several Tego owned fullerenes entitled, “Functionalized Fullerenes for C-Sixty, Inc.” which is available on the NCL’s website at the following link: http://ncl.cancer.gov/NCL200701A_073007.pdf

Tego and the Huntington Medical Research Institute (‘HMRI’) have completed a project investigating the hyperpolarization potential of the 13C-labeled fullerene derivatives developed by Tego. The study found that a proprietary carbon-13 labeled fullerene provided a sufficiently strong signal to potentially enable powerful real time magnetic resonance imaging of biological and physiological functions in patients.

To conserve cash, Tego is pursuing a model that seeks to earn revenue from licenses and collaborative partnerships. To the extent cash resources permit, Tego will focus any future development efforts on contrast agents and therapeutics for back of the eye disease.

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

Intellectual Property

Tego controls a domestic and international patent portfolio. It owns and controls patents covering a library of functionalized fullerenes as well as methods of their synthesis. The fullerenes on which Tego has concentrated its efforts are C3 and DF1. Tego is the exclusive licensee of Siemens AG’s U.S. Patent 5,739,376 and its international counterparts for therapeutics and diagnostics. The Bingel patent covers a vast library of fullerenes functionalized according to the Bingel method, e.g., C3, as well as methods of making them. Tego also exclusively licenses Siemens’ U.S. Patent No. 6,506,928 and its international counterparts for therapeutics and diagnostics. This patent covers dendrimeric fullerenes such as DF1. Tego licenses patents from Washington University which are directed at methods of using Tego’s fullerenes, e.g., C3, to enhance neuronal survival in a variety of contexts. Tego further owns patents and applications related to the use of substituted fullerenes in drug delivery, as contrast agents; as well as for treating dermatological conditions, oxidative stress, shock and hearing loss.

Key Personnel

Dr. Thomas Haag is Chief Executive Officer of Tego. Dr. Haag also serves as General Counsel and Chief Patent Officer of Arrowhead and Corporate Secretary and Counsel to Unidym, Inc. Prior to joining Arrowhead, Dr. Haag was in private practice in the Washington D.C. offices of Kenyon & Kenyon LLP and McDermott Will & Emery LLP. Dr. Haag received his B.S. in Biology and Ph.D. in Molecular, Cell & Developmental Biology from UCLA where he was an NIH Predoctoral Fellow in Genetic Mechanisms. He graduated from The George Washington University Law School with honors, receiving the ABA/BNA Award for Excellence in the Study of Intellectual Property Law.

Tego’s Board of Directors is composed of R. Bruce Stewart, Executive Chairman of Arrowhead, Christopher Anzalone, CEO and director of each Arrowhead, Nanotope & Leonardo, Edward W. Frykman, an Arrowhead Board member and John Miller.

As of September 30, 2008, Tego has had no employees or facilities and is managed entirely by Arrowhead.

Minority Investments

Nanotope, Inc.

General

Nanotope is a company in the field of regenerative medicine developing a suite of products customized to regenerate specific tissues; including neuronal, vascular, bone, myocardial, and cartilage. Its two lead candidates are focused on spinal cord regeneration and treatment of peripheral artery disease (“PAD”). PAD causes the loss of vasculature in the extremedities and it has been estimated that as many as 20% of people over the age of 70 has some form of PAD. Currently there is no treatment for regenerating lost vasculature. Nanotope has demonstrated in multiple animal models that injection of its angiogenic compound leads to revascularization of affected areas. Importantly, neither the spinal cord or PAD treatments use stem cells. Nanotope’s products work with surviving cells and tissues to spur regeneration.

The Company acquired its initial stake in Nanotope from a Nanotope shareholder in April 2008 and increased its position through a direct in investment of $2M in two tranches of $1 million each in July and September 2008. At September 30, 2008, the Company owned 22% of Nanotope’s outstanding securities. The Company is interested in increasing its stake in Nanotope if the opportunity arises, the Company has the capital resources and Nanotope’s technology development continues to move forward.

Related Party Interests

Nanotope was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group Dr. Anzalone owns 1,395,900 shares of Nanotope common stock, or approximately 14.2% (after giving effect to the sale of stock to Arrowhead in its investments in Nanotope) of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

Leonardo Biosystems, Inc.

General

Leonardo is a drug delivery company that employs a novel strategy aimed at dramatically increasing targeting efficiency. The Company currently owns 6% of Leonardo. Leonardo’s silicon microparticulate technology involves transporting a therapeutic agent past multiple biological barriers using, multiple carriers, each optimized for a specific barrier. Leonardo’s proprietary primary vehicles are designed to preferentially accumulate at tumor vasculature. Secondary carriers are then released from the primary carriers that are designed to accumulate around tumor cells and release their therapeutic payloads. Animal testing suggests that Leonardo’s platform enables significantly increased targeting. The Company is interested in increasing its stake in Leonardo if the opportunity arises, the Company has the capital resources and Leonardo’s technology development continues to move forward.

Related Party Interests

Like Nanotope, Leonardo was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group Dr. Anzalone owns 918,750 shares of Leonardo common stock, or approximately 17% of the outstanding stock of Leonardo. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Leonardo directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Leonardo. Dr. Anzalone currently serves on the Leonardo board in a seat reserved for Leonardo’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Leonardo since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Leonardo since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Leonardo before he joined the Company.

Aonex Technologies, Inc.

In May 2008, Arrowhead sold its majority-owned subsidiary Aonex Technologies, Inc. to New Hampshire-based AmberWave Systems, Inc. for an upfront fee of $450,000 and earn-out payments of up to $7.95 million plus a royalty on solar products or licenses covering 10 years from the date of the merger. AmberWave took over Aonex’s Pasadena, California operations and is continuing to develop Aonex’s technology. The losses incurred by Aonex are segregated in the Consolidated Statement of Operations as Loss from Operation of Discontinued Aonex.

Academic Partnerships

Since inception, Arrowhead has worked with some of the most outstanding academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. This has provided the Company with deep network in the academic community, insight into cutting edge technologies and a world class scientific advisory board. Through these partnerships, Arrowhead has gained access to exclusive rights that have formed the basis for the Company’s subsidiaries and minority investments and have leveraged university resources to further develop and test technology in a highly cost effective way. The collaborations with academic scientists have included technology licenses and options to license technology, sponsored research, donations to the labs of individual scientists and use of university facilities that are made available to development stage companies. In prior years, Arrowhead devoted significant capital resources to sponsored research. As the Subsidiaries have matured, the Company has decreased its reliance on sponsored research for technology development and sponsored research expense has decreased. As of September 30, 2008, Arrowhead had one active sponsored research agreement at Duke University through Unidym. Depending on capital resources, Arrowhead is likely to continue to invest in nanoscience research and development through sponsored research agreements at universities.

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

Risks Related to Our Financial Condition

We do not have sufficient cash reserves to fund our activities at their current pace for the next fiscal year.

Our plan of operations is to provide substantial amounts of research project funding and financial support for majority-owned Subsidiaries over an extended period of time. Our Board of Directors has adopted a cash conservation strategy that scales back Arrowhead’s financial support for Unidym and Calando at this time. This has influenced Unidym’s shift from capital intensive bulk CNT manufacturing to thin film license and partnerships for electronic ink products. Development of new drug candidates at Calando has slowed during this time as well. We will need to obtain additional capital in the near term to support all of these projects, and we may plan to do so by out-licensing technology, selling one or more of our Subsidiaries, securing funded partnerships, conducting one or more private placements of equity securities of Arrowhead or its subsidiaries, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. However, there can be no assurance that we will be successful in any of these endeavors or, if we are successful that such transactions will be accomplished on favorable terms. If we are unable to obtain additional capital, we will be required to engage in additional cash savings by limiting further activities at one or more of our Subsidiaries, or at Arrowhead, which could materially harm our business and our ability to achieve cash flow in the future, including possibly delaying or reducing implementation of certain aspects of our plan of operations or deferring or abandoning research programs. Even if we are successful in raising capital for one area of our business, because Arrowhead and each Subsidiary are separate entities, it could be difficult or impossible to allocate funds as we would like.

The current financial market conditions may exacerbate certain risks affecting our business.

Neither Arrowhead nor its Subsidiaries generate substantial revenue, and, to date, our operations, research and development activities have been funded through the sale of Arrowhead securities and securities of our subsidiaries. Current market conditions could impair our ability to raise the capital we need and if we are unable to secure additional cash resources from the sale of securities or other sources, it could become necessary to slow, interrupt or close down development efforts at Calando or Unidym. In addition, we may have to cut expenses at the Arrowhead level which could impair our ability to manage our business and our Subsidiaries. Even if investment capital is available to us, in the current market, the terms may be onerous and could significantly dilute our ownership interest in either Calando or Unidym. The sale of additional Arrowhead stock to fund operations could result in significant dilution to stockholders.

The strategy for eventual monetization of our Subsidiaries could depend on our ability to exit our ownership position each Subsidiary. Exit opportunities could include an initial public offering for the Subsidiary or acquisition of the Subsidiary by another company. Due to the current financial crisis, companies are adopting conservative acquisition strategies and, even if there is interest, may not be able to acquire our Subsidiaries on attractive terms or at all. This could reduce the return we realize on our investment if we sell a Subsidiary. Additionally, the market for initial public offerings is severely limited, which limits public exit opportunities for our Subsidiaries.

Our Subsidiaries have entered into technology license agreements with third parties that require us to satisfy obligations to keep them effective, and if these agreements are terminated, our technology and our business would be seriously and adversely affected.

Through our subsidiaries, we have entered into exclusive, long-term license agreements with Rice University, California Institute of Technology (Caltech), Alnylam Pharmaceuticals, Inc. and other entities to incorporate their proprietary technologies into our proposed products. These license agreements require us to pay royalties and satisfy other conditions, including conditions related to the commercialization of the licensed technology. We cannot give any assurance that we will successfully incorporate these technologies into marketable products or, if we do, whether sales will be sufficient to recover the amounts that we are obligated to pay to the licensors. Failure by us to satisfy our obligations under these agreements may result in the modification of the terms of the licenses, such as by rendering them non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which would limit our ability to implement our current business plan and harm our business and financial condition.

If Unidym is unable to raise additional cash, Unidym may lose rights to critical intellectual property.

There is also the possibility that Unidym investor TEL Ventures will have the right to exercise a put right in July 2009, forcing Unidym to redeem TEL Venture’s Series C-1 Preferred Stock for $2.4 million. Unidym’s potential repurchase obligation is secured by a first priority lien in Unidym’s physical and intellectual property (excluding rights under the Rice license). In the event Unidym is unable to pay TEL Ventures upon exercise of the put right, TEL Ventures will acquire all right, title and interest in the collateral intellectual property and Unidym’s patent protection for its products and its ability to pursue a licensing strategy would be impaired significantly.

Further, Unidym is required to meet certain financial covenants pursuant to the Rice University license agreement it acquired upon its acquisition of CNI. When Unidym acquired CNI, CNI possessed intellectual property rights concerning carbon nanotubes that it had licensed from Rice University. The Rice license includes financial covenants tested quarterly for compliance. If Unidym fails to meet the financial covenants, the Rice license automatically terminates. If this should happen, the value of Unidym’s intellectual property portfolio would be significantly and adversely affected and Unidym would likely lose patent protection for its products and licensing opportunities for the majority of its CNT intellectual portfolio.

We have debt on our balance sheet, which could have consequences if we were unable to repay the principal or interest due.

Calando. Calando has $2.7 million in unsecured convertible promissory notes outstanding of which $1.1 m has been received. The notes bear 10% interest accrued annually and have a two year maturity. Following maturity, the notes become payable on demand. If Calando is unable to meet its obligations to the bearers of the notes after maturity, Arrowhead may also not be in a position to lend Calando sufficient cash to pay such demand notes individually or all at once. Unless other sources of financing become available, this could result in Calando’s insolvency and Calando would be unable to continue operations.

Unidym. We have debt on our consolidated balance sheet, including a capital lease obligation acquired in connection with Unidym’s acquisition of Nanoconduction, Inc. The capital lease obligation requires us to pay $1.5 million in 19 monthly payments for capital equipment at Unidym’s Sunnyvale, California location and the equipment itself serves as collateral for the debt. Unidym’s ability to make payments on its indebtedness will depend on its ability to conserve the cash that it has on hand and to generate cash in the future. Neither Unidym nor Arrowhead currently generates significant revenue. Because Unidym does currently have a substantial amount of cash on hand, Unidym might be required divert cash from development activities or to generate cash via debt or equity financing to be able to meet the monthly payment requirements under the capital lease obligation. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Also, given the current economic credit crisis, financing options might be limited going forward, which could prevent Unidym from obtaining the necessary funds to pay its indebtedness when due. Because the equipment serves as collateral for the debt, if Unidym is unable to make the monthly payments when due, the lessor of the equipment, at its discretion, may seize the equipment and Unidym would not be able to use the equipment in its development activities.

The costs to fund the operations of our Subsidiaries are difficult to predict, and our anticipated expenditures in support of our Subsidiaries may increase for a variety of reasons.

        It is possible that the completion of our clinical studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm the Company’s results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete or the amount or timing of the net cash inflows from the current activities of any of our biopharmaceutical Subsidiaries or investments. Until the Company obtains further relevant pre-clinical and clinical data, it will not be able to estimate its future expenses related to these programs or when, if ever, and to what extent, the Company will receive cash inflows from resulting products.

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

Risks Related to Our Business Model and Company

We are a development stage company and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is still in the development stage. We currently own majority interests in four subsidiary companies, investments in two early stage biotech companies and, through Unidym, one university research project at Duke University. Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

The costs and effect of consolidating Unidym’s facilities and operations are difficult to predict and could be substantial.

Unidym is in the process of consolidating its facilities and operations. Unidym has leased a new facility in Texas that it has decided not to occupy and we cannot predict how long it will take to sublease the property, if it can be subleased at all. The lease on a portion of Unidym’s current facility has been terminated and the facility must be completely vacated in the near future. As part of it lease on its Houston facility, Unidym is obligated to make certain repairs and clean up the facility. In addition, Unidym has two facilities in Northern California, both of which it will continue to occupy until its Sunnyvale, CA facility is retrofitted with all of the capabilities that are needed. The amount of time for which Unidym will be obligated under the various leases and the cost for retrofitting is difficult to estimate, as well as the associated costs. These costs will divert funds from development activities and could place significant financial strain on Unidym and the time required to make the retrofits could result in delay in bringing Unidym’s products to market. The consolidation included some recent reduction in Unidym’s management and technical teams and Unidym plans to make additional cuts in the near future. With these cuts, it is possible that valuable know-how will be lost and that Unidym’s development efforts could be negatively affected.

There are substantial inherent risks in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop nanotechnology for commercial use.

Our company finances research and development of nanotechnology, which is a new and unproven field. Our research scientists are working on developing technology in various stages. However, such technology’s commercial feasibility and acceptance is unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. To date, our research and development projects have not produced commercially viable applications, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. For example, our scientists must determine how to design and develop nanotechnology applications for potential products designed by third parties for use in cost-effective manufacturing processes. Because of these uncertainties, it is possible that none of our potential applications will be successfully developed. If we are unable to successfully develop nanotechnology applications for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

We have not generated significant revenues and our business model does not predict significant revenues in the foreseeable future.

To date, we have only generated a small amount of revenue as a result of our current plan of operations. Moreover, given our strategy of financing new and unproven technology research, we do not expect to realize significant revenue from operations in the foreseeable future, if at all.

We will need to achieve commercial acceptance of our applications to generate revenues and achieve profitability.

Even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis. If our research efforts are successful on the technology side, it could take at least several years before this technology will be commercially viable. During this period, superior competitive technologies may be introduced or customer needs may change, which will diminish or extinguish the commercial uses for our applications. Because nanotechnology is an emerging field, the degree to which potential consumers will adopt nanotechnology-enabled products is uncertain. We cannot predict when significant commercial market acceptance for nanotechnology-enabled products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept nanotechnology-enabled products, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technological applications to manufacturers for products accepted by customers. If we are unable to cost-effectively achieve acceptance of our technology among original equipment manufacturers and customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We may be unable to scale up our manufacturing processes in a cost effective way.

In some cases, nanotechnology will require new technological and manufacturing processes that, at this time, are very expensive and subject to error. There is no assurance that technology and manufacturing processes will expand and improve quickly enough to enable our targeted products to be made within rigorous tolerances cost effectively. If manufacturing and mass production are not available at a favorable cost, our technology may not be adopted by the applicable industry. Under such scenario, we may not achieve our business plan for one or more process or product, which could adversely impact the value of our common stock.

We will need to establish additional relationships with strategic and development partners to fully develop and market our products.

We do not possess all of the resources necessary to develop and commercialize products that may result from our technologies on a mass scale. Unless we expand our product development capacity and enhance our internal marketing, we will need to make appropriate arrangements with strategic partners to develop and commercialize current and future products. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

•	a development partner would likely gain access to our proprietary information, potentially enabling the partner to develop products without us or design around our intellectual property;

•

we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our product candidates or to their marketing and distribution; and

•

disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

Arrowhead will need to retain a controlling interest, by ownership, contract or otherwise, in Calando and Unidym in order to avoid being deemed an investment company under the Investment Company Act of 1940.

Companies that have more than 100 U.S. shareholders or are publicly traded in the U.S. or are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of Arrowhead’s assets consists of, and a substantial part of Arrowhead’s income is derived from, interests in majority-owned subsidiaries and companies that it primarily controls, whether by contract or otherwise, Arrowhead may be required to register and become subject to regulation under the Investment Company Act. Because Investment Company Act regulation is, for the most part, inconsistent with Arrowhead’s strategy of actively managing and operating its portfolio companies, a requirement to operate its business as a registered investment company would restrict our operations and require additional resources for compliance.

If Arrowhead is deemed to be, and is required to register as, an investment company, it will be forced to comply with substantive requirements under the Investment Company Act, including:

•	limitations on its ability to borrow;

•	limitations on its capital structure;

•	restrictions on acquisitions of interests in associated companies;

•	prohibitions on transactions with affiliates;

•	restrictions on specific investments; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

Nanotechnology-enabled products are new and may be viewed as being harmful to human health or the environment.

There is public concern regarding the human health, environmental and ethical implications of nanotechnology that could impede market acceptance of products developed through these means. Nanotechnology-enabled products could be composed of materials such as carbon, silicon, silicon carbide, germanium, gallium arsenide, gallium nitride, cadmium selenide or indium phosphide, which may prove to be unsafe or harmful human health or to the environment because of the size, shape or composition of the nanostructures. For this reason, these nanostructures may prove to present risks to human health or the environment that are different from and greater than the better understood risks that may be presented by the constituent materials in non-nanoscale forms. Because of the potential, but at this point unknown, risks associated with certain nanomaterials, government authorities in the United States or individual states, and foreign government authorities could, for social or other purposes, prohibit or regulate the use of some or all nanotechnologies. The United States Environmental Protection Agency has in that regard recently taken steps towards regulation of the manufacture and use of certain nanotechnology-enabled materials, including those containing carbon nanotubes or nanosilver. Further, in a just-released report, the United States National Academy of Sciences/National Research Council concluded that the U.S. government needs to develop a more robust and coordinated plan for addressing the potential environmental, health, and safety risks of nanomaterials. The regulation and limitation of the kinds of materials used in or used to develop nanotechnology-enabled products, or the regulation of the products themselves, could halt or delay the commercialization of nanotechnology-enabled products or substantially increase the cost, which will impair our ability to achieve revenue from the license of nanotechnology applications.

We may not be able to effectively secure first-tier research and development projects when competing against other ventures.

We compete with a substantial number of other companies that fund early-stage, scientific research at universities to secure rights to promising technologies. In addition, and many venture capital firms and other institutional investors invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater resources than we do. Therefore, we may not be able to secure the opportunity to finance first-tier research and commercialization projects. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.

We rely on outside sources for various components and processes for our products.

We rely on third parties for various components and processes for our products, including the manufacture of Calando’s product candidates. While we try to have at least two sources for each component and process, we may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist, or does not exist on acceptable terms. In addition, due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected. Therefore, it is possible that our business plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors.

We must overcome the many obstacles associated with integrating and operating varying business ventures to succeed.

Our model to integrate and oversee the strategic direction of various subsidiaries and research and development projects presents many risks, including:

•	the difficulty of integrating operations and personnel; and

•	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures.

If we are unable to timely and efficiently design and integrate administrative and operational support for our subsidiaries, we may be unable to manage projects effectively, which could adversely affect our ability to meet our business objectives and the value of an investment in our company could decline.

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

Arrowhead provides managerial and operational support for our Subsidiaries. At times over the course of the Company’s development, our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, as our subsidiaries’ businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company. In the near term, Arrowhead has consolidated management responsibilities for our Subsidiaries at the Arrowhead level. Failure to effectively manage those responsibilities in light of increased responsibilities and the Company’s financial condition could have a material adverse effect upon the value of the Company.

Our success depends on the attraction and retention of senior management and scientists with relevant expertise.

Our future success will depend to a significant extent on the continued services of our key employees. In addition, we rely on several key executives to manage each of our subsidiaries. We do not maintain key man life insurance for any of our executives. Our ability to execute our strategy also will depend on our ability to continue to attract and retain qualified scientists, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

Members of our senior management team and Board may have a conflict of interest in also serving as officers and/or directors of our Subsidiaries.

While we expect that our officers and directors who also serve as officers and/or directors of our Subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President is a minority equity holder in and the founder, CEO and board member of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board will have a greater influence on such decisions.

Our research and product development efforts pertaining to the pharmaceutical industry are subject to additional risks.

Our subsidiaries, Calando and Tego, as well as minority investments Nanotope and LBS, are focused on research and development projects related to new and improved pharmaceutical candidates. Drug development is time-consuming, expensive and risky. Even product candidates that appear promising in the early phases of development, such as in early animal and human clinical trials, often fail to reach the market for a number of reasons, such as:

•	clinical trial results are not acceptable, even though preclinical trial results were promising;

•	inefficacy and/or harmful side effects in humans or animals;

•	the necessary regulatory bodies, such as the FDA, did not approve our potential product for the intended use; and

•	manufacturing and distribution is uneconomical.

Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. If Calando is unable to cost-effectively achieve acceptance of their respective biopharmaceutical technology, or if the associated drug products do not achieve wide market acceptance, the business of Calando will be materially and adversely affected, and the value of our interest in this subsidiary will diminish.

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

The ability of Calando, Tego and our minority investments Nanotope and LBS to market products successfully will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for the products of these companies. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect their ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these Subsidiaries. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

There may be a difference in the investment valuations that we used when making initial and subsequent investments in our Subsidiaries and Minority Investments and actual market values.

Our investments in our Subsidiaries and Minority Interests were the result of negotiation with Subsidiary management and equity holders, and the investment valuations were not independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that there exist comparable public companies to provide a meaningful valuation comparison. Accordingly, we have not sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a Subsidiary, the ultimate sale price may be for a value substantially lower or higher than previously determined by us, which could materially and adversely impair the value of our common stock.

Risks Related to Our Intellectual Property

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

Our subsidiaries have licensed rights to pending patents and have filed and will continue to file patent applications. The researchers sponsored by us may also file patent applications that we choose to license. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Even if successful, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated, and frustrate commercialization of products. Additionally, even if patents are issued and are enforceable, others may independently develop similar, superior or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. If we are unable to derive value from our licensed or owned intellectual property, the value of your investment may decline.

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

Because the nanotechnology intellectual property landscape is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. However, we are currently aware of certain patent rights held by third parties that, if found to be valid and enforceable, could be alleged to render one or more of our business lines infringing. If a claim should be brought and is successful, we may be required to pay substantial damages, be forced to abandon any affected business lines and/or seek a license from the patent holder. In addition, any patent infringement claims brought against us or our subsidiaries, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. There can also be no assurance that patents owned or licensed by us or our subsidiaries will not be challenged by others.

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

The technology licensed by our Subsidiaries from various third parties may be subject to government rights and retained rights of the originating research institutions.

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

Risks Related to Regulation of Our Products

We will need approval from governmental authorities in the United States and other countries to successfully realize commercial value from our activities.

In order to clinically test, manufacture and market products for commercial use, two of our current subsidiaries and both of our investments must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies, including the U.S. Food and Drug Administration, or FDA. Technology and product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The time and expense required to perform the necessary testing can vary and is substantial. In addition, no action can be taken to market any biologic, drug or device in the United States until the FDA approves an appropriate marketing application. Furthermore, even after initial FDA approval has been obtained, further trials may be required to obtain additional data on safety and effectiveness. Adverse events that are reported during regulatory trials or after marketing approval can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after approval, can result in product liability claims against us, which could significantly and adversely impact the value of our common stock.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable federal and state regulations.

Our operations, including our research and development and our commercialization efforts, such as clinical trials, manufacturing and distribution, are subject to extensive federal and state regulation. While we have developed and instituted a corporate compliance program, we cannot assure you that our company or our employees are or will be in compliance with all potentially applicable federal and state regulations or laws. If we fail to comply with any of these regulations or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a commercialized product, significant fines, sanctions, or litigation, any of which could harm our business and financial condition.

In order to avoid regulation under the Investment Company Act, Arrowhead may choose to make additional pro rata investments in Unidym to maintain a controlling interest.

If export controls affecting our products are expanded, our business will be adversely affected.

The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries. Our subsidiaries may develop products that might be useful for military and antiterrorism activities. Accordingly, U.S. government export regulations could restrict sales of these products in other countries. If the U.S. government places burdensome export controls on our technology or products, our business would be materially and adversely affected. If the U.S. government determines that we have not complied with the applicable export regulations, we may face penalties in the form of fines or other punishment.

Risks Related to our Stock

Stockholder equity interest may be substantially diluted in additional financings.

Our certificate of incorporation authorizes the issuance of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock, on such terms and at such prices as our board of directors may determine. As of September 30, 2008, 42,934,517 shares of common stock and no shares of preferred stock were issued and outstanding. As of September 30, 2008, 1,559,000 shares and 4,738,310 shares were reserved for issuance upon exercise of options granted under our 2000 Stock Option Plan, or 2000 Plan, and 2004 Equity Incentive Plan, or 2004 Plan, respectively. As of September 30, 2008, options to purchase 1,559,000 shares were outstanding under our 2000 Plan and options to purchase 4,710,322 shares were outstanding under our 2004 Plan. In addition, an inducement grant of an option to purchase 2,000,000 shares of common stock was issued to our CEO as part of his compensation package. As of September 30, 2008, we had warrants outstanding to purchase 5,973,851 shares of common stock that are callable by us under certain market conditions. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants would dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our common stock, depending upon the price and other terms on which the additional shares are issued.

Our common stock price has fluctuated significantly during fiscal 2005, 2006, 2007, and 2008 and may continue to do so in the future.

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

The market for purchases and sales of our common stock may be very limited, and the sale of a limited number of shares could cause the price to fall sharply.

Although our common stock is listed for trading on the NASDAQ Global Market, our securities are currently relatively thinly traded. Our current solvency concerns could serve to exacerbate the thin trading of our securities. For example, mandatory sales of our common stock by institutional holders could be triggered if an investment in our common stock no longer satisfies their investment standards and guidelines as a result of the solvency concerns. Accordingly, it may be difficult to sell shares of common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock. Moreover, our stock price has generally been declining for the last 12 months. Although our common stock had a closing market price of $1.33 as of December 12, 2008, our stock had a closing market value of less than $1.00 at various points in October 2008, which is in violation of Nasdaq’s standard continued listing requirements. Nasdaq has temporarily suspended the enforcement of rules requiring a minimum $1.00 closing bid price, but this suspension is currently only in effect through January 16, 2009. Given the volatility of our stock price, there is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock is trading below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were to be delisted, the market liquidity of our common stock would likely be adversely affected and the market price of our common stock would likely decrease. Such a delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

If securities or industry analysts do not publish research reports about our business, or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. Investors have many investment opportunities and may limit their investments to companies that receive coverage from analysts. If no industry or securities analysts commence coverage of our company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one or more of these analysts cease to cover our industry or us or fails to publish reports about our company regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

The market price of our common stock may be adversely affected by the sale of shares by our management or founding stockholders.

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

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our company that a holder of our common stock might consider in its best interest. Specifically, our board of directors, without further action by our stockholders, currently has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Pasadena, California. The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$17,362	March 1, 2006	62 Months
New York(2)	130 sq ft	$3,600	September 15, 2008	14 Months
Calando	4,354 sq ft	$12,599	June 1, 2006	36 Months
Unidym
Menlo Park, CA(3)	9,255 sq ft	$14,345	February 1, 2007	36 Months
Sunnyvale, CA(3)	20,500 sq ft	$25,625	October 1, 2008	60 Months
Springfield, MO	1,900 sq ft	$2,533	December 1, 2007	24 Months
Houston, TX(4)	8,017 sq ft	$13,362	February 1, 2007	Monthly
Pasadena, TX(4)	28,500 sq ft	$18,200	September 1, 2008	120 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.
(2)	In September 2005, Arrowhead opened an office in New York City and has one employee working out of that office. In September 2008, the lease was renewed for 12 months effective December 1, 2008.
(3)	Unidym is in the process of relocating its Menlo Park, CA operations to Sunnyvale and intends to sublease the Menlo Park facility for the remainder of the current lease.
(4)	Unidym is in the process of relocating portions of its Houston, TX manufacturing operations to Sunnyvale, CA. At the current time, it is Unidym’s intent to sublease the Pasadena, TX location for the remainder of the lease term.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

Facility and equipment rent expense for the years ended September 30, 2008, 2007 and 2006 was $1,075,524, $870,289, and $604,630, respectively. From inception to date, rent expense has totaled $2,978,131.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol “ARWR”. The following table sets forth the high and low bid prices for a share of the Company’s Common Stock during each period indicated. During the year ended September 30, 2008, the weekly trading volume ranged from 183,700 shares to 4,084,200 shares with an average weekly volume of 907,223 shares.

	Fiscal Year Ended September 30,
	2008		2007
	High	Low	High	Low
1st Quarter	5.01	3.36	5.30	4.13
2nd Quarter	3.55	1.90	4.63	3.60
3rd Quarter	3.07	2.13	7.60	4.48
4th Quarter	2.59	1.04	5.42	3.97

Shares Outstanding

At December 11, 2008, an aggregate of 42,934,517 shares of the Company’s Common Stock were issued and outstanding, and were owned by          stockholders of record, based on information provided by the Company’s transfer agent.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

Sales of Unregistered Securities

The Company did not conduct any offerings of equity securities during the fourth quarter of 2008 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during fiscal 2008 or fiscal 2007.

Information Regarding Equity Compensation Plans

The following table provides certain information as of September 30, 2008, with respect to all of the Company’s equity compensation plans in effect on that date.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,007,632	$3.24	289,678
Equity compensation plans not approved by security holders(2)	2,000,000	3.92	—

Total	8,007,632		289,678

(1)	Includes the 2000 Stock Option Plan and the 2004 Equity Incentive Plan.
(2)	Represents an inducement grant as part of the Company’s CEO’s compensation package.

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of Arrowhead and its Subsidiaries as of and for the years ended September 30, 2008, 2007, 2006, 2005, and 2004, derived from Arrowhead’s audited consolidated financial statements included in this Annual Report on Form 10-K and prior years’ reports filed on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation or the retroactive application of FAS 123(R) and the sale of Aonex in 2008 and the discontinuance of Nanotechnica in 2005.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Arrowhead Research Corporation & Subsidiaries Selected Financial Data

Arrowhead Research Corporation

Selected Financial Data

	Year Ended September 30,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
REVENUE	$1,303,201	$1,208,022	$461,280	$580,683	$196,306

OPERATING EXPENSES
Salaries	13,720,561	10,011,266	5,474,018	2,524,234	381,923
Consulting	3,181,952	1,784,080	701,775	348,096	565,253
General and administrative	6,848,332	5,105,357	3,840,562	2,009,695	820,862
Research & development	12,144,529	20,983,824	8,300,838	2,898,345	643,155
Patents amortization	410,408	415,473	391,248	181,752

TOTAL OPERATING EXPENSES	36,305,782	38,300,000	18,708,441	7,962,122	2,411,193

OPERATING LOSS	(35,002,581)	(37,091,978)	(18,247,161)	(7,381,439)	(2,214,887)

OTHER INCOME (EXPENSE)
Loss on equity of investment	(114,729)	—	—	—	—
Gain on sale of stock in subsidiary	—	—	—	2,292,800	—
Unrealized (loss) in marketable securities	—	—	315,616	78,761	(12,113)
Interest	736,343	1,264,237	837,421	147,956	30,980
Other income	—	329	—	3,308	—

TOTAL OTHER INCOME (EXPENSES)	621,614	1,264,566	1,153,037	2,522,825	18,867

LOSS BEFORE MINORITY INTERESTS	(34,380,967)	(35,827,412)	(17,094,124)	(4,858,614)	(2,196,020)

Minority interests	7,445,542	6,727,284	(126,532)	1,078,376	163,008

LOSS FROM CONTINUING OPERATIONS	(26,935,425)	(29,100,128)	(17,220,656)	(3,780,238)	(2,033,012)

Loss from discontinued operations - Nanotechnica, Inc.	—	—	—	(1,234,233)	(108,272)
Loss on disposal of Nanotechnica, Inc.	—	—	—	(73,797)	—
Loss from discontinued operations - Aonex Technologies, Inc.	(459,949)	(830,990)	(1,776,553)	(1,766,650)	(354,858)
Gain on sale of Aonex Technologies	306,344	—		—	—
Provision for income taxes	—	—	—	—	(800)

NET LOSS	$(27,089,030)	$(29,931,118)	$(18,997,209)	$(6,854,918)	$(2,496,942)

Amounts per common share:
Loss from continuing operations per share, basic and diluted	$(0.69)	$(0.81)	$(0.54)	$(0.20)	$(0.18)
Loss from discontinued operations per share, basic and diluted	(0.00)	(0.02)	(0.05)	(0.07)	(0.01)
Net loss per share, basic and diluted	(0.69)	(0.83)	(0.59)	(0.27)	(0.19)
Weighted-average shares, basic and diluted	39,191,298	35,867,091	31,953,806	18,725,263	11,002,094
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	10,093,585	$24,120,097	$28,020,304	$22,543,896	$9,040,554
Working capital	8,176,818	22,409,053	25,855,557	21,789,931	8,807,377
Total assets	17,255,442	29,852,952	34,525,878	29,040,721	11,915,778
Current liabilities	2,384,299	2,896,375	2,920,234	1,024,064	689,698
Minority interest	—	152,609	934,438	1,889,190	1,777,699
Stockholders’ equity	12,302,609	26,303,968	30,671,206	26,127,467	9,448,381

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of the company Arrowhead (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc., Unidym, Inc., Agonn Systems, Inc. and Tego Biosciences Corporation and (5) the term “Common Stock” refers to Arrowhead Research’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

Arrowhead is a nanotechnology holding company striving to bring new products to market via its subsidiaries and investments in the healthcare, electronics, and clean energy industries. Our mission is to create shareholder value by building Subsidiaries that may be monetized in three primary ways: (1) Subsidiaries may be sold to other companies with proceeds flowing back to Arrowhead; (2) Subsidiaries may execute an IPO, with proceeds flowing back to Arrowhead and/or providing Arrowhead with tradable stock; and (3) Subsidiaries may become mature operating units with earnings consolidated with Arrowhead. In the near-term, we are focused on maximizing the value of our most mature Subsidiaries, Calando Pharmaceuticals, Inc. and Unidym, Inc., through internal development, partnership and license arrangements, as well as pursuing new sources of cash investments. Our longer-term strategy for development and investment in existing Subsidiaries and minority investments will be determined by cash availability and the strength of technology and market opportunity. Arrowhead is continually identifying and developing business opportunities for new areas of investment which may be engaged as capital resources allow.

Cash Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development of products at our Subsidiaries, in particular Calando and Unidym, has required significant capital investment since the Company’s inception in 2003 and will continue to require significant cash investment in fiscal 2009 for the Company to fund operations at historical levels. At September 30, 2008, Arrowhead had cash on hand of approximately $10 million on a consolidated basis. The Company recognizes that if no additional cash resources are obtained, the Company must scale back its cash consumption to remain a going concern.

The Board has approved a strategy for the Company to conserve cash resources and seek sources of new capital. To execute on this strategy, the Board will seek to accomplish one or more of the following on favorable terms:

•	out-license of technology;

•	sale of a subsidiary;

•	sale of non-core assets;

•	funded joint development or partnership arrangements; and

•	sale of securities.

The Company is actively involved in discussions with third parties regarding many of these alternatives. Until such time as one or more of these goals is accomplished, the Company will continue to implement streamlining and cash conservation measures begun in fiscal 2008 and defer major investment in new initiatives. If no additional cash is obtained by mid second quarter 2009, the Company has a plan to make even deeper cuts in its development efforts at Calando and Unidym and reduce expenses at Arrowhead to insure that the Company has cash to fund operations in a limited manner through fiscal 2009 and into 2010.

Majority-owned Subsidiaries

Arrowhead is highly active in the operation of its Subsidiaries, centralizing key management responsibilities at the Arrowhead level. Each Subsidiary is staffed with its own technical team that focuses on its specific technology and markets, while Arrowhead provides initial management and services including operational support, business development and financing. We believe this provides our Subsidiaries with significant competitive advantages. We previously retained management teams at Calando and Unidym to manage and grow their operations. Our board of directors determined that independent management teams at Calando and Unidym required significant cash and reduced the overall efficiency of the companies on a consolidated basis. During fiscal 2008 and in the first quarter of fiscal 2009, Calando and Unidym terminated senior management to conserve cash and consolidate financial and strategic operations at Arrowhead.

          Arrowhead currently has two majority-owned Subsidiaries, two wholly owned subsidiaries (the “Subsidiaries”), and has minority investments in two development stage nanotechnology companies. The Company’s Subsidiaries seek to commercialize a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and fullerene anti-oxidants. The Company’s minority investments are focused on developing advanced nanomaterials for spinal cord injury and wound healing and drug delivery technology. In fiscal 2008, the Company took significant steps to streamline operations at each of its majority-owned subsidiaries and to consolidate management at the Arrowhead level. The Company expects to continue this trend into fiscal 2009.

At September 30, 2008, the Company had two majority-owned, operating Subsidiaries, Calando Pharmaceuticals, Inc. (“Calando”) and Unidym, Inc. (“Unidym”, formerly NanoPolaris, Inc.), and two wholly owned subsidiaries, Tego BioSciences Corporation (“Tego”) and Agonn Systems, Inc. (“Agonn”). In fiscal 2008, the Company acquired minority interest in two other nanotechnology companies, Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies. As part of its model, the Company expects to create or acquire subsidiaries to commercialize promising technologies, close a subsidiary based upon lack of technical or business progress or sell a subsidiary if an attractive offer is received.

Calando

In the second quarter of fiscal 2008, the Company merged two majority owned Subsidiaries, Insert Therapeutics, Inc. and Calando to bring both drug delivery platforms into the same company. The merged company is operating under the name Calando Pharmaceuticals, Inc. At the same time, Calando shifted focus from preclinical and pipeline development to emphasize its clinical program. Consequently, Calando’s operations were streamlined by reductions in executive and technical staff and the two facilities were consolidated. In connection with the reduction in Calando’s executive management, Arrowhead took over the management of Calando. These actions reduced the consumption of cash for salaries and facilities, however, significant cash was consumed in fiscal 2008 in preparations to enter a second clinical trial, clinical trial expenses for Calando’s Phase I study, and the development of a second RNAi therapeutic. Since the merger in April 2008, Arrowhead has made a series of cash advances totaling approximately $5 million to fund Calando’s operations. Calando’s cash consumption fluctuates from quarter to quarter depending on the progress of its projects, but in fiscal 2008, it has ranged between $2.2 million and $2.6 million per quarter. If Calando is unsuccessful in attracting additional capital and Arrowhead does not have sufficient cash resources to support Calando’s operations, some or all of Calando’s development projects would have to be scaled back, interrupted, or abandoned in order to manage cash so that Calando limited operations through fiscal 2009 and into 2010.

Subsequent to September 30, 2008, Calando raised $2.7 million of additional funds through the sale of senior unsecured convertible promissory notes (“New Notes”) (of which $1.1 million has been received), in which financing, Arrowhead participated by buying $200,000 of the New Notes and agreeing to subordinate principal and interest on Arrowhead’s $5.3 million of demand notes to the New Notes sold. The New Notes have a 2 year maturity and bear 10% interest compounded annually. Unpaid principal of the Note and accrued but unpaid interest thereon is convertible into common stock of Calando at a conversion price of $0.576647 per share, subject to adjustment, at any time in the sole discretion of the holder. In the event of a defined sale event holders of New Notes have other exchange and conversion options.

Calando Pharmaceuticals is Arrowhead’s most mature biopharmaceutical subsidiary. Based on technology developed at the California Institute of Technology, Calando’s proprietary linear cyclodextrin nanoparticle technology is designed to deliver small molecule drugs using Calando’s CyclosertTM system and RNAi therapeutics using the RONDELTM system. Using these platform systems, Calando has developed two anti-cancer drug candidates that are currently undergoing human clinical trials. The Company believes that Calando is an attractive near term partnership candidate or acquisition target for several pharmaceutical and biotech companies that are active in the development of RNAi therapeutics. Systemic delivery has posed a major hurdle to the clinical development of siRNA therapeutics. Calando is in ongoing discussions with multiple potential partners and acquirers.

Calando’s RONDEL-enabled siRNA-based therapeutic, CALAA-01, is currently undergoing a phase I clinical trial in patients with solid tumors at the UCLA Jonsson Cancer Center in Los Angeles, California, and at South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas. CALAA-01 targets the expression of the M2 subunit of ribonucleotide reductase, a clinically validated cancer target. To our knowledge, Calando is the first and only company with a clinical stage systemic delivery system enabled siRNA therapeutic. Further, we believe CALAA-01 is also the only clinical stage siRNA therapeutic candidate for the treatment of cancer. Although this study has only recently begun, it has progressed without complications. Additionally, Calando is performing preclinical studies on CALAA-02, a second RONDEL-enabled anti-cancer siRNA therapeutic candidate targeting expression of the hypoxia inducible factor-2 alpha gene.

Calando’s other nano-engineered polymer delivery system, Cyclosert, is designed to deliver small molecule drugs and peptides. IT-101, Calando’s first clinical small molecule candidate, is a combination of Cyclosert and Camptothecin, a potent anti-cancer therapeutic. A Phase I trial for IT-101 was completed in October 2008. All Phase I trial endpoints were successfully achieved. The drug was found to be well tolerated in both the Phase Ia and Ib studies of the trial. In addition, a high proportion of patients displayed stable disease following treatment. Based on these encouraging Phase I results, Calando has opened a Phase II trial for ovarian cancer.

We believe there is opportunity to derive additional value from the further development of Cyclosert and RONDEL systems, as they have been demonstrated to enhance and enable the delivery of multiple pharmaceutical entities, including peptides and small molecules as well as other RNA and DNA-based oligonucleotides. CALAA-02 is being developed to demonstrate the fast track to the clinic that can be provided by the RONDEL system. Also, Calando is applying its library of Cyclosert linkers to develop new conjugate oncology therapeutics with the goal of improving the efficacy and side effect profile of generic and in-licensed compounds. Ultimately, the Company believes Calando provides a platform opportunity that could enable the creation of multiple new drug candidates. Continuation of Calando clinical and pipeline candidates could be limited by the capital resources available. In order to fund continued development, subsequent to September 30, 2008, Calando has signed agreements to issue $2.7 million in New notes of which $1.1 million has been received and is seeking an additional $2.3 million. If Calando is unable to secure additional funding, and Arrowhead has insufficient capital to loan or invest in Calando, Calando’s development efforts could be slowed or interrupted. Arrowhead owns 64% of the outstanding stock of Calando. If Calando raises substantial outside capital to fund operations, Arrowhead’s ownership interest could be diluted.

          Calando’s efforts on CALAA-01, IT-101 and its other pipeline candidates are preliminary, and there is no assurance that they will be successful. . There are numerous technical, regulatory and marketing challenges that must be overcome to successfully commercialize Calando’s products, including, but not limited to the following:

•	Advancing Calando’s pipeline candidates requires extensive preclinical testing and approval by the FDA is required before clinical testing can commence.

•	Advancing Calando’s therapeutic candidates through preclinical and clinical testing is expensive and takes a long time.

•	Complications may arise that would cause the clinical testing to be interrupted or stopped. FDA approval is required before Calando’s products could be sold.

•	Even if FDA approval is eventually obtained, there is no assurance that it will be accepted by the medical community.

It is not possible at this time to accurately determine the final cost of Calando’s development projects, the completion dates, or when or if revenue will commence.

Unidym

Unidym raised a total of $14 million of equity financing in fiscal 2008. In fiscal 2008, Unidym consumed large amounts of cash to scale up the manufacture of carbon nanotubes, scale up for the production and sale its first carbon nanotube based film product, acquire another nanotech company, expand its business development activities, and prepare for an initial public offering. In the first and second quarters of fiscal 2008, Unidym expanded its executive, technical and administrative staff for these activities. Unidym’s cash burn ramped from $2 million in the second quarter, $3.6 million in the third quarter and $4.2 million in the fourth quarter. In the fourth quarter, it was clear that Unidym would be unable to meet its fund raising goals to support its 2009 cash needs. Moreover, technical development took longer than expected. Additionally, it became evident that dramatic change in the financial market would not allow an initial public offering. Starting in October 2008, several general and administrative positions were eliminated. Approximately, half of its team in its Houston, TX facility was put on unpaid leave to conserve cash. Further cuts to personnel and consolidation of facilities are planned to bring Unidym’s cash burn to 60% of its high water mark in fourth quarter 2008. However, Unidym will still need to obtain additional cash to fund its operations and obligations through fiscal 2009.

Subsequent to September 30, 2008, Unidym raised $2 million from the sale of Series C-1 Preferred Stock to TEL Ventures. The sale of these securities was associated with Unidym’s entry into a Security Agreement granting TEL a security interest in Unidym’s physical and intellectual property (the ‘Collateral;’ which, however, excludes Unidym’s rights under the Rice license and shares of Ensysce Biosciences, Inc.). The Subscription Agreement provided TEL with two put options. TEL may exercise the first put option if Unidym fails to enter into a Joint Development Agreement with TEL by June 30, 2009. In that case, Unidym must buy back TEL’s Unidym shares for $2 million before March 2010. TEL may exercise the second option if Unidym fails to meet certain cash requirements by June 30, 2009. Those requirements would be met if Unidym raises $7 million through any combination of a sale of its equity; the sale or license of some or all of its assets and businesses including positions in Ensysce Biosciences, Nexeon MedSystems or Nanocondution; or sales of products. Only if TEL exercises this put option between June 30 and July 31, 2009, shall Unidym be obligated to repurchase the Series C-1 Preferred Stock for $2.4 million within ten days notification of exercise. In the event of a default under the Security Agreement, e.g., inability to pay either of the put options, bankruptcy, admission of inability to pay its bills; TEL can take possession of the Collateral and keep net proceeds of any sale thereof.

A material portion of Unidym’s intellectual property portfolio is exclusively licensed from Rice University. If the sum of Unidym’s debts, liabilities and other obligations is greater than all of Unidym’s assets at fair valuation or if Unidym is generally not paying its debts, liabilities and other obligations as they come due; the Rice license would terminate.

Unidym is the Company’s most mature nanomaterials company and provides an example of a company-building strategy that Arrowhead plans to replicate in other areas of nanotechnology. Through the acquisition of a foundational intellectual property portfolio in the manufacture and applications of carbon nanotubes (CNTs), Unidym has developed a strong technology base in CNT technology that we believe can serve as a platform for innovation and new products. Unidym has already developed world-leading high performance carbon nanotube materials manufactured by scalable processes. Unidym’s product development efforts are focused on the electronics industry, where there is continuing demand for higher performance materials. Unidym’s product development has been focused on thin, transparent film of carbon nanotubes on a flexible substrate. Unidym is also working with leading LCD companies, including a joint development agreement with Samsung Electronics, to incorporate CNT films into their display devices. Through its various collaborations, Unidym has also fabricated prototype LCD and electrophoretic displays incorporating CNT-based films.

The capital expenditures associated with CNT synthesis are kept low by both the scalability of Unidym’s CNT synthesis process and the fact that only trace amounts of CNTs are required per unit area of film. Additionally, Unidym can leverage the substantial excess capacity left in the coating industry by the decrease in demand for photographic film. For its initial product offering to touch panel makers, Unidym is currently evaluating the most favorable business model to pursue. In one model, Unidym would synthesize CNTs, formulate those CNTs into a coating ink, and outsource production of the films to a toll coater to produce the film. Unidym would pay for production of the films on a time and materials basis, and Unidym would directly market and sell the films to touch panel makers. Under a second model that is less capital intensive, Unidym would synthesize CNTs and CNT inks, and then ship the inks to company that would manufacture and sell films to touch panel makers.

Unidym’s facilities in Houston, Texas have historically provided bulk CNT materials to customers primarily for research or early commercial prototyping processes. This activity has provided modest revenues for Unidym. The lease on the Houston facility has been terminated and Unidym must vacate the premises in the near future. Unidym has decided not to occupy its new facility in Houston and is currently evaluating whether to continue to sell bulk CNT materials. The facility in Houston also provides materials for Unidym’s CNT film product. Unidym is currently exploring more cost effective alternatives to produce CNTs for its film product than operating its Houston facility. Alternatives include moving its production capabilities to its Sunnyvale facility or outsourcing CNT production to a third party. If Unidym decides to move its production capabilities for CNTs Sunnyvale, it will incur significant costs for the retrofit and the time required could result in a delay in bringing Unidym’s products to market and an interruption or cessation of Unidym’s revenues.

Development, production and sale of Unidym’s products have required and is expected to continue to require significant investment and to take a long time. There are a variety of technical, cost, and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other CNT products, the final cost of scaling up the production process, when or if Unidym will generate significant licensing revenue, or when or if Unidym will become profitable.

In July 2008, Unidym acquired Nanoconduction, Inc., a Sunnyvale, CA company developing nano-based electronic cooling technology (“Nanoconduction”). The merger provides Unidym with access to Nanoconduction’s patent portfolio, which will supplement Unidym’s existing patent portfolio and provides Unidym with additional opportunities to out-license and leverage its technology. In addition, through the merger, Unidym will gain access to research facilities and equipment that will be used in Unidym’s ongoing research and development activities.

Unidym accomplished the acquisition of Nanoconduction through an equity exchange, as follows. Arrowhead invested $250,000 in Unidym through a cashless investment by issuing 114,115 shares of unregistered Common Stock to the owners of Nanocondution. In exchange for this investment, the Company received 138,889 additional shares of Series C Preferred Stock of Unidym. As additional consideration, Unidym agreed to assume and discharge Nanoconduction’s assets and liabilities. Assets included equipment and leasehold improvements with an estimated net book value of approximately $2.9 million including intellectual property related to the use of carbon nanotubes for thermal management. Liabilities included approximately $1.0 million of accounts payable and accrued liabilities and approximately $1.7 million in capital equipment loans. The equipment loans are guaranteed by Unidym and secured by a lien on Nanoconduction assets. Unidym entered into a new five-year lease for the facilities currently occupied by Nanoconduction in Sunnyvale, California, with the intention of moving Unidym’s existing Menlo Park operations to the Nanoconduction facility.

In March 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce’) whose focus is research into the medical therapeutic applications of carbon nanotubes. From March 2008 to November 2008, Ensysce was both funded and effectively controlled by a related party to Unidym who also serves as a director of Unidym. In November 2008, Unidym sold its 50 percent interest in Ensysce to the controlling shareholder for $700,000, and will recognize a gain on the sale during the first quarter of fiscal 2009.

Tego

Tego’s primary asset is an intellectual property portfolio that includes key patents for the modification of fullerenes. Tego does not control the intellectual property relating to making fullerenes, however we believe that it does control key patents that are critical in making fullerenes into useable products. We believe Tego is in a position to monetize its proprietary compounds and enabling patents through a licensing and partnership model. Currently, Tego has no employees or facilities and its technical and business development is handled at the Arrowhead level. Tego is in discussions with other companies regarding potential partnerships and licenses which could enable Arrowhead to capture value via near-term revenue, as well as long-term royalties. Tego’s development and licensing activities are preliminary, and there is no assurance that they will be successful. It is not possible at this time to accurately determine the final cost of developing or licensing Tego’s technology, the completion date, or when or if revenue will commence.

Agonn

Agonn Systems Corporation is Arrowhead’s newest Subsidiary, formed in 2008 to develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. Agonn is pursuing a strategy to acquire energy storage technologies based on nanoscale engineering from research institutions. Agonn has outsourced the development of prototype ultracapacitors based on carbon nanomaterials and other advanced materials. We believe the markets for energy storage products are substantial, ranging from consumer electronics to vehicles to heavy industry and that emerging clean technology platforms offer significant market opportunities for new energy storage devices, in part because traditional batteries do not meet many of the key requirements for energy density, lifetime and efficiency.

Agonn has no facilities or employees and is managed entirely by Arrowhead. At September 30, 2008, Agonn was a wholly-owned subsidiary of the Company. The Company expects that this ownership interest may be diluted in the future with the issuance of equity to strategic partners. Agonn’s research and development activities are preliminary, and there is no assurance that they will be successful. It is not possible at this time to accurately determine the final cost of developing Agonn’s technology, the completion date, or when or if revenue will commence.

Minority Investments

Nanotope

Nanotope is a company in the field of regenerative medicine developing a suite of products customized to regenerate specific tissues; including neuronal, vascular, bone, myocardial, and cartilage. Its two lead candidates are focused on spinal cord regeneration and treatment of peripheral artery disease.

The Company acquired its initial stake in Nanotope from a Nanotope shareholder in April 2008 and increased its position through a direct in investment of $2M in two tranches of $1 million each in July and September 2008. At September 20, 2008, the Company owned 22% of Nanotope’s outstanding securities. The Company may increase its stake in Nanotope if the opportunity arises, the Company has the capital resources and Nanotope’s technology development continues to move forward. The Company’s investment in Nanotope is accounted for using the equity method of accounting.

Related Party Interests

Nanotope was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group Dr. Anzalone owns 1,395,900 shares of Nanotope common stock, or approximately 14.2% (after giving effect to the sale of stock to Arrowhead in its investments in Nanotope) of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

Leonardo Biosystems, Inc.

Leonardo is a drug delivery company that employs a novel strategy aimed at dramatically increasing targeting efficiency. Leonardo has licensing agreements and contract research agreements with UT Houston for production of preclinical amounts of nanoparticles. Animal testing suggests that Leonardo’s platform enables significantly increased targeting. The Company currently owns 6% of Leonardo. The Company is interested in increasing its stake in Nanotope if the opportunity arises, the Company has the capital resources and Leonardo’s technology development continues to move forward. The Company’s investment in Leonardo is accounted for using the cost method of accounting.

Related Party Interests

Like Nanotope, Leonardo was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group Dr. Anzalone owns 918,750 shares of Leonardo common stock, or approximately 17% of the outstanding stock of Leonardo. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Leonardo directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Leonardo. Dr. Anzalone currently serves on the Leonardo board in a seat reserved for Leonardo’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Leonardo since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Leonardo since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Leonardo before he joined the Company.

Aonex—Discontinued Operation

In 2007, Arrowhead determined that in order to monetize its investment in majority owned subsidiary Aonex Technologies, Inc., it should seek to partner its technology with another company with greater financial resources and market reach. In May 2008, Arrowhead sold its stake in Aonex to New Hampshire based Amberwave Systems, Inc. for upfront and milestone payments of up to $7.5 million plus a royalty on solar products or licenses. Amberwave took over Aonex’s Pasadena, California operations and is continuing to develop Aonex’s technology. The losses incurred by Aonex are segregated in the Consolidated Statement of Operations as Loss from Discontinued Operation—Aonex.

Academic Partnerships

In prior years, Arrowhead devoted significant capital resources to sponsored research. As the Subsidiaries have matured, the Company has decreased its reliance on sponsored research for technology development and sponsored research expense has decreased. As of September 30, 2008, Arrowhead had one active sponsored research agreement at Duke University through Unidym. Depending on capital resources, Arrowhead is likely to continue to invest in nanoscience research and development through sponsored research agreements at universities.

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

In addition to these general factors, specific factors that will determine the eventual cost to complete the current projects at Calando include the following:

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

Revenue Recognition

Revenue from product sales are recorded when persuasive evidence exists that an arrangement exists, title had passed and delivery has occurred, a price was fixed and determinable, and collection was reasonably assured.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, trial (including pre-clinical, clinical and other) and production costs, purchased in-process research expenses, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development. Research and development costs are expensed as incurred.

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

Results of Operations

The Company had a consolidated loss of approximately $27.1 million for the year ended September 30, 2008, compared to a consolidated loss of $29.9 million and $19.0 million for the years ended September 30, 2007 and 2006, respectively.

The decrease in the fiscal 2008 consolidated loss over fiscal 2007 and fiscal 2006 is the result of a number of factors. First, there was a non-recurring expense of $9,597,000 in 2007 for purchased in-process research and development related to Unidym’s merger with CNI. Secondly, there was a reduction of approximately $3 million in Calando’s fiscal 2008 outside lab and contract services expense. Calando incurred major expenses during fiscal 2007 related to preclinical research, preparation for the filing of its Investigational New Drug application (IND) with the U.S. Food and Drug Administration, (“FDA”) for CALAA-01, obtaining sufficient drug inventories to be able to enter phase I clinical trials with CALAA-01, and payment for preparation required to enter the trials. With the initiation of the phase I trial for CALAA-01, the need in 2008 to incur outside labs and contract service expenses was reduced. Salary expense continued to increase in fiscal 2008 as the Company bolstered its management team at Arrowhead and Unidym. Unidym’s rapid growth started in July of 2006 and accelerated with the merger with CNI in April 2007.

In 2007 and 2006, staff increased at Calando to accommodate the increase in development efforts of new products and of the IND to be filed by Calando. Also in fiscal 2007, legal expenses increased as the Company completed the merger with CNI, a private placement for Calando and a private placement for Arrowhead.

In fiscal 2009, significant expense is expected to be incurred in the manufacture of the components for CALAA-02, preparation for an IND for CALAA-02 and the continuation of Calando’s clinical trials. Continued clinical and preclinical development of Calando’s drug candidates will depend on the cash resources available to Calando. Significant expense is expected to be incurred in the further development of Unidym’s products. It is expected that an alternative source for carbon nanotubes will be identified or manufacture of carbon nanotubes will be consolidated with Unidym’s product development facility in California. This is expected to result in reduced cash consumption in Texas which would be partially offset by costs necessary to relocate the production capability in California. The goal is to reduce development costs at Unidym substantially and the pace of development will depend on the cash resources available to Unidym. It is expected that the trend to consolidate management of the Subsidiaries at Arrowhead will continue with the goal to reduce cash outlay throughout the Company.

Revenues

The Company generated revenues of $1,303,000, $1,208,000 and $595,000 for the three years ended September 30, 2008, 2007 and 2006, respectively. The revenue for the year ended September 30, 2008 consists of $570,000 from grants to fund research for the development of carbon nanotube applications, $85,000 from license fees from Unidym technology, and $648,000 from the sale and delivery of carbon nanotubes to third parties. The revenue for fiscal 2007 consists of $874,000 from grants to fund research for the development of carbon nanotube applications, $326,000 from the sale and delivery of carbon nanotubes to third parties and $8,000 for in residual funded research. The $461,000 of revenue in 2006 resulted from a commercial license fees when Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT) for the combination of Calando’s polymeric RNAi delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus. The license was terminated by mutual agreement in July 2006. Revenues in 2009 cannot be estimated as Unidym is re-evaluating its strategy with regard to the sale of bulk carbon nanotubes and it is not clear when Unidym may have revenue from film sales.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three years ended September 30, 2008, 2007 and 2006, are shown in the tables below. Prior period amounts have been reclassified to conform to the current period presentation. The amounts for each period have been adjusted to include the adoption of SFAS 123R and the sale of Aonex and its inclusion in discontinued operations.

Salary & Wage Expenses

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative compensation related expense and research and development compensation related expense depending on the primary activities of each employee. The following table details salary and related expenses for fiscal 2008, fiscal 2007 and fiscal 2006.

(in thousands)

	Year Ended September 30, 2008	% of expense category	Year Ended September 30, 2007	% of expense category	Year Ended September 30, 2006	% of expense category
G&A—compensation-related	$6,675	49%	$4,376	44%	$2,125	39%
Stock-based compensation	3,187	23%	2,176	22%	1,369	25%
R&D—compensation-related	3,858	28%	3,459	34%	1,948	36%

Total	$13,720	100%	$10,011	100%	$5,442	100%

In reviewing comparative information from year to year, it is helpful to understand that since inception in May 2003 and hiring its first employee in mid-2004, the Company founded Aonex (April 2004), NanoPolaris (April 2005), Calando (February 2005), Nanotechnica (September 2004 and closed in June 2005), acquired Insert (June 2004) and Unidym (June 2006) and merged Unidym with NanoPolaris (July 2006) and later merged Unidym with Carbon Nanotechnologies, Inc. (April 2007) Unidym hired two senior technical employees from Nanoconduction after the acquisition. During fiscal 2007, Arrowhead also acquired the intellectual property of C-Sixty (April 2007) that is held in Tego BioSciences Corporation (June 2007) which expanded its operations beginning in October 2007. The merger of Unidym and CNI added about 30 employees to the payroll in April 2007 and Unidym continued to expand its operations, research and management team throughout 2008 in anticipation of its becoming a self-sustaining, independent operation. In November 2007, Insert and Calando reduced technical and administrative staff by ten employees in preparation for the merger between Calando and Insert that was completed in April 2008.

Salary and Wage Expenses – Fiscal 2008 compared to Fiscal 2007

General and Administrative (G&A) compensation expense increased 52.5% compared to 2007 due to the hiring in order to fill several new positions. Positions hired included Chief Executive Officers at Arrowhead (December 2007), Unidym (June 2007) and Calando (November 2007). Arrowhead has also added a Vice President, Medical Technologies (February 2008), a Chief Patent Officer (April 2008) and a Vice President, Advanced Materials (May 2008). Unidym hired the new employees in the positions of Vice President of Business Development (July 2007), Chief Financial Officer (September 2007), Vice President of Finance (October 2007), Corporate Controller (April 2008), Vice President of Marketing (May 2008) and additional scientific and administrative staff. Tego hired the new position of Vice President of Finance (December 2007). The increase in G&A salaries also includes the impact of the annual pay increases for existing staff. The Company and its Subsidiaries will continue to selectively hire additional executives and administrative staff consistent with its business strategies and operational needs.

In fiscal 2007, the Company accrued the cost of the severance (approximately $1 million) to be paid to two Arrowhead executives upon their departure from the Company over periods ranging from one to three years. This charge is non-cash until paid but is included in G&A compensation for fiscal 2007. In fiscal 2008, the severance agreement with one executive was terminated and the executive and the Company entered into an employment contract which expires in January 2009.

Subsequent to September 30, 2008, in response to the changes in capital markets and the world-wide economy, Unidym has reduced its rate of cash consumption by reducing administrative overhead. The reductions included the CEO, CFO, VP of Finance, Corporate Controller, Vice President of Sales and Marketing and Plant Controller positions. These responsibilities have been absorbed by remaining Unidym employees or existing Arrowhead administrative and finance personnel. Further reductions in Unidym’s staff are expected.

In February 2008, prior to the April merger with Calando, Insert’s CEO and Executive Vice President positions were eliminated. Severance and release agreements resulted in each Executive receiving additional compensation (totaling approximately $280,000) which was partially offset by the termination of the severance agreement with one Arrowhead executive (approximately $245,000).

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options to new and existing employees. This expense is recorded pursuant to the adoption of SFAS 123R, which requires expensing of stock-based compensation for all options vested. Stock options are awarded to new full-time employees and to existing employees. While the number of options has increased overall, this number varies from year to year depending on hiring, on terminations and on awards to new and existing employees. The December 2007 inducement grant of options to purchase 2 million shares of Arrowhead common stock awarded to Arrowhead’s new CEO resulted in approximately $977,000 in additional stock-based compensation expense in the current fiscal year as compared to 2007.

Research and development (R&D) compensation expense increased by approximately $400,000 in the year ended September 30, 2008 compared to the prior year due primarily to Unidym’s addition of 7 full-time employees which included research scientists and process engineers. On a consolidated basis, the increase in Unidym’s R&D compensation expense was partially offset by the November 2007 reductions in the administrative and research and development staff at Insert and Calando in preparation for their merger which was completed in April 2008. The Company expects salaries and wages will not increase significantly during fiscal 2009 and may decrease as compared to fiscal 2008 depending on cash resources available to the Company. However, Arrowhead will continue to identify and selectively hire talent to support development and commercialization efforts as required.

Salary and Wage Expenses – Fiscal 2007 compared to Fiscal 2006

General and Administrative (G&A) compensation expense increased 105.9% in 2007 compared to 2006 due to the hiring of employees to fill several new executive positions. New positions hired included a Chief Executive Officer (June 2007). Unidym also hired the new positions of Vice President of Business Development (July 2007) and Chief Financial Officer (September 2007). The increase in G&A salaries also include the impact of the annual pay increases for existing staff. In addition, two administrative staff were added with the merger of CNI into Unidym.

In fiscal 2007, the Company accrued the cost of the severance (approximately $1 million) to be paid to two executives upon their departure from the Company over periods ranging from one to three years. This charge is non-cash until paid but is included in G&A compensation for fiscal 2007.

In January 2007, Insert recruited a President and CEO whose employment terminated at the end of May 2007. In fiscal 2007 and 2006 the Company and its Subsidiaries increased the pay of existing employees where warranted. These increases contributed to the growth in salary expense over the two year period.

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

Research and development (R&D) compensation expense has increased each fiscal year as the Company has grown. However, the primary growth factor in fiscal 2007 was the June 2006 acquisition of Unidym. The merger with CNI added about 30 employees to the payroll in April 2007. With the acquisition of Unidym and the merger with CNI, the subsequent ramp-up of development activities resulted in a significant increase in R&D related payroll expense from 2007 compared to 2006. In addition, technical staff was added at Calando to increase the scope of development of drug candidates.

General & Administrative Expenses

The following table summarizes our general and administrative expenses for each of the fiscal years ended September 30, 2008, 2007 and 2006.

(in thousands)

	Year Ended September 30, 2008	% of expense category	Year Ended September 30, 2007	% of expense category	Year Ended September 30, 2006	% of expense category
Professional/outside services	$2,331	34%	$1,364	27%	$1,506	38%
Recruiting	397	6%	550	11%	200	5%
Facilities related	284	4%	294	6%	337	8%
Patent expense	1,268	18%	890	17%	778	20%
Travel expense	792	12%	645	13%	272	7%
Business insurance	519	8%	446	9%	206	5%
Depreciation-G&A	164	2%	166	3%	123	3%
Communications and technology	333	5%	243	5%	142	4%
Office expense	339	5%	260	5%	224	6%
Others	421	6%	247	4%	181	4%

Total	$6,848	100%	$5,105	100%	$3,969	100%

General & Administrative Expenses – Fiscal 2008 compared to Fiscal 2007

Professional/outside services include general legal, accounting and other outside services retained by the Company and its Subsidiaries. All years include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. The 2008 increase over 2007 is the result of additional legal costs associated with the Calando/Insert merger and Insert and legal work for Unidym including a private placement in first quarter 2008, establishment of Ensysce, and the acquisition of Nanoconduction, Inc.

The 2008 recruiting expenses are the result of the recruitment of scientific and executive personnel to fill positions at Calando and Unidym. Recruiting fees are expected to continue as the Company builds out its management team and the teams of its Subsidiaries. Recruiting expenses were higher in 2007 due to the payment of approximately $150,000 to hire a president for Insert (now Calando) and approximately $150,000 paid to hire a CEO for Unidym.

Patent expenses increased compared to the prior year as a result of the patent portfolio that was acquired by the merger of Unidym and CNI in April 2007 and increased patent activity by Calando. Patent expenses incurred by Calando in 2008 total approximately $772,000, compared to $371,000 in 2007, and relate primarily to extending intellectual property protection for Calando’s products, IT-101 and CALAA-01 abroad. Patent expenses for Unidym of $411,000 in 2008, compared to $377,000 in 2007, includes payments to Rice University and UCLA for legal fees related to Unidym’s licensed technology as well as legal fees on patents filed by Unidym. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its products and applications are improved. Patent costs will vary depending on the needs of the Company and patent portfolio activity.

Travel expense includes recurring expenses for management and technical staff to travel to and from Company locations in Pasadena and Menlo Park, California and Houston, Texas. Travel expense is also incurred as Company management pursues new business initiatives and collaborations with other companies throughout the world and for marketing, and public and investor relations efforts. In 2008, the travel expense is higher primarily due to travel by Unidym employees for collaboration and business development in Asia. Travel expense fluctuates from year to year depending on current projects and priorities.

Insurance expense increased during 2008 due to increases in limits and coverage for new Phase I and Phase II clinical trials and the expansion of Unidym’s operations. The specific cost of some coverages fell year over year partially offsetting other increases in coverages. Overall, insurance expense will vary depending on activity at the subsidiaries. For example, each facility and the equipment located at each subsidiary is insured. If the Company adds facilities, insurance expense will increase. Current projections for fiscal 2009 foresee a decrease in locations for Unidym and no addition of facilities for other subsidiaries which could result in a decrease in insurance expense. However, such decrease could be offset by additional clinical trial insurance required to cover potential liabilities resulting from Calando’s clinical activities.

The increase in communications and technology expense for the year compared to the prior year is primarily related to the addition of two Unidym locations, the purchase of equipment for new employees, and configuration of data networks among Menlo Park, California, and Pasadena, California, and Houston, Texas. The Company expects that costs will be incurred in fiscal 2009 to maintain and make minor upgrades to the Company’s existing data networks, but no large scale upgrades or additional buildouts are anticipated.

General & Administrative Expenses – Fiscal 2007 compared to Fiscal 2006

Professional/outside services include general legal, accounting, and other outside services retained by the Company and its Subsidiaries. Each year includes normally occurring legal and accounting expenses related to SEC compliance and other corporate matters as well as legal expenses related to intellectual property matters. Legal expenses for fiscal 2007 include expenses applicable to the merger with CNI (approximately $350,000) and a private placement for Arrowhead and legal expenses related to a financing by Insert.

Recruiting expense increased significantly due to the payment of approximately $150,000 to hire a president for Insert in the first quarter of fiscal 2007 and the payment of approximately $150,000 in the second quarter of Fiscal 2007 related to the search for a president for Unidym as compared to fiscal 2006.

The Company incurred additional expense for new or expanded leases as Subsidiaries were established or expanded in fiscal 2006. Calando moved to a larger facility July 2006, which increased Calando’s rent expense. In June 2006, the Company purchased the assets of Unidym and established office and lab facilities for Unidym. Facilities related expenses remained stable in fiscal 2007.

Patent expenses for 2007 increased over 2006 as the mix of expenses changed. The increase in fiscal 2007 over fiscal 2006 was due to the patent portfolio acquired by the Company in connection with the CNI merger. Unidym’s patent expense in 2007 increased to $377,000 compared to $134,000 in the prior year while Calando’s patent expense decreased from $584,000 in 2006 to $446,000 in 2007.

With the growth of the Company through mergers and acquisitions, the Company acquired multiple locations in California, Texas and New York City in 2007. The increased travel among those locations resulted in a significant increase in travel expense in fiscal 2007 compared to fiscal 2006. In addition, the employees traveled to Europe and Asia in pursuit of collaborations and agreements.

Insurance increased in 2007 as a result of increases in limits and coverage. For instance, the director and officer insurance coverage was increased from $5 million in fiscal 2005, 2006 to $15 million in fiscal 2007. The Company incurred this expense in anticipation of attracting new executive management to the Company and its Subsidiaries. Calando added additional insurance as a result of its entry into clinical trials beginning in fiscal 2006.

Research and Development Expenses

Most of Arrowhead’s R & D expenses for fiscal 2008, fiscal 2007 and fiscal 2006 were related to research and development activities by Arrowhead’s Subsidiaries. Currently, Arrowhead operates two majority-owned Subsidiaries, two wholly-owned subsidiary and two minority investments, each focused on development and commercialization of nanotechnology products or applications. Arrowhead has also funded a number of sponsored research efforts in leading university labs in exchange for the exclusive right to license the technology developed in such labs.

The following table details R&D expenses for the three fiscal years ended September 30, 2008, 2007 and 2006:

(in thousands)

	Year Ended September 30, 2008	% of expense Category	Year Ended September 30, 2007	% of expense Category	Year Ended September 30, 2006	% of expense category
Outside labs & contract services	$3,702	30%	$7,027	33%	$3,578	44%
License, royalty & milestones	1,044	9%	659	3%	114	1%
In-Process R&D purchased	3,276	27%	9,597	46%	2,448	30%
Laboratory supplies & services	1,624	14%	1,181	6%	339	4%
Facilities related	991	8%	689	3%	331	4%
Sponsored research	742	6%	1,343	7%	1,170	14%
Depreciation-R&D	497	4%	286	1%	133	2%
Other research expenses	268	2%	202	1%	91	1%

Total	$12,144	100%	$20,984	100%	$8,204	100%

Research and Development Expenses – Fiscal 2008 compared to Fiscal 2007

Overall, research and development expense decreased significantly in fiscal 2008 as compared to fiscal 2007. The largest decrease was related to a non-recurring in-process R&D purchase in relation to the acquisition of CNI by Unidym in 2007. A more extensive overview of the various line items is included below.

Outside labs & contract services decreased significantly in fiscal 2008. The process development and preclinical trial expenses for Calando are related to preclinical work for pipeline candidates, but decreased from the prior year as Calando finished up its preparation for the phase I trial of CALAA-01 and phase II clinical trials for its drug candidate IT-101. The 2008 expense includes the outsourced preclinical studies in preparation for the INDA filing for a phase I study of Calando’s CALAA-01 completed in March 2008, outsourced manufacture of components for CALAA-01 for clinical studies and Tego’s outsourced pre-clinical studies. The combined outside labs and contract services expense for IT-101 and CALAA-01 was $1,811,000 during 2008 compared to $6,535,000 in the prior year. Significant expense has already been incurred in the first quarter of fiscal 2009 for preclinical studies and manufacture of components for CALAA-02 and this expense is expected to continue through 2009 as capital resources allow. Unidym incurred approximately $1,717,000 of outside lab and contract services expense during the year compared to approximately $492,000 of such expenses in the prior year. The increase in Unidym expenses is related to the scale up of the operations to develop the manufacturing processes for carbon nanotubes and thin film conductive materials. Development expenses for Unidym are expected to decrease in 2009 as Unidym develops a less costly source of CNT materials than operating the Houston facility. Efforts were focused on the sale of Unidym’s carbon nanotube based inks rather than manufacture of film which is expected to be less expensive and a partner will be sought for the manufacture of Unidym’s film. Outside laboratory & contract services expenses will continue to fluctuate depending upon where a particular project is in its development, approval or trial process.

Licensing fees, milestones & royalties consist primarily of amounts paid by Calando for the license for siRNA targets from Alnylam and the milestone payments due with the submission of the INDA.

On August 8, 2008, Unidym completed an acquisition of Nanoconduction, Inc., a company originally formed to develop carbon nanotube-based thermal management solutions for the microprocessor industry (“Nanoconduction”). The acquisition of Nanoconduction was consummated through a merger of a wholly-owned subsidiary of Unidym, formed solely for the purpose of the acquisition, with and into Nanoconduction. In fiscal 2008 Arrowhead expensed purchased in-process research and development of $3,276,000. This expense results from the Nanoconduction acquisition, write off of approximately $2,726,000 of research and development related single-purpose equipment and facility improvements acquired, and from Arrowhead’s purchase of 550,000 shares of Unidym common stock for $550,000 from Unidym’s founder for a combination of $350,000 in cash and $200,000 in Company common stock. In 2007, $9,597,000 purchased in-process research and development expense is the result of the purchase price allocation for the April 2007 acquisition of CNI by Unidym. The Company’s Subsidiaries may engage in merger and acquisition activity in the future, resulting in additional Purchased In Process R&D expense. The amount and timing of such expense will fluctuate depending on the nature of activity and is impossible to predict at this time.

Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory or in clinical trials. Of the approximately $1,624,000 shown above, $889,000 relates to materials used in the R&D of carbon nanotube production processes and conductive thin film applications, and approximately $726,000 was used in the laboratories and clinical trials of Calando. Of the prior year amount of $1,181,000, $416,000 was related to Unidym and $764,000 was for research activities at Calando.

Facilities related expenses increased in 2008 over the prior year due to the addition of Unidym’s laboratory space in Menlo Park, California in February 2007, scheduled rent increases, Unidym’s addition of a Texas location in April 2007 and holdover rents incurred since the expiration of Unidym’s Houston lease in December 2007. In August 2008, Unidym entered into two new lease agreements for expanded facilities in the Houston, TX area and in Sunnyvale, CA. The intent is to relocate the Menlo Park facility to the larger Sunnyvale, CA location and to sublease the new facility in the Houston, TX area rather than relocate to that facility. These expenses are expected to fluctuate as the size, configuration and number of facilities is adjusted in the future to adapt to needs and opportunities.

Sponsored research expense decreased for the year ended September 30, 2008, compared to the prior year, as projects were completed (Stanford & Duke) or terminated (Caltech). A Unidym sponsored research project at Duke University commenced during fiscal 2008. The expense for the project at the University of Florida was transferred to Unidym in April 2007.

Increased depreciation expense is primarily due to the addition of depreciable equipment at Unidym’s Houston and Menlo Park facilities.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development projects at each Subsidiary for the periods described below.

Name of Subsidiary / Project	Project expenses for year ended September 30, 2008	Project expenses for year ended September 30, 2007	Project expenses for year ended September 30, 2006	Project expenses from inception of Project through September 30, 2008
Calando Pharmaceuticals, Inc. / CALAA-01 & IT 101	$9.8 Million	$14.2 Million	$7.3 Million	$33.6 Million
Unidym, Inc. / Thin Film Carbon Nanotubes	$12.4 Million	$5.7 Million	$0.9 Million	$19.0 Million
Tego Biosciences Corp. / Fullerene Anti-oxidants	$0.8 Million	—	—	$0.8 Million
Agonn Systems, Inc. / Fullerene Anti-oxidants	$0.3 Million	—	—	$0.3 Million
Total of all listed Subsidiaries	$23.3 Million	$19.9 Million	$8.2 Million	$53.7 Million

Consulting

For fiscal 2008, consulting fees and related travel totaled approximately $3,181,000 compared to $1,784,000 in 2007 and $702,000 in 2006. Total 2008 consulting fees consisted of $1,502,000 for Calando and $1,077,000 for Unidym, 198,000 for Tego, $222,000 for Arrowhead and $183,000 for Agonn.

The consulting fees incurred by Calando consisted of $1,121,000 for clinical and regulatory consulting fees during fiscal 2008 compared to $343,000 for similar items in 2007 and $46,000 in 2006. The current year consulting expense is for administration of the various clinical trials in process and the prior year expenses relate to preclinical research, preparation for the filing of its Investigational New Drug application (IND) with the U.S. Food and Drug Administration, (“FDA”).

The consulting fees incurred by Unidym consisted of $717,000 was for consulting related to the process to manufacture sheets of thin film nanotubes and performance testing of those sheets. In 2007, there was approximately $465,000 of consulting fees incurred in similar projects.

For fiscal 2007, consulting fees and related travel totaled approximately $1,784,000 which consisted of $1,021,000 for Calando, $715,000 for Unidym, $37,000 for Tego and $11,000 for Arrowhead.

Calando’s 2007 consulting fees were primarily related to clinical and regulatory issues, scientific and strategic business consulting.

Unidym’s 2007 consulting fees were primarily related to production sheets of thin film nanotubes and performance testing of those sheets and strategic business consulting.

In fiscal 2006, consulting fees consisted of $311,000 paid for strategic business and governance consulting, acquisition related consulting of approximately $175,000, professors/non employee subsidiary founders of approximately $120,000, advisory board fees of about $50,000 and approximately $46,000 for consultants for regulatory and clinical trial services.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in fiscal 2009.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology that is being or has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned Subsidiaries, which can commercialize the most promising technologies developed from sponsored research and other sources. The Subsidiaries are likely to produce prototypes to advance their strategies. The Subsidiaries have three primary strategies to potentially generate product sales revenue:

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

On a case-by-case basis, the Company and each Subsidiary will choose the strategy which, in the opinion of management, can be supported by available capital resources and is likely to generate the most favorable return.

On April 20, 2007, Unidym and CNI merged. Unidym then had the production capability to make carbon nanotubes that it uses internally for product development and sells externally to third parties. Prior to this merger, the only revenue generated by the Company was through grants from public and private entities and through one licensing deal. While the ultimate goal of the Company is to generate revenue through the sale of products and/or the licensing of technology, the Company does record revenue from grants and from development fees. Revenue from grants and development fees are considered to be reimbursements for efforts performed on behalf of third parties and not part of the Company’s primary strategy to generate revenue.

Unidym generated combined revenues from grants and sales of carbon nanotubes totaling approximately $1,303,000 in fiscal 2008 and $1,201,000 in fiscal 2007. The remaining 2007 revenue of $7,000 was from a Calando grant.

In fiscal 2006, Calando generated approximately $ 311,000 in revenue applicable to a license with Benitec Ltd. for the combination of Calando’s polymeric RNA interference (“RNAi”) delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus (“HCV”). The license was signed in June 2005 and called for an upfront fee of $150,000, per year and reimbursement for development expenses that Calando incurred on Benitec’s behalf. The fee was paid in fiscal 2006, at which time Calando booked the revenue. On July 31, 2006, the License Agreement with Benitec was terminated by mutual agreement.

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

The Company does not expect substantial product sales in fiscal 2009. Therefore, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as licenses, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control and, therefore, it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Cash Flow Position

Since inception in May 2003, the Company has incurred significant losses. Cash and cash equivalents decreased by $14 million from $24.1 million at September 30, 2007 to $10.1 million at September 30, 2008. The Company invests available cash in certificates of deposit, U.S. government obligations and high grade commercial paper. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income.

Arrowhead has historically financed its operation through the sale of securities of Arrowhead and its Subsidiaries. Net cash from financing activities totaled $16.1 million in fiscal 2008 for Arrowhead and its Subsidiaries. Nanotope raised $2.0 from financing activities in fiscal 2008. Subsequent to September 30, 2008, Calando raised and additional $2.7 million (of which $1.1 million has been received) from the sale of senior unsecured convertible promissory notes, and Unidym raised $2 million through the sale of newly issued shares of Series C-1 Preferred Stock to TEL Ventures. Also in the first quarter of fiscal 2009, Unidym sold its equity interest in Ensysce BioSciences Inc. for $700,000. We have an effective shelf registration statement on file with the SEC covering the public sale by the Company of common stock and warrants to purchase common stock. If the Company meets the market capital requirements in the future, it may seek to sell securities from this shelf registration statement to investors.

The Board has approved a strategy for the Company to conserve cash and seek sources of new capital. To execute this strategy, the Board will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements, and sale of securities. The probability that any of these events will occur is uncertain, especially in light of the lack of liquidity in the current capital and credit markets. Until such time as one or more of these goals is accomplished, the Company has scaled back the activities at its Subsidiaries

Contractual Obligations and Commercial Commitments

Unidym incurred various contractual obligations and commercial commitments in connection with the acquisition of Nanoconduction. In addition, our Subsidiaries incurred contractual obligations and commercial commitments in the normal course of their businesses. They consist of the following:

•	Operating Lease Obligations

In connection with its acquisition of Nanoconduction, Unidym guaranteed an equipment lease of $1,677,000, bearing interest at 8% with a remaining principal balance of $1,536,990 as of September 30, 2008. The lease requires 22 monthly payments of principal and interest of $75,344 each through July 1, 2010. The equipment lease is secured by research and development assets at Nanoconduction.

•	Patents and Licenses

Our Subsidiaries have entered into various licensing agreements requiring royalty payments of specified product sales. Some of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Typically, the licensor can terminate our license if we fail to pay minimum annual royalties.

•	Purchase Commitments

        In connection with conducting Phase Ia and Ib trials, in the normal course of business, Calando incurred purchase obligations with vendors and suppliers for materials and supplies or for manufacture of /therapeutic agents, as well as other goods and services. These obligations are generally evidenced by purchase orders that contain the terms and conditions associated with the purchase arrangements. Calando is committed to accept delivery of such material pursuant to the purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed upon lead times. Cancellations may result in cancellation costs payable by us.

Subsequent Commitments

Calando entered into Unsecured Convertible Promissory Note Agreements for $2.7 million with accredited investors of which $1.1 million has been received. The Notes have a 2 year maturity and bear 10% annual interest. Unpaid principal of the Note and accrued but unpaid interest thereon is convertible into common stock of Calando. at any time in the sole discretion of the holder. In the event of a Calando “Company Sale,” each holder has the option to exchange the Note for two times the then outstanding principal amount owed under to the Note plus accrued and unpaid interest thereon (“Redemption Amount”) or convert the outstanding principal and accrued and unpaid interest thereon, into Calando common stock. A Company Sale is defined in the Note.

Calando may redeem a Note at any time for the Redemption Amount. To facilitate the above investment in Calando, Arrowhead subjugated to the Notes Calando’s debt obligations aggregating $5.3 million for principal plus interest thereon. These debt obligations result from $5.3 million in principal loaned to Calando under a series of demand notes for capital Arrowhead has advanced to Calando since March 2008. Arrowhead invested $200,000 in the note offering.

Unidym entered into a subscription agreement with Tokyo Electron Ventures (“TEL”), pursuant to which Unidym sold 1,111,112 shares of newly authorized Series C-1 Preferred Stock for cash proceeds of $2 million in a private financing transaction. Series C-1 shares are senior to all other outstanding stock of Unidym, and have a $2.16 per share liquidation preference, subject to increase to $3.60 per share in the event Unidym fails to achieve a defined cash flow requirement by June 30, 2009. The cash flow requirement is the receipt by Unidym of cash proceeds of at least $7 million from the date of the Restated Certificate through June 30, 2009 from any combination of sales of Unidym equity (not counting the Series C-1 sold to TEL Ventures), the monetization by Unidym of some or all of its assets and/or business operations and net cash flow from operations during the measurement period. Tokyo Electron Ventures may in certain circumstances convert its Series C-1 Preferred stock into shares of preferred stock at a subsequent offering.

TEL Venture’s investment in Undiym was made in connection with an anticipated joint development program between TEL Ventures and Unidym. In the event the parties do not enter into a joint development agreement by June 30, 2009, TEL Ventures shall have until July 31, 2009 to exercise a put option pursuant to which Unidym will be obligated to repurchase the Series C-1 shares for an aggregate purchase price of $2 million. Regardless of the joint development program, TEL Ventures shall have an additional put option if Unidym fails to meet the cash flow requirement (set forth above) by June 30, 2009. In this event, TEL Ventures may exercise this put option by July 31, 2009, and Unidym will be obligated to repurchase the Series C-1 held by TEL Ventures for $2.16 per share, or an aggregate maximum of $2.4 million. Unidym does not intend to escrow or reserve the $2 million of investment proceeds until passage of these contingencies. Unidym’s contingent buy back obligations are secured by a separate Security Agreement between Unidym and TEL Ventures, dated as of November 13, 2008.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

Inflation and Changing Prices

Inflation has not generally been a material factor affecting our financial condition, results of operations or cash flows in the periods shown. Management does not believe that inflation will be a material factor in fiscal 2009, even though our general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

Contractual Obligations and Commitments

Our contractual commitments as of September 30, 2008 are summarized below by category in the following table:

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$4,833,876	$1,005,370	$1,522,964	$1,153,762	$1,151,75
Capital Lease Obligation	$1,657,565	$904,127	$753,439	$129,290	$—
Sponsored Research(1)	$437,483	$191,375	$191,375	$54,733	$—

(1)	The sponsored research obligations in the table above include our commitments to Duke University.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2008, we have no derivative instruments outstanding and we did not have any financing arrangements that were not reflected in our balance sheet.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008. In conducting its evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

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

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited Arrowhead Research Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arrowhead Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrowhead Research Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrowhead Research Corporation as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and for the period from May 7, 2003 (inception) through September 30, 2008 of Arrowhead Research Corporation and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/ Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

December 15, 2008

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of September 30, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on March 12, 2009.

We have adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors and employees. The code of conduct is available at the Corporate Governance section of the Investor Relations page on our website at www.arrowheadresearch.com. Any waivers from or amendments to the code of conduct, if any, will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of September 30, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on March 12, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of September 30, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on March 12, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of September 30, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on March 12, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of September 30, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on March 12, 2009.

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

(3) Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Document Description
3.1	Certificate of Incorporation of InterActive, Inc., a Delaware company, dated February 8, 2001. (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated January 12, 2004 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 25, 2005. (3)

3.4	Bylaws. (1)

4.1	Form of Registration Rights Agreement dated January 24, 2006. (4)

4.2	Form of Warrant to Purchase Common Stock issued January 24, 2006. (4)

4.3	Form of Warrant to Purchase Common Stock issued May 29, 2007. (14)

4.4	Form of Common Stock Warrant issued in August 2008. (28)

4.5	Form of Common Stock Warrant issued in September 2008. (29)

10.1**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (5)

10.2**	Copy of the Arrowhead Research Corporation 2004 Equity Incentive Plan. (6)

10.3	Common Stock and Warrant Purchase Agreement, dated as of January 11, 2006, among Arrowhead, York, Knott and certain affiliates. (4)

10.4**	Copy of Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended February 23, 2006. (7)

10.5	Series A Preferred Stock Purchase Agreement between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006. (8)

10.6	Agreement to Provide Additional Capital between Arrowhead Research and Calando Pharmaceuticals, Inc. dated March 31, 2006. (8)

10.7	Common Stock Transfer Agreement among Arrowhead Research, Mark Davis, John Petrovich and John Rossi. (8)

10.8	Series A Preferred Stock Purchase Agreement between Arrowhead Research Corporation and Nanopolaris, Inc. dated June 13, 2006. (9)

10.9	Agreement to Provide Additional Capital between Arrowhead Research Corporation and NanoPolaris, Inc. dated June 13, 2006. (9)

10.10	Severance Agreement and General Release between Arrowhead Research Corporation and Leon Ekchian dated August 1, 2006. (10)

Exhibit Number	Document Description
10.11**	Executive Incentive Plan, adopted December 12, 2006. (11)

10.12**	Directors Compensation Policy, as amended December 12, 2006. (11)

10.13	Amended and Restated License Agreement between Insert Therapeutics, Inc. and Calando Pharmaceuticals, Inc. dated July 1, 2005 (Portions omitted pursuant to request for confidential treatment). (11)

10.14	Agreement and Plan of Merger dated as of March 21, 2007 by and among Unidym, Inc., Unidym Acquisition, LLC, Carbon Nanotechnologies, Inc., and William A. McMinn as the Stockholder Representative. (12)

10.15	Stock Purchase Agreement dated as of April 20, 2007, by and among Arrowhead and the selling stockholders of Carbon Nanotechnologies, Inc. (13)

10.16	Registration Rights Agreement dated as of April 20, 2007, by and among Arrowhead and the purchasers of Arrowhead’s Common Stock listed on Exhibit A thereto. (13)

10.17	Lock-up and Standstill Agreement dated as of April 20, 2007, by and among Arrowhead and the securityholders of Arrowhead listed on the signature pages thereto. (13)

10.18	Registration Rights Agreement dated May 16, 2007, by and among Arrowhead and the purchasers of Arrowhead’s Common Stock listed on Exhibit A thereto. (14)

10.19	Form of Subscription Agreement by and between Arrowhead and each of the purchasers of Arrowhead’s Common Stock in the private placement transaction completed in May 2007. (14)

10.20	Severance Agreement dated May 24, 2007 by and between Arrowhead and R. Bruce Stewart. (15)

10.21	Severance Agreement dated May 24, 2007 by and between Arrowhead and Joseph T. Kingsley. (15)

10.22**	Employment Offer Letter Agreement dated June 5, 2007 by and between Unidym, Inc. and Arthur L. Swift. (16)

10.23	Subscription Agreement, dated as of October 29, 2007, by and between Unidym, Inc. and Arrowhead (includes as exhibits the forms of Amended and Restated Investors Rights Agreement by and between Arrowhead and Unidym, Inc.; the Amended and Restated Right of First Refusal and Co-Sale Agreement by and between Arrowhead and Unidym, Inc. and the Amended and Restated Voting Agreement by and between Arrowhead and Unidym, Inc.). (17)

10.24	Stock Purchase Agreement by and between Arrowhead and Tego BioSciences Corporation. (18)

10.25	Employment Agreement by and among Insert Therapeutics, Inc., Calando Pharmaceuticals, Inc. and Larry Stambaugh. (19)

10.26	Offer Letter to Christopher Anzalone for employment at Arrowhead. (20)

10.27	Agreement and Plan of Reorganization between Insert Therapeutics, Inc. and Calando Pharmaceuticals, Inc. (21)

10.28	Employment Agreement dated March 10, 2008 between Joseph T. Kingsley and Arrowhead Research Corporation. (22)

10.29**	Employment Agreement, between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008. (23)

10.30**	Stock Option Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008. (23)

10.31	Insert Financing Termination Agreement, dated April 17, 2008. (24)

10.32	Calando Financing Termination Agreement, dated April 17, 2008. (24)

10.33	Insert Therapeutics, Inc. Amended and Restated Investors’ Rights Agreement, dated April 17, 2008. (24)

Exhibit Number	Document Description
10.34	Agreement and Plan of Merger by and among AmberWave Systems Corporation, Aonex Acquisition Corporation, Aonex Technologies, Inc. and the stockholders signatory thereto, dated May 5, 2008. (25)

10.35	Aonex Technologies, Inc. Series B Preferred Stock Purchase Agreement, dated May 5, 2008. (25)

10.36	Second Amended and Restated Investor Rights Agreement among Unidym, Inc., Investors and the stockholders party thereto, dated October 29, 2007. (26)

10.37	Series B Preferred Stock Purchase Agreement, dated as of July 23, 2008, by and between Nanotope, Inc. and Arrowhead. (27)

10.38	Second Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2008, by and between Nanotope, Inc. and the Investors and Stockholders listed therein. (27)

10.39	Form of Subscription Agreement, by and between Arrowhead and the Investors listed therein. (28)

10.40	Form of Subscription Agreement, by and between Arrowhead and the Investors listed therein. (29)

10.41	Form of Subscription Agreement, by and between Unidym, Inc. and Tokyo Electron Ventures.*

10.42	Form of Security Agreement, by and between Unidym, Inc. and Tokyo Electron Ventures.*

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm.*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Indicates compensation plan, contract or arrangement.
(1)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C filed by registrant on December 22, 2003.
(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by registrant on February 11, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.
(5)	Incorporated by reference from the Registration Statement on Form S-8, filed by registrant on October 29, 2004.
(6)	Incorporated by reference from Annex A to the definitive Schedule 14C filed by registrant on December 16, 2004.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on February 28, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by registrant on April 6, 2006.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on June 16, 2006.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the registrant on August 9, 2006.
(11)	Incorporated by reference from the Annual Report on Form 10-K filed by the registrant on December 14, 2006.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on March 26, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on April 25, 2007.
(14)	Incorporated by reference from the Current Report on Form 8-K (Items 3.02 and 9.01), filed by the registrant on May 30, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K (Items 5.02 and 9.01), filed by the registrant on May 30, 2007.

(16)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on June 18, 2007.
(17)	Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the registrant on February 11, 2008.
(18)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on October 30, 2007.
(19)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on November 6, 2007.
(20)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on December 3, 2007.
(21)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on January 18, 2008.
(22)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on March 13, 2008.
(23)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on June 13, 2008.
(24)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on April 23, 2008.
(25)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on May 9, 2008.
(26)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on June 18, 2008.
(27)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on July 25, 2008.
(28)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on August 26, 2008.
(29)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on September 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December 2008.

ARROWHEAD RESEARCH CORPORATION

By:	/S/ CHRISTOPHER ANZALONE
Christopher Anzalone Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Anzalone and Paul C. McDonnel and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHRISTOPHER ANZALONE Christopher Anzalone	Chief Executive Officer, President and Director (Principal Executive Officer)	December 15, 2008

/s/ Paul C. McDonnel Paul C. McDonnel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2008

/S/ EDWARD W. FRYKMAN Edward W. Frykman	Director	December 15, 2008

/S/ LEROY T. RAHN LeRoy T. Rahn	Director	December 15, 2008

/S/ CHARLES P. MCKENNEY Charles P. McKenney	Director	December 15, 2008

/S/ R. BRUCE STEWART R. Bruce Stewart	Executive Chairman & Director	December 15, 2008

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

As a result of the change in control resulting from the stock exchange transaction (the “Share Exchange”) with the owners of Arrowhead Research Corporation, a California corporation (“ARC”), the financial statements of the Company are deemed to be the historical financial statements of ARC.

Arrowhead Research Corporation,

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Arrowhead Research Corporation and Subsidiaries, September 30, 2008 and 2007	F-3

Consolidated Statements of Operations of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2008, 2007, and 2006 and the period from May 7, 2003 (inception) through September 30, 2008

F-4
Consolidated Statement of Stockholders’ Equity of Arrowhead Research Corporation and Subsidiaries for the period from May 7, 2003 (inception) through September 30, 2008	F-5

Consolidated Statement of Cash Flows of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2008, 2007, and 2006 and the period from May 7, 2003 (inception) through September 30, 2008

F-6
Notes to Consolidated Financial Statements of Arrowhead Research Corporation and Subsidiaries	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited the accompanying consolidated balance sheets of Arrowhead Research Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and 2006 and for the period from May 7, 2003 (inception) through September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Research Corporation and Subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended September 30, 2008, 2007 and 2006, and for the period from May 7, 2003 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrowhead Research Corporation’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 15, 2008 expressed an unqualified opinion.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

December 15, 2008

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,093,585	$24,120,097
Trade receivable, net of allowance for doubtful account of $116,031 for 2008 and $45,659 for 2007	4,054	273,864
Grant receivable, net of allowance for doubtful account of $0	54,436	—
Other receivables	28,109	—
Prepaid sponsored research, Note 9.	—	221,053
Other prepaid research	—	278,558
Other prepaid expenses	380,933	383,729
Current assets of discontinued operation, Note 5.	—	28,127

TOTAL CURRENT ASSETS	10,561,117	25,305,428

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	571,616	515,744
Research equipment	1,986,117	1,429,602
Software	167,615	104,625
Leasehold improvements	115,871	112,983
Property and equipment of discontinued operation	—	952,503

	2,841,219	3,115,457
Less: Accumulated depreciation and amortization	1,596,009	(934,876)
Accumulated depreciation and amortization of discontinued operation	—	(741,122)

NET PROPERTY AND EQUIPMENT	1,245,210	1,439,459

INTANGIBLE AND OTHER ASSETS
Rent deposit	254,289	157,534
Patents, Note 1.	2,749,555	2,938,513
Investment in Nanotope Inc., equity basis	2,258,271	—
Investment in Leonardo Biosystems Inc., at cost	187,000	—
Non-current assets of discontinued operation	—	12,018

TOTAL OTHER ASSETS	5,449,115	3,108,065

TOTAL ASSETS	$17,255,442	$29,852,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,342,000	$1,346,678
Accrued expenses	844,549	530,052
Payroll liabilities	479,294	392,554
Accrued severance	250,000	495,000
Capital lease obligation - short term	810,456	—
Deferred revenue	—	98,570
Current liabilities of discontinued operation	—	33,521

TOTAL CURRENT LIABILITIES	3,726,299	2,896,375

LONG-TERM LIABILITIES
Capital lease obligation - long term	726,534	—
Accrued severance, Note 9.	500,000	500,000

TOTAL LONG-TERM LIABILITIES	1,226,534	500,000

Minority interests	—	152,609
Commitments and contingencies, Note 9.

STOCKHOLDERS’ EQUITY, Note 6.
Common stock	42,950	38,622
Preferred stock	—	—
Additional paid-in capital	97,756,126	84,672,783
Accumulated deficit during the development stage	(85,496,467)	(58,407,437)

TOTAL STOCKHOLDERS’ EQUITY	12,302,609	26,303,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,255,442	$29,852,952

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

				May 7, 2003
	Years Ended September 30,			(Inception) to
	2008	2007	2006	September 30, 2008
REVENUE, Note 1	$1,303,201	$1,208,022	$461,280	$3,749,492

OPERATING EXPENSES
Salaries	13,720,561	10,011,266	5,442,143	32,169,014
Consulting	3,181,952	1,784,080	701,775	6,606,156
General and administrative expenses	6,848,332	5,105,358	3,968,932	18,665,380
Research and development	12,144,529	20,983,824	8,204,343	44,974,068
Patent amortization	410,408	415,473	391,248	1,399,371

TOTAL OPERATING EXPENSES	36,305,782	38,300,001	18,708,441	103,813,989

OPERATING LOSS	(35,002,581)	(37,091,979)	(18,247,161)	(100,064,497)

OTHER INCOME (EXPENSES)
Loss on equity of investments	(114,729)	—	—	(114,729)
Gain on sale of stock in subsidiary	—	—	—	2,292,800
Realized and unrealized gain (loss) in marketable securities	—	—	315,616	382,264
Interest income	736,343	1,264,238	837,421	3,016,937
Other income	—	329	—	3,637

TOTAL OTHER INCOME (EXPENSES)	621,614	1,264,567	1,153,037	5,580,909

LOSS BEFORE MINORITY INTERESTS	(34,380,967)	(35,827,412)	(17,094,124)	(94,483,588)

Minority interests	7,445,542	6,727,284	(126,532)	15,287,678

LOSS FROM CONTINUING OPERATIONS	(26,935,425)	(29,100,128)	(17,220,656)	(79,195,910)

Loss from discontinued operations - Nanotechnica, Inc.	—	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)	—	—	—	(73,797)
Loss from discontinued operations - Aonex Technologies, Inc.	(459,949)	(830,990)	(1,776,553)	(5,188,999)
Gain on sale of Aonex Technologies, Inc.	306,344	—	—	306,344
Provision for income taxes	—	—	—	(1,600)

LOSS FROM DISCONTINUED OPERATIONS	(153,605)	(830,990)	(1,776,553)	(6,300,557)

Provision for income taxes				—

NET INCOME (LOSS)	$(27,089,030)	$(29,931,118)	$(18,997,209)	$(85,496,467)

Income (loss) from continuing operations per share, diluted and undiluted	$(0.69)	$(0.81)	$(0.54)

Loss from discontinued operations	$(0.00)	$(0.02)	$(0.06)

Net income (loss) per share, diluted and undiluted	$(0.69)	$(0.83)	$(0.60)

Weighted average shares outstanding, diluted and undiluted	39,191,292	35,867,091	31,953,806

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statement of Stockholders’ Equity

from inception to September 30, 2008

	Common Stock		Additional	Accumulated Deficit during the
	Shares	Amount	Paid-in-Capital	Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	(95,238)	1,419,762
Exercise of stock options @ $0.20 per share	75,000	75	14,925	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	6,000
Stock-based compensation	—	—	175,653	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	(2,624,192)	9,449,450
				—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	25,000
Purchase of Insert Therapeutics shares @ $0.28/share	502,260	502	1,999,498	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	50,000
Stock-based compensation	—	—	508,513	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	(9,479,110)	26,127,467
Exercise of stock options	115,794	116	341,421	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	1,000,000
Common stock issued @ $3.84 per share to Dr. M. Moskovits as payment for application of patents	15,000	15	57,585	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	19,545,000
Common stock issued to Caltech as payment for legal fees	25,364	25	149,975	—	150,000
Purchase of Calando Pharmaceuticals, Inc. @ $5.17/share	208,382	208	1,077,125	—	1,077,333
Stock-based compensation	—	—	1,270,339	—	1,270,339
Accelerated stock options	—	—	99,139		99,139
Net loss for the year ended September 30, 2006	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	(28,476,319)	30,671,206

Exercise of stock options	186,164	186	434,541	—	434,727
Common stock issued, net	2,849,446	2,849	15,149,366	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc.	1,431,222	1,431	5,398,569	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	(29,931,118)	(29,931,118)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	(58,407,437)	26,303,968

Exercise of stock options	105,357	106	289,921	—	290,027
Common stock issued, net	3,863,989	3,867	6,956,718	—	6,960,585
Arrowhead’s increase in proportionate share of Uniym’s equity	—	—	1,720,962	—	1,720,962
Common stock issued @ $2.72 per share to Rice University as a gift	50,000	50	135,950	—	136,000
Common stock issued to purchase shares of Unidym, Inc.	70,547	71	199,929	—	200,000
Common stock issued to purchase MASA Energy, LLC	105,049	105	309,895	—	310,000
Common stock issued to Unidym for the acquisition of Nanoconduction	114,115	114	249,886	—	250,000
Common stock issued @ $2.18/sh to Alan Gotcher	15,000	15	32,685	—	32,700
Stock-based compensation	—	—	3,187,397	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	(27,089,030)	(27,089,030)

Balance at September 30, 2008	42,934,477	42,950	97,756,126	(85,496,467)	12,302,609

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

	September 30,
	2008	2007	2006	Period from May 7, 2003 (Date of inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,089,030)	$(29,931,118)	$(18,997,209)	$(85,496,467)
Realized and unrealized (gain) loss on investment	—	—	(315,615)	(382,263)
Gain from sale of subsidiary	(306,344)	—	—	(306,344)
Stock issued as gift to Caltech	—	—	—	162,750
Stock issued as gift to Rice University	136,000	—	—	136,000
Stock issued for professional services	32,700	—	150,000	232,700
Stock issued for in-process research and development	200,000	9,597,005	1,077,333	10,874,338
Purchased-In-process research and development - Nanoconduction	2,685,208	—	—	2,685,208
Stock-based compensation	3,187,397	2,175,544	1,369,478	7,416,585
Depreciation and amortization	1,133,381	1,003,868	886,956	3,743,041
Gain on sale of stock in subsidiary	—	—	—	(2,292,800)
Non-cash loss from equity investment	114,729	—	—	114,729
Minority interests	(7,445,542)	(6,753,032)	(317,590)	(16,287,926)
Decrease/increase in:				—
Receivables	188,625	(201,850)	(40,766)	(87,439)
Prepaid research expense	499,611	(133,991)	(273,954)	(1)
Other prepaid expenses	26,245	(94,002)	(170,668)	(383,410)
Deposits	(96,755)	(8,083)	(51,090)	(256,349)
Accounts payable	(437,606)	504,919	370,365	709,731
Accrued expenses	(155,523)	(132,019)	413,181	357,077
Deferred revenue	(98,570)	98,570	(106,250)	—
Preferred stock liability	—	(1,162,000)	1,162,000	—
Other liabilities	(159,203)	1,169,065	52,602	1,246,483

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(27,584,677)	(23,867,124)	(14,791,227)	(77,814,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)	(18,575,915)
Purchase of property and equipment	(684,111)	(756,371)	(729,450)	(3,510,273)
Purchase of MASA Energy, LLC	(250,000)	—	—	(250,000)
Minority equity investment	(2,000,000)	—	—	(2,000,000)
Cash paid for interest in Nanotechnica	—	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(1,000,000)	(5,000,000)
Cash paid for interest in Insert	—	(5,150,000)	—	(10,150,000)
Cash paid for interest in Calando	—	(1,000,000)	(5,000,000)	(8,000,000)
Cash paid for interest in Unidym	(5,000,000)	(4,000,000)	(3,000,000)	(12,001,000)
Cash paid for interest in Tego	(2,400,000)	(101,000)	—	(2,501,000)
Cash obtained from interest in Nanotechnica	—	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	1,000,000	5,001,250
Cash obtained from interest in Insert	—	5,150,000	—	10,529,594
Cash obtained from interest in Calando	—	1,000,000	5,000,000	8,000,000
Cash obtained from interest in Unidym	5,000,000	4,000,000	3,000,000	12,001,000
Cash obtained from interest in Tego	2,400,000	101,000	—	2,501,000
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265	18,888,265
Proceeds from sale of investments	—	—	80,145	569,913
Proceeds from sale of subsidiary (net)	359,375	—	—	359,375
Payment for patents	—	—	(205,067)	(303,440)
Restricted cash	—	—	—	50,773

NET CASH (USED) IN INVESTING ACTIVITIES	(2,574,736)	(756,371)	(542,022)	(4,390,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(140,010)	—	—	(140,010)
Proceeds from sale of stock in subsidiary	9,013,898	5,136,346	—	16,575,168
Proceeds from issuance of common stock and warrants, net	7,259,013	15,586,942	20,886,537	75,863,242

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,132,901	20,723,288	20,886,537	92,298,400

NET INCREASE (DECREASE) IN CASH	(14,026,512)	(3,900,207)	5,553,288	10,093,585

CASH AT BEGINNING OF PERIOD	24,120,097	28,020,304	22,467,016

CASH AT END OF PERIOD	$10,093,585	$24,120,097	$28,020,304	$10,093,585

Supplementary disclosures:
Interest paid	$10,247	$—	$—
Income tax paid	$4,800	$4,800	$4,800

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

On August 8, 2008, Unidym acquired all of the outstanding stock of Nanocomduction, Inc. in exchange for 114,115 shares of Arrowhead stock with an estimated fair market value of $250,000.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Going Concern

Arrowhead is a development stage nanotechnology company commercializing new technologies in the areas of life sciences, electronics and energy. Arrowhead’s mission is to build value through the identification, development and commercialization of nanotechnology-related products and applications. Arrowhead is highly active in the operation of its subsidiaries, centralizing key management responsibilities at the Arrowhead level. Each subsidiary is staffed with its own technical team that focuses on its specific technology and markets, while Arrowhead provides services including initial management, operational support, business development and financing.

Arrowhead currently owns two majority-owned Subsidiaries and two wholly owned subsidiaries (the “Subsidiaries”) and has minority investments in two early stage nanotechnology companies. The Company’s majority-owned Subsidiaries seek to commercialize a variety of nanotech products and applications, including anti-cancer drugs, RNAi therapeutics, carbon-based electronics and fullerene anti-oxidants. The Company also has minority interests in two other nanotech companies. The Company’s minority investments are focused on developing advanced nanomaterials for spinal cord injury and wound healing and drug delivery technology. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies.

At September 30, 2008, the Company had two majority-owned, operating Subsidiaries, Calando Pharmaceuticals, Inc. (“Calando”) and Unidym, Inc. (“Unidym”, formerly NanoPolaris, Inc.), and two wholly owned subsidiaries, Tego BioSciences Corporation (“Tego”) and Agonn Systems, Inc. (Agonn).

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

Arrowhead and its Subsidiaries fund research and operations from cash on hand, government grants and license royalties. Neither Arrowhead nor its Subsidiaries derived revenue from product sales from its inception until the acquisition of Carbon Nanotechnologies, Inc. (“CNI”) in April 2007 by Arrowhead’s consolidated subsidiary, Unidym, Inc. Since the acquisition, Unidym has manufactured carbon nanotubes for the primary purpose of using them in research and development activities and derives minimal revenues from the sale of carbon nanotubes for research and commercial applications.

Going Concern

At September 30, 2008, the Company had approximately $10.1 million in cash to fund operations. Since September 30, 2008 fiscal year end, the Company has raised an additional $5.7 in capital through a combination of direct investments or convertible loans into its subsidiaries. The Company is generating no significant revenue, and its fiscal 2008 operating losses and negative cash flows from operations raised doubts about its ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company were unable to continue as a going concern.

For fiscal 2009 and beyond, the Company’s Board of Directors has approved a strategy for the Company to conserve cash resources and seek sources of new capital. To execute on this strategy, the Board will seek to accomplish one or more of the following on favorable terms:

•	out-license of technology;

•	sale of a subsidiary;

•	sale of non-core assets or intellectual property of its subsidiaries

•	funded joint development or partnership arrangements; and

•	sale of securities.

        The Company is actively involved in discussions with third parties regarding many of these alternatives. Until such time as one or more of these goals is accomplished, the Company has scaled back the activities in its Subsidiaries. Early in the first quarter of fiscal 2008, significant personnel cuts were made at Calando and the number of pipeline candidates was reduced and development pipeline of the remaining candidates slowed. In April 2008, Calando and Insert were merged as part of a process to reduce cost and conserve cash resources. In October of 2008, significant cuts in personnel began at Unidym and the consolidation of Unidym facilities and further cuts in personnel are underway. These cost-savings measures are designed to decrease Unidym’s cash needs by more than 60% of the last fiscal year’s cash requirements. Arrowhead does not intend to significantly fund Unidym’s operations unless a significant liquidity event occurs. Tego and Agonn have limited operations and currently require very little cash. No funding of new initiatives or further investment in minority positions is contemplated unless additional cash is obtained by the Company. As the year progresses, depending on cash inflows and outflows, the Company will scale back development efforts on Calando’s clinical candidates and other cash conservation measures at Unidym and Arrowhead. Our Subsidiaries also raised $5.4 million subsequent to September 30, 2008, of which $3.7 million has been received. (see Note 14—Subsequent Events)

Summary of Significant Accounting Policies

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

Principles of Consolidation— The consolidated financial statements of the Company include the accounts of Arrowhead and its Subsidiaries. Arrowhead’s subsidiaries include Insert Therapeutics, Inc. (“Insert”) and Calando Pharmaceuticals, Inc. (“Calando”), which merged in April 2008. The merged entity continues to operate under the name of Calando. Other operating subsidiaries include Unidym and Tego BioSciences Corporation (“Tego”). Aonex Technologies, Inc. (“Aonex”) was sold in May 2008 and is included in the results as Loss from Discontinued Operations. Nanotechnica, Inc. (“Nanotechnica”) a majority owned subsidiary dissolved in June 2005, is also included in the results as Loss from Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation, and minority interests are accounted for in the consolidated statements of operations and the balance sheets.

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

September 30, 2008

Credit Risk—The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not incurred significant credit losses.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at either of two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000 as of fiscal year end. The Company has three wealth management accounts at the same financial institution that invest in higher yield money market accounts and in government securities. At September 30, 2008, the Company had uninsured cash deposits totaling $10,137,832. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Intellectual Property—At September 30, 2008, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $792,434. A portion of the consideration paid for Calando (formerly Insert) has been allocated to the patents held by Calando. The Calando patents, in the gross amount of $3,301,190, are being amortized over the life of these patents. The accumulated amortization of patents totaled $1,344,068 at September 30, 2008. Patents are being amortized over 3 years to 20 years unless a patent is determined to have no foreseeable commercial value and is written down to $1. The weighted average original amortization period is 13 years. The weighted average remaining amortization period is 10 years.

Equity Investments – Arrowhead has a non-controlling equity investment in Nanotope, a privately held biotechnology company that is classified as an other asset. This investment is carried at cost less Arrowhead’s proportionate share of Nanotopes operating loss for the period since investment because Arrowhead owns more than 20% of the voting equity and has the ability to exercise significant influence over this company. This investment is inherently high risk as the markets for technologies or products manufactured by this company is early stage at the time of the investment by Arrowhead and such markets may never be significant. Arrowhead could lose its entire investment in Nanotope. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying values when necessary.

Minority Equity Investments – The Company has certain minority equity investments in Leonardo Biosystems, a privately held technology company that is classified as an other asset. This investment is carried at cost because Arrowhead owns less than 20% of the voting equity and only has the ability to exercise nominal, not significant, influence over this company. This investment is inherently high risk as the market for technologies or products manufactured by this company are usually early stage at the time of the investment by Arrowhead and such markets may never be significant. Arrowhead could lose its entire investment in some or all of this company. Arrowhead monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

The Company generated revenues of $1,303,000, $1,208,000 and $595,000 for the three years ended September 30, 2008, 2007 and 2006, respectively. The revenue for the year ended September 30, 2008 consists of $570,000 from grants to fund research for the development of carbon nanotube applications, $85,000 from license fees from Unidym technology, and $648,000 from the sale and delivery of carbon nanotubes to third parties. The revenue for the fiscal 2007 consists of $874,000 from grants to fund research for the development of carbon nanotube applications, $326,000 from the sale and delivery of carbon nanotubes to third parties and $8,000 in residual funded research . The $461,000 of revenue in 2006 resulted from a commercial license fees when Calando granted an exclusive worldwide license to Benitec Ltd. (ASX:BLT)for the combination of Calando’s polymeric RNAi delivery technology with Benitec’s RNAi-based therapeutic for the hepatitis C virus. The license was terminated by mutual agreement in July 2006.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Cost of Goods Sold—Unidym produces nanotubes for the primary purpose of using them in research and development activities, therefore the nanotubes produced are not capitalized as inventory, nor is a cost of goods sold calculated, even though some of them eventually get sold to third parties. As the majority portion of Unidym’s 2008 nanotube production was used in research and development, the 2007 cost of goods sold of $724,088 was reclassified into its component expenses of R&D salaries and wages (approximately $300,000) and research and development expenses (approximately $424,000) consistent with the current year’s presentation. This reclassification results in no change in the net operating loss for 2007.

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

New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

September 30, 2008

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently evaluating the impact the adoption of this statement will have on its financial condition, results of operations and cash flows.

Liquidity

Since inception in May 2003, the Company has incurred significant losses. As of September 30, 2008, the Company had $10.1 million in cash and cash equivalents compared to $24.1 million in cash and cash equivalents and marketable securities at September 30, 2007. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income. The Company invests excess cash in certificates of deposit, U.S. government obligations and high grade commercial paper.

The Company’s operating activities require significant amounts of cash. During this period the Company does not expect to generate significant amounts of revenue. At September 30, 2008, the Company had no contractual commitments to provide additional capital to any of its subsidiaries. The cash on hand will be used to fund ongoing operations in accordance with the Board approved strategy for conserving cash during fiscal 2009.

On December 3, 2008, Arrowhead announced cash infusions of $2.7 million each into majority owned subsidiaries Calando and Unidym. Calando signed agreements for $2.7 million of capital structured as unsecured convertible notes of which $1.1 million has been received. The notes have a 2-year maturity, bear interest of 10% per annum, are convertible into Calando common stock and are redeemable at a premium under certain conditions. Unidym received a total of $2.7 million from a follow on equity investment from strategic investor Tokyo Electron Ventures and the sale of certain non-core assets.

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the years ended September 30, 2008 and 2007 respectively, include the accounts of Arrowhead and its Subsidiaries, Calando, Unidym, Tego and Agonn. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed. The allowance for doubtful accounts applicable to Unidym as of September 30, 2008, and 2007 is $116,031 and $45,659.

NOTE 4. INVESTMENT IN SUBSIDIARIES

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

Among other things, the Calando Merger was conditioned upon the recapitalization of Insert and Calando to eliminate the preferred stock of each company. In the Insert recapitalization, immediately before the effective time of the Calando Merger, each share of Insert Series B Preferred Stock, Series C Preferred Stock and Series C-2 Preferred Stock was converted into one share of common stock, par value $0.0001 per share, of Insert (the “Insert Common Stock”). All warrants outstanding for the purchase of Insert Series D Preferred Stock became exercisable for a like number of shares of Insert Common Stock. In the Calando recapitalization, immediately before the effective time of the Calando Merger, each share of Calando Series A Preferred Stock was converted into one share of Calando common stock, par value $0.0001 per share (the “Calando Common Stock”).

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

As September 30, 2008, the Company owns 67.8% of the outstanding shares of the combined company (63.6% on a fully diluted basis).

As of September 30, 2008, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $4,924,114 plus accrued interest of $48,237 payable upon demand.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

On December 3, 2008, the Company announced that Calando had signed agreements for $2.7 million of capital structured as unsecured convertible notes of which $1.1 million has been received. The notes have a 2-year maturity, bear interest of 10% per annum, are convertible into Calando common stock and are redeemable at a premium under certain conditions. See Note 14. Subsequent Events.

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

In exchange for all the outstanding shares of CNI common stock, Unidym issued 5,000,000 shares of newly authorized Unidym Series A Convertible Preferred Stock with an estimated total value of $4,200,000. The Series A Preferred Stock is convertible into 8,400,482 shares of Unidym common stock under certain conditions. Unidym also assumed CNI’s 2007 Restricted Stock Unit Plan subject to which 1,104,010 shares of Unidym common stock are issuable on the later of March 31, 2008, or an initial public offering by Unidym and also assumed was a warrant to purchase 64,000 shares of Unidym common stock.

The consolidated statement of operations includes the results of the merged companies since April 21, 2007.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

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

Below is a summary of the assets acquired, liabilities assumed and consideration transferred for the CNI acquisition:

Cash and cash equivalents	$102,302
Accounts receivable	121,977
Other receivables	6,017
Other prepaid expenses	45,187
Property and equipment	65,880
Rent deposit and other assets	27,479
Intangible assets (to be expensed as Purchased in-process R & D)	9,597,005

Total assets acquired	$9,965,847

Liabilities assumed
Accounts payable	$143,195
Accrued expenses	201,002
Deferred revenue	21,650
Consideration transferred
Series B preferred share of Unidym (for CNI Series E preferred stock)	5,400,000
Series A preferred share of Unidym (for CNI common stock)	4,200,000

$9,965,847

Below is a summary of the assets acquired, liabilities assumed and consideration transferred for the acquisition of Nanoconduction:

Current assets	$13,245
Patents	247,100
Research & Development assets (expensed as purchased in-process R & D)	2,685,208

Total assets acquired	$2,945,553

Current liabilities	$1,018,553
Capital lease obligation	1,677,000

Total liabilities assumed	2,695,553
Consideration paid in the form of Arrowhead common stock	250,000

Total purchase price	$2,945,553

Both acquisitions have been accounted for using purchase price accounting in accordance with Financial Accounting Standard No. 141, Business Combinations.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

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

At September 30, 2008, the Company owned 53.8% of the outstanding voting stock of Unidym and 37.8% on a fully diluted basis.

On December 3, 2008, the Company announced that Unidym had received a total of $2.7M from a follow on equity investment from strategic investor Tokyo Electron Ventures and the sale of certain non-core assets. See Note 14: Subsequent Events.

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

As of September 30, 2008, the Company has incurred less than $680,000 of expenses related to Tego. Subsequent to year end, the Company decided to phase down operations at Tego and to focus on out-license of its technology rather than make a large investment in product development. In connection with the change in strategy, Tego bought back certain of its securities from Arrowhead for $1.7 million. See Note 14: Subsequent Events.

Agonn Systems Inc.

On May 1, 2008, the Company formed a wholly-owned subsidiary, Agonn Systems, Inc. to explore strategic opportunities in energy storage technologies and to develop prototypes. As of September 30, 2008, the Company has incurred less than $240,000 of expenses related to Agonn.

Nanotope, Inc.

Through the acquisition of Masa Energy LLC, a Delaware limited liability company with no other assets or operations, in April 2008, the Company acquired a 5.78% minority position in Nanotope, Inc. (“Nanotope”) and a 6.13% minority position in Leonardo Biosystems, Inc. (“LBS”)

On July 23, 2008, the Company acquired shares of Series B Preferred Stock of Nanotope and committed to acquire shares for another $1 million on or before September 17, 2008, bringing the Company’s ownership to approximately 22% of Nanotope

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries and wound healing. Nanotope is based on technology developed in the laboratories of Dr. Samuel Stupp at Northwestern University. Nanotope’s lead product is a compound that, when injected or applied at a wound site, self-assembles to form a scaffold of nanofibers on which cells can grow and differentiate to heal the wound.

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

NOTE 6. STOCKHOLDERS’ EQUITY

The number of authorized shares of the Company At September 30, 2008, is a total of 75,000,000 shares, consisting of 70,000,000 authorized shares of Common Stock, par value $0.001, and 5,000,000 shares of authorized Preferred Stock.

At September 30, 2008, 42,934,517 shares of Common Stock were outstanding. At September 30, 2008, 1,559,000 shares and 4,738,310 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Equity Incentive Plan, respectively. On December 3, 2007, an inducement grant of options to purchase 2,000,000 shares of Common Stock was made outside of Arrowhead’s equity incentive plans to the Company’s newly hired CEO. The terms of the inducement option are substantially similar to the terms of the Company’s 2004 Equity Incentive Plan. Through June 30, 2008, options to purchase 1,559,000 shares were outstanding under the 2000 Stock Option Plan and options to purchase 4,710,322 shares were outstanding under the 2004 Equity Incentive Plan.

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

In September 2008, Arrowhead completed a registered direct offering of a total of 3,863,989 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Of the 3,863,989 units sold in the offering, 3,683,660 units were sold to investors at a purchase price of $1.80 per unit and 180,329 units were sold to three members of the Company’s management at a purchase price of $1.83 per unit. The last reported sale price of the Company’s common stock on the NASDAQ Global Market on August 15, 2008, the day the offering was launched, was $1.70. The warrants, which represent the right to acquire a total of 3,863,989 shares of common stock, have an exercise price of $2.00 per share and have a five-year term. The gross offering proceeds were approximately $6.9 million and the net offering proceeds to the Company were approximately $6.2 million. The offering was made directly by the Company without an underwriter or placement agent. The Company paid finders’ fees of 7.5% on a portion of the gross proceeds.

The following table summarizes information about warrants outstanding at September 30, 2008:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	7.3	$5.04
$7.06	712,362	8.7	$7.06
$2.00	3,863,989	4.9	$2.00

On January 30, 2008, Arrowhead’s Form S-3 Registration Statement, originally filed on December 20, 2007, was declared effective. The prospectus allows Arrowhead to issue, from time to time in one or more offerings, shares of Common Stock and warrants to purchase common stock for an aggregate dollar amount of up to $50 million of which approximately $6.9 million was issued in the September 2008 registered direct offering described above.

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 7. LEASES

The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$17,362	March 1, 2006	62 Months
New York(2)	130 sq ft	$3,600	September 15, 2008	14 Months
Calando	4,354 sq ft	$12,599	June 1, 2006	36 Months
Unidym
Menlo Park, CA(3)	9,255 sq ft	$14,345	February 1, 2007	36 Months
Sunnyvale, CA(3)	20,500 sq ft	$25,625	October 1, 2008	60 Months
Springfield, MO	1,900 sq ft	$2,533	December 1, 2007	24 Months
Houston, TX(4)	8,017 sq ft	$13,362	February 1, 2007	Monthly
Pasadena, TX(4)	28,500 sq ft	$18,200	September 1, 2008	120 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months free rent which was recorded as a deferred liability and is being amortized over the life of the lease.
(2)	In September 2005, Arrowhead opened an office in New York City and has one employee working out of that office. In September 2008, the lease was renewed for 12 months effective December 1, 2008.
(3)	Unidym is in the process of relocating its Menlo Park, CA operations to Sunnyvale with the intent of subleasing the Menlo Park facility for the remainder of the current lease.
(4)	Unidym is in the process of relocating portions of its Houston, TX production operations to Sunnyvale, CA. At the current time, it is Unidym’s intent to sublease the Pasadena, TX location for the remainder of the lease term.

The Company has no plans to own any real estate and expects all facility leases will be operating leases.

At September 30, 2008, the future minimum commitments remaining under leases are as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2009	$990,988	$14,382
2010	$827,121	$9,210
2011	$684,365	$2,268
2012	$569,605	$0
2013 and thereafter	$1,735,917	$0

Facility and equipment rent expense for the years ended September 30, 2008, 2007 and 2006 was $1,075,524, $870,289, and $604,630, respectively. From inception to date, rent expense has totaled $2,978,131.

NOTE 8. OBLIGATIONS UNDER CAPITALIZED LEASE

At September 30, 2008, the future minimum commitments remaining under capitalized leases are as follows:

Captialized lease payable in 22 monthly installments of $75,343, due in July 2010, secured by equipment at Unidym.	$1,536,990

Years Ending September 30,
2009	$904,127
2010	753,439

Total minimum lease payments	1,657,566

Less interest	120,576

Present value of future minimum payments	1,536,990

Less current portion	810,456

Long term portion	$726,534

Research and development equipment under capitalized lease was allocated a cost of $0 at the Nanoconduction acquisition by Unidym as the equipment has no alternative use.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 9. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

Subsidiaries and Investments

As of September 30, 2008, Arrowhead held a majority of the following four Subsidiaries (the “Subsidiaries”):

Subsidiary	% Ownership[1]	Technology/Product Focus
Calando Pharmaceuticals, Inc. acquired June 4, 2004	67.8%	Nano-engineered RNAi therapeutics and drug delivery systems in clinical trials with first anti-cancer compound
Unidym, Inc. (formerly NanoPolaris) founded April 4, 2005	53.8%	Developing strategic opportunities for the commercialization of nanotube-based products
Tego Biosciences Corporation acquired April 20, 2007	100.0%	Development of protective products based on the anti-oxidant properties of buckministerfullerenes
Agonn Systems, Inc. founded May 1, 2008	100.0%	Developing nanotechnology based energy storage devices for hybrid electric vehicles and other large format applications

(1)	Each Subsidiary has an option plan to help motivate and retain employees. Calando has 4,335,473 outstanding warrants, primarily issued in connection with a financing event that closed in October 2006. As of September 30, 2008, assuming all options in each Subsidiary plan were awarded and exercised and all warrants were exercised, the Company would own approximately 63.6% of Calando, 37.8% of Unidym and 80% of Tego. Agonn has not yet adopted an option plan and does not have any outstanding warrants.

Investment	% Ownership[1]	Technology/Product Focus
Nanotope, Inc. Acquired April 29, 2008	22.0%	Developing nano-engineered, self-assembling, bioactive scaffolding for the treatment of spinal cord injury and peripheral artery disease
Leonardo Biosystems, Inc. Acquired April 29, 2008	6.1%	Developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics

Sponsored Research

In exchange for the exclusive right to license technology developed in sponsored laboratories, Arrowhead has worked with universities in areas such as stem cell research, carbon electronics and molecular diagnostics. By funding university research, Arrowhead has the opportunity to ascertain the technical success at low research cost and, if warranted, continue cost effective development at the university by leveraging the already existing resources available to scientists at universities, such as laboratories and equipment and a culture that encourages the exchange of ideas. If sponsored research results in technology that appears to have commercial applications, the Company can form a majority-owned subsidiary to develop the technology. Should the technology prove to be too hard or too expensive to commercialize, Arrowhead may terminate the license agreement and return the licensed intellectual property to the university.

Sponsored Research expense for the years ended September 30, 2008, 2007 and 2006, was $741,766, $1,343,332, and $1,170,383, respectively. As of September 30, 2008, there were no active sponsored research agreements at the parent company and Unidym had only one agreement in place. In the future, Arrowhead may invest in nanoscience research and development at universities by entering into sponsored research agreements.

Rice University Patents

        Unidym controls an intellectual property portfolio containing more than 200 foreign and domestic patents and patent applications, including more than 90 issued patents. The portfolio contains patent claims directed to fundamental carbon nanotube compositions of matter, as well as carbon nanotube synthesis, purification, dispersion and functionalization. Furthermore, the portfolio contains claims to the use of carbon nanotubes in many different application areas including fibers, electronics, composite materials, energy storage/generation, medical devices and drug delivery. Some patents are owned by Unidym but most are exclusively licensed from academic institutions one of which is Rice University. Additionally, Unidym acquired the right to sublicense the basic patent claiming single-walled nanotube compositions of matter. Unidym also exclusively licenses Tego Biosciences’s entire intellectual property, for nontherapeutic fields of use. Unidym has opted to focus its resources on electronic applications of carbon nanotubes. Unidym has licensed its portfolio to Ensysce Biosciences Inc., in the field of the therapeutics. Unidym is currently executing a plan to encourage third parties and competitors to enter non-exclusive licenses of its intellectual property outside of its core areas. To facilitate this plan, Unidym is also making options available to acquire non-exclusive licenses at a later date.

A material portion of Unidym’s intellectual property portfolio is exclusively licensed from Rice University. If the sum of Unidym’s debts, liabilities and other obligations is greater than all of Unidym’s assets at fair valuation or if Unidym is generally not paying its debts, liabilities and other obligations as they come due; the Rice license would terminate.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

Sponsored Research Agreement—University of Florida

The terms of the sponsored research agreement with the University of Florida (“UF”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2008	Prepaid Amt as of Sept. 30, 2008
Development of flexible electronic devices—Thin film transistors (Dr. Andrew Rinzler)	Jul. 1, 2006 - Jun. 30, 2008 (2 years )	$647,533	$323,767	$647,533	$0

In connection with the merger between Unidym and CNI, the rights and obligations under the sponsored research agreement with UF were transferred to Unidym. All payments under this agreement had been made and the agreement had been concluded.

Sponsored Research Agreement—Duke University

The terms of the new sponsored research agreement between Unidym and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2008	Prepaid Amt as of Sept. 30, 2008
Electrical Conductivity of Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2007 - Nov. 30, 2010 (3 years)	$574,124	$191,375	$136,641	$0

The first payment of $136,641, for the above sponsored research project was made in May 2008.

The agreement described below concluded in November 2007 and was one of the sponsored research obligations transferred from Arrowhead to Unidym at the time of the CNI merger.

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2008	Prepaid Amt as of Sept. 30, 2008
CVD Growth of Well-Aligned Individual Single Walled Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2005 - Nov. 30, 2007 (2 years)	$677,651	$338,826	$677,651	$0

Sponsored Research Agreements—California Institute of Technology

The terms of the sponsored research agreements between Arrowhead and the California Institute of Technology (“Caltech”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2008	Prepaid Amt as of Sept. 30, 2008
Drug Discovery & Diagnostics (Dr. C. Patrick Collier)	Oct. 1, 2003 - Sept. 30, 2008 (5 years)	$1,393,806	$292,540	$1,152,266	$0
Gene Regulatory Networks (Dr. Eric H. Davidson)	Jan. 1, 2007 - Dec. 31, 2009 (3 years)	$765,000	$255,000	$404,800	$0

After fiscal 2007 year end, Arrowhead issued notices to terminate both sponsored research agreements with Caltech. The Company was responsible for any outstanding commitments that could not be canceled. The total cost to terminate the agreements and to settle the outstanding obligations was $201,000 and was fully satisfied at September 30, 2008.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

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

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2008	Prepaid Amt as of Sept. 30, 2008
Microchip-based Biological Signal Delivery (Dr. Nicholas Melosh)	Jun. 1, 2005 - May 31, 2007 (2 years )	$600,000	$300,000	$600,000	$0

All payments under this agreement have been made and the agreement has been concluded.

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

As of September 30, 2008, the Company had accrued $750,000 related to the Stewart Severance Agreement.

On June 11, 2008, the Company, entered into an Employment Agreement and a Stock Option Agreement (together with the Employment Agreement) with Dr. Christopher Anzalone, the Company’s Chief Executive Officer and President as well as a Director of the Company. Dr. Anzalone commenced employment with the Company on December 1, 2007. Under the agreement, Dr. Anzalone is paid an annual base salary of $400,000 and is eligible to receive bonuses based on the performance of the Company and individual performance objectives. Dr. Anzalone was also granted an option to purchase 2,000,000 shares of Arrowhead common stock with an exercise price of $3.92 per share, which is equal to the closing price of Arrowhead’s common stock on NASDAQ Global Market on the date of grant, December 3, 2007. The option will vest as follows: 250,000 shares vest on the six month anniversary of Dr. Anzalone’s date of hire and the balance of the shares vest in 42 equal installments on the first of each successive month. These options were granted outside of the Company’s current equity incentive plans and are covered in an agreement with substantially similar terms as the Company’s 2004 Equity Incentive Plan. Dr. Anzalone was reimbursed $100,000 in relocation

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

expenses and the Company provides supplemental life insurance to bring his life insurance benefit up to $2,000,000. If the Company terminates Dr. Anzalone’s employment without cause, the Company will pay Dr. Anzalone his base salary and benefits for twelve months.

NOTE 10. STOCK OPTIONS

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,559,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 4,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others expected to provide significant services to Arrowhead. As of September 30, 2008, there were options granted and outstanding to purchase 1,559,000 and 4,710,322 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the year ended September 30, 2007, 1,445,000 options were granted under the 2004 Equity Incentive Plan.

On December 3, 2007, an inducement grant of an option to purchase two million shares of Common Stock was made outside of Arrowhead’s equity incentive plans to Dr. Christopher Anzalone, the Company’s new Chief Executive Officer. The option vests over 48 months with the first 250,000 shares vesting six months from the date of original grant and 41,667 shares vesting on the first of each month in 42 successive equal installments thereafter. The option price is $3.92 per share, the closing price of Arrowhead’s stock on the date of grant. The estimated fair value at the date of grant was $4,692,207.

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share
Balance at May 7, 2003	—	—
Granted	150,000	0.20
Canceled	—	—
Exercised	—	—

Balance at September 30, 2003	150,000	0.20
Granted	1,570,000	1.00
Canceled	(25,000)	1.00
Exercised	(156,000)	0.23

Balance at September 30, 2004	1,539,000	1.00
Granted	2,095,000	2.53
Canceled	(170,000)	1.00
Exercised	9 (25,000)	1.00

Balance at September 30, 2005	3,439,000	1.93
Granted	2,235,000	4.79
Canceled	(1,161,167)	4.27
Exercised	(115,794)	2.95

Balance at September 30, 2006	4,397,039	2.74
Granted	945,000	4.97
Canceled	(160,952)	5.32
Exercised	(186,164)	2.34

Balance At September 30, 2007	4,994,923	3.07
Granted	3,445,000	3.49
Canceled	(326,934)	3.74
Exercised	(105,357)	2.75

Balance At September 30, 2008	8,007,632	3.24

Exercisable At September 30, 2008	4,522,283	2.96

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.00 – 6.89	8,007,632	7.9	$3.24

At September 30, 2008, there were 289,678 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan. The intrinsic value of the options exercised during fiscal 2008 and 2007 was approximately $69,000 and $616,000, respectively.

The fair value of the options granted by Arrowhead for the years ended September 30, 2008, 2007 and 2006 is estimated at $7,523,000, $2,346,000 and $4,702,000, respectively.

The aggregate fair value of options granted by Unidym, Calando and Tego for the years ended September 30, 2008, 2007 and 2006 is estimated at $685,000, $1,135,000 and $102,000, respectively.

As of September 30, 2008, the estimated fair value of the unvested options for Arrowhead is $7,226,000 with a weighted average remaining amortization period of 2.9 years.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

As of September 30, 2008, the estimated aggregate fair value of the unvested options for Unidym, Calando and Tego is $1,291,000 with a weighted average remaining amortization period of 3.2 years.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 81% (0% to 81% for Subsidiaries), risk-free interest rate of 3.04% to 5.10%, and expected life of five to six years. The weighted-average fair value of options granted by Arrowhead for the year ended September 30, 2008, 2007 and 2006 is estimated at $2.18, $2.48, and $2.10, respectively, and the weighted-average exercise price is estimated at $3.24, $4.97 and $4.79, respectively.

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

NOTE 11. INCOME TAXES

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

For the years ended September 30, 2008, 2007 and 2006, the Company had consolidated losses of $27,089,030, $29,931,118, and $18,997,209, respectively. The losses result in a deferred income tax benefit of approximately $10,700,000, for fiscal 2008, $11,823,000 for fiscal 2007 and $7,504,000 for fiscal 2006, offset by an increase in the valuation allowance for the same amount for Arrowhead. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

NOTE 12. SEGMENT AND GEOGRAPHIC REPORTING

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

NOTE 13. RELATED PARTY TRANSACTIONS

During the fiscal years ended September 30, 2008 and 2007, the Company’s majority owned subsidiary, Unidym had product sales of $162,089 and $39,381, respectively, to one of its stockholders.

During the fiscal year ended September 30, 2008 the Company’s majority owned subsidiary Calando paid $164,500 in consulting fees and made a $50,000 contribution to the laboratory of Dr. Mark Davis at Caltech. During fiscal 2007, the Company paid $164,000 in consulting fees and made a $100,000 contribution to the laboratory. Dr. Davis is a director and consultant for Calando.

In April 2008 the Company acquired Masa Energy LLC a Delaware limited liability company for $560,000 in a combination of cash and Arrowhead common stock. Masa’s only assets are a 5.78% minority position in Nanotope, Inc. (“Nanotope”) and a 6.13% minority position in Leonardo Biosystems, Inc. (“LBS”). Masa is unrelated to Arrowhead. However, both Nanotope and LBS were co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone.

During the fourth quarter of the fiscal year, Arrowhead purchased 1,801,802 shares of Nanotope’s Series B preferred stock at a price per share of $1.11 for an aggregate purchase price of $2 million. In addition, Nanotope issued 9,548 shares of Nanotope Series B to another investor at a price per share of $1.11.

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

During the fiscal year, Arrowhead’s entered into subscription agreements with certain investors (the “Investors”) and with three members of Arrowhead management relating to the offering and sale of a total of 3,863,989 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Of the units sold in the offering, 3,683,660 units were sold to Investors at a purchase price of $1.80 per unit and 180,329 units were sold to three members of the Company’s management at a purchase price of $1.83 per unit. The last reported sale price of the Company’s common stock on the NASDAQ Global Market on August 15, 2008, the day the offering was launched, was $1.70. The offering was made directly by the Company without an underwriter or placement agent.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 14. SUBSEQUENT EVENTS

Unidym Financing

On November 13, 2008, Unidym entered into a subscription agreement with Tokyo Electron Ventures, pursuant to which Unidym sold 1,111,112 shares of newly authorized Series C-1 Preferred Stock for cash proceeds of $2 million in a private financing transaction. Shares of Series C-1 carry the same rights and preferences as the existing Series C Preferred Stock, except that the Series C-1 are senior to the Series C and all other outstanding stock of Unidym, and the Series C-1 have a $2.16 per share liquidation preference, subject to increase to $3.60 per share in the event Unidym fails to achieve a defined cash flow requirement by June 30, 2009 (as defined in Unidym’s Certificate of Amendment of the Amended and Restated Certificate of Incorporation). The cash flow requirement is the receipt by Unidym of cash proceeds of at least $7 million from the date of the Restated Certificate through June 30, 2009 from any combination of sales of Unidym equity (not counting the Series C-1 sold to TEL Ventures), the monetization by Unidym of some or all of its assets and/or business operations in materials for anti-static polymers and other applications such as carbon fibers, the sale by Unidym of its shares in any of its subsidiaries and net cash flow from operations during the measurement period. The Series C have a liquidation preference of $1.80 with no adjustment for cash flow requirement. The liquidation preferences of the Series C-1 and Series C are subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the relevant series of stock.

Pursuant to the Agreement, Tokyo Electron Venures may in certain circumstances convert its Series C-1 Preferred stock into shares of preferred stock at a subsequent offering. TEL Venture’s investment in Undiym was made in connection with an anticipated joint development program between TEL Ventures and Unidym. In the event the parties do not enter into a joint development agreement by June 30, 2009, TEL Ventures shall have until July 31, 2009 to exercise a put option pursuant to which Unidym will be obligated to repurchase the Series C-1 (or converted shares in the case of a qualified transaction) for an aggregate purchase price of $2 million. Regardless of the joint development program, TEL Ventures shall have an additional put option if Unidym fails to meet the cash flow requirement (set forth above) by June 30, 2009. In this event, TEL Ventures may exercise this put option by July 31, 2009, and Unidym will be obligated to repurchase the Series C-1 held by TEL Ventures for $2.16 per share, or an aggregate maximum of $2.4 million. Unidym does not intend to escrow or reserve the $2 million of investment proceeds until passage of these contingencies. Unidym’s contingent buy back obligations are secured by a separate Security Agreement between Unidym and TEL Ventures, dated as of November 13, 2008.

In connection with this transaction, TEL Ventures, as a holder of Series C-1 shares, became a party to Unidym’s Investor Rights Agreement, Right of First Refusal Agreement and Voting Agreement. TEL Ventures was previously a party to these agreements as a holder of Series C shares. Other than joining the Series C-1 shares, none of the Investor Rights Agreement, Right of First Refusal Agreement or Voting Agreement were amended.

After giving effect to the issuance of the Series C-1 issued in the transaction, Arrowhead retains majority ownership of Unidym and holds 51.0% of the outstanding equity of Unidym, or 36.3% on a fully diluted, as converted, basis.

Tego Repurchase of Securities from Arrowhead

On November 21, 2008, Tego repurchased from the Company 5,000,000 shares of Tego Series A-1 Preferred Stock for $1.7 million. The repurchase was effected to redirect funds from Tego to the Company in connection with Tego’s revised business plan to focus on the out-license of its technology and to scale back its internal development activities. After the buyback, Arrowhead continues to own 100% of the outstanding stock of Tego and 85% of Tego’s stock on a fully diluted basis.

Calando Financing

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements for $2.7 million with accredited investors of which $1.1 million has been received. The Notes have a 2 year maturity and bear 10% annual interest. Unpaid principal of the Note and accrued but unpaid interest thereon is convertible into common stock of Calando at a conversion price of $0.576647 per share (subject to adjustment) at any time in the sole discretion of the holder. In the event of a Calando “Company Sale,” each holder has the option to exchange the Note for two times the then outstanding principal amount owed under to the Note plus accrued and unpaid interest thereon (“Redemption Amount”) or convert the outstanding principal and accrued and unpaid interest thereon into Calando common stock at the Conversion Price. A Company Sale is defined under the Notes as the earliest to occur of: (a) the sale, exchange, or other

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

transfer by any shareholder(s) of Calando of capital stock representing, individually or in the aggregate, greater than fifty percent (50%) of the outstanding voting capital of Calando; (b) a merger, consolidation, reorganization, or other transaction approved by the shareholders that would directly or indirectly produce the results described in (a) above; (c) a sale of all or substantially all of Calando’s assets approved by the shareholders; or (d) the consummation of an exclusive license of i) substantially all of the Company’s intellectual property assets; and/or to the ii) RONDEL siRNA delivery system, to a third party for a prepaid fee exceeding the Redemption Amount. At any time it is outstanding, Calando may redeem a Note for the Redemption Amount.

To facilitate the above investment in Calando, Arrowhead subjugated to the Notes Calando’s debt obligations aggregating $5.3 million for principal plus interest thereon. These debt obligations result from $5.3 million in principal loaned to Calando under a series of demand notes for capital Arrowhead has advanced to Calando since March 2008. Arrowhead invested $200,000 in the note offering.

Termination of Unidym CEO

On December 14, 2008, the employment of Unidym’s Chief Executive Officer and President, Arthur L. Swift, was terminated. Unidym has no continuing obligations under Mr. Swift’s employment arrangement and the terms of a release are under negotiation. Under Unidym’s option plan, Mr. Swift may exercise his vested options within ninety days of his termination date.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008

NOTE 15. SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

	First Quarter Ended December 31, 2007	Second Quarter Ended March 31, 2008	Third Quarter Ended June 30, 2008	Fourth Quarter Ended September 30, 2008
Revenues:
Net sales	$402,861	$724,766	$235,372	$(59,798)

Costs and expenses:
Salaries	3,001,991	3,398,721	3,786,132	3,533,717
Consulting	583,032	687,166	902,031	1,009,721
General & administrative	1,663,426	1,513,588	1,720,206	1,951,115
Research & development	1,778,875	1,839,854	3,620,983	4,904,816
Patents amortization	103,991	103,991	102,602	99,824

Total operating expenses	7,131,315	7,543,320	10,131,954	11,499,193

Operating loss	(6,728,454)	(6,818,554)	(9,896,582)	(11,558,991)
Other income (expenses), net	1,664,625	1,392,573	2,109,246	2,900,712

Loss from continuing operations	(5,063,829)	(5,425,981)	(7,787,336)	(8,658,279)
Loss from discontinued operations, net	(169,945)	(268,834)	285,174	—

Net income (loss)	$(5,233,774)	$(5,694,815)	$(7,502,162)	$(8,658,279)

Amounts per common share:
Income (loss), continuing operations undiluted	$(0.13)	$(0.14)	$(0.20)	$(0.21)
Income (loss), discontinued operations	$(0.01)	$(0.01)	$0.01	$—
Net loss per share, undiluted	$(0.14)	$(0.15)	$(0.19)	$(0.21)
Weighted-average shares, undiluted	38,626,023	38,754,239	38,891,995	40,484,907

	First Quarter Ended December 31, 2006	Second Quarter Ended March 31, 2007	Third Quarter Ended June 30, 2007	Fourth Quarter Ended September 30, 2007
Revenues:
Net sales	$11,092	$(3,697)	$622,599	$578,028

Operating and expenses:
Salaries	1,618,299	1,993,589	2,772,874	3,626,504
Consulting	226,532	377,451	637,051	543,046
General & administrative	906,161	1,422,737	1,525,167	1,251,293
Research & development	1,368,252	3,411,416	13,024,517	3,179,639
Patents amortization	103,991	103,991	103,991	103,500

Total operating expenses	4,223,235	7,309,184	18,063,600	8,703,982

Operating loss	(4,212,143)	(7,312,881)	(17,441,001)	(8,125,954)
Other income (expenses), net	756,360	1,360,081	5,168,871	706,540

Loss from continuing operations	(3,455,783)	(5,952,800)	(12,272,130)	(7,419,414)
Loss from discontinued operations, net	(251,387)	(221,009)	(205,418)	(153,177)

Net income (loss)	$(3,707,170)	$(6,173,809)	$(12,477,548)	$(7,572,591)

Amounts per common share:
Income (loss), continuing operations undiluted	$(0.10)	$(0.17)	$(0.33)	$(0.19)
Income (loss), discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss per share, undiluted	$(0.11)	$(0.18)	$(0.34)	$(0.20)
Weighted-average shares, undiluted	34,181,399	34,232,149	36,422,464	38,602,847