Form 10-K/A
period 2008-09-30
ARROWHEAD RESEARCH CORP
filed 2008-12-17
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed for the sole purpose of including the number of stockholders of record as of December 11, 2008, based on information provided by the Company’s transfer agent. In the original Annual Report on Form 10-K, filed on December 15, 2008, we omitted the number of stockholders of record as we did not have the information prior to the filing deadline. We have made no other changes to the previously filed Annual Report on Form 10-K.

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

Shares Outstanding

At December 11, 2008, an aggregate of 42,934,517 shares of the Company’s Common Stock were issued and outstanding, and were owned by 225 stockholders of record, based on information provided by the Company’s transfer agent.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of December 2008.

ARROWHEAD RESEARCH CORPORATION

By:	/S/ CHRISTOPHER ANZALONE
Christopher Anzalone Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER ANZALONE Christopher Anzalone	Chief Executive Officer, President and Director (Principal Executive Officer)	December 16, 2008

/S/ Paul C. McDonnel Paul C. McDonnel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 16, 2008

/S/ * Edward W. Frykman	Director	December 16, 2008

/S/ * LeRoy T. Rahn	Director	December 16, 2008

/S/ * Charles P. McKenney	Director	December 16, 2008

/S/ * R. Bruce Stewart	Executive Chairman & Director	December 16, 2008

* By: /S/ Paul C. McDonnel Paul C. McDonnel	Attorney-in-fact	December 16, 2008