Form 10-K
period 2009-09-30
ARROWHEAD RESEARCH CORP
filed 2009-12-22
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-21898

ARROWHEAD RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

201 S. Lake Avenue, Suite 703

Pasadena, California 91101

(626) 304-3400

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year: $3,773,147.

The aggregate market value of issuer’s outstanding Common Stock held by non-affiliates was approximately $24 million based upon the bid price of issuer’s Common Stock on March 31, 2009.

As of December 15, 2009, 62,788,380 shares of the issuer’s Common Stock were outstanding.

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

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”) and Tego Biosciences Corporation (“Tego”) and Masa Energy LLC (“Masa”) (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

Overview

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires, and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, Arrowhead identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the electronics and biotech industries.

Providing strategic management, financing, and operational services to its subsidiaries, Arrowhead takes an active role in their development, keeping the business and technical development teams at the subsidiary companies focused on near term revenue opportunities and capital efficiency.

Arrowhead’s ultimate goal is to realize the value of its subsidiaries by:

•	A public offering of subsidiary stock;

•	A sale of subsidiary to another company; or

•	Building Arrowhead’s ownership position to 100% with revenue from subsidiary flowing to Arrowhead’s bottom line.

Arrowhead owns two majority-owned operating subsidiaries, Unidym and Calando, three wholly-owned, non-operating subsidiaries, Tego, Agonn, and Masa Energy LLC, and has minority investments in two early-stage nanotechnology companies, Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”). Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies, as capital resources allow.

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The implementation of our business strategy is still in the development stage. Arrowhead and its subsidiaries fund research and operations from cash on hand, government grants, license royalties and carbon nanotube (“CNT”) sales, as well as equity and debt financing. Neither Arrowhead, nor its subsidiaries, has derived enough revenue from product sales or exit events to self fund their operations.

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of September 30, 2009, Arrowhead Research Corporation had 10 full-time employees at the corporate office and 10 full-time employees at its Subsidiaries.

Subsidiaries and Investments

The Company’s two majority-owned Subsidiaries, three wholly-owned Subsidiaries and two minority investments are focused on developing commercializing and licensing a variety of nanotechnology products and applications, including anti-cancer drugs, RNAi therapeutics, regenerative therapeutics, advanced drug delivery technology, energy storage technology, carbon-based electronics, and fullerene anti-oxidants. Arrowhead anticipates expanding its portfolio through selective acquisition and the formation of new companies, as capital resources allow.

As of September 30, 2009, Arrowhead held a majority of the outstanding voting stock of the following two operating Subsidiaries.

Subsidiary	% Ownership*	Technology/Product Focus
Calando Pharmaceuticals, Inc.	67.8%	Clinical stage nano-engineered delivery of RNAi therapeutics and small molecule drugs for the treatment of cancer with first anti-cancer compound

Unidym, Inc.	79.9%	Commercialization of carbon nanotube products for the electronics industry

*	As of September 30, 2009, on a fully-diluted basis, Arrowhead owns approximately 63.6% of Calando and 65.0% of Unidym.

As of September 30, 2009, Arrowhead had three wholly-owned Subsidiaries, none of which has any employees. The three wholly-owned subsidiaries are as follows:

Subsidiary	% Ownership**	Technology/Product Focus
Tego Biosciences Corporation	100%	Modification of fullerenes for therapeutic and diagnostic applications

Agonn Systems, Inc.	100%	Exploring nanotechnology-based energy storage devices for hybrid electric vehicles and other large format applications

Masa Energy LLC	100%	Holding company with sole assets consisting of 22% ownership position in Nanotope and 6% in Leonardo (see below)

**	As of September 30, 2009, on a fully-diluted basis, Arrowhead owns approximately 85% of Tego.

Arrowhead owns a minority position in each of two early stage nanotechnology companies:

Minority Investment	% Ownership***	Technology/Product Focus
Nanotope, Inc.	22%	Developing nano-engineered, self-assembling, bioactive scaffolding for the treatment of spinal cord injury and peripheral artery disease

Leonardo Biosystems, Inc.	6%	Developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics

***	In April 2008, Arrowhead acquired Masa Energy LLC, a limited liability company whose sole assets were an approximate 6% ownership interest in each of Nanotope and Leonardo Biosystems. Since the acquisition of Masa in April 2008, Arrowhead increased its position in Nanotope to 22% through a $2 million investment ($1 million was invested in July 2008 and the remaining $1 million was invested in September 2008).

Cash Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development of products at our Subsidiaries, in particular Calando and Unidym, has required significant capital investment since the Company’s inception in 2003 and is expected to continue to require significant cash investment in fiscal 2010 to continue development. At September 30, 2009, Arrowhead had cash on hand of approximately $2 million on a consolidated basis.

On December 11, 2009, Arrowhead Research Corporation (the “Company”) executed definitive agreements for a private placement offering (the “Offering”) with a selected group of accredited investors. Pursuant to the Offering, the Company sold an aggregate of approximately 5.1 million units (the “Units”) consisting of one share of the Company’s common stock, $0.001 par value per share (“Common Stock”) and a warrant to purchase an additional share of Common Stock, exercisable at $0.509 per share. The

Unit price was $0.634 per unit. The unit price is based on the closing bid price on the Company’s common stock on December 11, 2009 which was $0.509 plus a premium of $0.125 added for the purchase of the warrant, per NASDAQ rules. The Warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period. The Offering is expected to close on or before December 28, 2009 with gross proceeds totaling approximately $3.2 million before estimated expenses of $25,000. The Shares and Warrants were offered and sold only to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Shares and Warrants sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants.

Management has developed a plan based upon the latest financing and other transactions which are expected to close in the near term. The plan shows that the Company has enough cash to fund operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce expenditures in order to operate through September 30, 2010.

In fiscal 2009, the Company obtained $7.3 in cash through equity and debt financing and $4.4 million from the sales of assets, products and license fees. The Company is pursuing a strategy to continue operations while conserving cash and seeking new sources of capital. The Company is seeking to accomplish one or more of the following on favorable terms:

•	out-license of technology;

•	sale of a subsidiary;

•	sale of non-core assets;

•	funded joint development or partnership arrangements; and

•	sale of securities.

The Company is actively involved in discussions with third parties regarding several of these alternatives. However, until such time as one or more of these goals can be accomplished, the Company will continue to implement streamlining and cash conservation measures that began in fiscal 2008 and continued throughout fiscal 2009. See Risk Factors described in Item 1A.

Subsidiaries

Unidym, Inc.

Overview

Unidym is a leader in carbon nanotube-based transparent, conductive films (TCFs) for the electronics industry. TCFs are a critical component in devices such as touch panels, displays, and thin-film solar cells. For example, both touch panels and LCDs typically employ two TCF layers per device. Unidym’s TCFs offer substantial advantages over the incumbent technology, indium-based metal oxides, including: improved durability, lower processing costs, and lower overall cost structure.

Unidym’s products are based on electronics-grade carbon nanotubes (CNTs), a class of molecules with multiple unique properties. For instance, some varieties conduct electricity better than copper, they are stronger than steel, and they may be synthesized in bulk quantities. In 2005, the CNT field was highly fragmented, and Arrowhead sought to consolidate the intellectual property for the technology in an effort to create a dominant position in high value CNTs. As a result of licensing from twelve universities and acquisitions of three CNT-related companies, Unidym owns or has exclusive license to a large portfolio of approximately 150 key CNT-related patents and patent applications. The Company believes Unidym holds foundational intellectual property surrounding high value electronics grade CNT manufacturing and processing. With this strong patent portfolio and significant experience applying this technology to electronics markets, Unidym is beginning to make modest sales of its TCF film to device manufacturers and believes that it is well-positioned to increase sales in 2010. Unidym’s management team is focused on customer interaction to optimize its products to meet customer specifications with a goal of generating product sales for touch screens in the near term.

Unidym requires additional capital to fund its operations and obligations through fiscal 2010.

Collaborations and Partnerships

        Unidym has several ongoing joint development agreements with various partners to incorporate its transparent conductive films into touch panels and displays. In 2008, several prototypes were demonstrated at industry conferences. Unidym and Samsung Electronics Co., Ltd. extended their collaboration to integrate carbon nanotube materials as the transparent conductive layer in display devices. The world’s first carbon nanotube-based color active matrix electrophoretic display (EPD) e-paper was demonstrated at the Society for Information Display in May 2008 and at the International Meeting on Information Display (iMiD) at KINTEX, Ilsan, Korea in October 2008. The new color e-paper device is a 14.3” format display that uses a carbon nanotube (CNT) transparent electrode developed by Unidym. The display was one product of the ongoing joint development agreement between Unidym and Samsung. In addition, Unidym displayed a carbon nanotube based active matrix LCD made in collaboration with Silicon Display Technology, a company based in Seoul, Korea. Another collaborative effort is testing the use of Unidym’s TCF’s in solar cells.

In addition to these efforts in Unidym’s core focus of electronics, Unidym is seeking to leverage its broad intellectual property portfolio in other areas through its licensing and other collaborative programs.

In March 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce”) whose focus is research into the medical therapeutic applications of carbon nanotubes. From March 2008 to November 2008, Ensysce was both funded and effectively controlled by a related party to Unidym who also serves as a director of Unidym. In November 2008, Unidym sold its 50 percent interest in Ensysce to the controlling shareholder and recognized a gain of $700,000 on the sale during the first quarter of fiscal 2009.

Unidym entered into a strategic alliance with the Battelle Memorial Institute in July 2007 to explore opportunities to leverage their respective capabilities to commercialize products incorporating carbon nanotubes. Battelle is the world’s largest non-profit independent research and development organization, with 20,000 employees in more than 120 locations worldwide. In 2008, Unidym expanded this relationship to include an alliance focused on multi-functional nano-composites for aerospace and transportation applications.

Unidym’s carbon nanotubes have been used to increase strength and flexibility in the engine cowling of an aerobatic airplane, while reducing stress failures due to flight loads, showing potential for similar uses in other aerospace applications.

Production

Production of Carbon Nanotube Based Transparent Conductive Films

Unidym’s film production model involves in-house pilot production and outsourced supply of larger volumes of a proprietary grade of CNTs under an exclusive supply agreement, formulation of those CNTs into a coating ink, and then shipment of that ink to an outsourced coating partner or customer for deposition. To conserve cash and pursue a strategy designed to yield revenues in the short term, Unidym is exploring partnerships or outsourcing within this supply chain.

Unidym has in-house deposition or coating equipment which is used for the deposition of CNTs onto plastic or glass substrates in sample quantities. Unidym has also tested production samples from several coating subcontractors. The use of outsourced coating partners for its touch panel films would take advantage of the substantial excess capacity left in the coating industry by the decrease in demand for photographic film. Unidym expects that, given the abundance of these subcontractors and the availability of cost effective subcontract capacity, there will be no need to bring production capacity in-house in the near term. However, longer term, Unidym could decide to bring such production in-house.

Production of Carbon Nanotubes

Unidym has historically produced carbon nanotubes in-house. In line with its strategy to work with manufacturing partners, in May 2009, Unidym transferred a portion of its assets for CNT production to CCNI, a manufacturer of CNTs and carbon black, and is in the process of negotiating a license and supply agreement with CCNI for the production of Unidym’s CNT supply needs. The consideration for the assets to be transferred and licenses to be granted in the second agreement is still being negotiated, but is expected to consist of upfront payments and royalties. Unidym anticipates retaining some limited in-house CNT production capability for product improvements and as a second source of supply. Unidym plans to manufacture CNT inks and is negotiating with potential partners to manufacture and sell films to customers.

Marketing and Sales

Unidym expects to generate revenue from sales of thin films, sale of CNTs and sale of CNT based ink in fiscal 2010. Revenue is expected to be generated through direct product sales and license deals into relatively consolidated industries. In addition, Unidym plans to take advantage of its extensive metrology equipment and excess space to create a small incubator for start-ups that will defray costs for its Sunnyvale facility. In the near term, Unidym does not expect to generate enough revenue to self fund its operations and growth. Unidym has terminated its distribution relationship with the large Japanese trading firm, Sumitomo, but Unidym expects to continue to generate revenues through direct sales of its HIPCO grade CNTs.

Competition

Unidym faces competition from a number of start-ups and established companies in the industries it enters. In the electronics industry, there are a number of start-up or private companies that are focused on the application or production of nanotubes including Automate, C-Nano, Eikos, Nantero and Southwest Nanotechnologies. More established companies with announced CNT programs include Brewer Sciences, DuPont, Honeywell, Samsung, Sumitomo and Toray. There are also potential competitors who are pursuing alternative nanotech-based approaches to the markets served by Unidym, including the start-up Cambrios and large Japanese companies such as Fujitsu.

Intellectual Property

Unidym controls an intellectual property portfolio containing over 100 foreign and domestic patents and patent applications. The portfolio contains patent claims directed to fundamental carbon nanotube compositions of matter, as well as carbon nanotube synthesis, purification, dispersion and functionalization. Furthermore, the portfolio contains claims to the use of carbon nanotubes in many different application areas including fibers, electronics, composite materials, energy storage/generation, medical devices and drug delivery. Some patents and patent applications are owned by Unidym (or co-owned with partners such as Continental Carbon and Tokyo Electron), but most are exclusively licensed from institutions such as Rice University, Georgia Tech, Clemson, University of Florida, SUNY, and Caltech. Under its agreement with Clemson, Unidym has an exclusive license to U.S. Patent 7,265,174, which we believe has the earliest priority date of any patent claiming transparent, conductive films comprised of carbon nanotubes. Under its agreement with Caltech, Unidym has the right to sublicense U.S. Patent 5,424,054, which is the basic patent claiming small diameter nanotube composition of matter. Unidym also has the right to license an IP portfolio related to modified fullerene for non-therapeutic fields of use. Unidym has licensed its intellectual property to DuPont, Ensysce Biosciences, Nexeon MedSystems, Nano C, and other third parties. Unidym is currently executing a plan to encourage third parties and competitors to enter non-exclusive licenses of its intellectual property outside of its core product areas. A material portion of Unidym’s intellectual property portfolio is exclusively licensed from Rice University. If the sum of Unidym’s debts, liabilities and other obligations is greater than all of Unidym’s assets at fair valuation or if Unidym is generally not paying its debts, liabilities and other obligations as they come due; the Rice license will terminate and Unidym may lose rights to critical intellectual property.

Key Personnel

Mark Tilley, Ph.D is the CEO of Unidym. Dr. Tilley joined the Company after a nine year tenure at DSM N.V., a $12 billion Netherlands based specialty performance materials and life science company. During his tenure, he worked in DSM’s venturing arm, led marketing and technical teams, and built a nano-enabled flat panel displays materials business that was acquired by Japan Synthetic Rubber in 2005. Dr. Tilley also co-founded Kriya Materials B.V., a venture capital backed nano-materials and coatings company based in the Netherlands. Dr. Tilley has held marketing and R&D positions at SDC Coatings, a joint venture founded by Dow Corning and Pilkington Glass, Valspar and GE Plastics where he started his career at their Corporate R&D center as a Senior Scientist. He holds a BS in Chemistry from the University of Manchester Institute of Science and Technology in Manchester, UK, a Ph.D. from North Dakota State University in Fargo, and a M.B.A from Pepperdine University.

Unidym’s Board of Directors is comprised of R. Bruce Stewart, Executive Chairman of Arrowhead, Christopher Anzalone, CEO and director of each Arrowhead, Calando, Tego, Nanotope and Leonardo, Edward W. Frykman and Charles McKenney, both Arrowhead Directors, Dr. Bob Gower, former CEO of CNI, and Ray McLaughlin, former CFO of CNI.

At September 30, 2009, Unidym had 10 full-time employees. During fiscal 2009, Unidym reduced its management and technical staff.

Calando Pharmaceuticals, Inc.

Overview

Calando is a clinical stage nano-biotechnology company at the forefront of RNAi therapeutics. Calando has developed a nanoparticle-based drug delivery system for siRNA. Calando’s platform technology is being used in a Phase I clinical trial to systemically deliver—for what is believed to be for the first time—a siRNA drug candidate targeting cancer. Although the trial is not complete, no significant drug-related toxicities have been observed and the trial appears to be yielding promising results.

Calando is based on pioneering technology invented in the Chemical Engineering division of the California Institute of Technology. Developed to reduce the debilitating effects of cancer treatment, Calando’s proprietary molecules are designed to improve the safety and efficacy of cancer therapeutics. Currently focused on siRNA and oncology applications, Calando’s platform technology has the potential to be applied to a wide range of diseases beyond cancer as well as to therapeutic classes beyond siRNA therapeutics. In 2009, Calando successfully completed a Phase 1 clinical study with its first therapeutic candidate, IT-101, comprised of Calando’s system coupled with a small molecule chemotherapeutic drug.

Calando is focused on the clinical development of RONDELTM, its siRNA delivery technology, and CALAA-01, the associated drug candidate. The further development of the small molecule delivery platform and IT-101, the associated drug candidate, has been partnered to another company. Calando requires additional capital to fund its operations and obligations through fiscal 2010.

Platform Technology

        Based on a novel polymeric sugar (linear cyclodextrin) molecule, Calando’s drug delivery system has been applied thus far to the delivery of two classes of therapeutics: siRNA and other oligonucleotides and small molecule drugs. The polymer is combined with the drug molecule to form drug containing nanoparticles sized larger than 10 nanometers and smaller than 100 nanometers. This size is important; drug molecules are typically sized below 10 nanometers and are quickly cleared from the body in the urine.

Nanoparticles sized larger than 10 nanometers circulate longer and thus can allow administration of lower doses to patients. Nanoparticles sized smaller than 100 nanometers can escape the circulatory system through the abnormally leaky blood vessels that feed tumors and are retained in the tumor tissue due to a lack of effective tumor lymphatic drainage. Preferential accumulation in tumor tissue, where the drug can take effect, leaves other tissues relatively unaffected. Patients from Calando’s first clinical trial reported fewer and less serious side effects with several cases of stable disease over many months of treatment, including one case of pancreatic cancer that was stabilized for seventeen months. The drug delivery system has the added benefits of increasing solubility, allowing targeting of the nanoparticles, and being non-immunogenic.

Calando’s RONDEL Technology

RNA interference or “RNAi” is a naturally occurring mechanism for the regulation of gene expression that selectively inhibits the activity of, or “silences,” target genes. Discovered by scientists in 2002 who were subsequently awarded the Nobel Prize in Physiology or Medicine in 2006, RNAi has been hailed as a tremendous breakthrough. Because many diseases are caused by the inappropriate activity of genes, RNAi has potential application to many serious or fatal diseases including cancer, AIDS, hepatitis C, Huntington’s disease and others. The mechanism is mediated by “small interfering RNA” known as siRNA.

One of the key challenges to using RNAi therapy has been the inability to systemically deliver siRNA in humans. “Naked” siRNA is degraded and destroyed by nucleases in the bloodstream and is not taken up by cells. Calando’s RONDEL system is providing new hope that effective siRNA delivery can be achieved safely and economically. Calando’s polymers form the foundation for its three-part RNAi/Oligonucleotide Nanoparticle Delivery (RONDEL) technology. The first component is the positively charged polymer that, when mixed with siRNA, binds to the negatively charged “backbone” of the siRNA. The polymer and siRNA self-assemble into nanoparticles less than 100 nm diameter that fully protect the siRNA from nuclease degradation in serum. The cyclodextrin in the polymer enables the surface of the particles to be decorated by stabilizing agents and targeting ligands. These surface modifications are formed by proprietary methods involving the cyclodextrins.

The surface-modifying agents have terminal adamantane groups that form inclusion complexes with the cyclodextrin and contain poly (ethylene glycol) (PEG) to endow the particles with properties that prevent aggregation, enhance stability and enable systemic administration. Targeting molecules can be covalently attached to the adamantane-PEG modifier, enabling the siRNA-containing particles to be targeted to tissues of interest.

RONDEL technology offers the following advantages:

•

Generalized delivery system – Binds to and self-assembles with the siRNA to form uniform colloidal-sized particles. Analysis has shown that these particles are spherical and less than 100 nm in diameter.

•

Ease of Administration – The RONDEL system has been designed for use as part of a two-vial system: one vial contains the delivery components, and the second vial contains the therapeutic siRNA payload. When mixed pursuant to a simple protocol, the particles self-assemble into siRNA containing nanoparticles.

•	Any siRNA sequence can be easily substituted – Because RONDEL binds to the siRNA backbone, theoretically, any siRNA therapeutic could be in the second vial.

•

Stealthy delivery to the immune system – The sugar-based delivery vehicle allows for repeat dosing without the risk of immune reactions. Unlike lipid delivery vehicles, the cyclodextrin-based RONDEL™ delivery system does not cause an interferon response.

•

Safety – Has been shown to be non-toxic in in-vitro testing with human cell cultures, and the fully formulated polymer/siRNA particles exhibit a significant therapeutic window of safety in animals, even when repeated doses (up to eight doses over a four week period) are used. No serious adverse events have been observed in Calando’s current Phase I clinical trial.

•	Stable under physiological conditions – Particles have been shown to be stable under physiological conditions.

•

Effective targeted delivery – Calando and its partners have demonstrated successful delivery of functional siRNA therapeutics to tumor cells and to hepatocytes by systemic administration and confirmed sequence-specific gene inhibition in animal models.

CALAA-01

CALAA-001 is a combination of RONDEL and a patented siRNA targeting the M2 subunit of ribonucleotide reductase, a clinically-validated cancer target. Ribonucleotide reductase catalyzes the conversion of ribonucleosides to deoxyribonucleosides and is necessary for DNA synthesis and replication. The siRNA, developed at Calando, demonstrates potent anti-proliferative activity across multiple types of cancer cells. We believe the use of CALAA-001 in Calando’s Phase I trial, initiated in June 2008, was the first siRNA therapeutic candidate to target cancer in a human clinical study and also the first systemic delivery of an siRNA therapeutic candidate. The trial is utilizing a dose escalation protocol which is nearing the highest dose in the protocol and yielding promising preliminary results. The trial is not currently enrolling new patients (for reasons other than safety or efficacy), but Calando expects to begin enrolling patients again in the near term. Calando plans to finish the Phase I trial, as capital resources allow, and is seeking a partner for the further development of both the siRNA delivery platform and CALAA-01.

Calando’s CyclosertTM Technology & IT-101

The other polymeric drug delivery technology, Cyclosert, was designed by Calando’s scientists for the delivery of small molecule drugs. Cyclosert provides many of the same benefits as the RONDEL system. Calando completed a Phase 1 trial with IT-101, comprised of Calando’s polymer and Camptothecin, a potent anti-cancer drug, with a positive safety profile and indications of efficacy. On June 23, 2009, Calando entered into agreements to license Cyclosert and IT-101 to Cerulean Pharma, Inc. (“Cerulean”), a Boston-based biotech company. Under the terms of the agreements, Calando granted Cerulean an exclusive royalty-bearing worldwide license to certain patent rights and know-how and transferred to Cerulean certain intellectual property related to the linear-cyclodextrin drug delivery platform and IT-101 in exchange for an initial payment of $2.4 million. Under the agreements, Calando retains the rights to use the linear-cyclodextrin drug delivery platform to deliver tubulysin, cytolysin (the rights to deliver both of which were sublicensed by Calando to R&D Biopharmaceuticals GmbH), second generation epothilones, as well as any kind of nucleic acid, e.g., a DNA or siRNA therapeutics. As such, Calando retains the rights to its RONDELTM platform, as well as the CALAA-01 and CALAA-02 lead drugs. In connection with the Cerulean Agreements, Calando closed its Phase 2 clinical studies for IT-101.

Outsourced Clinical Trial Management, R&D, Manufacturing and Supply

Calando used contract manufacturers to manufacture each of its product candidates and has on hand sufficient material to complete the CALAA-01 Phase 1 study. These materials were manufactured in accordance with a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that its products are manufactured in accordance with current Good Manufacturing Procedures, or cGMPs, and other applicable domestic and foreign regulations. Currently, Calando has no laboratory facilities and is reliant on contract R&D facilities to support its clinical trial. Along with its internal resources, Calando uses consultants to manage and monitor its clinical trial. Calando has no plans to establish a laboratory or manufacturing facility and will continue to rely on third parties to meet these needs.

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

Intellectual Property

Calando controls an intellectual property portfolio of patents covering the linear cyclodextrin polymers and related technology (the “linear cyclodextrin system”). The portfolio covers both RONDEL and Cyclosert. In June 2008, Calando entered in to a drug-development partnership with Cerulean Pharma, Inc. (the “Cerulean Deal”). As part of the Cerulean Deal, Calando sold and assigned to Cerulean Pharma certain Calando owned-patents (“Acquired IP”) directed to linear cyclodextrin polymers conjugated to drugs. Additionally, Calando granted Cerulean an exclusive license under its right to the linear cyclodextrin system to develop certain drug products. However, excluded from the exclusive license to Cerulean are rights to use the linear cyclodextrin system to develop drugs in which the therapeutic agent is a nucleic acid (e.g., siRNA), a second generation epothilone, tubulysin or cytolysin. Additionally, Cerulean granted to Calando an exclusive fully paid up royalty free license under the Acquired IP to use the linear cyclodextrin system to develop drugs in which the therapeutic agent is a nucleic acid (e.g., siRNA), a second generation epothilone, tubulysin or cytolysin.

Calando also owns an issued patent covering the siRNA active ingredient in CALAA-01 and has filed a patent application to cover the siRNA active ingredient of CALAA-02. Calando has licensed patents from Alnylam relevant to siRNA therapeutics for CALAA-01 and CALAA-02. Calando has in-licensed from R&D Pharmaceuticals exclusive rights to second generation synthetic epothilones. Calando has out licensed to R&D the use of the linear cyclodextrin system for delivering tubulysin and cytolysin drugs. In any case, the RNAi and nanoparticle drug delivery patent landscape is complex and rapidly evolving. As such, Calando may need to obtain additional patent licenses prior to commercialization of its lead drug candidates.

The Drug Delivery and Oncology Markets

Despite advances in drug discovery, pharmaceutical firms remain challenged by getting the right compound to the right place in the human body, where it can maximize effect. Additionally, over the next decade, multiple “blockbuster” pharmaceuticals will go off patent, resulting in a significant loss to the pharmaceutical industry as generic versions of these drugs enter the market. Patent expiration coupled with a challenging drug discovery environment, and continued problems with late stage trial failures has left pharmaceutical pipelines thin. In response, the industry has pursued reformulation of existing or previously failed compounds using new drug delivery technology to expand pipelines and prolong patent life. The global drug delivery market for all delivery technologies is expected to exceed $67 billion in 2009. The market for targeted delivery of small molecule pharmaceuticals using particulate/liposomal delivery systems is estimated to grow to $4.8 billion in 2012. According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. The National Institutes of Health has estimated the direct medical cost of cancer to be in excess of $74 billion per year. Dose limiting toxicity, poor tissue specificity, and large effective distribution are major restrictive factors in effective cancer chemotherapy. Consequently, complete tumor response is not often achieved in patients receiving chemotherapy alone. This offers a potential for significant opportunity for firms developing technologies to more effectively deliver anti-cancer agents to malignant cells.

Competition

Calando is engaged in the rapidly changing business of developing treatments for human disease through the regulation of gene expression and delivery of proprietary novel cancer therapies. Competition in these fields is intense as other companies are developing therapies similar to our nanoparticle drug delivery systems, and targeting patient populations that are similar to the patient populations that are targeted by Calando. A number of companies are pursuing research and development programs relating to the emerging area of cancer therapies using nanoparticle conjugates and RNA interference. A number of these companies have filed patent applications in these areas. It is difficult to predict whether any of these companies will be successful in obtaining patent protection, whether the patent protection sought will address important aspects of the technology and to what extent these companies will be successful in their RNA interference efforts. New competitors may arise and we may not be aware of all competitors in this space. A number of Calando’s competitors are more established and have greater resources than Calando does. Furthermore, even if Calando is successful in developing commercial products, it is possible that competitors will achieve greater market acceptance.

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

Key Personnel

Christopher Anzalone, Ph.D., is the CEO of Calando. Dr. Anzalone is also the CEO of Arrowhead, Unidym, Tego, Nantope and Leonardo. Thomas Schluep, Sc.D., is the Chief Scientific Officer (CSO) of Calando.

        Calando’s Board of Directors consists of R. Bruce Stewart, Executive Chairman of Arrowhead, and Christopher Anzalone, CEO and director of Arrowhead, Nanotope and Leonardo, Edward W. Frykman, member of the Arrowhead Board. Dr. Bruce Given and Dr. Mostafa Analoui are independent board members.

As of September 30 2009, there were no full time employees at Calando. Two former employees of Calando have been hired by Arrowhead to help manage Calando’s ongoing efforts.

Agonn Systems, Inc.

Arrowhead founded Agonn in May 2008 to explore, develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. Leveraging Arrowhead’s expertise in carbon nanotubes, Agonn was pursuing a strategy to acquire energy storage technologies based on nanoscale engineering from research institutions and outsourced testing of various prototypes. As part of Arrowhead’s strategy to conserve cash in 2009, Agonn curtailed its development efforts and its current efforts are minimal. At September 30, 2009, Agonn had no facilities or employees and is managed by Arrowhead.

Tego BioSciences Corporation

Tego’s primary asset is an intellectual property portfolio which includes key patents for the modification of fullerenes, a family of symmetrical carbon-cage molecules with antioxidant properties. In order to exploit the therapeutic potential of fullerenes, they must first be chemically modified to render them water-soluble. A patented process, known as the Bingel reaction is of particular significance to fullerene chemistry because it enables modification of the fullerene sphere to provide solubility and appropriate physiologic behavior. Tego has a sole license to a patent directed at the Bingel reaction itself, as well as a large number of modified soluble fullerenes created through its use. Tego also owns or has exclusive licenses to patents directed to a variety of medical uses of Bingel-modified fullerenes. Tego is pursuing a strategy of partnering and licensing its intellectual property and has terminated its research and development efforts. As of September 30, 2009, Tego had no employees or facilities and is managed by Arrowhead.

In line with this strategy, on July 1, 2009, Tego exclusively licensed to The Bronx Project, Inc. (“TBP”), a development stage pharmaceutical company, the rights to develop and commercialize carboxylated fullerenes, e.g., the fullerene “C3,” in the fields of Parkinson’s disease, amyotrophic lateral sclerosis (or “Lou Gehrig’s” disease), multiple sclerosis, brain trauma and schizophrenia. TBP was founded to commercialize the work of Dr. Laura Dugan, Associate Professor of Medicine at the University of California, San Diego. Dr. Dugan has published numerous papers in peer-reviewed scientific journals on the use of fullerenes as potential neuroprotective therapeutics to counteract the deleterious role of free radicals in neurodegenerative diseases. The TBP License provides Tego with $100,000 in upfront fees, $2.35 million in potential milestone payments and royalties, as well as 5% of the proceeds of a sale of TBP itself to a third party.

Minority Investments

Nanotope, Inc.

Overview

Nanotope is a company in the field of regenerative medicine developing a suite of products customized to regenerate specific tissues; including neuronal, vascular, bone, myocardial, and cartilage. Its two lead clinical candidates are focused on spinal cord regeneration and treatment of peripheral artery disease (“PAD”). PAD causes the loss of vasculature in the extremities and it has been estimated that as many as 20% of people over the age of 70 have some form of PAD. Currently there is no treatment for regenerating lost vasculature. Nanotope has demonstrated in multiple animal models that injection of its angiogenic compound leads to revascularization of affected areas. Importantly, neither the spinal cord nor PAD treatments use stem cells. Nanotope’s products work with surviving cells and tissues to spur regeneration.

The Company acquired its initial stake in Nanotope from a Nanotope shareholder in April 2008 and increased its position through a direct investment of $2 million in two tranches of $1 million each in July 2008 and in September 2008. At September 30, 2009, the Company owned 22% of Nanotope’s outstanding securities. The Company is interested in increasing its stake in Nanotope if the opportunity arises, the Company has the capital resources and Nanotope’s technology development continues to move forward.

Related Party Interests

Nanotope was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group, Dr. Anzalone owns approximately 14.2% of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope directly or through the Benet Group. The Benet Group has the right to appoint a representative to the Board of Directors of Nanotope. Dr. Anzalone currently serves on the Nanotope Board in a seat reserved for Nanotope’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

Leonardo Biosystems, Inc.

Overview

Leonardo is a drug delivery company that employs a novel multi-layer drug delivery mechanism aimed at dramatically increasing targeting efficiency. The Company currently owns 6% of Leonardo. Leonardo’s silicon microparticulate technology involves transporting a therapeutic agent past multiple biological barriers using multiple carriers, each optimized for a specific barrier. Leonardo’s proprietary primary vehicles are designed to preferentially accumulate at tumor vasculature. Secondary carriers are then released from the primary carriers that are designed to accumulate around tumor cells and release their therapeutic payloads. Animal testing suggests that Leonardo’s platform enables significantly increased targeting. The Company is interested in increasing its stake in Leonardo if the opportunity arises, the Company has the capital resources and Leonardo’s technology development continues to move forward.

Related Party Interests

Like Nanotope, Leonardo was co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through the Benet Group, Dr. Anzalone owns approximately 17% of the outstanding stock of Leonardo. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Leonardo directly or through the Benet Group. The Benet Group has the right to appoint a representative to the Board of Directors of Leonardo. Dr. Anzalone currently serves on the Leonardo Board in a seat reserved for Leonardo’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Leonardo since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Leonardo since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Leonardo before he joined the Company.

Academic Partnerships

Since inception, Arrowhead has worked with some of the most outstanding academic institutions in the country, including the California Institute of Technology (Caltech), Stanford University, Duke University and the University of Florida, in critical areas such as stem cell research, carbon electronics and molecular diagnostics. This has provided the Company with a deep network in the academic community, insight into cutting edge technologies and a world class scientific advisory board. Through these partnerships, Arrowhead has gained access to exclusive rights that have formed the basis for the Company’s subsidiaries and minority investments and has leveraged university resources to further develop and test technology in a highly cost effective way. The collaborations with academic scientists have included technology licenses and options to license technology, sponsored research, donations to the labs of individual scientists and use of university facilities that are made available to development stage companies. In prior years, Arrowhead devoted significant capital resources to sponsored research. As the Subsidiaries have matured, the Company has decreased its reliance on sponsored research for technology development and sponsored research expense has decreased. As of September 30, 2009, Arrowhead had one active sponsored research agreement at Duke University through Unidym. Depending on capital resources, Arrowhead is likely to continue to invest in nanoscience research and development through sponsored research agreements at universities.

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

Risks Related to Our Financial Condition

We do not have sufficient cash reserves to fund our activities at their current pace beyond the next fiscal year.

        Our plan of operations is to provide substantial amounts of development funding and financial support for our majority-owned subsidiaries over an extended period of time. Our Board of Directors adopted a cash conservation strategy that scaled back our financial support for our majority-owned subsidiaries, Unidym and Calando. This has influenced Unidym’s decision to engage partners for its capital-intensive bulk CNT manufacturing and concentrate its resources on its CNT inks and CNT-based film products. Calando’s Board of Directors has determined to partner future development efforts for its drug delivery platforms and clinical candidates. Management has developed a plan based upon the latest financing (See Note 15 – Subsequent Events) which includes the December 2009 financing and several other transactions which are expected to close in the near term. The plan shows that the Company has enough cash to fund all operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce operations in order to operate through September 30, 2010 without additional financing.

We may need to obtain additional capital to support our projects, and we may plan to do so by out-licensing technology, selling one or more of our subsidiaries, securing funded partnerships, conducting one or more private placements of equity securities of the Company or our subsidiaries, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. However, there can be no assurance that we will be successful in any of these endeavors or, if we are successful, that such transactions will be accomplished on favorable terms. If we are unable to obtain additional capital, we will be required to implement additional cash saving measures by limiting further activities at Unidym, or at the Company, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our plan of operations. Even if we are successful in obtaining additional capital, because we and each subsidiary are separate entities, it could be difficult or impossible to allocate funds in a way that meets the needs of all entities.

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

Neither the Company nor our subsidiaries generate substantial revenue, and, to date, our operations, research and development activities have been primarily funded through the sale of Company securities and securities of our subsidiaries. Current market conditions are likely to impair our ability to raise the capital we need. If we are unable to secure additional cash resources from the sale of securities or other sources, it could become necessary to further slow, interrupt or close down development efforts at Unidym. In addition, we may have to make additional cuts in expenses at the Company, which could impair our ability to manage our business and our subsidiaries. Even if investment capital is available to us, the terms may be onerous in light of the state of the current market. If investment capital is needed and available to Unidym and/or Calando and the Company does not have the funds to make a pro rata investment, our ownership interest could be significantly diluted. The sale of additional Company stock to fund operations could result in significant dilution to stockholders.

The strategy for eventual monetization of our subsidiaries will likely depend on our ability to exit our ownership position in each subsidiary in an orderly manner. Exit opportunities could include an initial public offering (“IPO”) for the subsidiary or acquisition of the subsidiary by another company. Due to the current economic climate, companies are adopting conservative acquisition strategies and, even if there is interest, they may not be able to acquire our subsidiaries on terms that are attractive to us, if at all. These factors could reduce the realizable return on our investment if we are able to sell a subsidiary. Additionally, the market for IPOs is severely limited, which limits public exit opportunities for our subsidiaries.

Our business may be harmed if we cannot maintain our listing on the NASDAQ Capital Market.

To maintain our listing on the NASDAQ Capital Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement and (ii) a $2.5 million minimum stockholders’ equity requirement, $500,000 minimum net income requirement or $35 million minimum market value of listed securities requirement. As of December 15, 2009, the bid price of our Common Stock was $0.51 per share and our market value for listed securities was approximately $29 million. At September 30, 2009 our stockholders’ equity was $4.8 million and our net loss was $19.3 million for the fiscal year ended September 30, 2009. We previously received a notice of non-compliance from NASDAQ regarding our stockholders’ equity. On August 11, 2009, NASDAQ informed the Company that our stockholders’ equity as of June 30, 2009 ($3.7 million) complied with NASDAQ Listing Rules. However, it is possible going forward that NASDAQ may decide our stockholders’ equity is insufficient for continued compliance. We may face deficiencies in our stockholders’ equity in the future and, if we cannot resolve such deficiencies, our Common Stock could be delisted from the NASDAQ Capital Market. As of July 31, 2009, NASDAQ reinstated the $1.00 minimum bid requirement for continued listing.

        On September 18, 2009, we received a deficiency letter from the NASDAQ Stock Market indicating that, based on our closing bid price for the last 30 consecutive business days, we did not comply with the $1.00 minimum bid price as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until March 15, 2010, to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive business days. As of December 15, 2009, our Common Stock was trading at $0.51, which is below the $1.00 minimum bid price requirement. As a result, we may need to effect a reverse stock split to raise our stock price over $1.00 to regain compliance with NASDAQ Listing Rules. At a special meeting of stockholders on October 6, 2009, a proposal was approved giving authority to our Board of Directors to effect a reverse stock split of our Common Stock in the range of 1:2 to 1:15, if deemed necessary. Despite the ability of the Board of Directors to effect a reverse stock split if necessary, there is no assurance that such a reverse stock split would in fact enable us to meet the $1.00 minimum bid price requirement and stockholders may suffer a decline in value of their shares as many stocks do not trade at or above the implied post-split price.

In addition, because of cash constraints, we may have to “go dark” and stop filing reports with the SEC. If we stop filing reports with the SEC, that would negatively affect our stockholders’ ability to sell their shares. In addition, we would be under breach of certain agreements if we stop filing reports with the SEC, which would expose us to potential legal action.

If our Common Stock is delisted by, or we voluntarily delist from NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our Common Stock, and there would likely also be a reduction in profile in the investment community and the news media, which could cause the price of our Common Stock to decline further.

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

We have debt on our consolidated balance sheet, which could have consequences if we were unable to repay the principal or interest due.

Unidym. We have debt on our consolidated balance sheet, including a capital lease obligation acquired in connection with Unidym’s acquisition of Nanoconduction, Inc. As of September 30, 2009, the capital lease obligation requires us to pay a total of $750,000 in 10 monthly payments of $75,000 each for capital equipment at Unidym’s Sunnyvale, California location and the equipment itself serves as collateral for the debt. Unidym’s ability to make payments on its indebtedness will depend on its ability to conserve the cash that it has on hand and to generate cash in the future. Neither Unidym nor the Company currently generates significant revenue. Because Unidym does not currently have a substantial amount of cash on hand, Unidym might be required to divert cash from development activities or to generate cash via debt or equity financing to be able to meet the monthly payment requirements under the capital lease obligation. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Also, given the current economic climate, financing options might be limited going forward, which could prevent Unidym from obtaining the necessary funds to pay its indebtedness when due. Because the equipment serves as collateral for the debt, if Unidym is unable to make the monthly payments when due, the lessor of the equipment, at its discretion, may seize the equipment and Unidym would not be able to use the equipment in its development activities.

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

The implementation of our business strategy is still in the development stage. We currently own majority interests in two subsidiary companies, 100% ownership interest in the non-operating subsidiaries, investments in two early stage biotech companies and, through Unidym, one university research project at Duke University. Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the company.

The costs to fund the operations of Unidym is difficult to predict, and our anticipated expenditures in support of Unidym may increase or decrease for a variety of reasons.

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

As part of our cash conservation strategy that scales back our financial support for Calando at this time, Calando has closed its laboratory facilities, eliminated its technical employees and has shifted its focus to licensing its technologies to partners. Currently, Calando has one licensing partner, but there can be no assurance that Calando will be able to find additional partners to license its technologies upon terms favorable to Calando.

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

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President, is the founder, CEO and a board member of each of Nanotope, Inc. (“Nanotope”), a regenerative medicine company that is separately financed in which the Company owns a 22% interest, and Leonardo Biosystems, Inc. (“Leonardo”), a drug delivery company that is separately financed in which the Company owns a 6% interest. Dr. Anzalone owns a minority interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

Our efforts pertaining to the pharmaceutical industry are subject to additional risks.

Our subsidiaries, Calando and Tego, as well as minority investments Nanotope and Leonardo, are focused on technology related to new and improved pharmaceutical candidates. Drug development is time consuming, expensive and risky. Even product candidates that appear promising in the early phases of development, such as in early animal and human clinical trials, often fail to reach the market for a number of reasons, such as:

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

The ability of Calando, Tego and our minority investments Nanotope and Leonardo to market products successfully (either on their own or in partnership with other companies) will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for the products of these companies. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect their ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these subsidiaries or any anticipated milestone or royalty payments. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, on such terms and at such prices as our Board of Directors may determine. As of September 30, 2009, 56,411,744 shares of Common Stock and no shares of preferred stock were issued and outstanding. As of September 30, 2009, 1,532,000 shares and 1,369,588 shares were reserved for issuance upon exercise of options granted under our 2000 Stock Option Plan, (the “2000 Plan”), and 2004 Equity Incentive Plan, (the “2004 Plan”), respectively. As of September 30, 2009, we had warrants outstanding to purchase 15,417,815 shares of Common Stock and issued warrants to purchase 5,245,891 shares in a recent private offering. All of the warrants are callable by us under certain market conditions.

In October 2009, the stockholders approved an increase in the number of the authorized shares of Common Stock from 70 million to 145 million under our certificate of incorporation (See footnote 15 – Subsequent Events – in the attached financials). The increase in authorized shares of Common Stock approved by our stockholders, together with the issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of the Company that a holder of our Common Stock might consider in its best interest. Specifically, our Board of Directors, without further action by our stockholders, currently has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our Common Stock. Additionally, because we are effectively out of authorized by unissued common stock, we may be forced to issue preferred stock in future capital raising transactions. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our Common Stock and could make it more difficult for a third party to acquire a majority of our outstanding Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Pasadena, California. The Company leases the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$18,101	March 1, 2006	62 Months
New York(2)	130 sq ft	$1,600	October 1, 2008	14 Months
Calando(3)	4,354 sq ft	$12,173	June 1, 2009	1 Month
Unidym
Menlo Park, CA(4)	9,255 sq ft	$14,345	February 1, 2007	36 Months
Sunnyvale, CA	20,500 sq ft	$26,650	October 1, 2008	60 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006.
(2)	As of April 1, 2009, Arrowhead closed its New York office.
(3)	Calando’s laboratory was closed on June 30, 2009 and its lease expired on July 15, 2009.
(4)	On September 30, 2009, Unidym entered into a lease termination agreement with the landlord of its Menlo Park, California facility. Under the terms of the agreement, Unidym forfeited its security deposit of $14,808 and agreed to pay the landlord an additional payment of $63,000. In return, the lease was terminated and Unidym has no further obligations related to the Menlo Park lease.

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

Facility and equipment rent expense for the years ended September 30, 2009 and 2008 was $1,326,860 and $1,075,524, respectively. From inception to date, rent expense has totaled $4,304,993.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of stockholders in the quarter ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol “ARWR”. The following table sets forth the high and low sales prices for a share of the Company’s Common Stock during each period indicated. During the year ended September 30, 2009, the weekly trading volume ranged from 55,200 shares to 896,800 shares with an average weekly volume of 192,515 shares.

	Fiscal Year Ended September 30,
	2009		2008
	High	Low	High	Low
1st Quarter	$1.78	$0.77	$5.01	$3.36
2nd Quarter	1.20	0.36	3.55	1.90
3rd Quarter	0.70	0.40	3.07	2.13
4th Quarter	0.71	0.31	2.59	1.04

NASDAQ Compliance

On September 18, 2009, Arrowhead Research Corporation announced that it received a deficiency letter from the NASDAQ Stock Market indicating that based on the Company’s closing bid price for the last 30 consecutive business days, the Company did not comply with the $1.00 minimum bid price as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Arrowhead has been provided a grace period of 180 calendar days, or until March 15, 2010, to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive business days. The NASDAQ deficiency notice has no effect on the listing of the Arrowhead’s Common Stock at this time and Arrowhead will seek to regain compliance within the grace period. If Arrowhead does not meet the minimum bid requirement during the initial 180-day grace period, the Company will be notified by NASDAQ that its Common Stock will be subject to delisting. Alternatively, the Company may be eligible for an additional grace period if it meets the initial listing standards, with the exception of the bid price, for The NASDAQ Capital Market. If the Company meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 calendar day grace period. NASDAQ had previously implemented a temporary suspension of this listing requirement on October 16, 2008. The temporary suspension was lifted on July 31, 2009. During the period of the temporary suspension, the Company was not considered to be out of compliance with this continued listing requirement.

Shares Outstanding

At December 15, 2009, an aggregate of 62,788,380 shares of the Company’s Common Stock were issued and outstanding, and were owned by 444 stockholders of record, based on information provided by the Company’s transfer agent.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

Sales of Unregistered Securities

In the fourth quarter of fiscal 2009, the Company issued 1,011,546 shares of Common Stock in exchange for shares of Unidym preferred and common stock. The offering was exempt from registration under the Securities Act of 1933 (the “Securities Act”) as a private placement within the meaning of Section 4(2) and the safe harbor provided by Regulation D under the Securities Act.

On July 17, 2009 and August 6, 2009, the Company completed the closing of a private placement (the “Private Placement”) of an aggregate of 9,196,642 shares (the “Shares”) of its common stock, $0.001 par value per share (“Common Stock”), at a price of $0.30 per share, and warrants to purchase up to an additional 9,196,642 shares of Common Stock (the “Warrants”), exercisable at $0.50 per share. The Warrants become exercisable in January 2010 and remain exercisable until June 17, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period. Gross proceeds of the Private Placement totaled approximately $2.75 million and proceeds net of commissions were approximately $2.5 million. The Shares and Warrants were offered and sold only to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during fiscal 2009 or fiscal 2008.

Information Regarding Equity Compensation Plans

The following table provides certain information as of September 30, 2009, with respect to all of the Company’s equity compensation plans in effect on that date.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,901,588	$1.73	4,368,722

(1)	Includes the 2000 Stock Option Plan and the 2004 Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

As a “Smaller Reporting Company,” we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”) and Tego Biosciences Corporation (“Tego”), Masa Energy LLC (“Masa”) and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

Overview

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires, and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, Arrowhead identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the electronics and biotech industries.

Providing strategic management, financing, and operational services to its subsidiaries, Arrowhead takes an active role in their development, keeping the business and technical development teams at the subsidiary companies focused on near term revenue opportunities and capital efficiency.

Arrowhead’s ultimate goal is to realize the value of its subsidiaries by:

•	A public offering of subsidiary stock;

•	A sale of subsidiary to another company; or

•	Building Arrowhead’s ownership position to 100% with revenue from subsidiary flowing to Arrowhead’s bottom line.

Arrowhead owns two majority-owned subsidiaries, Unidym and Calando, three wholly-owned non-operating subsidiaries and has minority investments in two early-stage nanotechnology companies, Nanotope and Leonardo. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies, as capital resources allow. The Company’s subsidiaries are seeking to commercialize or license the technology covering a variety of nanotechnology products and applications, including anti-cancer RNAi therapeutics, carbon-based electronics and fullerene based anti-oxidants. The Company’s minority investments are focused on developing advanced nanomaterials for spinal cord injury and wound healing and drug delivery technology.

        Arrowhead has been active in the operation of its subsidiaries, providing key management functions. During 2009, the Company continued its efforts to streamline the operations of Arrowhead and its Subsidiaries to increase efficiency and decrease costs while continuing to move the business plans of each entity forward. With the decision to move to a licensing model for Calando and the decision to reduce costs at Unidym, the amount of cash needed to fund both operations is expected to be reduced from historical levels.

Cash Resources and Going Concern

At September 30, 2009, the Company had approximately $2 million in cash to fund operations. In fiscal 2009, the Company raised $7.3 million in capital and $4.4 million through the sales of assets, products and license fees, on a consolidated basis, through equity financing at the Arrowhead level and sales of equity and convertible loans by its subsidiaries.

On December 11, 2009, Arrowhead Research Corporation (the “Company”) executed definitive agreements for a private placement offering (the “Offering”) with a selected group of accredited investors. Pursuant to the Offering, the Company sold an aggregate of approximately 5.1 million shares (the “Shares”) of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a price of $0.634 per share, and warrants to purchase up to an equal number of shares of Common Stock (the “Warrants”), exercisable at $0.509 per share. The closing bid price on the Company’s Common Stock on December 11, 2009 was $0.509. The Warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period after December 11, 2010. Gross proceeds of the Offering totaled over $3.2 million with net proceeds estimated at approximately $3.2 million. The Shares and Warrants were offered and sold only to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Shares and Warrants sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants.

Based on this financing, the Company has developed a plan which indicates that the Company has sufficient cash to operate through September 30, 2010.

Majority-owned Subsidiaries

Unidym

Unidym is a leader in carbon nanotube-based transparent, conductive films (TCFs) for the electronics industry. TCFs are a critical component in devices such as touch panels, displays, and thin-film solar cells. For example, both touch panels and LCDs typically employ two TCF layers per device. Unidym’s TCFs offer substantial advantages over the incumbent technology, indium-based metal oxides, including: improved durability, lower processing costs, and lower overall cost structure. Unidym is working in close collaboration with customers, especially in Asia where the bulk of display manufacturing is located. Unidym is initially focused on the touch panel market and expects modest revenue from sales of its films in the near term.

In fiscal 2009, Unidym reduced costs and liabilities and restructured operations. During the year, headcount was reduced and Unidym’s facilities were consolidated in Sunnyvale, California. In line with its strategy to work with manufacturing partners, in May 2009, Unidym transferred a portion of its assets for CNT production to CCNI, a manufacturer of CNTs and carbon black, and is in the process of negotiating a license and supply agreement with CCNI for the production of Unidym’s CNT supply needs. The consideration for the assets to be transferred and licenses to be granted in the license and supply agreement is still being negotiated, but is expected to consist of upfront payments and royalties.

In November 2008, Unidym raised $2 million through the sale of Series C-1 Preferred Stock to Tokyo Electron Ventures (“TEL Ventures”). Since March 2009, Unidym’s operations have been funded by Arrowhead through a series of stock purchases. Arrowhead also increased its ownership through acquisition of stock from minority holders in Unidym, including TEL Ventures. At September 30, 2009, Arrowhead’s interest in Unidym was 79.97% and 64.16% on a fully diluted basis.

Unidym requires additional capital to fund its operations and obligations through fiscal 2010. Unidym’s cash consumption has been reduced from fiscal 2008 levels of $2.0 million to $4.2 million per quarter to $532,000 in the fourth fiscal quarter of 2009. From September 30, 2008 to September 30, 2009, Unidym’s liabilities have been reduced from $3.3 to $1.5 million.

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

Calando

Calando is a clinical stage oncology drug delivery company. Calando has developed proprietary technologies to create targeted siRNA-based therapeutics and small molecule nanoparticle drug conjugates. Calando’s innovative Cyclosert™ and RONDEL™ nanoparticle systems have been designed to solve the long-standing obstacle of safe and effective delivery and targeting for oligonucleotide and small molecule therapeutics. Calando has developed two clinical stage drug candidates for the treatment of cancer. CALAA-001, a therapeutic candidate based on siRNA and the RONDEL system, is currently undergoing a Phase I clinical study. The trial is utilizing a dose escalation protocol which is nearing the highest dose in the protocol and yielding recent promising results. Calando plans to complete the Phase I trial, as capital resources allow, and is seeking a partner for the further development of both the siRNA delivery platform and CALAA-01.

The other clinical candidate is IT-101, a conjugate of Calando’s delivery molecule and the potent small molecule anti-cancer drug, Camptothecin. IT-101 has completed a Phase I clinical trial with a positive safety profile and indications of efficacy. On June 23, 2009, Calando entered into agreements to license its small molecule delivery platform and IT-101, to Cerulean Pharma, Inc. (“Cerulean”), a Boston, MA based biotech company. Under the terms of the agreements, Calando granted Cerulean an exclusive royalty-bearing worldwide license to certain patent rights and know-how and transferred to Cerulean certain intellectual property related to the linear-cyclodextrin drug delivery platform and IT-101 in exchange for an initial payment of $2.4 million. Under the agreements, Calando retains the rights to use the linear-cyclodextrin drug delivery platform to deliver tubulysin, cytolysin (the rights to deliver both were previously sublicensed by Calando to R&D Biopharmaceuticals GmbH), second generation epothilones, as well as any kind of nucleic acid, e.g., a DNA or siRNA therapeutics. As such, Calando retains the rights to its RONDELTM platform, as well as the CALAA-01 and CALAA-02 lead drugs. In connection with the Cerulean Agreements, Calando closed its Phase 2 clinical studies for IT-101. The $2.4 million payment from Cerulean was used to pay down Calando’s existing obligations.

Under the terms of the agreements, Cerulean will pay Calando up to $2.75 million in development milestone payments if IT-101 progresses through clinical trials and receives marketing approval. If approved, Calando is also entitled to receive up to an additional $30 million in sales milestones, plus royalties on net sales, depending on sales levels, with any development milestone payments credited against such royalties. For every new drug candidate that Cerulean is able to bring to market with the linear-cyclodextrin drug delivery platform, Calando is entitled to receive up to $3 million in development milestone payments and up to an additional $15 million in sales milestones, plus royalties on annual net sales, depending on sales levels, with any development milestone payments credited against such royalties. In addition, should Cerulean enter into any sublicense agreements for the development and sale of IT-101, Calando is entitled to 10% to 40% of Cerulean’s sublicense income, depending on timing of the underlying sublicensing deal.

Historically, Calando chose to finance the development of drug candidates and its platform systems from its own resources and minority investments. Significant cash was consumed in fiscal 2008 and in the first three quarters of fiscal 2009 for Calando’s clinical program and the development of a second siRNA therapeutic. Calando has moved from an internal development strategy to a partnership and licensing model. In line with this strategy, Calando phased down its operations significantly in the first half of fiscal 2009 as part of the Company’s overall cash conservation strategy and closed its laboratory facility on June 30, 2009. Two employees were transferred to Arrowhead to manage the CALAA-01 clinical study and facilitate partnership negotiations. Since July 2009, Calando has further reduced expenses except for limited expenses necessary to complete the CALAA-01 Phase 1 clinical study. Calando’s cash consumption has been reduced from fiscal 2008 levels of $2.2 million to $2.6 million per quarter to less than $502,000 in the fourth fiscal quarter of 2009. Calando’s continuing cash needs are being met through a series of bridge loans from Arrowhead. Calando will need significant additional capital to fund the completion of its Phase 1 trial and to pay its existing obligations.

We believe there is an opportunity to derive value from the further development of the Calando platform drug delivery systems, as they have been demonstrated to enhance and enable the delivery of diverse pharmaceutical entities, including peptides and small molecules as well as other RNA and DNA-based oligonucleotides. At September 30, 2009, Arrowhead’s interest in Calando was 67.8% and 63.6% on a fully diluted basis.

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

Wholly-owned Subsidiaries

Tego

Tego has been pursuing a licensing and partnering strategy. In line with this strategy, on July 1, 2009, Tego exclusively licensed to The Bronx Project, Inc. (“TBP”), a development stage pharmaceutical company, the rights to develop and commercialize carboxylated fullerenes, e.g., the fullerene “C3,” in the fields of Parkinson’s disease, amyotrophic lateral sclerosis (or “Lou Gehrig’s disease”), multiple sclerosis, brain trauma and schizophrenia. The TBP License provides Tego with $100,000 in upfront fees, $2.35 million in potential milestone payments and royalties, as well as 5% of the proceeds of a sale of TBP itself to a third party.

Agonn

As part of Arrowhead’s strategy to conserve cash in 2009, Agonn curtailed its development efforts. At September 30, 2009, Agonn had no facilities or employees and is managed by Arrowhead.

Masa Energy LLC

Masa’s only assets are a 5.78% minority position in Nanotope, Inc. (“Nanotope”) and a 6.13% minority position in Leonardo Biosystems, Inc. (“LBS”).

Minority Investments

Nanotope, Inc.

Nanotope is an early stage nano-biotechnology company developing advanced materials for regeneration and wound healing. Arrowhead owns 22% of Nanotope and accounts for its investment in Nanotope using the equity method of accounting. In fiscal 2009, Arrowhead recorded a loss of $225,804, representing its interest in Nanotope’s loss. Nanotope is positioned to enter into a commercialization corporate partnership in 2010 and expects to be able to start a first round of clinical trials in 2010. Nanotope’s model is to partner product candidates prior to clinical trials and, therefore, assume no clinical costs. Nanotope was co-founded by Dr. Anzalone, the Company’s CEO, prior to his employment with Arrowhead. He owns approximately 14.2% of Nanotope’s outstanding voting securities and he serves as the CEO of Nanotope.

Leonardo Biosystems, Inc.

Leonardo is a drug delivery company based on technology developed by Dr. Mauro Ferrari, one of the world’s best-known nano-cancer scientists. Arrowhead has a 6% interest in Leonardo and accounts for its $187,000 investment in Leonardo using the cost method of accounting. Leonardo expects to enter into commercial development partnerships in 2010. Leonardo was co-founded by Dr. Anzalone, the Company’s CEO, prior to his employment by Arrowhead. Dr. Anzalone, through his ownership in the Benet Group, owns 17% of the outstanding stock of Leonardo and he serves as the CEO of Leonardo.

Academic Partnerships

In prior years, Arrowhead devoted significant capital resources to sponsored research. As the subsidiaries have matured, the Company has decreased its reliance on sponsored research for technology development and sponsored research expense has decreased. As of September 30, 2009, Unidym had one active sponsored research agreement at Duke University. Negotiations with Duke to reduce the scope of the sponsored research project are expected to reduce the cost to approximately $100,000 per year. Depending on capital resources, Arrowhead and/or its subsidiaries expect to continue to invest in nanoscience research and development through sponsored research agreements at universities.

Factors Affecting Further R&D Expenses

Since early fiscal 2009, the Company has dramatically decreased its research and development expenses due to cash constraints. Research and development expenses are expected to fluctuate in the foreseeable future as the Company’s product development efforts move through various phases of development and as capital resources allow. Each phase of development requires different resources. Also, the pace of development can affect the resources required. Over the past five years, the Company has increased and decreased subsidiaries and products in its pipeline, increased and decreased research and development personnel, engineers, business development and marketing personnel; expanded and contracted its pre-clinical research, begun and ended clinical trial activities, increased its regulatory compliance capabilities, and purchased capital equipment and laboratory supplies. The timing and amount of these fluctuations in expenses is difficult to predict due to the uncertainty inherent in the timing and extent of progress in the Company’s research programs. As the Company’s research efforts evolve, it will continue to review the direction of its research based on an assessment of the value of possible commercial applications emerging from these efforts.

In addition to these general factors, specific factors that will determine the eventual cost to complete the current projects at Arrowhead’s nano-biotechnology Subsidiaries or their partners and potential partners include the following:

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

Revenue Recognition

Revenue from product sales are recorded when persuasive evidence of an arrangement exists, title has passed and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured.

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

Intellectual Property

Intellectual property consists of patents and patent applications internally developed, licensed from universities or other third parties or obtained through acquisition. Patents and patent applications are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and any impairment found is written off. Licensed or internally developed patents are amortized over the life of the patent. Purchased patents are amortized over three years.

Results of Operations

The Company had a consolidated loss of approximately $19.3 million for the year ended September 30, 2009, compared to a consolidated loss of $27.1 million for the year ended September 30, 2008.

The decrease in the fiscal 2009 consolidated loss over fiscal 2008 is the result of a number of factors. The number of management and staff employees at Arrowhead declined over fiscal 2009 and other cost savings measures were instituted, including the closure of Arrowhead’s New York office and reduction in scientific advisory fees. It is expected that the trend to consolidate management of the Subsidiaries at Arrowhead will continue with the goal of reducing cash outlay throughout the Company.

Unidym also reduced its expenses in fiscal 2009 compared to fiscal 2008. In fiscal 2008, Unidym was pursuing a business plan based on building a vertically integrated company that would manufacture both carbon nanotubes and carbon nanotube films. With the dramatic changes in economic conditions in late 2008, Unidym decided to look to partners for manufacturing capability rather than expand its internal capabilities. In line with this strategy, Unidym closed its Texas operations in January 2009. This resulted in a reduction in workforce and other expenses related to the operation of the Texas plant and a reduction in lease expenses later in the year. Unidym consolidated its Northern California operations into one facility in 2009 and also decreased the number of management and technical staff in the early part of the year. Significant expense is expected to be incurred in the further development of Unidym’s products. However, development costs at Unidym have been substantially reduced and the pace of development will depend on the cash resources and partnership opportunities available to Unidym.

Calando also reduced expenses in fiscal 2009 compared to fiscal 2008 due to a change in business strategy. Rather than bear the significant expense of running multiple clinical trials, Calando decided to seek partners for further development of its technology. Beginning in fiscal 2008 and continuing into fiscal 2009, Calando reduced its management and technical staff culminating with the closure of its lab facility in Pasadena, California in June fiscal 2009 after a partnership for one of its drug delivery technologies and its associated clinical candidate was signed. Calando’s outside lab and contract services expense decreased by approximately $3 million in fiscal 2009 compared to fiscal 2008. Calando incurred major expenses during fiscal 2008 related to the IT-101 clinical trial and preparation for a phase 1 clinical trial for CALAA-01. With the initiation of the phase I trial for CALAA-01 in fiscal 2009, the need to incur outside labs and contract service expenses was reduced. In fiscal 2009, significant expense was incurred for manufacture of the components for CALAA-02, preparation for an IND for CALAA-02 and the continuation of Calando’s clinical trials. Continued clinical and preclinical development of Calando’s drug candidates will depend on the cash resources available to Calando.

Development expenses related to Agonn and Tego were minimal in fiscal 2009 compared to fiscal 2008.

Revenues

The Company generated revenues of $3,773,000, and $1,303,000 for the years ended September 30, 2009 and 2008, respectively. The revenue for the year ended September 30, 2009 consists of a license fee of $1,750,000 related to the license of Calando’s IT-101 to Cerulean, sale of approximately $678,000 in IT-101 inventory to Cerulean, $203,000 from grants to fund research for the development of carbon nanotube applications, $503,000 from license fees applicable to Unidym technology, $602,000 from the sale and delivery of carbon nanotubes to third parties and $37,000 of collaboration services revenue. The revenue for the year ended September 30, 2008 consists of $570,000 from grants to fund research for the development of carbon nanotube applications, $85,000 from license fees from Unidym technology, and $648,000 from the sale and delivery of carbon nanotubes to third parties. Revenues from sales of carbon nanotubes are expected to decline in 2010 as Unidym depletes its inventories and transfers its bulk carbon nanotube production to a third party in exchange for payments based on the third party sales. Unidym is anticipating modest revenue from film sales in fiscal 2010.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the years ended September 30, 2009 and 2008 are shown in the table below.

Salary & Wage Expenses - Fiscal 2009 compared to Fiscal 2008

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative compensation related expense and research and development compensation related expense depending on the primary activities of each employee. The following table details salary and related expenses for fiscal 2009 and fiscal 2008.

(in thousands)

	Year Ended September 30, 2009	% of expense category	Year Ended September 30, 2008	% of expense category
G&A—compensation-related	$2,878	36%	$6,675	49%
Stock-based compensation	2,676	33%	3,188	23%
R&D—compensation-related	2,483	31%	3,858	28%

Total	$8,037	100%	$13,721	100%

In fiscal 2009, General and Administrative (G&A) compensation expense decreased due to a reduction of accrued severance pursuant to an amendment to the severance agreement between the Company and the Executive Chairman, such that, in the event his employment with the Company terminates, he would receive a lump sum payment equal to one month’s salary rather than 36 months’ salary. This change resulted in a reduction of G&A compensation-related expense in fiscal 2009 as well as a reduction in the accrued severance liability on the Company’s balance sheet from $750,000 as of September 30, 2008 to approximately $24,000 at September 30, 2009. G&A compensation expense would have been approximately $3.6 million without this adjustment. Also, the Company reduced the number of employees across all its entities during fiscal 2009. In fiscal 2008, management positions were added at Arrowhead including a Chief Executive Officer in December 2007. Beginning in fiscal 2008 and increasingly in 2009, the cost of the new positions at Arrowhead was offset by the termination of several senior management positions at the Subsidiaries, as well as several members of the administrative staff. The responsibilities of the terminated employees have been absorbed by Arrowhead management, administrative and finance personnel or other employees at Unidym. The Company expects to continue to run at a salary rate which will result in lower G&A compensation expense in fiscal 2010. The decrease in G&A salaries also includes the impact of the salary reductions for selected management and staff at Arrowhead and Unidym.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options to new and existing employees. This expense is recorded pursuant to guidance by the FASB, which requires expensing of stock-based compensation for vested options. Stock options are awarded to new full time employees and to existing employees. During the fiscal year, the number of options outstanding decreased as a result of options being canceled following terminations. Also, in July 2009, 4,005,000 options issued to officers, directors and selected employees were cancelled to facilitate a financing by the Company in the fourth quarter of fiscal 2009. In return, the vesting schedule for certain recent stock option grants for officers, directors and employees was accelerated. As a result, the expense applicable to those options was accelerated causing an increase to stock based compensation expense of approximately $380,000 for fiscal 2009. In October 2009, a special meeting of the stockholders was held and the number of authorized shares of common stock was increased to 145 million shares. The stockholders also authorized the Board of Directors to make a grant of stock options to purchase 2,000,000 shares of common stock by officers, directors and employees of the Company who agreed to forfeit their stock options to facilitate the financing. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees.

Research and development (R&D) compensation expense decreased in fiscal 2009 compared to fiscal 2008 due primarily to Unidym’s reduction in research scientists and process engineers and the closure of Unidym’s Texas facility. Calando has also reduced laboratory personnel in connection with its decision in June to license its technology and close its laboratory facility. Two employees have been retained and moved to Arrowhead to complete the CALAA-01 clinical study and to facilitate the partnership arrangements for Calando’s technology.

On a consolidated basis, the Company expects that the salaries and wages expense will continue to decrease compared to the prior year as a result of recent reductions in headcount and salaries throughout the organization.

General & Administrative Expenses – Fiscal 2009 compared to Fiscal 2008

The following table summarizes our general and administrative expenses for the fiscal years ended September 30, 2009 and 2008.

(in thousands)

	Year Ended September 30, 2009	% of expense category	Year Ended September 30, 2008	% of expense category
Professional/outside services	$2,235	48%	$2,331	34%
Recruiting	32	1%	397	6%
Facilities related	292	6%	284	4%
Patent expense	693	15%	1,268	18%
Travel expense	389	8%	792	12%
Business insurance	414	9%	519	8%
Depreciation-G&A	132	3%	164	2%
Communications and technology	197	4%	333	5%
Office expense	169	4%	339	5%
Others	101	2%	421	6%

Total	$4,654	100%	$6,848	100%

Professional/outside services include general legal, accounting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. However, the majority of this expense was related to financing for the Company, which was a significant activity in fiscal 2009 and is expected to continue in fiscal 2010.

Recruiting expense was very low in fiscal 2009 compared to fiscal 2008 as the Company was reducing executive staff and consolidating management of the Subsidiaries at Arrowhead rather than recruiting for these positions.

Facilities and related expense were fairly constant during fiscal 2009 compared to fiscal 2008 but are expected to be substantially reduced in fiscal 2010 due to the closing of a number of facilities. Arrowhead’s New York office was closed on April 1, 2009. The Company was obligated to pay the base rent on the office through the lease term ending on December 1, 2009, but realized savings related to incidental expenses previously incurred by the operation of the New York office from April through November. Calando closed its laboratory operations and returned the space to the landlord on July 15, 2009. Unidym’s leases in Texas were terminated and Unidym has consolidated its operations into one facility in Sunnyvale, California.

Patent expense decreased in fiscal 2009 as a result of Arrowhead employing a Chief Patent Officer (whose salary was accounted for in G&A compensation-related expense), from April 2008 through August 2009 to manage the patent portfolio. This reduced use of outside patent counsel resulted in decreased patent activity by Calando and Unidym. Certain Calando patents that are not being utilized were returned to Caltech which also reduced the ongoing patent expense. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense includes recurring expenses related to travel by Company personnel to and from Company locations in Pasadena, Northern California, and New York City. Travel expense is also incurred as the Company pursues business initiatives and collaborations throughout the world with other companies and for marketing, investor relations, fund raising and public relations purposes. With the closing of operations in Houston, Texas, the reduction of Calando’s operations and with the Company and subsidiaries reducing travel to conserve cash, the Company expects travel expense to continue to decrease in fiscal 2010. However, travel expense fluctuates from year to year depending on current projects.

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

Research and Development Expenses – Fiscal 2009 compared to Fiscal 2008

Most of Arrowhead’s R&D expenses for fiscal 2009 and fiscal 2008 were related to research and development activities by Arrowhead’s Subsidiaries. The following table details R&D expenses for fiscal 2009 and 2008:

(in thousands)

	Year Ended September 30, 2009	% of expense Category	Year Ended September 30, 2008	% of expense Category
Outside labs & contract services	$3,095	35%	$3,702	30%
License, royalty & milestones	262	3%	1,044	9%
In-Process R&D purchased	2,292	26%	3,276	27%
Laboratory supplies & services	1,175	13%	1,624	14%
Facilities related	1,227	14%	991	8%
Sponsored research	195	2%	742	6%
Depreciation-R&D	476	5%	497	4%
Other research expenses	253	2%	269	2%

Total	$8,975	100%	$12,145	100%

The decrease in outside labs & contract services for fiscal 2009 was a result of the advanced state of the IT-101 phase 1 clinical trial, the decision to close the IT-101 phase 2 clinical trials in connection with the agreement with Cerulean for further development of IT-101, completion of preparatory work for the CALAA-01 phase 1 clinical trial, and the suspension of development efforts for CALAA-02. During fiscal 2009, process development and preclinical expenses for Calando’s drug candidate CALAA-02, together with the clinical trial expenses for CALAA-01 (Phase I) and IT-101 (Phase I and II) totaled approximately $2.9 million. However, the expenses were significantly reduced by June 30, 2009 when the Calando facility was closed. The fiscal 2008 expenses include the outsourced preclinical studies in preparation for the INDA filing for Phase I of CALAA-01, outsourced manufacture of components for CALAA-01 for clinical studies and Tego’s outsourced preclinical studies ($1.8 million). Also in fiscal 2008, Unidym incurred expenses for outside lab and contract services were about $1.7 million. The current year outside lab & contract services expense also include approximately $153,000 attributable to Agonn’s prototype development efforts. With the decision to close the laboratory of Calando and to license the drug delivery platforms, the cost related to outside labs and contract services is expected to decrease in fiscal 2010. Calando expects to incur limited expenses to complete the CALAA-01 trial and seek an appropriate development partner.

In fiscal 2009, purchased In-Process R&D expense resulted from the exchange of Arrowhead stock for Unidym stock. As a result of these exchanges, Arrowhead increased its ownership in Unidym to 79.9%. The purchased in-process research and development expense equals the estimated fair value of the Arrowhead stock issued to purchase Unidym shares from Unidym’s minority shareholders. Arrowhead’s purchase of the Unidym shares is accounted for as an additional investment in subsidiaries by Arrowhead. However, the additional investment by Arrowhead does not result in a corresponding increase in Unidym’s asset or capital accounts. The additional investment is expensed in consolidation as purchased in-process research and development in accordance with guidance by the FASB. This determination was made in light of the risks inherent in the technical development and the uncertainty of acceptance of Unidym’s products.

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

Licensing fees, milestones and royalties consist primarily of amounts paid by Unidym under the terms of its license agreement with Rice University and Calando for the license for siRNA targets from Alnylam. This expense decreased because Arrowhead has completed several sponsored research agreements.

Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. With the closing of Calando’s lab and the scale down of Unidym operations, this expense is expected to dramatically decrease in fiscal 2010.

Facilities related expenses increased for fiscal 2009 over the prior year period primarily due to the addition of facilities in Houston, Texas and in Sunnyvale, California for Unidym. Relocation of the Menlo Park operations to the larger Sunnyvale, California location is complete and both leases for facilities in Texas have been terminated. The Calando laboratory facility was closed on June 30, 2009. Facility related expenses are expected to decrease as a result of the reduction in the number of leased facilities.

Sponsored research expense decreased for the year ended September 30, 2009 compared to the prior year, as projects were completed (University of Florida) or terminated (Caltech). No new research projects were added during fiscal 2009. The only sponsored research agreement currently in place is Unidym’s agreement with Duke University.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development projects at each Subsidiary for the periods described below.

Name of Subsidiary / Project	Project expenses for year ended September 30, 2009	Project expenses for year ended September 30, 2008	Project expenses from inception of Project through September 30, 2009
Calando Pharmaceuticals, Inc. / CALAA-01 & IT 101	$6.5 Million	$9.8 Million	$40.1 Million
Unidym, Inc. / Thin Film Carbon Nanotubes	$7.0 Million	$12.4 Million	$26.0 Million
Tego Biosciences Corp. / Fullerene Anti-oxidants	$0.1 Million	$0.8 Million	$0.9 Million
Agonn Systems, Inc. / Fullerene Anti-oxidants	$0.2 Million	$0.3 Million	$0.5 Million
Total of all listed Subsidiaries	$13.8 Million	$23.3 Million	$67.5 Million

Consulting

For fiscal 2009, consulting fees and related travel totaled approximately $1,449,000. Total 2009 consulting fees included $944,000 for Calando and $256,000 for Unidym.

Consulting fees in fiscal 2009 were substantially reduced from those incurred in fiscal 2008. For Calando, the reduction reflects the decision to reduce cash outflows in light of the Company’s cash balances. With the closure of the Phase 2 trial for IT 101 and its ultimate licensing to a third party for development, consulting for clinical studies is expected to continue to show a dramatic decrease in fiscal 2010. The consulting fees incurred by Calando consisted of approximately $773,000 for clinical and regulatory consulting fees during fiscal 2009 compared to $1,121,000 for similar items in the same period in the prior year. In fiscal 2010, Calando expects to complete its Phase 1 trial for CALAA-01and due to the advanced stage of the trial, consulting fees for clinical and regulatory activity are expected to decline. The current year consulting expense is related to administration of the various clinical trials in process while the prior year expenses relate to preclinical research, preparation for the filing of its INDA with the FDA.

The consulting fees incurred by Unidym consisted of $201,000 for consulting related to the process to manufacture sheets of thin film nanotubes and performance testing of those sheets. For the same period in the prior year, there was approximately $717,000 of consulting fees incurred in similar projects.

For fiscal 2008, consulting fees and related travel totaled approximately $3,182,000. Total fiscal 2008 consulting fees consisted of $1,502,000 for Calando and $1,077,000 for Unidym, 198,000 for Tego, $222,000 for Arrowhead and $183,000 for Agonn. The consulting fees incurred by Calando included $1,121,000 for clinical and regulatory consulting fees. The consulting fees incurred by Unidym of $717,000 for consulting related to the process of manufacturing sheets of thin film nanotubes and performance testing of those sheets.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in fiscal 2010.

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

Unidym generated revenues of $1,308,000 in fiscal 2009. With the transfer of carbon nanotube production and sales to CCNI, revenues for carbon nanotube production ($602,000 in fiscal 2009) are expected to decline in fiscal 2010. License fees for Unidym technology added $503,000 to Unidym’s revenue in fiscal 2009 and grants added approximately $203,000. Unidym generated combined revenues from grants and sales of carbon nanotubes totaling approximately $1,303,000 in fiscal 2008. Unidym revenues for fiscal 2010 will likely decrease compared to prior years until the sale of conductive films generates meaningful revenue.

Calando’s revenue in fiscal 2009 was approximately $2,450,000. Calando moved to a license model rather that an operating model at the end of the third quarter. Calando licensed its IT-101 platform and technology to Cerulean generating $1,750,000 in license fees. The sale of inventory for IT-101 to Cerulean generated additional revenue of $678,000. While the license agreement calls for future revenue based on Cerulean achieving certain milestones, the bulk of this potential revenue is not expected to commence in fiscal 2010. Calando intends to license its CALAA-001 platform in fiscal 2010. Calando also had $22,000 in collaborative services revenue in fiscal 2009.

Tego had $15,000 in revenue related to a license agreement in fiscal 2009.

The Company does not expect substantial product sales in fiscal 2010. Therefore, losses can be expected to increase before any substantial revenue is generated. To partially offset these losses, the Company is pursuing other means of funding such as licenses, contracts and collaborations with third parties. The award of such grants and contracts depends on numerous factors, many of which are not in the Company’s control and, therefore, it is difficult to predict if this strategy will be successful.

Liquidity and Capital Resources

Cash Flow Position

Since inception in May 2003, the Company has incurred significant losses. Cash and cash equivalents decreased by $8.1 million from $10.1 million at September 30, 2008 to $2.0 million at September 30, 2009. The Company invests available cash in certificates of deposit, U.S. government obligations and high grade commercial paper. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income.

Arrowhead has historically financed its operation through the sale of securities of Arrowhead and its Subsidiaries. In fiscal 2009, the Company obtained $7.3 in cash through equity and debt financing, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. The Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000. We have an effective shelf registration statement on file with the SEC covering the public sale by the Company of common stock and warrants to purchase common stock. If the Company meets the market capital requirements in the future, it may seek to sell securities from this shelf registration statement to investors.

On December 11, 2009, the Company executed definitive agreements for a private placement offering (the “Offering”) with a selected group of accredited investors. Pursuant to the Offering, the Company sold an aggregate of approximately 5.2 million units (the “Units”) consisting of one share of the Company’s common stock, $0.001 par value per share (“Common Stock”) and a warrant to purchase an additional share of Common Stock, exercisable at $0.509 per share. The Unit price was $0.634 per unit. The unit price is based on the closing bid price on the Company’s common stock on December 11, 2009 which was $0.509 plus a premium of $0.125 added for the purchase of the warrant, per NASDAQ rules. The Warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period after December 11, 2010. The Offering is expected to close on or before December 21, 2009 with gross proceeds totaling approximately $3.2 million before estimated expenses of $25,000. The Shares and Warrants were offered and sold only to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Shares and Warrants sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants.

Management has developed a plan based upon the latest financing and other transactions which are expected to close in the near term. The plan shows that the Company has enough cash to fund operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce expenditures in order to operate through September 30, 2010.

The Board has approved a strategy for the Company to conserve cash and seek sources of new capital. To execute this strategy, the Board will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements, and sale of securities. The probability that any of these events will occur is uncertain, especially in light of the lack of liquidity in the current capital and credit markets. Until such time as one or more of these goals is accomplished, the Company has scaled back the activities at its Subsidiaries.

Contractual Obligations and Commercial Commitments

Unidym incurred various contractual obligations and commercial commitments in connection with the acquisition of Nanoconduction. In addition, our Subsidiaries incurred contractual obligations and commercial commitments in the normal course of their businesses. They consist of the following:

•	Capital Lease Obligations

In connection with its acquisition of Nanoconduction, Unidym guaranteed an equipment lease of $1,677,000, bearing interest at 8% with a remaining principal balance of $726,534 as of September 30, 2009. The lease requires monthly payments of principal and interest of $75,344 each through July 1, 2010. The equipment lease is secured by research and development assets at Nanoconduction.

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

Contractual Obligations and Commitments

Our contractual commitments as of September 30, 2009 are summarized below by category in the following table:

	Total	Less than 1 year	>1-3 Years	>3-5 Years	More than 5 Years
Operating Lease Obligation	$1,716,023	$551,265	$808,058	$356,700	$—
Capital Lease Obligation	$753,439	$753,439	$—	$—	$—
Sponsored Research(1)	$125,000	$100,000	$25,000	$—	$—

(1)	The sponsored research obligations in the table above include our commitments to Duke University.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and notes thereto appear on pages F-1 to F-24 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.(T) CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. In conducting its evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages and positions of our current executive officers and directors serving as of September 30, 2009 are provided below. Directors are elected annually for a one year term. Biographical information regarding these officers is set forth under the following table.

Name	Age	Position with Arrowhead
Christopher Anzalone	40	Chief Executive Officer & President and Director

R. Bruce Stewart	71	Executive Chairman of the Board

John Miller	31	Vice President, Business Development

Edward W. Frykman	73	Director

Charles P. McKenney	71	Director

LeRoy T. Rahn	74	Director

Dr. Christopher Anzalone has been President, Chief Executive Officer and Director of the Company since December 1, 2007. Since 2005, Dr. Anzalone has also served as CEO and principal in The Benet Group LLC, a private equity firm focused on creating and building new nano-biotechnology companies from university-generated science. While at The Benet Group, Dr. Anzalone was founding CEO in two portfolio companies, Nanotope Inc., a tissue regeneration company, and Leonardo Biosystems Inc., a cancer drug delivery company. Dr. Anzalone remains CEO of each company. In fiscal 2008, Arrowhead acquired 22% and 6% of the outstanding stock of Nanotope, Inc. and Leonardo Biosystems, Inc., respectively. Prior to his tenure at Benet Group, from 1999 until 2003, he was a partner at the Washington, DC-based private equity firm Galway Partners, LLC. There, he was in charge of sourcing, structuring, and building new business ventures and was founding CEO of NanoInk, Inc., a leading nanolithography company. He continued as CEO of NanoInk until 2004. Dr. Anzalone holds a Ph.D. in Biology from UCLA and a B.A. in Government from Lawrence University.

R. Bruce Stewart has been Executive Chairman of the Board of the Company since December 1, 2007. Mr. Stewart was Arrowhead’s Chief Executive Officer and Chairman of the Board of the Company from January 2004 to November 30, 2007. Mr. Stewart was the Chairman of the Board of Arrowhead’s predecessor company since its inception in May 2003 and devoted much of his time from early in 2003 to development of its plan of operations. Mr. Stewart founded Acacia Research Corporation in March 1991, and was employed by Acacia Research Corporation in various capacities until January 2003, serving as its President from inception through January 1997, Chairman until April 2000, and as a senior advisor until January 2003.

John Miller, Vice President, Business Development joined Arrowhead in May 2004 and has been instrumental in monitoring the intellectual property landscape and licensing patents held by Arrowhead and its subsidiaries, as well as identifying and developing new business ideas for Arrowhead. Mr. Miller founded NanoPolaris (now Unidym) and guided its development through the acquisition of three nanotechnology companies. Prior to joining the Company, from 2002 until 2004, Mr. Miller was a founder and Managing Editor of Nanotechnology Law & Business, a peer-reviewed, quarterly journal. He has published various articles on legal and policy issues in nanotechnology and co-authored The Handbook of Nanotechnology Business, Policy, and Intellectual Property Law (John Wiley, 2004). John is a member of the California bar and federal courts in the Northern District of California. He graduated Order of the Coif from Stanford Law School.

Edward W. Frykman has been a director of the Company since January 2004. Mr. Frykman was an Account Executive with Crowell, Weedon & Co., a position he held from 1992 until 2008 when he retired. Before his service at Crowell, Weedon & Co., Mr. Frykman served as Senior Vice President of L.H. Friend & Co. Both Crowell Weedon & Co. and L.H. Friend & Co. are investment brokerage firms located in Southern California. In addition, Mr. Frykman was a Senior Account Executive with Shearson Lehman Hutton, where he served as the Manager of the Los Angeles Regional Retail Office of E. F. Hutton & Co. Mr. Frykman was a director in Arrowhead’s predecessor company since its inception in May 2003 until January 2004, when he became a director of the Company. Mr. Frykman is also a director of Acacia Research Corporation, a publicly-held corporation based in Newport Beach, California.

Charles P. McKenney has been a director of the Company since April 2004. Mr. McKenney has maintained a government affairs law practice in Pasadena, California since 1989, representing businesses and organizations in their relations with state and local government regarding their obligations under state and local land use and trade practices laws. From 1973 through 1989, he served as Attorney for Corporate Government Affairs for Sears, Roebuck and Co., helping organize and carry out Sears’s western state and local government relations programs. Mr. McKenney has served two terms on the Pasadena, California, City Council as well as on several city boards and committees, including three city Charter Reform Task Forces.

LeRoy (Lee) T. Rahn has been a director of the Company since January 2004. Mr. Rahn was a partner with the intellectual property law firm of Christie, Parker & Hale from 1968 to 2003, with a practice focused on assisting clients in protecting their intellectual property through obtaining, maintaining and enforcing patents and other legal rights. He retired from the law firm’s partnership in 2003, but remained affiliated with the firm on an “of counsel” basis until December 31, 2007. He is a former president of the Los Angeles Intellectual Property Association. Prior to becoming an attorney, Mr. Rahn obtained a degree in electrical engineering. Mr. Rahn was a director in Arrowhead’s predecessor company from December 2003 to January 2004 when he became a director of the Company.

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

The Audit Committee of the Board is comprised of three directors and operates under a written charter adopted by the Board. The members of the Audit Committee are Edward W. Frykman, LeRoy T. Rahn and Charles P. McKenney. All members of the Audit Committee are “independent,” as defined in Rule 10A-3 under the Exchange Act and Rule 4200(a)(14) of the NASDAQ Marketplace Rules, and financially literate. The Board has determined that Mr. Frykman is an “audit committee financial expert” in accordance with the applicable regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and officers and its significant stockholders (defined by statute as stockholders beneficially owning more than ten percent (10%) of the Common Stock) are required to file with the SEC and the Company reports of ownership, and changes in ownership, of common stock. Based solely on a review of the reports received by it, the Company believes that, during the fiscal year ended September 30, 2009, all of its officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) except as follows: Form 4s for Edward W. Frykman, LeRoy T. Rahn and Charles P. McKenney were not filed timely for automatic director grants on March 26, 2009; Form 4s for R. Bruce Stewart, Christopher Anzalone, and Paul McDonnel were not filed timely for options granted on October 23, 2008; and Form 4s for R. Bruce Stewart, Christopher Anzalone, Paul C. McDonnel, Edward W. Frykman, Charles McKenney and LeRoy Rahn were not filed timely for the cancellation of certain options and the acceleration of certain other options effective July 17, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes compensation paid, awarded or earned for services rendered during fiscal 2009 and fiscal 2008 by our Chief Executive Officer and our two most highly paid executive officers serving the Company as of September 30, 2009. We refer to those persons collectively as our “Named Executive Officers”.

On May 12, 2009, the Company and R. Bruce Stewart entered into an amendment to his severance agreement whereby the amount payable to Mr. Stewart upon his retirement was reduced from 36 month’s salary to 1 month’s salary.

Effective July 17, 2009, Mr. Stewart, Dr. Anzalone, and Mr. Miller voluntarily terminated options to purchase 575,000, 2,000,000, and 50,000, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Christopher Anzalone (2) President & Chief Executive Officer	2009 2008	394,485 323,569	— —	— —	967,296 979,911	— 101,090	(3)	1,316,781 1,404,570

R. Bruce Stewart Executive Chairman of the Board	2009 2008	249,726 250,000	— —	— —	131,289 330,947	— —		381,015 580,947

John Miller Vice President, Business Development	2009 2008	210,405 229,121	— 40,000	— —	112,907 68,461	— —		323,312 337,582

(1)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts are shown are the compensation cost recognized by the Company, as determined pursuant to FASB guidance. The assumptions used to calculate the value of the stock underlying the option awards are set forth in Note 11 of the Notes to the Consolidated Financial Statements attached hereto.
(2)	Dr. Anzalone began employment with the Company on December 1, 2007.
(3)	Consists of $100,000 in relocation expenses and $1,090 for life insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information, with respect to the Named Executive Officers, concerning the Outstanding Equity Awards of the Company’s stock at the end of fiscal 2009.

	Option Awards (1)
	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R. Bruce Stewart	50,000	(2)	—	2.13	6/11/2018
	250,000		—	1.00	2/14/2014
Christopher Anzalone	25,000	(2)	—	2.13	6/11/2018
John Miller	—	(2)	25,000	1.11	10/23/2018
	80,000	(2)	—	2.13	6/11/2018
	400,000		—	1.00	5/1/2014

(1)	All option awards were granted under the 2000 Stock Option Plan or the 2004 Equity Incentive Plan of the Company. Options were granted at the closing market price the day before the award until May 26, 2006, when the Company changed to the market closing price on the day of the award. Options vest over various times but all options are fully vested within 48 months or sooner after the award is granted.
(2)	Effective July 17, 2009, in connection with the forfeiture of other awards, the vesting of these awards was accelerated such that each option is fully vested on the one year anniversary of the date of grant.

Director Compensation

Directors who are also employees of the Company receive no separate compensation from the Company for their service as members of the Board. Non-employee directors currently receive a cash retainer of $20,000 per year. Additionally, non-employee directors who have served on the Board for at least six months receive automatic grants of non-qualified stock options to purchase 40,000 shares of common stock upon re-election each year, starting at the 2010 Annual Meeting of Stockholders. All options granted to non-employee directors vest on the one-year anniversary of the grant. The following table sets forth the total compensation paid to our non-employee directors in fiscal 2009.

Name	Fee Earned or Paid in Cash ($) (1)	Option Awards ($) (2) (3)	Total ($)
Edward Frykman	$20,000	$13,739	$33,739
Leroy Rahn	$20,000	$13,739	$33,739
Charles McKenney	$20,000	$13,739	$33,739

(1)	Until March 31, 2008, each non-employee director received $1,000 quarterly for his service as a director. After March 31, 2008, each non-employee director received $5,000 quarterly for his service as a director. There are no additional payments for being a member of a committee.
(2)	Amounts shown do not reflect compensation actually received by directors. Instead, the amounts shown are the fair value recognized by the Company in fiscal 2009 for option awards as determined pursuant to FASB guidance. The assumptions used to calculate the value of option awards are set forth under Note 11 to the Consolidated Financial Statements attached hereto.
(3)	Options vest one year from date of grant. At September 30, 2009, Mr. Frykman and Mr. Rahn each had outstanding option grants to purchase 100,000 shares at prices ranging from $0.49 to $2.02, and Mr. McKenney has outstanding option grants to purchase 50,000 shares at prices ranging from $0.49 to $2.02.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 15, 2009, by (i) by each of the named executive officers named in the table under “Executive Compensation and Related Information,” (ii) by each director, (iii) all current directors and executive officers as a group, and (iv) the sole holder of greater than 5% of our total shares outstanding known to us. The persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable and the address of each stockholder is c/o Arrowhead Research Corporation, 201 South Lake Avenue, Suite 703, Pasadena, California 91101.

Name	Number of Shares		Percentage Ownership
5% Owners
M. Robert Ching	5,480,972	(1)	8.7%
Directors and Named Executive Officers
R. Bruce Stewart	883,055	(2)	1.4
Christopher Anzalone	761,062	(3)	1.2
John C. Miller	533,080	(4)	*
Edward W. Frykman	75,555	(5)	*
Charles P. McKenney	25,555	(6)	*
LeRoy T. Rahn	75,555	(7)	*

All current executive officers and directors as a group (6 persons)	2,353,862	(8)	3.8%

*	indicates less than 1%
(1)	Includes 762,535 shares issuable upon the exercise of common stock purchase warrants that are exercisable within 60 days of December 15, 2009.
(2)	Includes 371,555 shares issuable upon the exercise of stock options that are exercisable within 60 days of December 15, 2009.
(3)	Includes 275,333 shares issuable upon the exercise of stock options and 164,000 shares issuable upon the exercise of common stock purchase warrants that are exercisable within 60 days of December 15, 2009.
(4)	Includes 511,222 shares issuable upon the exercise of stock options and 10,929 shares issuable upon the exercise of common stock purchase warrants that are exercisable within 60 days of December 15, 2009.
(5)	Includes 75,555 shares issuable upon the exercise of stock options that are exercisable within 60 days of December 15, 2009.
(6)	Includes 25,555 shares issuable upon the exercise of stock options that are exercisable within 60 days of August 18, 2009.
(7)	Includes 75,555 shares issuable upon the exercise of stock options that are exercisable within 60 days of August 18, 2009.
(8)	See footnotes (2) - (7). Includes 1,344,588 shares issuable upon exercise of stock options and 174,929 shares issuable upon the exercise of stock options that are exercisable within 60 days of August 18, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2009 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,901,588	$1.73	4,368,722	(3)
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	2,901,588		4,368,722

(1)	Includes 1,369,588 shares subject to the 2004 Equity Incentive Plan and 1,532,000 shares subject to the 2000 Option Plan (each stated as of September 30, 2009).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A majority of the members of the Board are independent directors, as defined by the NASDAQ Marketplace Rules. The Board has determined that all of the Company’s directors are independent, except Mr. Stewart, the Company’s Executive Chairman and former Chief Executive Officer and Dr. Anzalone, the Company’s Chief Executive Officer. Independent directors do not receive consulting, legal or other fees from the Company, other than Board and Committee compensation.

Nanotope and Leonardo were co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through The Benet Group, a private investment entity solely owned and managed by Dr. Anzalone. Through The Benet Group, Dr. Anzalone owns approximately 14.2% and 5% of the outstanding voting securities of Nanotope and Leonardo, respectively. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope or Leonardo directly or through The Benet Group. The Benet Group has the right to appoint a representative to the Board of Directors of each Nanotope and Leonardo. Dr. Anzalone has served as President and Chief Executive Officer of both Nanotope and Leonardo since their formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope or Leonardo since joining the Company on December 1, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Rose, Snyder & Jacobs, may potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by RS&J. Pre-approval is generally provided by the Audit Committee for up to one year, detailed to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis. All engagements of our independent registered public accounting firm in 2009 and 2008 were pre-approved by the audit committee.

The following table sets forth the aggregate fees invoiced by RS&J for the fiscal years ended September 30, 2009, and September 30, 2008:

	Year Ended September 30,
	2009	2008
Audit fees (1)	$117,000	$101,700
Audit-related fees (2)	43,500	144,050
Tax fees (3)	56,900	59,950
All other fees (4)	57,500	59,200

Total	$274,900	$364,900

(1)	Fees invoiced by RS&J include year-end audit and quarterly reviews of Form 10-Q.
(2)	Fees invoiced by RS&J include the audits of Calando, Unidym, Nanoconduction and preparation of the Arrowhead Comfort Letter and Consents.
(3)	This category consists of professional services rendered by RS&J for tax return preparation.
(4)	Fees were paid for Sarbanes-Oxley compliance work.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3) Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Document Description
3.1	Certificate of Incorporation of InterActive, Inc., a Delaware corporation, dated December 15, 2000. (1)

3.2	Certificate of Amendment of Certificate of Incorporation of InterActive Group, Inc., dated December 12, 2003 (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”). (2)

3.3	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, dated January 25, 2005. (3)

3.4	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, dated October 13, 2009.*

3.5	Bylaws. (1)

4.1	Form of Registration Rights Agreement, July and August 2009. (4)

4.2	Form of Registration Rights Agreement, December 2009. *

4.3	Form of Warrant to Purchase Common Stock expiring January 24, 2011. (5)

4.4	Form of Common Stock Warrant expiring in July and August 2013. (6)

4.5	Form of Common Stock Warrant expiring in September 2013. (7)

4.6	Form of Warrant to Purchase Capital Stock expiring June 2014. (4)

4.7	Form of Warrant to Purchase Capital Stock expiring December 2014.*

4.8	Form of Warrant to Purchase Common Stock expiring May 2017. (8)

4.9	Form of Common Stock Certificate. (9)

10.1**	Copy of the Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan, the Arrowhead Research Corporation Stock Option Agreement (Incentive Stock Option) and the Arrowhead Research Corporation Stock Option Agreement (Nonstatutory Option). (1)

10.2**	Copy of the Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended (10)

10.3**	Executive Incentive Plan, adopted December 12, 2006. (11)

10.4**	Directors Compensation Policy (10)

10.5**	Severance Agreement dated May 24, 2007 by and between Arrowhead and R. Bruce Stewart. (12)

10.6**	Amendment to Severance Agreement between Arrowhead and R. Bruce Stewart, effective May 12, 2009.*

10.7**	Employment Agreement, between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008. (13)

10.8**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009.*

10.9	Insert Therapeutics, Inc. Amended and Restated Investors’ Rights Agreement, dated April 17, 2008. (14)

10.10	Agreement and Plan of Merger by and among AmberWave Systems Corporation, Aonex Acquisition Corporation, Aonex Technologies, Inc. and the stockholders signatory thereto, dated May 5, 2008. (15)

10.11	Second Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2008, by and between Nanotope, Inc. and the Investors and Stockholders listed therein. (16)

10.12	Form of Unsecured Convertible Promissory Note Agreement dated November 26, 2008. (17)

10.13	Exchange Agreement dated February 25, 2009 by and among Arrowhead and several holders of Unidym, Inc. Series A Preferred Stock. (18)

10.14	Form of Subscription Agreement dated July 17, 2009 and August 6, 2009. (4)

10.15	Platform Agreement, dated as of June 23, 2009, by and between Calando Pharmaceuticals, Inc. and Cerulean Pharma Inc.† (19)

10.16	IT-101 Agreement, dated as of June 23, 2009, by and between Calando Pharmaceuticals, Inc. and Cerulean Pharma, Inc.† (19)

10.17	IP Transfer and Waiver Agreement, dated as of June 25, 2009, by and between Unidym, Inc. and TEL Venture Capital (19)

10.18	Subscription Agreement, dated as of June 25, 2009, by and between Arrowhead Research Corporation and Unidym, Inc.(19)

10.19	Exchange Agreement, dated as of June 25, 2009, by and between Arrowhead Research Corporation and TEL Venture Capital (19)

10.20	LEFT INTENTIONALLY BLANK

10.21	Subscription Agreement, dated as of July 30, 2009, by and between Arrowhead Research Corporation and Unidym, Inc. (19)

10.22	Form of Subscription Agreement, dated as of September 30, 2009, by and between Arrowhead Research Corporation and Unidym, Inc.*

10.23	Second Amended and Restated Investor Rights Agreement among Unidym, Inc., Investors and the stockholders party thereto, dated September 30, 2009*

10.24	Form of Subscription Agreement between Arrowhead Research Corporation and several investors dated December 11, 2009.*

21.1	List of Subsidiaries.*

23.1	Consent of Independent Public Registered Accounting Firm.*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Schedule 14C, filed by the registrant on December 22, 2000.
(2)	Incorporated by reference from the Schedule 14C, filed by the registrant on December 22, 2003.
(3)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by the registrant on February 11, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on July 17, 2009.
(5)	Incorporated by reference from the Current Report on Form 8-K, filed by registrant on January 18, 2006.

(6)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on August 26, 2008.
(7)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on September 11, 2008.
(8)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on May 30, 2007.
(9)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1, filed by the registrant on September 11, 2009.
(10)	Incorporated by reference from the definitive Schedule 14C filed by registrant on September 4, 2009.
(11)	Incorporated by reference from the Annual Report on Form 10-K, filed by the registrant on December 14, 2006.
(12)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on May 30, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on June 13, 2008.
(14)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on April 23, 2008.
(15)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on May 9, 2008.
(16)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on July 25, 2008.
(17)	Incorporated by reference from the Current Report on Form 8-K, filed by the registrant on December 3, 2008.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the registrant on May 15, 2009.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the registrant on August 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of December 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHRISTOPHER ANZALONE Christopher Anzalone	Chief Executive Officer, President and Director (Principal Executive Officer)	December 22, 2009

/S/ JOSEPH T. KINGSLEY Joseph T. Kingsley	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2009

/S/ EDWARD W. FRYKMAN Edward W. Frykman	Director	December 22, 2009

/S/ LEROY T. RAHN LeRoy T. Rahn	Director	December 22, 2009

/S/ CHARLES P. MCKENNEY Charles P. McKenney	Director	December 22, 2009

/S/ R. BRUCE STEWART R. Bruce Stewart	Executive Chairman & Director	December 22, 2009

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

As a result of the change in control resulting from the stock exchange transaction (the “Share Exchange”) with the owners of Arrowhead Research Corporation, a California corporation (“ARC”), the financial statements of the Company are deemed to be the historical financial statements of ARC.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Arrowhead Research Corporation and Subsidiaries, September 30, 2009 and 2008	F-3

Consolidated Statements of Operations of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2009 and 2008 and the period from May 7, 2003 (inception) through September 30, 2009

F-4
Consolidated Statement of Stockholders’ Equity of Arrowhead Research Corporation and Subsidiaries for the period from May 7, 2003 (inception) through September 30, 2009	F-5

Consolidated Statements of Cash Flows of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2009 and 2008 and the period from May 7, 2003 (inception) through September 30, 2009

F-6
Notes to Consolidated Financial Statements of Arrowhead Research Corporation and Subsidiaries	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited the accompanying consolidated balance sheets of Arrowhead Research Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2009, and 2008 and for the period from May 7, 2003 (inception) through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Research Corporation and Subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended September 30, 2009 and 2008, and for the period from May 7, 2003 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

December 21, 2009

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,020,224	$10,093,585
Trade receivable, net of allowance for doubtful accounts of $30,789 at September 30, 2009 and $116,031 at September 30, 2008	144,148	4,054
Grant receivable, net of allowance for doubtful account of $0	—	54,436
Other receivables	3,109	28,109
Other prepaid expenses	316,074	380,933

TOTAL CURRENT ASSETS	2,483,555	10,561,117

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	374,991	571,616
Research equipment	932,683	1,986,117
Software	150,445	167,615
Leasehold improvements	94,317	115,871

	1,552,436	2,841,219
Less: Accumulated depreciation and amortization	(1,025,392)	(1,596,009)

NET PROPERTY AND EQUIPMENT	527,044	1,245,210

INTANGIBLE AND OTHER ASSETS
Rent deposit	109,648	254,289
Patents	2,362,460	2,749,555
Investment in Nanotope Inc., equity basis	2,032,467	2,258,271
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,691,575	5,449,115

TOTAL ASSETS	$7,702,174	$17,255,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,013,281	$1,342,000
Accrued expenses	420,077	844,549
Payroll liabilities	160,846	479,294
Accrued severance	23,500	250,000
Capital lease obligation - short term	726,534	810,456

TOTAL CURRENT LIABILITIES	2,344,238	3,726,299

LONG-TERM LIABILITIES
Notes payable	500,000	—
Capital lease obligation - long term	—	726,534
Accrued severance	—	500,000

TOTAL LONG-TERM LIABILITIES	500,000	1,226,534
Minority interests	—	—
Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized; 56,411,774 and 42,934,517 shares issued and outstanding as of September 30, 2009 and 2008 respectively	56,428	42,950
Additional paid-in capital	110,070,327	97,756,126
Subscription receivable	(300,000)	—
Accumulated deficit during the development stage	(104,968,819)	(85,496,467)

TOTAL STOCKHOLDERS’ EQUITY	4,857,936	12,302,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,702,174	$17,255,442

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended September 30,		May 7, 2003 (Inception) to September 30, 2009
	2009	2008
REVENUE	$3,773,147	$1,303,201	$7,522,639

OPERATING EXPENSES
Salaries	8,036,511	13,720,561	40,205,525
Consulting	1,449,351	3,181,952	8,055,507
General and administrative expenses	4,654,160	6,848,332	23,319,540
Research and development	8,974,666	12,144,529	53,948,734
Patent amortization	387,095	410,408	1,786,466

TOTAL OPERATING EXPENSES	23,501,783	36,305,782	127,315,772

OPERATING LOSS	(19,728,636)	(35,002,581)	(119,793,133)

OTHER INCOME (EXPENSES)
Loss on equity of investments - Nanotope	(225,804)	(114,729)	(340,533)
Gain on sale of stock in subsidiary	—	—	2,292,800
Gain on sale of equity of investments - Ensysce	700,000	—	700,000
Loss on sale of fixed assets, net	(77,374)	—	(77,374)
Realized and unrealized gain in marketable securities	—	—	382,264
Interest income (expense), net	(150,891)	736,343	2,866,046
Other income	174,253	—	177,890

TOTAL OTHER INCOME	420,184	621,614	6,001,093

LOSS BEFORE MINORITY INTERESTS	(19,308,452)	(34,380,967)	(113,792,040)

Minority interests	60	7,445,542	15,287,738

LOSS FROM CONTINUING OPERATIONS	(19,308,392)	(26,935,425)	(98,504,302)

Loss from discontinued operations - Nanotechnica, Inc.	—	—	(1,342,505)
Loss on disposal of Nanotechnica, Inc. (July 2005 - September 2005)	—	—	(73,797)
Loss from discontinued operations - Aonex Technologies, Inc.	—	(459,949)	(4,882,655)
Gain on sale of Aonex Technologies, Inc.	—	306,344	—
Provision for income taxes	—	—	(1,600)

LOSS FROM DISCONTINUED OPERATIONS	—	(153,605)	(6,300,557)

Provision for income taxes	—	—	—

NET LOSS	$(19,308,392)	$(27,089,030)	$(104,804,859)

Income (loss) from continuing operations per share, basic and diluted	$(0.43)	$(0.69)

Loss from discontinued operations, basic and diluted	—	—

Net income (loss) per share, basic and diluted	$(0.43)	$(0.69)

Weighted average shares outstanding, diluted and undiluted	45,169,015	39,191,292

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception to September 30, 2009

	Common Stock		Additional	Subscription	Accumulated Deficit during the
	Shares	Amount	Paid-in-Capital	Receivable	Development Stage	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	175,653
Net loss for the year ended September 30 ,2004	—	—	—	—	(2,528,954)	(2,528,954)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	9,449,450
				—	—	—
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—	2,000,000
Common stock issued for services	12,500	12	49,988	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	230,087
Net loss for the year ended September 30 ,2005	—	—	—	—	(6,854,918)	(6,854,918)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	26,127,467
Exercise of stock options	115,794	116	341,421	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(18,997,209)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	30,671,206

Exercise of stock options	186,164	186	434,541	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(29,931,118)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	26,303,968

Exercise of stock options	105,357	106	289,921	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	6,960,585
Arrowhead’s increase in proportionate share of Uniym’s equity	—	—	1,720,962	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(27,089,030)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	12,302,609

Common Stock issued @ $0.55 per share to Unidym stockholders in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	2,758,993
Change in percentage of ownership in subsidiary	—	—	16,297	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	2,676,170
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	4,857,936

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

	Years ended September 30,
	2009	2008	May 7, 2003 (Date of inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,308,392)	$(27,089,030)	$(104,804,859)
Realized and unrealized (gain) loss on investment	(700,000)	—	(1,082,263)
Gain from sale of subsidiary	—	(306,344)	(306,344)
Loss on sale/donation of fixed assets	77,374	—	77,374
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	—	136,000	136,000
Stock issued for professional services	—	32,700	232,700
Stock issued for in-process research and development	2,292,009	200,000	13,166,347
Change in percentage of ownership in subsidiary	16,297	—	16,297
Purchased in-process research and development - Nanoconduction	—	2,685,208	2,685,208
Stock-based compensation	2,676,170	3,187,397	10,092,755
Depreciation and amortization	994,604	1,133,381	4,737,645
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash loss from equity investment	225,804	114,729	340,533
Minority interests	—	(7,445,542)	(16,287,926)
Gain on negotiation of accrued expenses	(726,500)	—	(726,500)
Change in operating assets and liabilities
Receivables	(60,658)	188,625	(148,097)
Prepaid research expense	—	499,611	(1)
Other prepaid expenses	64,859	26,245	(318,551)
Deposits	144,641	(96,755)	(111,708)
Accounts payable	(328,719)	(437,606)	381,012
Accrued expenses	(326,536)	(155,523)	30,541
Deferred revenue	—	(98,570)	—
Preferred stock liability	—	—	—
Accrued severance and other liabilities	(318,448)	(159,203)	928,035

NET CASH USED IN OPERATING ACTIVITIES	(15,277,495)	(27,584,677)	(93,091,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(40,245)	(684,111)	(3,550,518)
Purchase of MASA Energy, LLC	—	(250,000)	(250,000)
Minority equity investment	—	(2,000,000)	(2,000,000)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash paid for interest in Calando	(800,000)	—	(8,800,000)
Cash paid for interest in Unidym	(2,137,003)	(5,000,000)	(14,138,003)
Cash paid/obtained for interest in Tego	1,700,000	(2,400,000)	(801,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	—	10,529,594
Cash obtained from interest in Calando	800,000	—	8,800,000
Cash obtained from interest in Unidym	2,137,003	5,000,000	14,138,003
Cash paid/obtained from interest in Tego	(1,700,000)	2,400,000	801,000
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	700,000	—	1,269,913
Proceeds from sale of subsidiary (net)	—	359,375	359,375
Proceeds from sale of fixed assets	79,375	—	79,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	739,130	(2,574,736)	(3,651,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(810,456)	(140,010)	(950,466)
Proceeds of issuance of Calando debt	2,516,467	—	2,516,467
Proceeds from sale of stock in subsidiary	2,000,000	9,013,898	18,575,168
Proceeds from issuance of common stock and warrants, net	2,758,993	7,259,013	78,622,235

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,465,004	16,132,901	98,763,404

NET INCREASE (DECREASE) IN CASH	(8,073,361)	(14,026,512)	2,020,224

CASH AT BEGINNING OF PERIOD	10,093,585	24,120,097	—

CASH AT END OF PERIOD	$2,020,224	$10,093,585	$2,020,224

Supplementary disclosures:
Interest paid	$88,267	$10,247
Income tax paid	$4,800	$4,800

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

On September 22, 2009, the Company issued 91,495 shares of Common Stock with an estimated fair market value of $46,662 in exchange for an equal number of Series A Preferred Stock of Unidym with a minority stockholder of Unidym.

On September 28, 2009, the Company issued 642,273 shares of Common Stock with an estimated fair market value of $398,209 in exchange for 5,574 shares of Series A Preferred Stock and 636,699 shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym.

On September 30, 2009, the Company issued 277,778 shares of Common Stock with an estimated fair market value of $186,111 in exchange for an equal number of Series C-1 Preferred Stock of Unidym, with a minority stockholder of Unidym.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”,) Tego Biosciences Corporation (“Tego”) and Masa Energy LLC (“Masa”) and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Going Concern

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires, and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, Arrowhead identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the electronics and biotech industries. Arrowhead owns two majority-owned subsidiaries, Unidym and Calando, three wholly-owned subsidiaries, Tego, Agonn, and Masa, and has minority investments in two early-stage nanotechnology companies, Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”).

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of September 30, 2009, Arrowhead Research Corporation had 10 full-time employees at the corporate office and 10 full-time employees at its Subsidiary companies.

Liquidity

At September 30, 2009, the Company had approximately $2.0 million in cash to fund operations. Since September 30, 2008, the Company raised $7.3 million in capital, on a consolidated basis, through equity financing at the Arrowhead level and sales of equity and convertible loans by its subsidiaries. On December 11, 2009, the Company executed definitive agreements for a private placement with gross proceeds expected to total over $3.2 million ($2 million received as of December 22, 2009) with net proceeds estimated at approximately $3.2 million. Even with this infusion of additional capital, the Company may decide to obtain more capital to meet its operating needs for the future. Except for the sale of Calando’s Cyclosert platform, the Company is generating no significant revenue.

The Company’s Board of Directors has approved a strategy for the Company to focus on near term revenue opportunities, conserve cash resources and seek sources of new capital. To execute this strategy, the Company is focusing its development efforts on Unidym transparent conductive film product and Calando’s siRNA drug candidate. Arrowhead’s other subsidiaries have shifted from a focus on internal development to a focus on partnerships and licensing. This strategy is intended to conserve cash while maintaining the opportunity to obtain value from their technologies.

Management has developed a plan based upon the latest financing (See Note 15 – Subsequent Events) and other transactions which are expected to close in the near term. The plan shows that the Company has enough cash to fund all operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce expenditures in order to operate through September 30, 2010.

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

        Unidym has also executed its plan to dramatically reduce staff and operations beginning with reduction in management personnel in the first quarter of fiscal 2009, the closure of its Houston, Texas facility in the second quarter, the consolidation of its operations in Northern California, and the renegotiation of several key liabilities. Unidym also received $700,000 from the sale of its ownership interest in Ensysce BioSciences Inc. (“Ensysce”), a Unidym affiliate. Unidym has shifted its strategy from one of building a vertically integrated company to working with partners to commercialize its technology. Tego and Agonn have limited operations and currently require very little cash. Cash conservation measures at the Arrowhead level have been taken and are expected to continue.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. Other subsidiaries include Unidym, Tego, Agonn (which is inactive at this time) and Masa. Aonex Technologies, Inc. (“Aonex”) was sold in May 2008 and is included in the results as Loss from Discontinued Operations. Nanotechnica, Inc. (“Nanotechnica”) a majority-owned subsidiary dissolved in June 2005, is included in the results as Loss from Discontinued Operations. All significant intercompany accounts and transactions are eliminated in consolidation, and minority interests are accounted for in the consolidated statements of operations and the balance sheets.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include valuing of the stock of the Subsidiaries, assumptions to calculate the value of stock options, stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, patents, minority-interest Common Stock and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at either of two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 as of fiscal year end. The Company has two wealth management accounts at the same financial institution that invest in higher yield money market accounts and in government securities. At September 30, 2009, the Company had uninsured cash deposits totaling $1,878,584. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial or remaining term of the leases.

Intellectual Property—At September 30, 2009, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $4,093,624. The accumulated amortization of patents totaled $1,731,164 at September 30, 2009. Patents are being amortized over 3 years to 20 years. The weighted average original amortization period is 12 years. The weighted average remaining amortization period is 8 years. Amortization is expected to be $315,624 for fiscal 2010 and fiscal 2011 and $241,808 for fiscal years 2012, 2013, and 2014. Long-lived assets such as property, equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

Equity Investments—Arrowhead has a non-controlling equity investment in Nanotope, a privately held biotechnology company that is classified as an other asset. This investment is carried at cost less Arrowhead’s proportionate share of Nanotope’s operating loss for the period since investment because Arrowhead owns more than 20% of the voting equity and has the ability to exercise significant influence over this company. This investment is high risk as the markets for technologies or products of Nanotope are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in Nanotope. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

        Minority Equity Investments—The Company’s minority equity investment in Leonardo, a privately held biotechnology company, is classified as an “other asset”. This investment is carried at historical cost because Arrowhead owns less than 20% of the voting equity and only has the ability to exercise nominal, not significant, influence over this company. This investment is high risk as the markets for technologies or products of Nanotope as still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in some or all of this company. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

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

When Insert Therapeutics raised $10.1 million in October of 2006, Arrowhead participated by investing $5.0 million in the offering. In comparison, the value of Arrowhead’s equity in Insert increased by $7,401,394. Consistent with the guidance found in Staff Accounting Bulletin Topic 5H, the difference between the amount invested by Arrowhead and the increase in Arrowhead’s equity value in the subsidiary or $2,401,394 was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid in Capital. A similar calculation was made for the conversion of $2,120,250 of third party Calando debt into Calando Series A Preferred Stock in June 2009 (See Note 4 Investment in Subsidiaries). A similar calculation was made for the Unidym $10.0 million offering in the fall of 2007. Arrowhead contributed $3.0 million but the value of its interest in the equity of Unidym increased by $4,720,962. The $1,720,962 difference was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid in Capital.

Revenue Recognition—Revenue from product sales are recorded when persuasive evidence of an arrangement exists, title has passed and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured. We may generate revenue from product sales, technology licenses, collaborative research and development arrangements, and research grants. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, and various milestone and future product royalty or profit-sharing payments.

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

The Company generated revenues of $3,773,000 and $1,303,000 for the years ended September 30, 2009 and 2008, respectively. Calando’s revenue for the year ended September 30, 2009 consists of $1,750,000 in license fees paid by Cerulean to license IT-101 and $678,000 to purchase the inventory applicable to IT-101. Unidym’s revenue for 2009 consists of license fees of 503,000, $602,000 from the sale and delivery of CNTs and inks, $202,000 from grants and $37,000 from collaborative services. Revenue for the year ended September 30, 2008 consists of $570,000 from grants to fund research for the development of carbon nanotube applications, $85,000 from license fees from Unidym technology, and $648,000 from the sale and delivery of carbon nanotubes to third parties.

Cost of Goods Sold—The production of nanotubes by Unidym has been primarily for R&D activities, therefore the nanotubes produced are not capitalized as inventory, nor is a cost of goods sold calculated, even though some nanotubes are eventually sold to third parties.

Allowance for Doubtful Accounts—The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed. The allowance for doubtful accounts applicable to Unidym as of September 30, 2009, and 2008 is $30,789 and $116,031, respectively.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with guidance by the FASB.

        Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants and warrants of the Company. These items have been excluded from the loss per share because their effect is anti-dilutive.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

Stock- Based Compensation—Compensation costs related to stock options are determined in accordance with guidance issued by the FASB, using the modified prospective method. Under this method, compensation cost recognized during the year ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of August 10, 2005, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During October 2008, and March and September 2009 we issued 240,000, 120,000, and 70,000 stock options to various employees, respectively. Such options generally vest in equal installments over six years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the years ended September 30, 2009 and 2008 were $2,676,000 and $3,187,000, respectively. Compensation costs related to total stock options outstanding for the period from inception (May 7, 2003) to September 30, 2009 was $10,092,755.

Income Taxes—The Company accounts for income taxes under the liability method, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

Fair Value Measurements—The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$2,020,224	$—	$—	$2,020,224

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended September 30, 2009. There was no impact to the consolidated financial statements.

        In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. There was no impact to the consolidated financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as this relates only to additional disclosures.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. These new requirements do not impact the consolidated financial statements as they are only related to disclosures.

In October 2008, the FASB issued guidance that clarifies the application of guidance on fair value measurements in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance is effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued guidance in determining whether instruments granted in share-based payment transactions are participating securities. The guidance became effective on January 1, 2009 via retrospective application. This guidance clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method. This guidance also requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company retrospectively adopted this guidance on January 1, 2009. The impact of adoption did not have a material effect on its consolidated financial statements.

February 2007, the FASB issued guidance permitting entities to choose to measure many financial instruments and certain other items at fair value. This guidance provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts this guidance will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This guidance is effective for fiscal years beginning after November 15, 2007. The Company implemented the new standard effective October 1, 2008. The impact of adoption did not have a material effect on its consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

        In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued new guidance regarding business combinations. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). This guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company will adopt this guidance on October 1, 2009. There is not expected to be an impact upon adoption and the effects of this guidance depend on the nature and significance of business combinations occurring after the effective date.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision to the guidance on contingencies which existed previously. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. The Company does not expect an impact upon adoption

In December 2008, the FASB issued new guidance regarding disclosure by public entities about transfers of financial assets and interests in variable interest entities. This guidance requires public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also requires public companies to provide additional disclosures regarding their involvement with variable interest entities. This guidance was adopted for the quarter ended March 31, 2009. These new requirements do not impact the consolidated financial statements as they are only related to disclosures.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not believe that the adoption of this guidance will have any impact on its consolidated financial statements.

        In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. This guidance requires that the non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the years ended September 30, 2009 and 2008 respectively, include the accounts of Arrowhead and its Subsidiaries, Calando, Unidym, Tego and Agonn. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Unidym, Inc.

The company now known as Unidym, Inc. was founded by Arrowhead in 2005. Through the license of intellectual property and the acquisition of three development stage nanotechnology companies in 2006, 2007 and 2008, Unidym acquired the rights to key patents for the manufacture of and application of carbon nanotubes and is developing products with applications for the display industry. The consolidated financial statements include the results of the merged companies.

Prior to fiscal 2008, Arrowhead invested $4,000,000 in Unidym and provided Arrowhead stock valued at $5.65 million to facilitate two of the acquisitions.

In fiscal 2008, Unidym raised a total of $14.6 million through the sale of Series C Preferred Stock, of which $5.25 million was invested by Arrowhead. In fiscal 2009, Unidym raised a total of $4.7 million through the sale of Series C-1 Preferred Stock, of which $2.7 million was invested by Arrowhead. The other $2 million was invested by Tokyo Electron Ventures (“TEL”). In connection with the investment, TEL received two put options that obligated Unidym to repurchase TEL Series C-1 Stock in the event Unidym did not achieve certain cash flow requirements and enter into joint development agreement with TEL. The contingent buy back obligations were secured by certain Unidym intellectual property assets. In June 2009, Unidym and TEL entered into an IP Transfer and Waiver Agreement whereby the cash flow requirement was reduced and the put options were postponed and modified in exchange for certain rights to Unidym’s technology and a future royalty on product sales. In July 2009, the cash flow requirement was met and the put rights were permanently waived.

In September 2009, Arrowhead invested $642,000 in exchange for 2,140,000 shares of Unidym Series D Preferred Stock and a warrant to purchase 3,146,208 shares of Unidym common stock at an exercise price of $0.30 per share with an expiration date three years from the date of issuance. The Series D Stock has a $0.30 per share liquidation preference and each Series D Share is convertible into one share of Unidym common stock. Concurrent with the purchase, each outstanding share of Unidym Series C-1 Stock was converted to six shares of Series D Preferred Stock.

In March 2008, Unidym sub-licensed certain of its intellectual property to Ensysce BioSciences Inc. (“Ensysce”), a company founded to focus on research into the medical therapeutic applications of carbon nanotubes. Ensysce is both funded and effectively controlled by a related party to Unidym who also serves as a director of Unidym. Terms of the licensing arrangement between Unidym and Ensysce include a $25,000 up-front sub-licensing fee, ongoing royalties, and an initial 50% equity position for Unidym in Ensysce. In November 2008, Unidym sold its 50% interest in Ensysce to the controlling stockholder and recognized a gain of $700,000 on the sale.

In fiscal 2008 and fiscal 2009, Arrowhead has been increasing its position in Unidym through a series of stock exchanges with minority holders of Unidym. In April 2008, Arrowhead acquired 550,000 shares of Unidym common stock from a director and minority holder of Unidym in exchange for $350,000 in cash and restricted Company common stock valued at $200,000. As part of the agreement, the director resigned from his seat on the Unidym board and the Chief Executive Officer of the Company was appointed to the Unidym board. In transactions in June and September 2009, Arrowhead acquired 1,421,694 shares of Unidym Series A Preferred Stock, 1,747,810 shares of Unidym Series C Preferred Stock and 1,111,111 shares of Unidym Series C-1 Preferred Stock for an equal number of shares of Arrowhead common stock. Each share of Unidym Series A Preferred Stock is convertible into 1.68 shares of Unidym common stock.

As of September 30, 2009, Arrowhead owned 79.9% of the outstanding stock of Unidym and 65% on a fully diluted basis.

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc.)

On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Following the common-control merger, Insert changed its name to Calando.

        Prior to the merger, Arrowhead invested an aggregate of $17 million into Insert and Calando, not including a series of working capital loans. At the time of the merger, Arrowhead had a series of 6% simple-interest working capital loans outstanding to Insert totaling $1,600,000. Arrowhead also had a series of 6% simple-interest working capital loans outstanding to Calando totaling $4,450,000. As part of the merger, an Agreement to Provide Additional Capital, dated as of March 31, 2006, between Calando and the Company was amended and terminated to accelerate the payment of the remaining $6,000,000 payable thereunder, against receipt of the repayment of the principal and interest on all loans extended by the Company to either Insert or Calando ($6,187,663 principal and interest as of the date of the merger).

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

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

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors plus Arrowhead which invested $200,000 in the Notes offering. Arrowhead invested an additional $500,000 on February 23, 2009. Between April and May 2009, Arrowhead invested an additional $100,000 in the Notes Offering bringing their total Notes invested to $800,000. The Notes mature on November 26, 2010 and bear 10% annual interest. Unpaid principal of the Notes and accrued but unpaid interest thereon is convertible into common stock of Calando at a conversion price of $0.5759 per share (subject to adjustment) at any time in the sole discretion of the holder. In the event that Calando achieves a liquidation event as defined in the Notes, each holder has the option to exchange the Notes for two times the then outstanding principal amount owed under the Notes plus accrued and unpaid interest thereon (“Redemption Amount”) or convert the outstanding principal and accrued and unpaid interest thereon into Calando common stock at the Conversion Price. At any time a Note is outstanding, Calando may redeem such Note for the Redemption Amount. To facilitate the above investment in Calando, Arrowhead subordinated a series of 6% simple interest working capital loans and advances to Calando outstanding at the time the Notes were issued totaling approximately $5.3 million of principal plus interest.

Effective June 23, 2009, to facilitate licensing transactions with a third party, holders (including the Company) of an aggregate of $2.9 million of the Notes plus accrued but unpaid interest, converted the principal and accrued interest into a newly authorized Calando Series A Preferred Stock. The non-voting Series A Stock has a liquidation preference of 2.5 times the Series A Original Issue Price of $1,000 per share and is convertible into common stock at a conversion price of $0.5759 per share. The Company converted all of its Notes representing a principal balance of $800,000 plus accrued but unpaid interest into approximately 830 shares of Series A Stock. One third party Note for $500,000 plus interest remains outstanding.

As of September 30, 2009, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $5,735,198 plus accrued interest of $326,301 payable upon demand.

As September 30, 2009, the Company owns 67.8% of the outstanding shares of Calando and 63.6% on a fully diluted basis.

Tego BioSciences Corporation

On April 20, 2007, Tego BioSciences Corporation, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes for $1,000. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A Preferred Stock for $100,000. On October 25, 2007, Arrowhead purchased 15,000,000 shares of Tego A-2 stock for $2.4 million. In line with Tego’s revised strategy to focus on the out-license of its technology and to reduce its internal development activities, on November 21, 2008, Tego repurchased from Arrowhead 5,000,000 shares of Tego Series A-1 Preferred Stock for $1.7 million.

As of September 30, 2009, the Company has incurred approximately $897,000 of expenses related to Tego since its inception.

Arrowhead owns 100% of the outstanding voting securities of Tego and 85% of the outstanding voting securities on a fully diluted basis.

Agonn Systems, Inc.

        Arrowhead founded Agonn in May 2008 to explore, develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. As part of Arrowhead’s strategy to conserve cash in 2009, Agonn curtailed its development efforts and its current operations are minimal. As of September 30, 2009, the Company has incurred $453,000 of expenses related to Agonn since its inception.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

Masa Energy LLC

In April 2008, Arrowhead acquired Masa Energy LLC, a Delaware limited liability company whose sole assets were an approximate 6% ownership interest in each Nanotope, Inc. and Leonardo Biosystems, Inc.

Nanotope, Inc.

Through the acquisition of Masa Energy LLC, the Company acquired a 5.78% minority position in Nanotope. Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries and wound healing. In July and September, 2008, the Company acquired 1,801,802 shares of Series B Preferred Stock of Nanotope for two payments of $ 1 million each, increasing the Company’s ownership to approximately 22% of Nanotope. During fiscal 2009, Nanotope did not generate revenues. Operating expenses for the twelve months ended September 30, 2009 were approximately $1,033,000, Nanotope’s net loss for the twelve months ended September 30, 2009 was $1,025,000 and Arrowhead’s proportionate share of Nanotope’s loss was $225,804. Arrowhead accounts for its investment in Nanotope using the equity method of accounting.

Leonardo Biosystems, Inc.

Through the acquisition of Masa Energy LLC, Arrowhead acquired a 6.13% ownership interest in Leonardo. Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. In fiscal 2009, Arrowhead incurred $75,002 of expenses related to Leonardo. It is expected that the expenses will be repaid or converted into equity. Arrowhead accounts for its investment in Leonardo using the cost method of accounting.

NOTE 4. DISCONTINUED OPERATIONS—AONEX CORPORATION

On May 5, 2008, Aonex Corporation, a majority-owned subsidiary of Arrowhead (“Aonex”), entered into an Agreement and Plan of Merger (the “Aonex Merger Agreement”) by and among AmberWave Systems Corporation, a Delaware corporation in the business of research, development and licensing of advanced technologies for semiconductor manufacturing (“Amberwave”) and Aonex Acquisition Corporation, a California corporation and wholly-owned subsidiary of Amberwave formed for the purpose of acquiring Aonex’s business (“Acquirer”). On May 6, 2008, the merger was consummated and the outstanding Company loans to Aonex of $1,298,000 were converted to equity. At the effective time of the Aonex Merger all of the issued and outstanding shares of Aonex capital stock automatically converted into the right to receive an aggregate amount equal to (a) $450,000 minus (b) the sum of the of Aonex transaction expenses and $15,625.31. In addition, the stockholders of Aonex are entitled to receive potential milestone and royalty payments. Arrowhead has preference to the first $6,298,000 in future payments after which any additional payments will be split 64% to Arrowhead and 36% to the holders of the common stock of Aonex.

NOTE 5. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors, plus Arrowhead which invested $200,000 in the Notes offering. Arrowhead invested an additional $500,000 in the same offering on February 23, 2009. The Notes mature on November 26, 2010 and bear 10% annual interest. Unpaid principal of the Notes and accrued but unpaid interest thereon is convertible into common stock of Calando at a conversion price of $0.576647 per share (subject to adjustment) at any time in the sole discretion of the holder. In the event Calando achieves a liquidation event as defined in the Notes, each note holder has the option to exchange the Notes for two times the then outstanding principal amount owed under the Notes plus accrued and unpaid interest thereon (“Redemption Amount”) or convert the outstanding principal and accrued and unpaid interest thereon into Calando common stock at the Conversion Price.

Except for one note in the principal amount of $500,000, all notes and accrued interest were converted into 2,950 shares of Calando Series A Preferred Stock on June 23, 2009.

NOTE 6. MEZZANINE FINANCING

Unidym sold 1,111,111 shares of Series C-1 Preferred Stock for cash proceeds of $2 million in a private financing transaction with TEL Ventures (“TEL”) in November 2008. In connection with the investment, TEL was granted certain contingent rights if Unidym failed to meet a cash flow requirement of $7 million and enter into a joint development agreement with TEL by June 30, 2009. If the contingencies were not satisfied, Unidym was obligated to repurchase the Series C-1 Stock for an aggregate purchase price of $2,000,000 at TEL’s option. Unidym’s contingent buy back obligations were secured by a separate security agreement between Unidym and TEL.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

On June 25, 2009 the Company acquired 833,333 of TEL’s Series C-1 shares in exchange for restricted Common stock of the Company. This transaction permanently eliminated $1,500,000 of the potential $2,000,000 put option liability. With the elimination of the put option right, $1.5 million was recorded as a reclassification of mezzanine debt to additional paid in capital on the consolidated balance sheet as of June 30, 2009, pursuant to Regulation S-X Rule 5-02.

Also on June 25, 2009, Arrowhead, Unidym and TEL entered into an IP Transfer and Waiver Agreement whereby TEL’s remaining put rights totaling $500,000 were postponed and modified and the cash flow requirement was reduced from $7 million to $1.5 million. On July 31, 2009, Unidym met the reduced cash flow requirement and the remaining buy back obligation of $500,000 was permanently waived. The remaining $500,000 was reclassified from debt to equity.

NOTE 7. STOCKHOLDERS’ EQUITY

At September 30, 2009, the number of shares of the Company authorized for issuance was a total of 75,000,000 shares, consisting of 70,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock. On October 6, 2009, the stockholders of the Company voted to increase the authorized Common Stock of the company to 145,000,000 shares.

At September 30, 2009, 56,411,774 shares of Common Stock were outstanding. At September 30, 2009, 1,532,000 shares and 1,369,588 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. On December 3, 2007, an inducement grant of options to purchase 2,000,000 shares of Common Stock was made outside of Arrowhead’s equity incentive plans to the Company’s newly hired CEO. The terms of the inducement option were substantially similar to the terms of the Company’s 2004 Equity Incentive Plan. The inducement grant was cancelled in July 2009 to facilitate a financing by the Company (see below).

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

On January 30, 2008, a Form S-3 Registration Statement, originally filed on December 20, 2007 was declared effective. The prospectus allows the Company to issue, from time to time in one or more offerings, shares of Common Stock and Warrants for an aggregate dollar amount of up to $50 million of which approximately $6.9 million was issued in the September 2008 registered direct offering described above.

It is the Company’s intent to use the net proceeds from the sale of the securities and the net proceeds received upon exercise of the warrants for general corporate purposes, which may include one or more of the following: working capital, research and clinical development activities, repayment of debt, potential future acquisitions of companies and/or technologies, and capital expenditures.

On July 17, 2009 and August 6, 2009, the Company sold an aggregate of 9,196,642 units in a private placement transaction with institutional and accredited investors. Each Unit consisted of one share of Company common stock, $0.001 par value per share, at a price of $0.30 per share, and a warrant to purchase an additional share of Common Stock exercisable at $0.50 per share. The warrants become exercisable on January 18, 2010 and February 6, 2010 and remain exercisable until June 30, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period. Gross proceeds of the offering totaled approximately $2.76 million.

In connection with the offering, directors, officers and employees of the Company agreed to terminate options to purchase 4,005,000 shares of Common Stock with exercise prices ranging from $2.52 to $6.83 in order to provide sufficient shares for issuance in the offering. The reserve for the 2004 Equity Incentive Plan was reduced to the options remaining outstanding until such time as sufficient authorized shares are available to restore the reserve. In consideration of the termination of the option agreements, the Compensation Committee of the Board of Directors accelerated the vesting on awards of other existing grants to purchase 450,000 shares such that the awards are fully vested on the one year anniversary of the date of grant. The cancellation was effective July 17, 2009.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

The following table summarizes information about warrants outstanding at September 30, 2009:

Exercise prices	Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.04	1,397,500	6.3	$5.04
$7.06	712,362	7.6	$7.06
$2.00	3,863,989	3.9	$2.00
$0.50	9,444,522	4.8	$0.50

On September 18, 2009, Arrowhead Research Corporation announced that it has received a deficiency letter from the NASDAQ Stock Market indicating that based on the Company’s closing bid price for the last 30 consecutive business days, the Company does not comply with the $1.00 minimum bid price as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Arrowhead has been provided a grace period of 180 calendar days, or until March 15, 2010, to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive business days. The NASDAQ deficiency notice has no effect on the listing of the Arrowhead’s common stock at this time and Arrowhead will seek to regain compliance within the grace period. If Arrowhead does not meet the minimum bid requirement during the initial 180-day grace period, the Company will be notified by NASDAQ that its common stock will be subject to delisting. Alternatively, the Company may be eligible for an additional grace period if it meets the initial listing standards, with the exception of the bid price, for The NASDAQ Capital Market. If the Company meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 calendar day grace period.

NASDAQ had previously implemented a temporary suspension of this listing requirement on October 16, 2008. The temporary suspension was lifted on July 31, 2009. During the period of the temporary suspension the Company was not considered to be out of compliance with this continued listing requirement.

NOTE 8. LEASES

As of September 30, 2009, the Company leased the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena(1)	7,388 sq ft	$18,101	March 1, 2006	62 Months
New York(2)	130 sq ft	$1,600	October 1, 2008	14 Months
Calando(3)	4,354 sq ft	$12,173	June 1, 2009	1 Month
Unidym
Menlo Park, CA(4)	9,255 sq ft	$14,345	February 1, 2007	36 Months
Sunnyvale, CA	20,500 sq ft	$26,650	October 1, 2008	60 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months’ free rent which was recorded as a deferred liability and is being amortized over the life of the lease.
(2)	As of April 1, 2009, Arrowhead closed its New York office.
(3)	Calando’s laboratory was closed on June 30, 2009 and its lease expired on July 15, 2009.
(4)	On September 30, 2009, Unidym entered into a lease termination agreement with the landlord of its Menlo Park, CA facility. Under the terms of the agreement, Unidym forfeited it security deposit of $14,808 and agreed the pay the landlord an additional payment of $63,000. In return, the lease was terminated and Unidym has no further obligations related to the Menlo Park lease.

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

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

At September 30, 2009, the future minimum commitments remaining under leases are as follows:

Twelve months ending September 30	Facilities Leases	Equipment Leases
2010	$542,054	$9,210
2011	$461,390	$2,268
2012	$344,400	$—
2013	$356,700	$—
2014 and thereafter	$—	$—

Facility and equipment rent expense for the years ended September 30, 2009 and 2008 was $1,326,860 and $1,075,524, respectively. From inception to date, rent expense has totaled $4,304,993.

NOTE 9. OBLIGATIONS UNDER CAPITALIZED LEASE

As part of the purchase of Nanoconduction, the Company assumed a capitalized lease for equipment valued at $1,677,000. Research and development equipment under capitalized lease was allocated a cost of $0 at the Nanoconduction acquisition by Unidym as the equipment has no alternative use.

At September 30, 2009, the future minimum commitments remaining under capitalized leases are as follows:

Capitalized lease payable in 10 monthly installments of $75,343, due in July 2010, secured by equipment at Unidym.	$753,439

Less interest	(26,905)

Present value of future minimum payments	726,534

Less current portion	726,534

Long term portion	$—

NOTE 10. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

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

Sponsored Research expense for the years ended September 30, 2009 and 2008 was $195,000 and $741,766. As of September 30, 2009, there were no active sponsored research agreements at the parent company and Unidym had only one agreement in place.

Sponsored Research Agreement—Duke University

The terms of the new sponsored research agreement between Unidym and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Sept. 30, 2009	Prepaid Amt as of Sept. 30, 2009
Electrical Conductivity of Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2007 - Nov. 30, 2010 (3 year)	$406,641	$100,000	$306,641	$0

During the last quarter FY 2009, the Duke sponsored research agreement was renegotiated resulting in the annual cost decreasing from $191,375 to $100,000.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

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

NOTE 11. STOCK BASED COMPENSATION

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 5,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of September 30, 2009, there were options granted and outstanding to purchase 1,532,000 and 1,369,588 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the year ended September 30, 2009, 460,000 options were granted under the 2004 Equity Incentive Plan.

In August 2009, officers, directors and employees voluntarily cancelled 4,005,000 stock options to facilitate a financing by the Company. Dr. Anzalone, the Company’s CEO, also agreed to forfeit a 2,000,000 share inducement grant that was made to him in connection with his employment with the Company. In October 2009, a special meeting of the shareholders was held and the number of authorized shares was increased to 145 million shares. The shareholders also authorized the Board of Directors make a grant of stock options to purchase 2,000,000 shares to officers, directors and employees of the Company who previously forfeited their stock options to facilitate the financing.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
Balance At September 30, 2007	4,994,923	$3.07
Granted	3,445,000	3.49
Canceled	(326,934)	3.74
Exercised	(105,357)	2.75

Balance At September 30, 2008	8,007,632	3.24
Granted	460,000	0.85
Canceled	(5,566,044)	3.88
Exercised	—	—

Balance At September 30, 2009	2,901,588	$1.73	6.3 years	$338,383

Exercisable At September, 30, 2009	2,430,463	$1.69	5.8 years	$338,383

Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0.60 – $5.24	2,901,588	6.8	$ 1.73

Stock-based compensation expense for the years ended September 30, 2009 and 2008 was $2,676,170 and $3,187,397, respectively, and is included in Salary expense in the Company’s consolidated statements of operations.

At September 30, 2009, there were 4,368,722 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan. The intrinsic value of the options exercised during fiscal 2008 was approximately $69,000.

The fair value of the options granted by Arrowhead for the years ended September 30, 2009 and 2008 is estimated at $258,216 and $7,523,000, respectively.

As of September 30, 2009, the estimated fair value of the unvested options for Arrowhead is $558,849 with a weighted average remaining amortization period of 1.2 years. As of September 30, 2009, the estimated aggregate fair value of the unvested options for Unidym and Calando is $1,191,000 with a weighted average remaining amortization period of 2.53 years.

The aggregate fair value of options granted by Unidym, Calando and Tego for the years ended September 30, 2009 and 2008 is estimated at $448,715 and $685,000, respectively.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 100% (0% to 81% for Subsidiaries), risk-free interest rate of 2.34% to 5.10%, and expected life of five to six years. The weighted-average fair value of options granted by Arrowhead for the year ended September 30, 2009 and 2008 is estimated at $0.60 and $2.18, respectively, and the weighted-average exercise price is estimated at $0.85 and $3.24, respectively.

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

NOTE 12. INCOME TAXES

The Company utilizes the guidance issued by the FASB for accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

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

For the years ended September 30, 2009 and 2008, the Company had consolidated losses of $19,308,392 and $27,089,030, respectively. The losses result in a deferred income tax benefit of approximately $7,650,000 for fiscal 2009 and $10,700,000 for fiscal 2008, offset by an increase in the valuation allowance for the same amount for Arrowhead. Since the Company is a development stage company, management has chosen to take a 100% valuation allowance against the tax benefit until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

The Federal Net Operating Losses (“NOL”) for the past 5 fiscal years are $4,757,320 for fiscal 2008, $4,231,541 for fiscal 2007, $7,487,109 for fiscal 2006, $2,895,883 for fiscal 2005 and $1,542,142 for fiscal 2004. The California NOL’s for the last 5 fiscal years are $4,322,601 for fiscal 2008, $6,791,409 for fiscal 2007, $7,374,921 for fiscal 2006, $2,877,608 for fiscal 2005 and $1,541,517.

Management estimate the Federal NOL for fiscal 2009 will be approximately $3 to $3.3 million and the California NOL will be approximately $3 million.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended September 30, 2009 and 2008, respectively, and $0 for the period from May 7, 2003 (date of inception) through September 30, 2009. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through fiscal 2004, and by the IRS for years through fiscal 2005. Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

NOTE 13. RELATED PARTY TRANSACTIONS

During the fiscal years ended September 30, 2009 and 2008, the Company’s majority-owned subsidiary, Unidym, had product sales of $110,235 and $162,089, respectively, to one of its stockholders, Sumitomo. On July 31, 2009, Unidym terminated its contract with Sumitomo as its major product distributor in Japan.

During the fiscal year ended September 30, 2009, the Company’s majority-owned subsidiary, Calando, paid $40,000 in consulting fees to Dr. Mark Davis at Caltech. During the fiscal year ended September 30, 2008, the Company’s majority-owned subsidiary, Calando, paid $164,500 in consulting fees and made a $50,000 contribution to the laboratory of Dr. Mark Davis at Caltech. Dr. Davis was a director and consultant for Calando.

In April 2008, the Company acquired Masa Energy LLC, a Delaware limited liability company, for $560,000 in a combination of cash and Arrowhead common stock. Masa’s only assets are a 5.78% minority position in Nanotope and a 6.13% minority position in Leonardo. Masa is unrelated to Arrowhead. However, both Nanotope and LBS were co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone.

During the fourth quarter of the prior fiscal year, Arrowhead purchased 1,801,802 shares of Nanotope’s Series B preferred stock at a price per share of $1.11 for an aggregate purchase price of $2 million. In addition, Nanotope issued 9,548 shares of Nanotope Series B to another investor at a price per share of $1.11.

The Company’s purchase of Nanotope Series B added to the Company’s previously acquired 5.78% ownership interest in Nanotope.

Through the Benet Group Dr. Anzalone owns 1,395,900 shares of Nanotope common stock or approximately 14.2% (after giving effect to the sale of Nanotope Series B Preferred Stock) of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

seat reserved for Nanotope’s CEO and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

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

During the prior fiscal year, Arrowhead entered into subscription agreements with certain investors (the “Investors”) and with three members of Arrowhead management relating to the offering and sale of a total of 3,863,989 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Of the units sold in the offering, 3,683,660 units were sold to Investors at a purchase price of $1.80 per unit and 180,329 units were sold to three members of the Company’s management at a purchase price of $1.83 per unit. The last reported sale price of the Company’s common stock on the NASDAQ Capital Market on August 15, 2008, the day the offering was launched, was $1.70. The offering was made directly by the Company without an underwriter or placement agent.

During the fiscal year ended September 30, 2009, Calando raised $2.5 million through the sale of senior unsecured convertible promissory notes (“New Notes”), to accredited investors, plus $800,000 from Arrowhead. Dr. Anzalone, Arrowhead’s CEO personally participated in the offering by buying $100,000 of the New Notes.

NOTE 14. EMPLOYEE BENEFIT PLANS

In January 2005, the Company began sponsoring a defined contribution 401(k) retirement savings plan covering substantially all of its employees. The Plan was administered under the “safe harbor” provision of ERISA. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan allowed for a discretionary match in an amount up to 100% of each participant’s first 3% of compensation contributed plus 50% of salary reduction contributions that exceed 3% of compensation but that did not exceed 5% of compensation for the same period. The plan moved out from under “safe harbor” in fiscal 2009 and the Company no longer matched participant contributions.

For the years ended September 30, 2009 and 2008, we recorded expenses under these plans of approximately $95,000 and $272,000, respectively and $637,000 since inception of the Company.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 21, 2009, the date the financial statements were issued.

On October 6, 2009, stockholders of the Company approved the following proposals:

1.	The Board of Directors of the Company was given the authority to effect a reverse split of the Company’s Common Stock at a specific ratio within a range from 1-for-2 to 1-for-15. The authority expires in one year.

2.	The Board of Directors was given the authority to increase the number of authorized shares of Common Stock by 75 million shares.

3.	The Board of Directors was authorized to grant equity grants to directors, officers and employees of the Company under the 2004 Equity Incentive Plan.

On October 6, 2009, the Company completed exchanges with minority stockholders of Calando to exchange 1,140,000 shares of the Company’s Common Stock and warrants to purchase 240,000 shares of Common Stock at $0.50 per share for 2,850,000 shares of Calando common stock and warrants to purchase 600,000 shares of Calando common stock. The Shares and Warrants were exchanged only with accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Shares and Warrants exchanged have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

On December 11, 2009, the Company executed definitive agreements for a private placement with a selected group of accredited investors. Pursuant to the Offering, the Company sold an aggregate of approximately 5.1 million units “Units”) consisting of one share of the Company’s Common Stock, $0.001 par value per share (“Common Stock”) and a warrant to purchase an additional share of Common Stock, exercisable at $0.509 per share. The Unit price was $0.634 per unit. The unit price is based on the closing bid price on the Company’s common stock on December 11, 2009 which was $0.509 plus a premium of $0.125 added for the purchase of the warrant, per NASDAQ rules. The Warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s common stock trades above $1.20 for at least 30 trading days in any 60-trading day period after December 11, 2010. The Offering is expected to close on or before December 28, 2009 with gross proceeds totaling approximately $3.2 million before estimated expenses of $25,000.

The Shares and Warrants were offered and sold only to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Shares and Warrants sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants.