Form 10-Q
period 2009-12-31
ARROWHEAD RESEARCH CORP
filed 2010-02-11
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

The number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date is 62,788,380 shares of common stock as of February 8, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited) December 31, 2009	September 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,809,596	$2,020,224
Trade receivable, net of allowance for doubtful accounts of $30,789 at December 31, 2009 and September 30, 2009	129,772	144,148
Other receivables	3,109	3,109
Other prepaid expenses	205,918	316,074

TOTAL CURRENT ASSETS	4,148,395	2,483,555
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	374,991	374,991
Research equipment	932,683	932,683
Software	150,445	150,445
Leasehold improvements	94,317	94,317

	1,552,436	1,552,436
Less: Accumulated depreciation and amortization	(1,120,790)	(1,025,392)

NET PROPERTY AND EQUIPMENT	431,646	527,044
INTANGIBLE AND OTHER ASSETS
Rent deposit	94,840	109,648
Patents	2,283,554	2,362,460
Investment in Nanotope Inc., equity basis	1,983,829	2,032,467
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,549,223	4,691,575

TOTAL ASSETS	$9,129,264	$7,702,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$891,677	$1,013,281
Accrued expenses	411,211	420,077
Accrued payroll and benefits	239,781	160,846
Accrued severance	23,500	23,500
Capital lease obligation—short term	513,620	726,534
Notes payable	500,000	—

TOTAL CURRENT LIABILITIES	2,579,789	2,344,238

LONG-TERM LIABILITIES
Notes payable	—	500,000

TOTAL LONG-TERM LIABILITIES	—	500,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 62,788,380 and 56,411,774 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	61,511	56,428
Additional paid-in capital	113,440,515	110,070,327
Subscription receivable	(317,000)	(300,000)
Accumulated deficit during the development stage	(106,513,746)	(104,968,819)

Total Arrowhead Research Corporation stockholders’ equity	6,671,280	4,857,936
Noncontrolling interest	(121,805)	—

TOTAL STOCKHOLDERS’ EQUITY	6,549,475	4,857,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,129,264	$7,702,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	May 7, 2003 (Inception) to December 31, 2009
REVENUE	$148,068	$701,723	$7,655,707
OPERATING EXPENSES
Salaries	1,104,103	3,126,664	41,138,641
Consulting	101,239	588,757	7,933,396
General and administrative expenses	746,250	1,584,752	23,811,076
Research and development	277,788	3,888,304	53,897,946
Patent amortization	78,906	89,530	1,865,372

TOTAL OPERATING EXPENSES	2,308,286	9,278,007	128,646,431

OPERATING LOSS	(2,160,218)	(8,576,284)	(120,990,724)
OTHER INCOME (EXPENSES)
Loss on equity of investments—Nanotope	(48,639)	(69,382)	(389,172)
Gain on sale of stock in subsidiary	—	—	2,292,800
Gain on sale of equity of investments—Ensysce	—	700,000	700,000
Loss on sale of fixed assets, net	—	—	(77,374)
Realized and unrealized gain in marketable securities	—	—	382,264
Interest income (expense), net	(22,025)	8,870	2,787,929
Other income	220	—	178,110

TOTAL OTHER INCOME	(70,444)	639,488	5,874,557

LOSS FROM CONTINUING OPERATIONS	(2,230,662)	(7,936,796)	(115,116,167)

Loss from discontinued operations	(15,767)	(93,732)	(7,147,462)
Gain/Loss on disposal of discontinued operations	430,000	—	354,603

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	414,233	(93,732)	(6,792,859)

Provision for income taxes	—	—	—

NET LOSS	(1,816,429)	(8,030,528)	(121,909,026)

Less: Net loss attributable to noncontrolling interests	271,502	60	15,559,240

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(1,544,927)	$(8,030,468)	$(106,349,786)

Earnings per share-basic and diluted:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.04)	$(0.19)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	0.01	(0.00)

Net income (loss) attributable to Arrowhead shareholders	$(0.03)	$(0.19)

Weighted average shares outstanding, basic and diluted	58,649,086	42,934,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through December 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Uniym’s equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage of ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813	(317,000)	—	—	2,905,896
Common Stock issued to Calando stockholders in exchange for Calando’s shares	1,140,000	—	(148,415)	—	—	148,415	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	153,176	—	(1,282)	—	—	1,282	—
Stock-based compensation	—	—	302,072	—	—	—	302,072
Net loss for period ended December 31, 2009	—	—	—	—	(1,544,927)	(271,502)	(1,816,429)

Balance at December 31, 2009	62,788,380	61,511	113,440,515	(317,000)	(106,513,746)	(121,805)	6,549,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	May 7, 2003 (Date of inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,816,429)	$(8,030,468)	$(121,909,026)
Plus: Net loss attributable to nonconrolling interests	271,502	60	15,559,240

Net loss attributable to Arrowhead	(1,544,927)	(8,030,408)	(106,349,786)
Income from discontinued operation	(414,233)	—	(414,233)
Realized and unrealized (gain) loss on investment	—	(700,000)	(1,082,263)
Gain from sale of subsidiary	—	—	(306,344)
Loss on sale/donation of fixed assets	—	—	77,374
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	—	—	136,000
Stock issued for professional services	—	—	232,700
Stock issued for in-process research and development	—	—	13,166,347
Change in percentage of ownership in subsidiary	—	—	16,297
Purchased in-process research and development—Nanoconduction	—	—	2,685,208
Stock-based compensation	302,072	727,934	10,394,827
Depreciation and amortization	174,304	287,365	4,911,949
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash loss from equity investment	48,638	69,382	389,171
Noncontrolling interest	(271,502)	(60)	(16,559,428)
Gain on renegotiation of accrued severance	—	—	(726,500)
(Increase) decrease of cash flow from:
Receivables	14,376	(172,550)	(133,721)
Prepaid research expense	—	(9,319)	(1)
Other prepaid expenses	110,156	15,317	(208,395)
Deposits	14,808	(3,520)	(96,900)
Accounts payable	(121,604)	569,489	259,408
Accrued expenses	(8,866)	542,312	21,675
Accrued severance and other liabilities	78,935	5,544	1,006,970

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,617,843)	(6,698,514)	(94,709,695)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	—	(28,100)	(3,550,518)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash paid for interest in Calando	—	—	(8,800,000)
Cash paid for interest in Unidym	—	—	(14,138,003)
Cash paid/obtained for interest in Tego	—	1,700,000	(801,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	—	10,529,594
Cash obtained from interest in Calando	—	—	8,800,000
Cash obtained from interest in Unidym	—	—	14,138,003
Cash paid/obtained from interest in Tego	—	(1,700,000)	801,000
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	—	700,000	1,269,913
Proceeds from sale of subsidiary (net)	—	—	359,375
Proceeds from sale of fixed assets	—	—	79,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	—	671,900	(3,651,328)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments of capital leases	(212,914)	(196,596)	(1,163,380)
Proceeds from issuance of Calando debt	—	2,516,467	2,516,467
Proceeds from sale of stock in subsidiary	—	1,250,000	18,575,168
Proceeds from issuance of common stock and warrants, net	3,205,896	—	81,828,131

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	2,992,982	3,569,871	101,756,386

Cash flows from discontinued operations:
Operating cash flows	(15,767)	—	(15,767)
Investing cash flows	430,000	—	430,000

Net cash provided by discontinued operations:	414,233	—	414,233

NET INCREASE (DECREASE) IN CASH	1,789,372	(2,456,743)	3,809,596
CASH AT BEGINNING OF PERIOD	2,020,224	10,093,585	—

CASH AT END OF PERIOD	$3,809,596	$7,636,842	$3,809,596

Supplementary disclosures:
Interest paid	$13,118	$28,124	$98,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL NON-CASH TRANSACTIONS

On March 23, 2005, Arrowhead Research Corporation (“Arrowhead”) purchased 7,375,000 shares of Insert Therapeutics, Inc. (“Insert”) Common Stock from two minority stockholders of Insert for 502,260 newly issued shares of Arrowhead Common Stock valued at $2,000,000 based on the closing market price of Arrowhead Common Stock on NASDAQ on the date of the closing.

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

On April 20, 2007, Arrowhead purchased the Series E Preferred Stock of Carbon Nanotechnologies, Inc. in exchange for 1,431,222 shares of Arrowhead Common Stock with an estimated fair market value of $5,400,000 based on the average closing price of Arrowhead’s Common Stock on NASDAQ the ten trading days immediately prior to March 24, 2007, as set forth in the Agreement and Plan of Merger among Unidym, Inc. (“Unidym”), Carbon Nanotechnologies, Inc., Arrowhead and others.

On April 23, 2008, Arrowhead purchased 200,000 shares of the Common Stock of Unidym in exchange for 70,547 shares of Arrowhead Common Stock with an estimated fair market value of $200,000 based on the average closing price of Arrowhead’s Common Stock on NASDAQ the ten trading days immediately prior to the date of the closing.

On April 29, 2008, Arrowhead purchased all of the membership units of MASA Energy, LLC for $560,000. The purchase price consisted of 105,049 shares of Arrowhead Common Stock with an estimated fair market value of $310,000 based on the average closing price of Arrowhead’s Common Stock on NASDAQ the ten trading days immediately prior to the date of the closing, plus $250,000 in cash.

On August 8, 2008, Unidym acquired all of the outstanding stock of Nanoconduction, Inc. in exchange for 114,115 shares of Arrowhead Common Stock with an estimated fair market value of $250,000.

On June 11, 2009, Arrowhead issued 1,324,625 shares of Common Stock with an estimated fair market value of $688,802 in exchange for an equal number of Series A Preferred Stock of Unidym, with minority stockholders of Unidym.

On June 25, 2009, Arrowhead issued 1,944,444 shares of Common Stock with an estimated fair market value of $972,222 in exchange for an equal number of Series C Preferred Stock of Unidym, with a minority stockholder of Unidym.

On September 22, 2009, Arrowhead issued 91,495 shares of Common Stock with an estimated fair market value of $46,662 in exchange for an equal number of Series A Preferred Stock of Unidym with a minority stockholder of Unidym.

On September 28, 2009, Arrowhead issued 642,273 shares of Common Stock with an estimated fair market value of $398,209 in exchange for 5,574 shares of Series A Preferred Stock and 636,699 shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym.

On September 30, 2009, Arrowhead issued 277,778 shares of Common Stock with an estimated fair market value of $186,111 in exchange for an equal number of shares of Series C-1 Preferred Stock of Unidym, with a minority stockholder of Unidym.

In October and November 2009, Arrowhead issued 153,176 shares of Common Stock with an estimated fair market value of $47,485 in exchange for an equal number of shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym.

In October and November 2009, Arrowhead issued 1,140,000 shares of Common Stock with an estimated fair market value of $706,800 in exchange for 2,850,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 240,000 warrants to purchase Arrowhead common stock in exchange for 600,000 warrants to purchase Calando common stock.

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”,) Tego Biosciences Corporation (“Tego”) and Masa Energy LLC (“Masa”) and (5) the term “Common Stock” refers to Arrowhead’s Common Stock, $0.001par value per share, and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Going Concern

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, Arrowhead identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the electronics and biotech industries. Arrowhead owns two majority-owned subsidiaries, Unidym and Calando, and has minority investments in two early-stage nanotechnology companies, Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”).

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of December 31, 2009, Arrowhead Research Corporation had 11 full-time employees at the corporate office and 10 full-time employees at its Subsidiary companies.

Financing and Liquidity

At December 31, 2009, the Company had approximately $3.8 million in cash to fund operations. Since September 30, 2008, the Company raised $10.8 million in capital, of which $317,000 was receivable at December 31, 2009, on a consolidated basis, through equity financing at the Arrowhead level and sales of equity securities and convertible promissory notes by its Subsidiaries, including proceeds of $3.2 million from a private placement closed on December 11, 2009. Even with this infusion of additional capital, however, the Company expects that it will need to obtain additional capital to meet its operating needs for the future.

The Company’s strategic plan includes focusing on near term revenue opportunities, conserving cash and seeking sources of new capital. To execute this plan, the Company will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements and sale of securities. This strategy is intended to conserve cash while maintaining the opportunity to obtain value from their technologies.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. At December 31, 2009, other subsidiaries included Unidym, Tego, Agonn and Masa. On December 23, 2009, Tego completed a sale of its assets to Luna Innovations, Inc. and is included in the results as Loss from Discontinued Operations. Loss from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the consolidated statements of operations and the balance sheets.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include valuing of the stock of the Subsidiaries, assumptions to calculate stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, derivative liabilities, minority-interest Common Stock and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk—The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not incurred significant credit losses.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at any of three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The Company has two wealth management accounts at the same financial institutions that invest in higher yield money market accounts and in government securities. At December 31, 2009, the Company had uninsured cash deposits totaling $3,356,117. The Company has not experienced any losses in such accounts.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term.

Intellectual Property—At December 31, 2009, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $4,093,624. The accumulated amortization of patents totaled $1,810,070 at December 31, 2009. Patents are amortized over 3 years to 20 years. The weighted average original amortization period is 12 years. The weighted average remaining amortization period is 8 years. Amortization is expected to be $236,718 for the remainder of fiscal 2010, $315,624 in fiscal 2011, and $241,808 for fiscal years 2012, 2013, and 2014. Long-lived assets, such as property, equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

Equity Investments—Arrowhead has a non-controlling equity investment in Nanotope, a privately held biotechnology company, that is recorded in other assets. This investment is carried at cost less Arrowhead’s proportionate share of Nanotope’s operating loss for the period since investment because Arrowhead owns more than 20% of the voting equity and has the ability to exercise significant influence over this company. This investment is high-risk as the markets for technologies or products of Nanotope are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in Nanotope. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Minority Equity Investments—The Company’s minority equity investment in Leonardo, a privately held biotechnology company, is recorded in Other Assets. This investment is carried at historical cost because Arrowhead owns less than 20% of the voting equity and only has the ability to exercise nominal, not significant, influence over this company. This investment is high risk as the markets for technologies or products of Leonardo are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in some or all of this company. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Noncontrolling Interests in Majority-Owned Subsidiaries—Operating losses applicable to majority-owned Calando and Unidym have periodically exceeded the noncontrolling interests in the equity capital of either subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned. The Company now allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment in accordance with guidance issued by the FASB, which was effective for the Company on October 1, 2009.

When there is a change in the Company’s proportionate share of a development-stage subsidiary resulting from additional equity raised by the subsidiary, the change is accounted for as an equity transaction in consolidation. To the extent that the increase in the calculated value of the Company’s interest in the equity of the subsidiary exceeds the Company’s investment in the offering, that increase in value is referred to as the Company’s “increase in its proportionate share of the subsidiary’s equity” and the amount is recorded as an increase in the Company’s Additional Paid-in Capital.

When Insert raised $10.1 million in October 2006, Arrowhead participated by investing $5.0 million in the offering. In comparison, the value of Arrowhead’s equity in Insert increased by $7,401,394. Consistent with the guidance found in Staff Accounting Bulletin Topic 5H, the difference between the amount invested by Arrowhead and the increase in Arrowhead’s equity value in the subsidiary, or $2,401,394 was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid-in Capital. A similar calculation was made for the conversion of $2,120,250 of third party Calando debt into Calando Series A Preferred Stock in June 2009. A similar calculation was made for the Unidym $10.0 million offering in the fall of 2007. Arrowhead contributed $3.0 million but the value of its interest in the equity of Unidym increased by $4,720,962. The $1,720,962 difference was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid-in Capital.

Revenue Recognition—Revenue from product sales are recorded when persuasive evidence of an arrangement exists, title has passed and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured. We may generate revenue from product sales, technology licenses, collaborative research and development arrangements, and research grants. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding and various milestone and future product royalty or profit-sharing payments.

Revenue associated with research and development funding payments, under collaborative agreements, is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from up-front license fees and milestones and product royalties are recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

Cost of Goods Sold—The production of nanotubes by Unidym has been primarily for research and development activities. Therefore, the nanotubes produced are not capitalized as inventory, nor is a cost of goods sold calculated, even though some nanotubes are eventually sold to third parties.

Allowance for Doubtful Accounts—The Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing historical collections, accounts receivable aging and other factors. Accounts receivable are written off when all collection attempts have failed.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with guidance by the Financial Accounting Standards Board (“FASB”).

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

Stock- Based Compensation—The Company accounts for share-based compensation arrangements in accordance with accounting standards issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

Income Taxes—The Company accounts for income taxes under the liability method, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change in deferred income tax assets and liabilities during the period.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended September 30, 2009. There was no impact to the consolidated financial statements.

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

In December 2007, the FASB issued new guidance regarding business combinations. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). This guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company adopted this guidance on October 1, 2009. There was no impact upon adoption of this guidance.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision to the guidance on contingencies which existed previously. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. The Company adopted this guidance on October 1, 2009. There was no impact upon adoption of this guidance.

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

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company adopted this guidance on October 1, 2009. There was no impact upon adoption of this guidance.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. This guidance requires that the non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has adopted the new requirements for the fiscal year beginning on October 1, 2009; there was no material impact on the consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

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

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements for the years ended December 31, 2009 and 2008 respectively, include the accounts of Arrowhead and its Subsidiaries, Calando, Unidym, Tego, Masa and Agonn. All significant intercompany accounts and transactions are eliminated in consolidation and minority interests were accounted for in the consolidated financial statements.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Unidym, Inc.

The company now known as Unidym, Inc. was founded by Arrowhead in 2005. Through the license of intellectual property and the acquisition of three development stage nanotechnology companies in 2006, 2007 and 2008, Unidym acquired the rights to key patents for the manufacture and application of carbon nanotubes, and is developing products with applications for the display industry. The consolidated financial statements include the results of the merged companies.

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

In September 2009, Arrowhead invested $642,000 in exchange for 2,140,000 shares of Unidym Series D Preferred Stock and a warrant to purchase 3,146,208 shares of Unidym common stock at an exercise price of $0.25 per share with an expiration date three years from the date of issuance. As a condition to this investment, each share of Series C-1 Preferred Stock was converted to six shares of Unidym Series D Preferred Stock. A minority shareholder of Unidym invested $300,000 for 1,000,000 shares of Unidym Series D Preferred Stock and 1,000,000 warrants with similar terms.

In fiscal 2008 and fiscal 2009, Arrowhead increased its position in Unidym through a series of stock exchanges with minority holders of Unidym. In April 2008, Arrowhead acquired 550,000 shares of Unidym common stock from a director and minority holder of Unidym in exchange for $350,000 in cash and restricted Arrowhead Common Stock valued at $200,000. As part of the agreement, the director resigned from his seat on the Unidym board and the Chief Executive Officer of the Company was appointed to the Unidym board. In transactions in June and September 2009, Arrowhead acquired 1,421,694 shares of Unidym Series A Preferred Stock, 1,747,810 shares of Unidym Series C Preferred Stock and 1,111,111 shares of Unidym Series C-1 Preferred Stock for an equal number of shares of Arrowhead Common Stock. Each share of Unidym Series A Preferred Stock is convertible into 1.68 shares of Unidym common stock.

In October and November 2009, Arrowhead issued 153,176 shares of Common Stock with an estimated fair market value of $47,485 in exchange for an equal number of shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym.

As of December 31, 2009, Arrowhead owned 80% of the outstanding stock of Unidym and 59% on a fully diluted basis.

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc.)

On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Prior to the merger, Arrowhead invested an aggregate of $23.2 million in Calando through purchase of equity and loans. As a condition of the merger, the preferred stock of each Calando and Insert were converted into common stock and loans were converted to equity. As a result of the merger, shares of Insert common stock was issued to the stockholders of the former Calando and Insert changed its name to Calando Pharmaceuticals, Inc.

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. The Notes mature on November 26, 2010 and bear 10% annual interest. The Notes are convertible into Calando common stock and can be redeemed for two times their face value plus interest in the event of a sale of Calando. To facilitate this investment in Calando, Arrowhead subordinated a series of 6% simple interest loans and advances totaling approximately $5.3 million of principal plus interest.

Effective June 23, 2009, to facilitate licensing transactions with a third party, holders (including Arrowhead) of an aggregate of $2.9 million of the Notes plus accrued but unpaid interest, converted the principal and accrued interest into newly authorized Calando Series A Preferred Stock. The non-voting Series A Preferred Stock has a liquidation preference of 2.5 times the Series A Original Issue Price of $1,000 per share and is convertible into common stock at a conversion price of $0.5759 per share. Arrowhead converted all of its Notes representing a principal balance of $800,000 plus accrued but unpaid interest into approximately 830 shares of Series A Stock. One third party Note for $500,000 plus interest remains outstanding.

As of December 31, 2009, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $6,244,697 plus accrued interest of $398,220, which are payable upon demand.

In October and November 2009, Arrowhead issued 1,140,000 shares of Common Stock with an estimated fair market value of $706,800 in exchange for 2,850,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 240,000 warrants to purchase Arrowhead common stock in exchange for 600,000 warrants to purchase Calando common stock.

As of December 31, 2009, Arrowhead owned 70% of the outstanding shares of Calando and 61% on a fully diluted basis.

Agonn Systems, Inc.

Arrowhead founded Agonn in May 2008 to explore, develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. In line with Arrowhead’s strategy to conserve cash, Agonn has ceased its development efforts.

Masa Energy LLC

In April 2008, Arrowhead acquired Masa, a Delaware limited liability company whose sole assets were an approximate 6% ownership interest in each of Nanotope and Leonardo. Subsequent to December 31, 2009, the stockholdings were transferred to Arrowhead and Masa was dissolved.

Nanotope, Inc.

Through the acquisition of Masa, the Company acquired a 5.78% minority position in Nanotope. Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries and wound healing. In July and September 2008, Arrowhead acquired 1,801,802 shares of Series B Preferred Stock of Nanotope for two payments of $1 million each, increasing Arrowhead’s ownership of Nanotope to approximately 23%. Since inception, Nanotope has not generated revenues. Operating expenses for the three months ended December 31, 2009 were approximately $215,000, Nanotope’s net loss for the three months ended December 31, 2009 was $215,000 and Arrowhead’s proportionate share of Nanotope’s loss was $48,639. Arrowhead accounts for its investment in Nanotope using the equity method of accounting.

Leonardo Biosystems, Inc.

Through the acquisition of Masa, Arrowhead acquired a 6.13% ownership interest in Leonardo. Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. During the three months ended December 31, 2009, Arrowhead incurred $17,312 of expenses related to Leonardo. It is expected that the expenses will be repaid or converted into equity. Arrowhead accounts for its investment in Leonardo using the cost method of accounting.

NOTE 4. DISCONTINUED OPERATIONS—TEGO BIOSCIENCES CORPORATION

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes for $1,000. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A Preferred Stock for $100,000. On October 25, 2007, Arrowhead purchased 15,000,000 shares of Tego Series A-2 Preferred Stock for $2.4 million. In line with Tego’s revised strategy to focus on the out-license of its technology and to reduce its internal development activities, on November 21, 2008, Tego repurchased from Arrowhead 5,000,000 shares of Tego Series A Preferred Stock for $1.7 million. Arrowhead owns 100% of the outstanding stock of Tego and 75% on a fully diluted basis. As of December 31, 2009, the Company has incurred approximately $1,003,000 of expenses related to Tego since its inception.

On December 23, 2009, Tego completed the sale of all of its non-cash intellectual property assets (“Tego IP”) to Luna Innovations, Inc. (“Luna”) under the terms of the Tego-Luna Asset Purchase Agreement dated November 13, 2009 (“APA”). The Tego IP includes a portfolio of Tego-owned foreign and domestic patents and patent applications. The Tego IP also includes patent licenses from Siemens AG and Washington University, St. Louis. Under the APA, Luna agreed to assume Tego’s role as licensor under a license Tego granted under the Tego IP to The Bronx Project, Inc. (“TBP”) to develop carboxyfullerenes in the field of neuronal injury (the “TBP License”). Luna also assumed Tego’s role as Licensor under the exclusive license Tego granted to Arrowhead’s affiliate Unidym, under the Tego IP in the field of industrial non-pharmaceutical fullerenes.

The APA set forth an upfront purchase price of $350,000 and reimbursements of patent and license expenses of $80,000. Further, under the terms of the APA, Luna will pay Tego 10% of any revenues it receives from its licensing or resale of the Tego IP. Tego shall also receive from Luna 50% of any net proceeds Luna receives from the TBP License. Tego shall receive royalties from Luna for any sales of fullerene products covered by the Tego IP, as well as clinical development milestones totaling $4.25million for each fullerene product it develops that is covered by the Tego IP.

Due to the sale of substantially all of Tego’s assets, the on-going operations of Tego will cease and the gain on the sale and the results of historical operations will be recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows associated with the Luna APA, as discussed above, will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

NOTE 5. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. The Notes mature on November 26, 2010 and bear 10% annual interest. Unpaid principal of the Notes and accrued but unpaid interest thereon is convertible into common stock of Calando at a conversion price of $0.576647 per share (subject to adjustment) at any time in the sole discretion of the holder. In the event Calando achieves a liquidation event as defined in the Notes, each note holder has the option to exchange the Notes for two times the then outstanding principal amount owed under the Notes plus accrued and unpaid interest thereon, or convert the outstanding principal and accrued and unpaid interest thereon into Calando common stock at the conversion price.

Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009.

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2009, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At December 31, 2009, 62,788,380 shares of Common Stock were outstanding. At December 31, 2009, 1,532,000 shares and 3,619,588 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

In September 2008, the Company completed a registered direct offering of 3,863,989 units, with each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock. Of the 3,863,989 units sold in the offering, 3,683,660 units were sold to investors at a purchase price of $1.80 per unit and 180,329 units were sold to three members of the Company’s management at a purchase price of $1.83 per unit. The last reported sale price of the Company’s Common Stock on the NASDAQ Global Market on August 15, 2008, the day the offering was launched, was $1.70. The warrants, which represent the right to acquire a total of 3,863,989 shares of Common Stock, have an exercise price of $2.00 per share and have a five-year term. The gross offering proceeds were approximately $6.9 million and the net offering proceeds to the Company were approximately $6.2 million. The offering was made directly by the Company without an underwriter or placement agent. The Company paid finders’ fees of 7.5% on a portion of the gross proceeds.

On July 17, 2009 and August 6, 2009, the Company sold an aggregate of 9,196,642 units in a private placement transaction with institutional and accredited investors. Each unit consisted of one share of Arrowhead Common Stock, $0.001 par value per share, at a price of $0.30 per share, and a warrant to purchase an additional share of Common Stock exercisable at $0.50 per share. The warrants become exercisable on January 18, 2010 and February 6, 2010, and remain exercisable until June 30, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s Common Stock trades above $1.20 for at least 30 trading days in any 60-trading day period. Gross proceeds of the offering totaled approximately $2.76 million.

On December 11, 2009, the Company sold an aggregate of 5,083,430 units in a private placement transaction with accredited investors. Each unit consisted of one share of Arrowhead Common Stock, $0.001 par value per share and a warrant to purchase an additional share of Common Stock exercisable at $0.509 per share. The unit price was $0.634, based upon the closing bid price on the Company’s Common Stock on December 11, 2009 which was $0.509 plus $0.125 added for the purchase of the warrant. The warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s Common Stock trades above $1.20 for at least 30 trading days in any 60-trading day period. Gross proceeds of the offering were approximately $3.2 million.

The following table summarizes information about warrants outstanding at December 31, 2009:

Exercise prices	Number of Warrants	Remaining Life in Years
$5.04	1,397,500	1.0
$7.06	712,362	7.4
$2.00	3,863,989	3.7
$0.50	9,684,522	4.5
$0.51	5,083,430	4.9

On September 15, 2009, the Company received a deficiency letter from the NASDAQ Stock Market indicating that based on the Company’s closing bid price for the last 30 consecutive business days, the Company does not comply with the $1.00 minimum bid price as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has been provided a grace period of 180 calendar days to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive business days, and we are eligible for an additional grace period under NASDAQ Rules. The NASDAQ deficiency notice has no effect on the listing of the Company’s Common Stock at this time and the Company will seek to regain compliance within the grace period. If the Company does not meet the minimum bid requirement during the initial 180-day grace period, the Company may be eligible for an additional grace period if it meets the initial listing standards, with the exception of the bid price, for The NASDAQ Capital Market. If the Company meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 calendar day grace period. Alternatively, the Company will be notified by NASDAQ that its Common Stock will be subject to delisting.

NOTE 7. LEASES

As of December 31, 2009, the Company leased the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead(1)	7,388 sq ft	$18,101	March 1, 2006	62 Months
Unidym	20,500 sq ft	$26,650	October 1, 2008	60 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months’ free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

Facility and equipment rent expense for the three months ended December 31, 2009 and 2008 was $154,510 and $328,336, respectively. From inception to date, rent expense has totaled $4,442,479.

NOTE 8. OBLIGATIONS UNDER CAPITALIZED LEASE

As part of the purchase of Nanoconduction, the Company assumed a capitalized lease for equipment valued at $1,677,000. Research and development equipment under capitalized lease was allocated a cost of $0 at the Nanoconduction acquisition by Unidym as the equipment has no alternative use.

At December 31, 2009, the future minimum commitments remaining under capitalized leases are as follows:

Capitalized lease payable in 7 monthly installments of $75,343, due in July 2010, secured by equipment at Unidym	$527,407

Less interest	(13,787)

Present value of future minimum payments	513,620
Less current portion	513,620

Long term portion	$—

NOTE 9. COMMITMENTS AND CONTINGENCIES—SPONSORED RESEARCH

Sponsored Research expense for the three months ended December 31, 2009 and 2008 was $25,000 and $110,681. As of December 31, 2009, there were no active sponsored research agreements at Arrowhead and Unidym had only one such agreement in place with Duke University. The agreement provides for support at an annual cost of $100,000 and terminates on November 30, 2010. Since the beginning of the agreement on December 1, 2007, $306,641 has been paid.

NOTE 10. STOCK BASED COMPENSATION

Stock-Based Compensation—Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 5,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of December 31, 2009, there were options granted and outstanding to purchase 1,532,000 and 3,619,588 shares of common stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended December 31, 2009, 2,250,000 options were granted under the 2004 Equity Incentive Plan.

In connection with a private offering in fiscal 2009, directors, officers and employees of the Company agreed to terminate options to purchase 4,005,000 shares of Common Stock with exercise prices ranging from $2.52 to $6.83. In consideration of the termination of the option agreements, other existing grants to purchase 450,000 shares were accelerated such that the awards are fully vested on the one year anniversary of the date of grant. The cancellation was effective July 17, 2009.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2008	8,007,632	$3.24
Granted	460,000	0.85
Canceled	(5,566,044)	3.88
Exercised	—	—

Balance At September 30, 2009	2,901,588	1.73
Granted	2,250,000	0.53
Canceled	—	—
Exercised	—	—

Balance At December 31, 2009	5,151,588	$1.21	7.7 years	$45,595

Exercisable At December, 31, 2009	2,725,700	$1.61	6.0 years	$5,195

Stock-based compensation expense for the three months ended December 31, 2009 and 2008 was $302,072 and $727,934, respectively, and is included in salary expense in the Company’s consolidated statements of operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized in the three months ended December 31, 2009 and 2008, respectively. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

At December 31, 2009, there were 2,118,722 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the three months ended December 31, 2009 and 2008 is estimated at $892,500 and $188,376, respectively.

As of December 31, 2009, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,394,342 will be recognized in our results of operations over a weighted average period of 2.0 years. As of December 31, 2009, the pre-tax compensation expense for all unvested stock options at Unidym and Calando in the amount of approximately $816,103 will be recognized in our results of operations over a weighted average period of 2.8 and 2.1 years, respectively.

No options were granted by Unidym, Calando and Tego during the three months ended December 31, 2009 and 2008.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 100% (0% to 81% for Subsidiaries), risk-free interest rate of 2.34% to 5.10% and expected life of five to six years. The weighted-average fair value of options granted by Arrowhead for the three months ended December 31, 2009 and 2008 is estimated at $0.40 and $0.78, respectively.

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

NOTE 11. FAIR VALUE MEASURMENTS & DERIVATIVE INSTRUMENTS

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table summarizes fair value measurements at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$3,809,596	$—	$—	$3,809,596
Derivative liabilities	$—	$—	$—	$—

During 2009, Arrowhead’s subsidiary, Unidym, issued Series-D convertible preferred stock. The rights of the convertible preferred stock necessitates the presentation of the fair value of the conversion feature as a liability pursuant to FASB accounting rules. These rights include those that protect the holders from decline in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in the statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2010 were as follows:

Risk free interest rate	1%
Expected life	3 Years
Dividend yield	none
Volatility	30%

The following is a reconciliation of the derivative liability for fiscal year 2010:

Value at October 1, 2009	$0
Modification of instruments	—
Decrease in value	—
Value at December 31, 2009	$0

The carrying amounts of the Company’s other financial instruments, which include accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

NOTE 12. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2009 and 2008, the Company’s majority-owned subsidiary, Unidym, had product sales of $0 and $42,150, respectively, to one of its stockholders, Sumitomo Corporation (“Sumitomo”). On July 31, 2009, Unidym terminated its contract with Sumitomo as its major product distributor in Japan.

During the three months ended December 31, 2009 and 2008, the Company’s majority-owned subsidiary, Calando, paid $0 and $40,000, respectively, in consulting fees to Dr. Mark Davis of the California Institute of Technology (“Caltech”), a former director and consultant of Calando.

In April 2008, the Company acquired Masa, a Delaware limited liability company, for $560,000 in a combination of cash and Arrowhead common stock. Masa’s only assets were a 5.78% minority position in Nanotope and a 6.13% minority position in Leonardo. Masa is unrelated to Arrowhead. However, both Nanotope and Leonardo were co-founded by the Company’s President and Chief Executive Officer, Dr. Christopher Anzalone, through the Benet Group, a private investment entity solely owned and managed by Dr. Anzalone.

During the fourth quarter of fiscal year 2008, Arrowhead purchased 1,801,802 shares of Nanotope’s Series B preferred stock at a price share of $1.11 for an aggregate purchase price of $2 million. In addition, Nanotope issued 9,548 shares of Nanotope Series B to another investor at a price of $1.11 per share. Arrowhead’s purchase of Nanotope Series B preferred Stock increased Arrowhead’s ownership interest in Nanotope to approximately 23%.

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

Dr. Anzalone did not participate on behalf of the Company in the negotiations of the terms of the Nanotope Series B preferred stock issued to the Company and did not negotiate on behalf of Nanotope after becoming the Chief Executive Officer and President of the Company. Dr. Anzalone did respond to questions asked of him by the Company’s Board of Directors and management regarding Nanotope’s business plan, operations and the terms of the Series B Stock Purchase Agreement and ancillary agreements.

During the 2008 fiscal year, the Company entered into subscription agreements with certain investors and with three members of the Company’s management relating to the offering and sale of a total of 3,863,989 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Of the units sold in the offering, 3,683,660 units were sold to Investors at a purchase price of $1.80 per unit and 180,329 units were sold to three members of the Company’s management at a purchase price of $1.83 per unit. The last reported sale price of the Company’s common stock on the NASDAQ Capital Market on August 15, 2008, the day the offering was launched, was $1.70. The offering was made directly by the Company without an underwriter or placement agent.

During the year ended September 30, 2009, Calando raised $2.5 million through the sale of senior unsecured convertible promissory notes (“New Notes”), to accredited investors, plus $800,000 from Arrowhead. Dr. Anzalone, Arrowhead’s President and CEO personally participated in the offering by buying $100,000 of the New Notes.

As part of the private placement on December 11, 2009 (see Note 6. Stockholder’s Equity), Dr. Anzalone, Arrowhead’s President and CEO, personally invested $100,000.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 11, 2010, which is the date the consolidated financial statements were issued.

As described in Footnote 3 – Investment in Subsidiaries, Masa is a wholly owned subsidiary, the sole assets of which are Masa’s ownership interest in Nanotope and Tego. Subsequent to December 31, 2009, the assets of Masa were transferred to Arrowhead and Masa was dissolved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Readers should carefully review the factors identified in this report under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires, and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, the Company identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the electronics and biotech industries.

By providing strategic management, financing, and operational services to its subsidiaries, Arrowhead takes an active role in their development, allowing the business and technical development teams at the subsidiary companies to remain focused on near term revenue opportunities and capital efficiency. Arrowhead’s ultimate goal is to monetize the value of its subsidiaries through an initial public offering of subsidiary stock or a sale of a subsidiary to another company. Alternatively, Arrowhead could retain ownership of subsidiary to capture its continuing cash flow and income.

Arrowhead’s portfolio includes two majority-owned subsidiaries, Unidym and Calando, and minority investments in two early-stage nanotechnology companies, Nanotope and Leonardo. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies, as capital resources allow. The Company’s Subsidiaries are seeking to commercialize or license the technology covering a variety of nanotechnology products and applications, including anti-cancer RNAi therapeutics, carbon-based electronics and fullerene based anti-oxidants. The Company’s minority investments are focused on developing advanced nanomaterials for spinal cord injury and wound healing and drug delivery technology.

Arrowhead has been active in the operation of its subsidiaries, providing key management functions. During 2009, the Company continued its efforts to streamline the operations of Arrowhead and its Subsidiaries to increase efficiency and decrease costs while continuing to move the business plans of each entity forward. With the decision to move to a licensing model for Calando and the decision to reduce costs at Unidym, the amount of cash needed to fund both operations has been substantially reduced from historical levels.

Liquidity and Cash Resources

At December 31, 2009, the Company had approximately $3.8 million in cash to fund operations. Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. In fiscal 2009, the Company obtained $7.3 million in cash through equity and debt financing, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2.0 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. The Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000.

Since inception in May 2003, the Company has incurred significant losses. Cash and cash equivalents increased during the quarter by $1.8 million to $3.8 million at December 31, 2009 from $2.0 million at September 30, 2009. The Company invests available cash in certificates of deposit, U.S. government obligations and high grade commercial paper. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income.

On December 11, 2009, the Company executed definitive agreements for a private placement offering (the “Offering”) with a selected group of accredited investors. Pursuant to the Offering, the Company sold an aggregate of approximately 5.2 million units (the “Units”) consisting of one share of the Company’s Common Stock and a warrant to purchase an additional share of Common Stock, exercisable at $0.509 per share. The Unit price was $0.634 per unit. The warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration if the Company’s Common Stock trades above $1.20 for at least 30 trading days in any 60-trading day period after December 11, 2010. The Offering generated gross proceeds of approximately $3.2 million before estimated expenses of $25,000. The Company’s strategic plan includes focusing on near term revenue opportunities, conserving cash and seeking sources of new capital. To execute this plan, the Company will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements and sale of securities. The likelihood that any of these events will occur is uncertain, especially in light of the lack of liquidity in the current capital and credit markets. Until such time as one or more of these goals is accomplished, the Company has scaled back the activities at its Subsidiaries.

Majority-owned Subsidiaries

Unidym

Unidym is a leader in the commercialization of carbon nanotube-based transparent, conductive films (TCFs) for the electronics industry. TCFs are a critical component in devices such as touch panels, displays and thin-film solar cells. For example, both touch panels and LCDs typically employ two TCF layers per device. Unidym’s TCFs offer substantial advantages over the incumbent technology, indium-based metal oxides, including: improved durability, lower processing costs, and lower overall cost structure. Unidym is working in close collaboration with customers, particularly in Asia where the bulk of display manufacturing is located. Unidym is initially focused on the touch panel market and expects modest revenue from sales of its films in the near term. During the first quarter of fiscal 2010, Unidym continued business and technical development for its films. Two of its joint development agreements with Samsung Electronics, Co., Ltd. were extended.

The development, production and sale of Unidym’s products have required, and are expected to continue to require significant investment and time. There are a variety of technical, cost and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other CNT products, the final cost of scaling up the production process, when or if Unidym will generate significant licensing revenue or when or if Unidym will become profitable. At December 31, 2009, Arrowhead’s ownership interest in Unidym was 80% and 59% on a fully diluted basis.

Calando

Calando is a clinical stage oncology drug delivery company. Calando has developed proprietary technologies to create targeted siRNA-based therapeutics. Calando’s innovative RONDEL™ nanoparticle system has been designed to solve the long-standing obstacle of safe and effective delivery and targeting for siRNA therapeutics. Calando’s initial focus has been on the treatment of cancer. Calando’s clinical stage drug candidate, CALAA-001, a therapeutic candidate based on siRNA and the RONDEL system, is currently undergoing a Phase I clinical study. The trial is utilizing a dose escalation protocol, which is nearing the highest dose in the protocol and yielding recent promising results with no serious side effects. Calando plans to complete the Phase I trial, as capital resources allow, and is seeking a partner for the further development of both the siRNA delivery platform and CALAA-01.

In June 2009, after completion of a Phase 1 clinical trial with a positive safety profile and indications of efficacy, Cyclosert and its associated clinical candidate, IT-101, were licensed for further development to Cerulean Pharma, Inc., a Boston, Massachusetts based biotech company. Under the terms of the agreements, Cerulean will pay Calando future potential partnering, milestone and royalty payments as the development of Cyclosert and IT-101 progresses.

We believe there is an opportunity to derive value from the further development of the Calando platform drug delivery systems, as they have been demonstrated to enhance and enable the delivery of diverse pharmaceutical entities, including peptides and small molecules as well as other RNA and DNA-based oligonucleotides. At December 31, 2009, Arrowhead’s interest in Calando was 70% and 61% on a fully diluted basis.

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

Wholly-owned Subsidiaries

Tego

Tego has been pursuing a licensing and partnering strategy. In line with this strategy, on July 1, 2009, Tego exclusively licensed to The Bronx Project, Inc. (“TBP”), a development stage pharmaceutical company, the rights to develop and commercialize carboxylated fullerenes, e.g., the fullerene “C3,” in the fields of Parkinson’s disease, amyotrophic lateral sclerosis (or “Lou Gehrig’s disease”), multiple sclerosis, brain trauma and schizophrenia. The TBP License provided Tego with $100,000 in upfront fees, $2.35 million in potential milestone payments and royalties, as well as 5% of the proceeds of a sale of TBP itself to a third party.

Further, on December 23, 2009, Tego completed the sale of all of its non-cash intellectual property assets (“Tego IP”) to Luna Innovations, Inc. (“Luna”) under the terms of the Tego-Luna Asset Purchase Agreement dated November 13, 2009 (“APA”). The Tego IP includes a portfolio of Tego-owned foreign and domestic patents and patent applications. The Tego IP also includes patent licenses from Siemens AG and Washington University, St. Louis. Under the APA, Luna agreed to assume Tego’s role as licensor under a license Tego granted under the Tego IP to The Bronx Project, Inc. Luna also assumed Tego’s role as licensor under the exclusive license Tego granted to Arrowhead’s affiliate Unidym, under the Tego IP in the field of industrial non-pharmaceutical fullerenes.

As a result of the sale to Luna, the on-going operations of Tego will cease and the gain on the sale and the results of historical operations will be recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows associated with the Luna APA will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Agonn

As part of Arrowhead’s strategy to conserve cash, Agonn ceased its development efforts.

Masa Energy LLC

At December 31, 2009, Masa’s only assets were a 5.78% minority position in Nanotope and a 6.13% minority position in Leonardo. Subsequent to December 31, 2009, Masa’s assets were transferred to Arrowhead and Masa was dissolved.

Minority Investments

Nanotope, Inc.

Nanotope is an early stage nano-biotechnology company developing advanced materials for regeneration and wound healing. Arrowhead owns 23% of Nanotope and accounts for its investment in Nanotope using the equity method of accounting. Nanotope is positioned to enter into a commercialization corporate partnership in 2010 and expects to be able to start a first round of clinical trials in 2010. Nanotope’s model is to partner product candidates prior to clinical trials and, therefore, assume no clinical costs.

Leonardo Biosystems, Inc.

Leonardo is a drug delivery company based on technology developed by Dr. Mauro Ferrari, one of the world’s best-known nano-cancer scientists. Leonardo’s research is focused on developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics. Arrowhead owns 5% of Leonardo and accounts for its investment using the cost method of accounting.

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

Revenue associated with research and development funding payments, under collaborative agreements, is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from up-front license fees, milestones and product royalties are recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

Intellectual Property

Intellectual property consists of patents and patent applications internally developed, licensed from universities or other third parties or obtained through acquisition. Patents and patent applications are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and appropriate adjustments recorded. Purchased or licensed patents are amortized over the remaining life of the patent, generally three to twenty years.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for information concerning the Company’s implementation and impact of new accounting guidance.

Results of Operations

The Company had a consolidated loss of approximately $1.5 million for the three months ended December 31, 2009, compared to a consolidated loss of $8.0 million for the three months ended December 31, 2008.

The decrease in the fiscal 2009 quarterly loss over fiscal 2008 quarterly loss is the result of several factors. The number of management and staff employees at Arrowhead declined over fiscal 2009 and other cost savings measures were instituted, including the closure of Arrowhead’s New York office and reduction in scientific advisory fees.

Unidym also reduced its expenses in fiscal 2009. In fiscal 2008, Unidym was pursuing a business plan based on building a vertically integrated company that would manufacture both carbon nanotubes and carbon nanotube films. With the dramatic changes in economic conditions in late 2008, Unidym decided to look to partners for manufacturing capability rather than expand its internal capabilities. In line with this strategy, Unidym closed its Texas operations in January 2009. This resulted in a reduction in workforce and other expenses related to the operation of the Texas plant and a reduction in lease expenses later in the year. Unidym consolidated its Northern California operations into one facility in 2009 and also decreased the number of management and technical staff in the early part of the year. Significant expense is expected to be incurred in the further development of Unidym’s products. However, development costs at Unidym have been substantially reduced and the pace of development will depend on the cash resources and partnership opportunities available to Unidym.

Calando also reduced expenses in fiscal 2009 due to a change in business strategy. Rather than bear the significant expense of running multiple clinical trials, Calando decided to seek partners for further development of its technology. Beginning in fiscal 2008 and continuing into fiscal 2009, Calando reduced its management and technical staff culminating with the closure of its lab facility in Pasadena, California in June 2009 after a partnership for one of its drug delivery technologies and its associated clinical candidate was signed. Calando’s outside lab and contract services expense decreased by approximately $3.0 million in fiscal 2009 compared to fiscal 2008. Calando incurred major expenses during fiscal 2008 related to the IT-101 clinical trial and preparation for a phase 1 clinical trial for CALAA-01. With the initiation of the phase I trial for CALAA-01 in fiscal 2009, the need to incur outside labs and contract service expenses was reduced. In fiscal 2009, significant expense was incurred for manufacture of the components for CALAA-02, preparation for an investigational new drug (“IND”) application for CALAA-02 and the continuation of Calando’s clinical trials. Continued clinical and preclinical development of Calando’s drug candidates will depend on the cash resources available to Calando.

During the quarter ended December 31, 2009, the Company experienced modest sequential reductions in its operating losses and cash burn as compared to the quarter ended September 30, 2009. The Company has primarily completed its cost reduction programs, and does not expect further significant reductions in it operating expenses or cash burn.

Revenues

The Company generated revenues of $148,068, and $701,723 during the three months ended December 31, 2009 and 2008, respectively. Revenue for the three months ended December 31, 2009 consists primarily of Unidym sales of CNTs and inks, and revenue for the three months ended December 31, 2008 consists of $450,000 from license fees from Unidym technology, $85,233 in grants to Unidym to fund research and $166,490 from the sales and delivery of carbon nanotubes by Unidym. Revenues from sales of carbon nanotubes are expected to decline in 2010 as Unidym depletes its inventories and transfers its bulk carbon nanotube production to a third party in exchange for payments based on the third party sales. Unidym is anticipating modest revenue from film sales in fiscal 2010.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three months ended December 31, 2009 and 2008 are shown in the table below.

Salary & Wage Expenses – Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity-based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative (“G&A”) compensation related expense and research and development (“R&D”) compensation related expense depending on the primary activities of each employee. The following table details salary and wage expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

(in thousands)

	Three Months Ended December 31, 2009	% of expense category	Three Months Ended December 31, 2008	% of expense category
G&A – compensation-related	$554	50%	$1,306	42%
Stock-based compensation	302	27%	728	23%
R&D – compensation-related	248	23%	1,093	35%

Total	$1,104	100%	$3,127	100%

During the three months ended December 31, 2009, G&A compensation expense decreased due to a reduction in the number of employees across all its entities during 2009.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options. This expense is recorded pursuant to guidance by the FASB, which requires expensing of stock-based compensation based upon the estimated fair value of the awards issued. During fiscal 2009, the Company cancelled options to purchase approximately 5.6 million shares due to employee terminations and voluntary terminations of stock options to facilitate financing transactions in July and August 2009. These cancellations resulted in a reduction of stock-based compensation expense during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees.

R&D compensation expense decreased by approximately $845,000 during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. This reduction is primarily due to Unidym’s reduction in research scientists and process engineers in conjunction with the closure of Unidym’s Texas facility. Calando has also reduced laboratory personnel in connection with its decision in June 2009 to license its technology and close its laboratory facility. Two employees have been retained to complete the CALAA-01 clinical study and to facilitate partnership arrangements for Calando’s technology.

General & Administrative Expenses – Three months ended December 31, 2009 compared to the three months ended December 31, 2008

The following table details our G&A expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

(in thousands)

	Three Months Ended December 31, 2009	% of expense category	Three Months Ended December 31, 2008	% of expense category
Professional/outside services	$420	57%	$649	42%
Recruiting	1	0%	24	2%
Facilities related	74	10%	70	4%
Patent expense	1	0%	292	18%
Travel expense	50	7%	208	13%
Business insurance	93	12%	115	7%
Depreciation-G&A	24	3%	37	2%
Communications and technology	30	4%	88	6%
Office expense	31	4%	64	4%
Other	22	3%	38	2%

Total	$746	100%	$1,585	100%

Professional/outside services include legal, accounting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. The decrease in professional fees primarily relates to a reduction in expenses at Arrowhead primarily related to lower legal, Sarbanes-Oxley Act compliance costs and investor relations consulting. Also, the Company incurred certain legal fees related to the establishment of subsidiaries which was not repeated in the current quarter.

Patent expense was $1,000 during the three months ended December 31, 2009 as compared to $292,000 during the three months ended December 31, 2008. Patent expense decreased significantly due to limited patenting activities in the current quarter. Patent expense during the three months ended December 31, 2008 primarily related to patent costs at Calando of $162,000 prior to the license agreements to Cerulean, and $130,000 at Unidym for patent costs related to Nanoconduction which were not repeated. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense includes recurring expenses related to travel by Company personnel to and from Company locations in Pasadena and Northern California. Travel expense is also incurred as the Company pursues business initiatives and collaborations throughout the world with other companies and for marketing, investor relations, fund raising and public relations purposes. During the three months ended December 31, 2009, travel expense was $50,000, compared to $208,000 during the three months ended December 31, 2008. The decrease of $158,000 is primarily due to a reduction of travel expenses at Unidym. Travel expense fluctuates from year to year depending on current projects.

Business insurance expense was $93,000 during the three months ended December 31, 2009, compared to $115,000 during the three months ended December 31, 2008. This decrease is due to generally lower rates in insurance markets and a reduction in coverage for clinical trials with the termination of the Phase 2 clinical study for IT-101. This expense is expected to fluctuate but eventually decrease as a result of changes in the market and the status of clinical trials and the reduction in number of facilities at Unidym requiring insurance.

The decrease in office expense and communications and technology expense is primarily related to the closing of the Texas facility and to the reduction in employees.

Research and Development Expenses – Three months ended December 31, 2009 compared to the three months ended December 31, 2008

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following table details R&D expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

(in thousands)

	Three Months Ended December 31, 2009	% of expense Category	Three Months Ended December 31, 2008	% of expense Category
Outside labs & contract services	$49	17%	$2,643	68%
License, royalty & milestones	3	1%	240	6%
Laboratory supplies & services	10	4%	186	5%
Facilities related	109	39%	347	9%
Sponsored research	25	9%	111	3%
Depreciation-R&D	71	26%	143	4%
Other research expenses	11	4%	218	5%

Total	$278	100%	$3,888	100%

For the three months ended December 31, 2009, outside lab and contract services expenses were $49,000 as compared to $2.6 million during the three months ended December 31, 2008. The decrease of $2.6 million was primarily related to a reduction in outside lab services of $1.9 million at Calando and a reduction of $536,000 at Unidym. The reduction at Calando was a result of the advanced state of the IT-101 phase 1 clinical trial, the decision to close the IT-101 phase 2 clinical trials in connection with the agreement with Cerulean, completion of preparatory work for the CALAA-01 phase 1 clinical trial and the suspension of development efforts for CALAA-02. During fiscal 2009, process development and preclinical expenses for Calando’s drug candidate CALAA-02, together with the clinical trial expenses for CALAA-01 (Phase I) and IT-101 (Phase I and II) totaled approximately $2.9 million. However, the expenses were significantly reduced by June 30, 2009 when the Calando facility was closed.

Licensing fees, royalty and milestones expenses during the quarter ended December 31, 2009 consisted primarily of amounts paid by Unidym under the terms of its license agreement with Rice University and Calando’s license fees for SiRNA targets from Alnylam Pharmaceuticals. These costs were not repeatable in the current quarter, and the expenses have decreased significantly as compared to the three months ended December 31, 2008.

Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. During the three months ended December 31, 2009 expenses for laboratory supplies and services was $10,000 compared to $186,000 during the three months ended December 31, 2008. The decrease is primarily due to the scale down of the Unidym operations and the closing of Calando’s lab.

Facilities related expenses were $109,000 during the three months ended December 31, 2009 as compared to expenses of $347,000 during the three months ended December 31, 2008. The decrease in facilities related expenses primarily related to the closure of Unidym’s Texas facilities and Menlo Park, California facility.

Sponsored research expense decreased during the three months ended December 31, 2009 as compared to the prior year, as projects were completed (University of Florida) or terminated (Caltech). No new research projects were added during fiscal 2009. The only sponsored research agreement currently in place is Unidym’s agreement with Duke University.

Depreciation expense was $71,000 during the three months ended December 31, 2009 as compared to $143,000 during the three months ended December 31, 2008. The decrease in depreciation expense is primarily due to the disposal of laboratory equipment and leasehold improvements related to closure of Unidym’s and Calando’s laboratory facilities in fiscal 2009.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development projects at each Subsidiary for the periods described below.

Name of Subsidiary / Project	Project expenses for three months ended December 31, 2009	Project expenses for three months ended December 31, 2008	Project expenses from inception of Project through December 31, 2009

Calando Pharmaceuticals, Inc. / CALAA-01 & IT 101	$0.1 Million	$2.9 Million	$40.2 Million

Unidym, Inc. / Thin Film Carbon Nanotubes	1.1 Million	2.4 Million	27.2 Million

Tego Biosciences Corp. / Fullerene Anti-oxidants	0.0 Million	0.0 Million	0.9 Million

Agonn Systems, Inc. / CNT based ultracapacitors	0.0 Million	0.2 Million	0.5 Million

Total of all listed Subsidiaries	$1.2 Million	$5.5 Million	$68.8 Million

Consulting – Three months ended December 31, 2009 compared to the three months ended December 31, 2008

For the three months ended December 31, 2009, consulting fees and related travel were $101,239, of which approximately $45,199 and $39,871 related to Calando and Unidym, respectively, compared to $588,757 for the three months ended December 31, 2008, of which $432,000 and $94,000 related to Calando and Unidym, respectively.

Consulting fees during the three months ended December 31, 2009 were approximately $488,000 lower than the three months ended December 31, 2008. This reduction is primarily related to a reduction in consulting fees at Calando. With the closure of the Phase 2 trial for IT 101 and its ultimate licensing to a third party for development, consulting for clinical studies has decreased significantly.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in 2010.

Other income (expense) – Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Other income (expense), net for the three months ended December 31, 2009 was expense of $70,444 primarily related to Arrowhead’s equity in the loss of Nanotope, as compared to income of $639,488 during the three months ended December 31, 2008. The primary component of other income during the three months ended December 31, 2008 was the gain on the sale of equity investment in Ensysce.

Leveraged Technology and Revenue Strategy

Arrowhead continues to follow its strategy to leverage technology that is being or has been developed at universities. By doing so, Arrowhead benefits from work done at those universities and through majority-owned Subsidiaries, which can commercialize the most promising technologies developed from sponsored research and other sources. The Subsidiaries are likely to produce prototypes to advance their strategies. The Subsidiaries have three primary strategies to generate product sales revenue:

•

License the products and processes to a third party for a royalty or other payment. By licensing, the Company would not be required to allocate resources to build a sales or a production infrastructure and could use those resources to develop additional products.

•

Retain the rights to the products and processes, but contract with a third party for production. The Company would then market the finished products. This approach would require either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network, but would not require investment in production infrastructure.

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

Unidym generated revenues of $148,068 during the three months ended December 31, 2009. With the expected transfer of carbon nanotube production and sales to a third party, revenues for carbon nanotube production are expected to decline in fiscal 2010.

Calando had no revenue during the three months ended December 31, 2009.

Contractual Obligations and Commercial Commitments

Unidym incurred various contractual obligations and commercial commitments in connection with the acquisition of Nanoconduction. In addition, our Subsidiaries incurred contractual obligations and commercial commitments in the normal course of their businesses. They consist of the following:

Capital Lease Obligations

In connection with its acquisition of Nanoconduction, Unidym assumed an equipment lease of $1,677,000, bearing interest at 8% with a remaining principal balance of $513,620 as of December 31, 2009. The lease requires monthly payments of principal and interest of $75,344 through July 1, 2010. The equipment lease is secured by research and development assets at Nanoconduction.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

We are a development stage company and we have limited historical operations. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at similar stages of development.

The following is a summary of certain risks we face. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

Risks Related to Our Financial Condition

We do not have sufficient cash reserves to fund our activities at their current pace beyond this year.

Our plan of operations is to provide substantial amounts of development funding and financial support for our majority-owned subsidiaries over an extended period of time. Our Board of Directors adopted a cash conservation strategy that scaled back our financial support for our majority-owned subsidiaries, Unidym and Calando. This has influenced Unidym’s decision to engage partners for its capital-intensive bulk CNT manufacturing and concentrate its resources on its CNT inks and CNT-based film products and Calando’s decision to curtail internal R&D efforts for its drug delivery platforms and clinical candidates and seek partners for future development of its drug candidates. Management has developed a plan based upon the latest financing (See Note 6 – Stockholder’s Equity) which includes the December 2009 financing and several other transactions which are expected to close in the near term. The plan shows that the Company has enough cash to fund all operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce costs in order to operate through September 30, 2010 without additional financing.

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

To maintain our listing on the NASDAQ Capital Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement and (ii) a $2.5 million minimum stockholders’ equity requirement, $500,000 minimum net income requirement or $35 million minimum market value of listed securities requirement. As of February 5, 2010, the bid price of our Common Stock was $0.60 per share and our market value for listed securities was approximately $38 million. At December 31, 2009, our stockholders’ equity was $6.5 million and our net loss was $1.5 million for the quarter ended December 31, 2009. However, it is possible going forward that NASDAQ may decide our stockholders’ equity is insufficient for continued compliance. We may face deficiencies in our stockholders’ equity in the future and, if we cannot resolve such deficiencies, our Common Stock could be delisted from the NASDAQ Capital Market.

On September 18, 2009, we received a deficiency letter from the NASDAQ Stock Market indicating that, based on our closing bid price for the last 30 consecutive business days, we did not comply with the $1.00 minimum bid price as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive business days, and we may be eligible for an additional grace period under NASDAQ Rules. As of February 5, 2010, our Common Stock was trading at $0.60, which is below the $1.00 minimum bid price requirement. As a result, we may need to effect a reverse stock split to raise our stock price over $1.00 to regain compliance with NASDAQ Listing Rules. At a special meeting of stockholders on October 6, 2009, a proposal was approved giving authority to our Board of Directors to effect a reverse stock split of our Common Stock in the range of 1:2 to 1:15, if deemed necessary. Despite the ability of the Board of Directors to effect a reverse stock split if necessary, there is no assurance that such a reverse stock split would in fact enable us to meet the $1.00 minimum bid price requirement and stockholders may suffer a decline in value of their shares as many stocks do not trade at or above the implied post-split price.

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

Unidym. We have debt on our consolidated balance sheet, including a capital lease obligation acquired in connection with Unidym’s acquisition of Nanoconduction, Inc. As of December 31, 2009, the capital lease obligation requires us to pay a total of $513,620 in seven monthly payments of approximately $75,000 each for capital equipment at Unidym’s Sunnyvale, California location and the equipment itself serves as collateral for the debt. Unidym’s ability to make payments on its indebtedness will depend on its ability to conserve the cash that it has on hand and to generate cash in the future. Neither Unidym nor the Company currently generates significant revenue. Because Unidym does not currently have a substantial amount of cash on hand, Unidym might be required to divert cash from development activities or to generate cash via debt or equity financing to be able to meet the monthly payment requirements under the capital lease obligation. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Also, given the current economic climate, financing options might be limited going forward, which could prevent Unidym from obtaining the necessary funds to pay its indebtedness when due. Because the equipment serves as collateral for the debt, if Unidym is unable to make the monthly payments when due, the lessor of the equipment, at its discretion, may seize the equipment and Unidym would not be able to use the equipment in its development activities.

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

The implementation of our business strategy is still in the development stage. We currently own majority interests in two subsidiary companies, investments in two early stage biotech companies and, through Unidym, one university research project at Duke University. Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the company.

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

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President, is the founder, CEO and a board member of each of Nanotope, a regenerative medicine company that is separately financed in which the Company owns a 23% interest, and Leonardo, a drug delivery company that is separately financed in which the Company owns a 6% interest. Dr. Anzalone owns a minority interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

Our efforts pertaining to the pharmaceutical industry are subject to additional risks.

Our subsidiary, Calando, as well as minority investments Nanotope and Leonardo, are focused on technology related to new and improved pharmaceutical candidates. Drug development is time consuming, expensive and risky. Even product candidates that appear promising in the early phases of development, such as in early animal and human clinical trials, often fail to reach the market for a number of reasons, such as:

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

The ability of Calando and our minority investments Nanotope and Leonardo to market products successfully (either on their own or in partnership with other companies) will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for the products of these companies. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect their ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these subsidiaries or any anticipated milestone or royalty payments. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, on such terms and at such prices as our Board of Directors may determine. As of February 5, 2010, 62,788,380 shares of Common Stock and no shares of preferred stock were issued and outstanding. As of December 31, 2009, 1,532,000 shares and 5,738,310 shares were reserved for issuance upon exercise of options granted under our 2000 Stock Option Plan, and 2004 Equity Incentive Plan, respectively. As of December 31, 2009, we had warrants outstanding to purchase 20,741,803 shares of Common Stock. All of the warrants are callable by us under certain market conditions. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of stockholders on October 6, 2009. The following matters were submitted to a vote of the stockholders of record as of August 12, 2009 through a solicitation of proxies and the results are shown below:

1. Proposal to grant the Board of Directors the authority to effect a reverse split of our Common Stock at a specific ratio within a range from 1-for-2 to 1-for-15.

For: 32,663,073

Against: 7,017,247

Abstentions: 553,025

2. Proposal to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock by 75 million shares.

For: 31,126,369

Against: 8,845,430

Abstentions: 261,546

3. Proposal to authorize the issuance of up to 2 million equity grants to directors, officers and employees of the Company under our 2004 Equity Incentive Plan.

For: 15,209,574

Against: 6,802,657

Abstentions: 161,387

Broker Non-Votes: 18,059,727

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description

10.1	Asset Purchase Agreement between Tego BioSciences, Inc. and Luna Innovations, Inc. dated November 13, 2009*

10.2	Form of Exchange Agreement between Arrowhead Research Corporation and several investors dated September 28, 2009*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2010

ARROWHEAD RESEARCH CORPORATION

By:	/s/ KENNETH A. MYSZKOWSKI
Kenneth A. Myszkowski
Chief Financial Officer