Form 10-Q
period 2010-03-31
ARROWHEAD RESEARCH CORP
filed 2010-05-13
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

The number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date is 63,913,753 shares of Common Stock as of May 7, 2010.

Page(s)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	1

Consolidated Statements of Operations for the three months and six months ended March 31, 2010 and 2009 and from inception through March 31, 2010 (unaudited)	2

Consolidated Statement of Stockholders’ Equity for the period from inception through March 31, 2010 (unaudited)	3

Consolidated Statements of Cash Flows for the three and six months ended March 31, 2010 and 2009 and from inception through March 31, 2010 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4T. CONTROLS AND PROCEDURES	26

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	27

ITEM 1A. RISK FACTORS	27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4. (REMOVED AND RESERVED)	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS	37

SIGNATURES	38

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited) March 31, 2010	September 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,593,044	$2,020,224
Trade receivable, net of allowance for doubtful accounts of $90,789 at March 31, 2010 and $30,789 at September 30, 2009	55,937	144,148
Other receivables	116,382	3,109
Prepaid expenses	225,107	316,074

TOTAL CURRENT ASSETS	2,990,470	2,483,555
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	374,991	374,991
Research equipment	932,683	932,683
Software	150,445	150,445
Leasehold improvements	94,317	94,317

	1,552,436	1,552,436
Less: Accumulated depreciation and amortization	(1,214,306)	(1,025,392)

NET PROPERTY AND EQUIPMENT	338,130	527,044
OTHER ASSETS
Rent deposit	104,725	109,648
Patents	2,204,648	2,362,460
Investment in Nanotope Inc., equity basis	1,933,230	2,032,467
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,429,603	4,691,575

TOTAL ASSETS	$7,758,203	$7,702,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$884,018	$1,013,281
Accrued expenses	407,161	420,077
Accrued payroll and benefits	168,536	160,846
Accrued severance	23,500	23,500
Capital lease obligation	296,419	726,534
Note payable	500,000	—

TOTAL CURRENT LIABILITIES	2,279,634	2,344,238

LONG-TERM LIABILITIES
Note payable	—	500,000

TOTAL LONG-TERM LIABILITIES	—	500,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 63,913,753 and 56,411,774 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	63,929	56,428
Additional paid-in capital	114,181,556	110,070,327
Subscription receivable	—	(300,000)
Accumulated deficit during the development stage	(108,367,706)	(104,968,819)

Total Arrowhead Research Corporation stockholders’ equity	5,877,779	4,857,936
Noncontrolling interest	(399,210)	—

TOTAL STOCKHOLDERS’ EQUITY	5,478,569	4,857,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,758,203	$7,702,174

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended 3/31/2010	Three Months Ended 3/31/2009	Six Months Ended 3/31/2010	Six Months Ended 3/31/2009	May 7, 2003 (Inception) to March 31, 2010
REVENUE	$157,346	$235,650	$305,414	$937,373	$7,813,053
OPERATING EXPENSES
Salaries	1,045,121	2,434,489	2,149,224	5,561,154	42,183,762
Consulting	78,020	343,994	179,259	932,750	8,011,416
General and administrative expenses	733,713	1,026,353	1,479,963	2,611,105	24,544,790
Research and development	351,045	1,506,548	628,833	5,394,853	54,248,991
Patent amortization	78,906	118,556	157,812	208,086	1,944,278

TOTAL OPERATING EXPENSES	2,286,805	5,429,940	4,595,091	14,707,948	130,933,237

OPERATING LOSS	(2,129,459)	(5,194,290)	(4,289,677)	(13,770,575)	(123,120,184)
OTHER INCOME (EXPENSE)
Loss on equity of investments—Nanotope	(50,599)	(60,032)	(99,238)	(129,412)	(439,771)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Gain on sale of equity of investments—Ensysce	—	—	—	700,000	700,000
Gain/(loss) on sale of fixed assets, net	50,000	52,457	50,000	52,457	(27,374)
Realized and unrealized gain in marketable securities	—	—	—	—	382,264
Interest income (expense), net	(14,777)	(65,382)	(36,802)	(56,513)	2,773,153
Other income	1,675	—	1,895	—	179,785

TOTAL OTHER INCOME (EXPENSE)	(13,701)	(72,957)	(84,145)	566,532	5,860,857

LOSS FROM CONTINUING OPERATIONS	(2,143,160)	(5,267,247)	(4,373,822)	(13,204,043)	(117,259,327)

Gain/(loss) from discontinued operations	563	(22,032)	(15,204)	(115,764)	(7,581,671)
Gain/(loss) on disposal of discontinued operations	—	—	430,000	—	789,375

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	563	(22,032)	414,796	(115,764)	(6,792,296)

Provision for income taxes	—	—	—	—	—

NET LOSS	(2,142,597)	(5,289,279)	(3,959,026)	(13,319,807)	(124,051,623)

Less: Net loss attributable to noncontrolling interests	288,637	—	560,139	60	15,847,877

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(1,853,960)	$(5,289,279)	$(3,398,887)	$(13,319,747)	$(108,203,746)

Earnings per share—basic and diluted:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.03)	$(0.12)	$(0.07)	$(0.31)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	—	—	0.01	—

Net income (loss) attributable to Arrowhead shareholders	$(0.03)	$(0.12)	$(0.06)	$(0.31)

Weighted average shares outstanding—basic and diluted	62,922,539	42,934,517	60,774,007	42,934,517

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through March 31, 2010

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage of ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813		—	—	3,222,896
Common Stock issued to Calando stockholders in exchange for Calando’s shares	1,220,000	1,220	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	153,176	153	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	598,230	—	—	—	598,230
Exercise of warrants	1,045,373	1,045	457,288	—	—	200	458,533
Net loss for the six month period ended March 31, 2010	—	—	—	—	(3,398,887)	(560,139)	(3,959,026)

Balance at March 31, 2010	63,913,753	63,929	114,181,556	—	(108,367,706)	(399,210)	5,478,569

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended 3/31/2010	Six Months Ended 3/31/2009	May 7, 2003 (Date of inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,959,026)	$(13,319,807)	$(124,051,623)
Plus: Net loss attributable to noncontrolling interests	560,139	60	15,847,877

Net loss attributable to Arrowhead	(3,398,887)	(13,319,747)	(108,203,746)
(Income)/loss from discontinued operation	(414,796)	115,764	6,792,296
Realized and unrealized gain on investment	—	(700,000)	(1,082,263)
Gain from sale of subsidiary	—	—	(306,344)
Loss on sale/donation of fixed assets	—	—	77,374
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	—	—	136,000
Stock issued for professional services	—	—	232,700
Stock issued for in-process research and development	—	—	13,166,347
Change in percentage of ownership in subsidiary	—	—	16,297
Purchased in-process research and development—Nanoconduction	—	—	2,685,208
Stock-based compensation	598,230	1,423,209	10,690,985
Depreciation and amortization	346,726	526,852	5,084,371
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash loss from equity investment	99,238	129,412	439,771
Noncontrolling interest	(560,139)	(60)	(16,848,065)
Gain on renegotiation of accrued severance	—	—	(726,500)
(Increase) decrease of cash flow from:
Receivables	(25,063)	(82,195)	(173,160)
Prepaid research expense	—	—	(1)
Other prepaid expenses	90,967	(70,500)	(227,584)
Deposits	4,923	25,475	(106,785)
Accounts payable	(128,993)	659,886	252,019
Accrued expenses	(12,916)	198,103	17,625
Accrued severance and other liabilities	7,690	(168,450)	935,725

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(3,393,020)	(11,262,251)	(89,277,780)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	—	(28,100)	(3,550,518)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash paid for interest in Calando	—	—	(8,800,000)
Cash paid for interest in Unidym	—	(225,000)	(14,138,003)
Cash paid/obtained for interest in Tego	—	1,700,000	(801,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	—	10,529,594
Cash obtained from interest in Calando	—	—	8,800,000
Cash obtained from interest in Unidym	—	225,000	14,138,003
Cash paid/obtained from interest in Tego	—	(1,700,000)	801,000
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	—	700,000	1,269,913
Proceeds from sale of subsidiary (net)	—	—	359,375
Proceeds from sale of fixed assets	—	50,554	79,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	—	722,454	(3,651,328)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments of capital leases	(430,115)	(397,151)	(1,380,581)
Proceeds from issuance of Calando debt	—	2,516,467	2,516,467
Proceeds from sale of stock in subsidiary	—	2,000,000	18,575,168
Proceeds from issuance of common stock and warrants, net	3,981,159	—	82,603,394

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	3,551,044	4,119,316	102,314,448

Cash flows from discontinued operations:
Operating cash flows	(15,204)	(115,764)	(7,581,671)
Investing cash flows	430,000	—	789,375

Net cash provided by (used in) discontinued operations:	414,796	(115,764)	(6,792,296)

NET INCREASE (DECREASE) IN CASH	572,820	(6,536,245)	2,593,044
CASH AT BEGINNING OF PERIOD	2,020,224	10,093,585	—

CASH AT END OF PERIOD	$2,593,044	$3,557,340	$2,593,044

Supplementary disclosures:
Interest paid	$21,948	$52,264	$120,462

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

In October and November 2009, Arrowhead issued 1,140,000 shares of Common Stock with an estimated fair market value of $706,800 in exchange for 2,850,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with the exchange, Arrowhead also issued 240,000 Warrants to purchase Arrowhead Common Stock in exchange for 600,000 Warrants to purchase Calando Common Stock.

In March 2010, a warrant holder exercised 247,880 warrants to purchase Arrowhead Common Stock, in a cashless exercise, whereby Arrowhead issued to the warrant holder 128,707 shares of Arrowhead Common Stock.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”,) and Tego Biosciences Corporation (“Tego”) and (5) the term “Common Stock” refers to Arrowhead’s Common Stock, $0.001 par value per share, and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

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

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of March 31, 2010, Arrowhead Research Corporation had eleven full-time employees at the corporate office and eight full-time employees at its Subsidiary companies.

Financing and Liquidity

At March 31, 2010, the Company had approximately $2.6 million in cash to fund operations. Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. During fiscal 2009, the Company obtained $7.3 million in cash through equity and debt financing, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2.0 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. Also during fiscal 2009, the Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000. During the first half of fiscal 2010, the Company received $3.5 million in cash through an equity financing, $0.5 million from the exercise of warrants, and $0.7 million from revenue and asset sales, including the sale of the Tego IP. The company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations.

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

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. At March 31, 2010, other Subsidiaries included Unidym, Tego, and Agonn. On December 23, 2009, Tego completed a sale of its assets to Luna Innovations, Inc. and is included in the results as Loss from Discontinued Operations. Loss from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the consolidated statements of operations and the balance sheets.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include valuing of the stock of the Subsidiaries, assumptions to calculate stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, derivative liabilities, noncontrolling interest and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at any of three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. The Company has two wealth management accounts at the same financial institutions that invest in higher yield money market accounts and in government securities. At March 31, 2010, the Company had uninsured cash deposits totaling $2,275,464. The Company has not experienced any losses in such accounts.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the respective useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term.

Intellectual Property—At March 31, 2010, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $4,093,624. The accumulated amortization of patents totaled $1,888,976 at March 31, 2010. Patents are amortized over three years to twenty years. The weighted average original amortization period is twelve years. The weighted average remaining amortization period is eight years. Amortization is expected to be $157,812 for the remainder of fiscal 2010, $315,624 in fiscal 2011, and $241,808 for fiscal years 2012, 2013, and 2014. Long-lived assets, such as property, equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

Equity Investments—Arrowhead has a non-controlling equity investment in Nanotope, a privately held biotechnology company, which is recorded in Other Assets. This investment is carried at cost less Arrowhead’s proportionate share of Nanotope’s operating loss for the period since investment because Arrowhead owns more than 20% of the voting equity and has the ability to exercise significant influence over this company. This investment is high-risk as the markets for technologies or products of Nanotope are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in Nanotope. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Minority Equity Investments—The Company’s minority equity investment in Leonardo, a privately held biotechnology company, is recorded in Other Assets. This investment is accounted for under the cost method of accounting, because Arrowhead owns less than 20% of the voting equity and only has the ability to exercise nominal, not significant, influence over this company. This investment is high risk as the markets for technologies or products of Leonardo are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in some or all of this company. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Noncontrolling Interests in Majority-Owned Subsidiaries—Operating losses applicable to majority-owned Calando and Unidym have periodically exceeded the noncontrolling interests in the equity capital of either subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned. The Company allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment in accordance with FASB ASC 810-10, which was effective for the Company on October 1, 2009.

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

When Insert raised $10.1 million in October 2006, Arrowhead participated by investing $5.0 million in the offering. In comparison, the value of Arrowhead’s equity in Insert increased by $7,401,394. Consistent with the guidance found in Staff Accounting Bulletin Topic 5H, as codified in FASB ASC 505-10-S99-6, the difference between the amount invested by Arrowhead and the increase in Arrowhead’s equity value in the subsidiary, or $2,401,394, was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid-in Capital. A similar calculation was made for the Unidym $10.0 million offering in the fall of 2007. Arrowhead contributed $3.0 million but the value of its interest in the equity of Unidym increased by $4,720,962. The $1,720,962 difference was recorded as an “increase in Arrowhead’s proportionate share of the subsidiary’s equity” and is shown as an increase in the Company’s Additional Paid-in Capital.

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

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB ASC 718-10.

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants and warrants to purchase Common Stock of the Company. These items have been excluded from the loss per share because their effect is anti-dilutive.

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended September 30, 2009. This guidance did not change GAAP, therefore it did not have an impact on our consolidated financial statements. References within this note and throughout our financial statements to authoritative guidance issued by the FASB are in reference to the codification.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets, codified as ASC 860-10. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued revised guidance codified as ASC 860-10, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued guidance codified as ASC 470-20, regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, ASC 605-25. This guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries, Calando, Unidym, Tego, and Agonn. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests were accounted for in the consolidated financial statements.

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

Prior to fiscal 2008, Arrowhead invested $4,000,000 in Unidym and provided Arrowhead stock with an aggregate value of $5.65 million to facilitate two of the acquisitions.

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

In fiscal 2008 and fiscal 2009, Arrowhead increased its ownership interest in Unidym through a series of stock exchanges with minority holders of Unidym. In April 2008, Arrowhead acquired 550,000 shares of Unidym common stock from a director and minority holder of Unidym in exchange for $350,000 in cash and restricted Arrowhead Common Stock valued at $200,000. As part of the agreement, the director resigned from his seat on the Unidym board and the Chief Executive Officer of the Company was appointed to the Unidym board. In transactions in June and September 2009, Arrowhead acquired 1,421,869 shares of Unidym Series A Preferred Stock, 1,747,810 shares of Unidym Series C Preferred Stock and 1,111,111 shares of Unidym Series C-1 Preferred Stock for an equal number of shares of Arrowhead Common Stock. Each share of Unidym Series A Preferred Stock is convertible into 1.68 shares of Unidym common stock.

In October and November 2009, Arrowhead issued 153,176 shares of Common Stock with an estimated fair market value of $47,485 in exchange for an equal number of shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym.

As of March 31, 2010, Arrowhead owned 80% of the outstanding stock of Unidym and 63% on a fully diluted basis.

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc.)

On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Prior to the merger, Arrowhead invested an aggregate of $23.2 million in Calando through the purchase of equity and loans. As a condition of the merger, the Preferred Stock of each of Calando and Insert was converted into common stock and the loans were converted to equity. As a result of the merger, shares of Insert common stock was issued to the stockholders of the former Calando, and Insert changed its name to Calando Pharmaceuticals, Inc.

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

Effective June 23, 2009, to facilitate licensing transactions with a third party, holders (including Arrowhead) of an aggregate of $2.9 million of the Notes including accrued but unpaid interest, converted the principal and accrued interest into newly authorized Calando Series A Preferred Stock. The non-voting Series A Preferred Stock has a liquidation preference of 2.5 times the Series A Original Issue Price of $1,000 per share and is convertible into common stock at a conversion price of $0.576647 per share. Arrowhead converted all of its Notes representing a principal balance of $800,000 plus accrued but unpaid interest into 829 shares of Series A Preferred Stock. One third-party Note for $500,000 plus interest remains outstanding.

As of March 31, 2010, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $6,645,300, inclusive of accrued interest of $468,597, which are payable upon demand.

In fiscal 2010, Arrowhead issued 1,220,000 shares of Common Stock in exchange for 3,050,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 240,000 warrants to purchase Arrowhead Common Stock in exchange for 600,000 warrants to purchase Calando common stock.

As of March 31, 2010, Arrowhead owned 70% of the outstanding shares of Calando and 62% on a fully diluted basis.

Agonn Systems, Inc.

Arrowhead founded Agonn in May 2008 to explore, develop and commercialize nanotechnology-based energy storage devices for electric vehicles and other large format applications. In line with Arrowhead’s strategy to conserve cash, Agonn has ceased its development efforts.

Masa Energy LLC

In April 2008, Arrowhead acquired Masa Energy LLC (“Masa”) a Delaware limited liability company whose sole assets were an approximate 6% ownership interest in each of Nanotope and Leonardo. During the quarter ended March 31, 2010, the stockholdings were transferred to Arrowhead and Masa was dissolved.

Nanotope, Inc.

Through the acquisition of Masa, the Company acquired a 5.78% minority position in Nanotope. Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries and wound healing. In July and September 2008, Arrowhead acquired 1,801,802 shares of Series B Preferred Stock of Nanotope for two payments of $1 million each, increasing Arrowhead’s ownership of Nanotope to approximately 23%. Since inception, Nanotope’s revenue has been negligible. Operating expenses for the three and six months ended March 31, 2010 were approximately $239,000 and $454,000, respectively. Nanotope’s net loss for the three and six months ended March 31, 2010 was $230,000 and $445,000, respectively. Arrowhead accounts for its investment in Nanotope using the equity method of accounting.

Leonardo Biosystems, Inc.

Through the acquisition of Masa, Arrowhead acquired a 6.13% ownership interest in Leonardo. Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. During the three and six months ended March 31, 2010, Arrowhead incurred expenses of $17,312 and $20,226, respectively, related to Leonardo. It is expected that the expenses will be repaid or converted into equity. Arrowhead accounts for its investment in Leonardo using the cost method of accounting.

NOTE 4. DISCONTINUED OPERATIONS—TEGO BIOSCIENCES CORPORATION

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes for $1,000. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A1 Preferred Stock for $100,000. On October 25, 2007, Arrowhead purchased 15,000,000 shares of Tego Series A-2 Preferred Stock for $2.4 million. In line with Tego’s revised strategy to focus on the out-license of its technology and to reduce its internal development activities, on November 21, 2008, Tego repurchased from Arrowhead 5,000,000 shares of Tego Series A-1 Preferred Stock for $1.7 million. Arrowhead owns 100% of the outstanding stock of Tego and 75% on a fully diluted basis. As of March 31, 2010, the Company has incurred approximately $1,003,000 of expenses related to Tego since its inception.

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

Luna paid to Tego an upfront purchase price of $350,000 and reimbursements of patent and license expenses of $80,000. Further, under the terms of the APA, Luna will pay Tego 10% of any revenues it receives from its licensing or resale of the Tego IP. Tego shall also receive from Luna 50% of any net proceeds Luna receives from the TBP License. Tego shall receive royalties from Luna for any sales of fullerene products covered by the Tego IP, as well as clinical development milestones totaling $4.25 million for each fullerene product it develops that is covered by the Tego IP.

Due to the sale of substantially all of Tego’s assets, the operations of Tego ceased and the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows associated with the Luna APA, as discussed above, will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

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

NOTE 6. STOCKHOLDERS’ EQUITY

At March 31, 2010, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At March 31, 2010, 63,913,753 shares of Common Stock were outstanding. At March 31, 2010, 1,532,000 shares and 5,003,838 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On July 17, 2009 and August 6, 2009, the Company sold an aggregate of 9,196,642 units in a private placement transaction with institutional and accredited investors. Each unit consisted of one share of Arrowhead Common Stock, $0.001 par value per share, at a price of $0.30 per share, and a warrant to purchase an additional share of Common Stock exercisable at $0.50 per share. The warrants become exercisable on January 18, 2010 and February 6, 2010, and remain exercisable until June 30, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration one year and a day after the date of issuance if the Company’s Common Stock trades above $1.20 for at least 30 trading days in any 60-day period. Gross proceeds of the offering totaled approximately $2.76 million.

On December 11, 2009, the Company sold an aggregate of 5,083,430 units in a private placement transaction with accredited investors. Each unit consisted of one share of Arrowhead Common Stock, $0.001 par value per share and a warrant to purchase an additional share of Common Stock exercisable at $0.509 per share. The unit price was $0.634, based upon the closing bid price on the Company’s Common Stock on December 11, 2009 which was $0.509, plus $0.125 for the purchase of the warrant. The warrants become exercisable on June 12, 2010 and remain exercisable until December 11, 2014, unless redeemed earlier as permitted. The warrants may be redeemed for nominal consideration one year and a day after the date of issuance if the Company’s Common Stock trades above $1.20 for at least 30 trading days in any 60-day period. Gross proceeds of the offering were approximately $3.2 million.

The following table summarizes information about warrants outstanding at March 31, 2010:

Exercise prices	Number of Warrants	Remaining Life in Years
$5.04	1,235,994	0.8
$7.06	948,969	7.1
$2.00	3,863,999	3.4
$0.50	8,531,976	4.3
$0.51	5,083,430	4.7

Total warrants outstanding	19,664,368

NOTE 7. LEASES

As of March 31, 2010, the Company leased the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead(1)	7,388 sq ft	$18,101	March 1, 2006	62 Months
Unidym	20,500 sq ft	$26,650	October 1, 2008	60 Months

(1)	Arrowhead leases corporate office space in Pasadena, which it occupied beginning March 1, 2006. The lease agreement provides Arrowhead with two months’ free rent which was recorded as a deferred liability and is being amortized over the life of the lease.

Facility and equipment rent expense for the three months ended March 31, 2010 and 2009 was $99,487 and $354,215, respectively. Facility and equipment rent expense for the six months ended March 31, 2010 and 2009 was $253,996 and $682,551, respectively. From inception to date, rent expense has totaled $4,549,826.

NOTE 8. OBLIGATIONS UNDER CAPITALIZED LEASE

As part of the purchase of Nanoconduction, the Company assumed a capitalized lease for equipment valued at $1,677,000. Research and development equipment under capitalized lease was allocated a cost of $0 at the Nanoconduction acquisition by Unidym as the equipment has no alternative use.

At March 31, 2010, the future minimum commitments remaining under capitalized leases are as follows:

Capitalized lease payable in four monthly installments of $75,343, due in July 2010, secured by equipment at Unidym.	$301,376

Less interest	(4,957)

Present value of future minimum payments	296,419
Less current portion	296,419

Long term portion	$—

NOTE 9. STOCK BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 5,738,310 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of March 31, 2010, there were options granted and outstanding to purchase 1,532,000 and 5,003,838 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended March 31, 2010, 1,384,250 options were granted under the 2004 Equity Incentive Plan.

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

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2008	8,007,632	$3.24
Granted	460,000	0.85
Canceled	(5,566,044)	3.88
Exercised	—	—

Balance At September 30, 2009	2,901,588	1.73
Granted	2,250,000	0.53
Canceled	—	—
Exercised	—	—

Balance At December 31, 2009	5,151,588	$1.21	7.7 years	$45,595
Granted	1,384,250	0.52
Canceled	—	—
Exercised	—	—

Balance At March 31, 2010	6,535,838	$1.06	8.0 years	$2,519,865

Exercisable At March 31, 2010	3,110,097	$1.50	7.1 years	$549,444

Stock-based compensation expense for the six months ended March 31, 2010 and 2009 was $598,230 and $1,423,209, respectively, and is included in salary expense in the Company’s consolidated statements of operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

At March 31, 2010, there were 734,472 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the six months ended March 31, 2010 and 2009 is estimated at $1,584,000 and $230,000, respectively.

As of March 31, 2010, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,770,965 will be recognized in our results of operations over a weighted average period of 2.0 years. As of March 31, 2010, the pre-tax compensation expense for all unvested stock options at Unidym and Calando in the amount of approximately $700,825 will be recognized in our results of operations over a weighted average period of 2.7 and 1.9 years, respectively.

No options were granted by Calando and Tego during the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 and 2009, Unidym issued 100,000 and 0 options, respectively.

The fair value of options is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 49% to 100% (0% to 81% for Subsidiaries), risk-free interest rate of 2.34% to 5.10% and expected life of five to six years. The weighted-average fair value of options granted by Arrowhead for the six months ended March 31, 2010 and 2009 is estimated at $0.39 and $0.64, respectively.

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

NOTE 10. FAIR VALUE MEASUREMENTS & DERIVATIVE INSTRUMENTS

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

The following table summarizes fair value measurements at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$2,593,044	$—	$—	$2,593,044
Derivative liabilities	$—	$—	$—	$—

During 2009, Arrowhead’s subsidiary, Unidym, issued Series D Preferred Stock. The rights of the Preferred Stock necessitate the presentation of the fair value of the conversion feature as a liability. These rights include those that protect the holders from decline in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in the statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability at March 31, 2010 were as follows:

Risk free interest rate	1%
Expected life	3 Years
Dividend yield	none
Volatility	30%

The following is a reconciliation of the derivative liability for the six months ended March 31, 2010:

Value at October 1, 2009	$0
Modification of instruments	—
Decrease in value	—

Value at March 31, 2010	$0

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

NOTE 11. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2010, the Company’s majority-owned subsidiary, Unidym, had product sales of $0 to one of its stockholders, Sumitomo Corporation (“Sumitomo”). During the three and six months ended March 31, 2009, sales to Sumitomo were $15,500 and $47,218, respectively. On July 31, 2009, Unidym terminated its contract with Sumitomo as its major product distributor in Japan.

During the six months ended March 31, 2010 and 2009, the Company’s majority-owned subsidiary, Calando, paid $0 and $40,000, respectively, in consulting fees to Dr. Mark Davis of the California Institute of Technology (“Caltech”), a former director and consultant of Calando.

Through the Benet Group, Dr. Anzalone owns 1,395,900 shares of Nanotope common stock or approximately 14.2% of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope directly or through the Benet Group. The Benet Group has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO, and another individual holds the seat designated by the Benet Group. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

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

During the year ended September 30, 2009, Calando raised $2.5 million through the sale of senior unsecured convertible promissory notes (“New Notes”), to accredited investors, plus $800,000 from Arrowhead. Dr. Anzalone, Arrowhead’s President and CEO, personally participated in the offering by buying $100,000 of the New Notes.

As part of the private placement on December 11, 2009 (see Note 6. Stockholder’s Equity), Dr. Anzalone, Arrowhead’s President and CEO, personally invested $100,000.

NOTE 12. SUBSEQUENT EVENTS

On April 14, 2010, the Company received a notification from the NASDAQ Stock Market indicating that the Company has regained compliance with NASDAQ Rule 5550(a)(2) in that the Company’s closing bid price has been at $1.00 per share or greater for at least ten consecutive business days. The April 14, 2010 notification also stated that the matter of the deficiency, as set forth in the previously reported September 15, 2009 deficiency notice, is now closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Readers should carefully review the factors identified in this report under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

By providing strategic management, financing, and operational services to its subsidiaries, Arrowhead takes an active role in their development, allowing the business and technical development teams at the subsidiary companies to remain focused on near term revenue opportunities and capital efficiency. Arrowhead’s ultimate goal is to monetize the value of its subsidiaries through an initial public offering of subsidiary stock or a sale of a subsidiary to another company. Alternatively, Arrowhead could retain ownership of its subsidiary to capture its continuing cash flow and income.

Arrowhead’s portfolio includes two majority-owned Subsidiaries, Unidym and Calando, and minority investments in two early-stage nanotechnology companies, Nanotope and Leonardo. Arrowhead’s business plan includes adding to its portfolio through selective acquisition and formation of new companies, as capital resources allow. The Company’s Subsidiaries are seeking to commercialize or license the technology covering a variety of nanotechnology products and applications, including anti-cancer RNAi therapeutics and carbon-based electronics. The Company’s minority investments are focused on developing advanced nanomaterials for spinal cord injury and wound healing and drug delivery technology.

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

Liquidity and Capital Resources

At March 31, 2010, the Company had approximately $2.6 million in cash to fund operations. Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. During fiscal 2009, the Company obtained $7.3 million in cash through equity and debt financing, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2.0 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. Also during fiscal 2009, the Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000. During the first half of fiscal 2010, the Company received $3.5 million in cash through an equity financing, $0.5 million from the exercise of warrants, and $0.7 million from revenue and asset sales, including the sale of the Tego IP. The company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations.

Since inception in May 2003, the Company has incurred significant losses. Cash and cash equivalents increased during the first half of fiscal 2010 by $0.6 million to $2.6 million at March 31, 2010 from $2.0 million at September 30, 2009. The increase in cash was mainly due to proceeds from the issuance of Common Stock of $4.0 million, proceeds from the disposal of Tego of $0.4 million, cash collections from revenue of $0.3 million, offset by cash operating expenses of approximately $3.7 million and cash payments on capital leases of $0.4 million. The Company invests available cash in certificates of deposit, U.S. government obligations and high grade commercial paper. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income.

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

Majority-owned Subsidiaries

Unidym

Unidym is a leader in the commercialization of carbon nanotube-based transparent, conductive films (TCFs) for the electronics industry. TCFs are a critical component in devices such as touch panels, displays and thin-film solar cells. For example, both touch panels and LCDs typically employ two TCF layers per device. Unidym’s TCFs offer substantial advantages over the incumbent technology, indium-based metal oxides, including improved durability, lower processing costs, and lower overall cost structure. Unidym is working in close collaboration with customers, particularly in Asia where most of display manufacturing is located. Unidym is initially focused on the touch panel market and expects modest revenue from sales of its films in the near term. During the first half of fiscal 2010, Unidym continued business and technical development for its films. Two of its joint development agreements with Samsung Electronics, Co., Ltd. were extended, and Unidym entered into an agreement to form a joint venture in Korea to market and co-develop film and electronic ink products for the Korean touch panel and display industries.

The development, production and sale of Unidym’s products have required, and are expected to continue to require significant investment and time. There are a variety of technical, cost and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other CNT products, the final cost of scaling up the production process, when or if Unidym will generate significant licensing revenue or when or if Unidym will become profitable. At March 31, 2010, Arrowhead’s ownership interest in Unidym was 80% and 63% on a fully diluted basis.

Calando

Calando is a clinical stage oncology drug delivery company. Calando has developed proprietary technologies to create targeted siRNA-based therapeutics. Calando’s innovative RONDEL™ nanoparticle system has been designed to solve the long-standing obstacle of safe and effective delivery and targeting for siRNA therapeutics. Calando’s initial focus has been on the treatment of cancer. Calando’s clinical stage drug candidate, CALAA-001, based on siRNA and the RONDEL™ system, is currently undergoing a Phase I clinical study. The trial is utilizing a dose escalation protocol, which is nearing the highest dose in the protocol and yielding recent promising results with no serious side effects. Calando plans to complete the Phase I trial, as capital resources allow, and is seeking a partner for the further development of both the siRNA delivery platform and CALAA-01.

In March 2010, results were published from a study using samples from a Phase I clinical trial, conducted by Calando, which demonstrated systemic delivery of siRNA and the successful “silencing” of a widely recognized cancer gene via RNA interference in humans. This represents a breakthrough for Calando, as well as its proprietary RONDEL™ delivery system, and holds the potential to be a significant development in the field of RNAi therapies.

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

We believe there is an opportunity to derive value from the further development of the Calando platform drug delivery systems, as they have been demonstrated to enhance and enable the delivery of diverse pharmaceutical entities, including peptides and small molecules as well as other RNA and DNA-based oligonucleotides. At March 31, 2010, Arrowhead’s ownership interest in Calando was 70% and 62% on a fully diluted basis.

The development of CALAA-01, IT-101 and other pipeline candidates are preliminary, and there is no assurance that they will be successful. There are numerous technical, regulatory and marketing challenges that must be overcome to successfully commercialize Calando’s products, including, but not limited to the following:

•	Advancing pipeline candidates require extensive preclinical testing and approval by the U.S. Food and Drug Administration (“FDA”) before clinical testing can commence.

•	Advancing therapeutic candidates through preclinical and clinical testing is expensive, resource intensive and time consuming.

•	Complications may arise that would cause the clinical testing to be interrupted or stopped. FDA approval is required before products can be sold.

•	Even if FDA approval is eventually obtained, there is no assurance that it will be accepted by the medical community.

It is not possible at this time to accurately determine the final cost of the development projects, the completion dates, or when or if revenue will commence.

Wholly-owned Subsidiaries

Tego

Tego had been pursuing a licensing and partnering strategy. In line with this strategy, on July 1, 2009, Tego exclusively licensed to The Bronx Project, Inc. (“TBP”), a development stage pharmaceutical company, the rights to develop and commercialize carboxylated fullerenes, e.g., the fullerene “C3,” in the fields of Parkinson’s disease, amyotrophic lateral sclerosis (or “Lou Gehrig’s disease”), multiple sclerosis, brain trauma and schizophrenia. The TBP License provided Tego with $100,000 in upfront fees, $2.35 million in potential milestone payments and royalties, as well as 5% of the proceeds of a sale of TBP itself to a third party.

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

As a result of the sale to Luna, the operations of Tego ceased and the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows associated with the Luna APA will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Agonn

As part of Arrowhead’s strategy to conserve cash, Agonn ceased its development efforts.

Minority Investments

Nanotope, Inc.

Nanotope is an early stage nano-biotechnology company developing advanced materials for regeneration and wound healing. Arrowhead has a 23% ownership interest in Nanotope and accounts for its investment in Nanotope using the equity method of accounting. Nanotope is positioned to enter into a commercialization corporate partnership in 2010 and expects to be able to start a first round of clinical trials in 2010. Nanotope’s model is to partner product candidates prior to clinical trials and, therefore, assume no clinical costs.

Leonardo Biosystems, Inc.

Leonardo is a drug delivery company based on technology developed by Dr. Mauro Ferrari, one of the world’s best-known nano-cancer scientists. Leonardo’s research is focused on developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics. Arrowhead has a 5% ownership interest in Leonardo and accounts for its investment using the cost method of accounting.

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

Revenue associated with research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from up-front license fees, milestones and product royalties are recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that our assumptions about the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value.

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

Results of Operations

The Company had a consolidated loss attributable to Arrowhead of approximately $1.9 million for the three months ended March 31, 2010, compared to a consolidated loss attributable to Arrowhead of $5.3 million for the three months ended March 31, 2009.

The decrease in the fiscal 2010 quarterly loss over fiscal 2009 quarterly loss is the result of several factors. The number of management and staff employees at Arrowhead declined over fiscal 2009 and other cost savings measures were instituted, including the closure of Arrowhead’s New York office and reduction in scientific advisory fees.

Unidym also reduced its expenses in fiscal 2009 and maintained a reduced level of costs into fiscal 2010. In fiscal 2008, Unidym was pursuing a business plan based on building a vertically integrated company that would manufacture both carbon nanotubes and carbon nanotube films. With the dramatic changes in economic conditions in late 2008, Unidym decided to look to partners for manufacturing capability rather than expand its internal capabilities. In line with this strategy, Unidym closed its Texas operations in January 2009. This resulted in a reduction in workforce and other expenses related to the operation of the Texas plant and a reduction in lease expenses later in the year. Unidym consolidated its Northern California operations into one facility in 2009 and also decreased the number of management and technical staff in the early part of the year. Significant expense is expected to be incurred in the further development of Unidym’s products. However, development costs at Unidym have been substantially reduced and the pace of development will depend on the cash resources and partnership opportunities available to Unidym.

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

During the quarter ended March 31, 2010, the Company experienced similar operating losses and cash burn as compared to the quarter ended December 31, 2009. The Company has completed its cost reduction programs, and does not expect further reductions in it operating expenses or cash burn.

Revenues

The Company generated revenues of $157,346, and $235,650 during the three months ended March 31, 2010 and 2009, respectively. Revenue for the three months ended March 31, 2010 consists primarily of Unidym sales of CNTs and inks; and revenue for the three months ended March 31, 2009 primarily consisted of Unidym grant revenue of $118,000, and $88,000 from the sales and delivery of carbon nanotubes by Unidym. Revenues from sales of carbon nanotubes are expected to decline in fiscal 2010 as Unidym depletes its inventories and transfers its bulk carbon nanotube production to a third party in exchange for payments based on the third party sales. Unidym is anticipating modest revenue from film sales in fiscal 2010.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and six months ended March 31, 2010 and 2009.

Salary & Wage Expenses – Three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity-based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative (“G&A”) compensation related expense and research and development (“R&D”) compensation related expense depending on the primary activities of each employee. The following tables provide detail of salary and wage expenses for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.

(in thousands)

	Three Months Ended March 31, 2010	% of Expense Category	Three Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
G&A - compensation-related	$463	45%	$1,061	44%	$(598)	-56%
Stock-based compensation	296	28%	696	28%	(400)	-57%
R&D - compensation-related	286	27%	677	28%	(391)	-58%

Total	$1,045	100%	$2,434	100%	$(1,389)	-57%

(in thousands)

	Six Months Ended March 31, 2010	% of Expense Category	Six Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
G&A - compensation-related	$1,018	47%	$2,368	43%	$(1,350)	-57%
Stock-based compensation	598	28%	1,423	25%	(825)	-58%
R&D - compensation-related	533	25%	1,770	32%	(1,237)	-70%

Total	$2,149	100%	$5,561	100%	$(3,412)	-61%

During the three and six months ended March 31, 2010, G&A compensation expense decreased due to a reduction in the number of employees across all entities during fiscal 2009.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options. This expensing of stock-based compensation is based upon the estimated fair value of the awards issued. During fiscal 2009, the Company cancelled options to purchase approximately 5.6 million shares due to employee terminations and voluntary terminations of stock options to facilitate financing transactions in July and August 2009. These cancellations resulted in lower stock-based compensation expense during the three and six months ended March 31, 2010, as compared to the three and six months ended March 31, 2009. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees.

R&D compensation expense decreased significantly during the three and six months ended March 31, 2010, as compared to the three and six months ended March 31, 2009. This reduction is primarily due to Unidym’s reduction in research scientists and process engineers in conjunction with the closure of Unidym’s Texas facility. Calando has also reduced laboratory personnel in connection with its decision in June 2009 to license its technology and close its laboratory facility. Two employees have been retained to complete the CALAA-01 clinical study and to facilitate partnership arrangements for Calando’s technology.

General & Administrative Expenses – Three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009

The following tables provide detail of G&A expenses for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.

(in thousands)

	Three Months Ended March 31, 2010	% of Expense Category	Three Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Professional/outside services	$303	41%	$540	52%	$(237)	-44%
Recruiting	—	0%	7	1%	(7)	-100%
Patent expense	71	10%	83	8%	(12)	-14%
Facilities and related	64	9%	72	7%	(8)	-11%
Travel	51	7%	77	8%	(26)	-34%
Business insurance	94	13%	115	11%	(21)	-18%
Depreciation	23	3%	37	4%	(14)	-38%
Communication and technology	32	4%	33	3%	(1)	-3%
Office expenses	28	4%	41	4%	(13)	-32%
Other	68	9%	21	2%	47	224%

Total	$734	100%	$1,026	100%	$(292)	-28%

(in thousands)

	Six Months Ended March 31, 2010	% of Expense Category	Six Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Professional/outside services	$724	49%	$1,189	46%	$(465)	-39%
Recruiting	—	0%	31	1%	(31)	-100%
Patent expense	73	5%	377	14%	(304)	-81%
Facilities and related	139	9%	143	5%	(4)	-3%
Travel	100	7%	285	11%	(185)	-65%
Business insurance	186	13%	230	9%	(44)	-19%
Depreciation	47	3%	73	3%	(26)	-36%
Communication and technology	62	4%	121	5%	(59)	-49%
Office expenses	59	4%	104	4%	(45)	-43%
Other	90	6%	58	2%	32	55%

Total	$1,480	100%	$2,611	100%	$(1,131)	-43%

Professional/outside services include legal, accounting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $303,000 during the three months ended March 31, 2010 compared to $540,000 in the comparable prior period. During the six months ended March 31, 2010, professional/outside services expense was $724,000 compared to $1,189,000 in the comparable prior period. The decrease in professional fees primarily relates to a reduction in expenses at Arrowhead primarily related to lower legal and printing fees and the non-recurrence of a charge at Calando related to a fee associated with a financing in the prior period. Also, the Company incurred certain legal fees related to the establishment of subsidiaries which was not repeated in the current quarter. These reductions were somewhat offset by higher costs related to NASDAQ fees associated with increased shares outstanding.

Patent expense was $71,000 during the three months ended March 31, 2010 compared to $83,000 in the comparable prior period. During the six months ended March 31, 2010, patent expense was $73,000 compared to $377,000 in the comparable prior period. Patent expense was comparable in the current quarter; for the six months ended March 31, 2010, patent expense decreased $184,000 at Calando, and patent expense decreased $120,000 at Unidym. Patent expense during the six months ended March 31, 2009 was primarily related to patent costs at Calando of $221,000 prior to the license agreements to Cerulean, and $156,000 at Unidym for patent costs related to Nanoconduction which were not repeated. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense was $51,000 during the three months ended March 31, 2010 compared to $77,000 in the comparable prior period. During the six months ended March 31, 2010, travel expense was $100,000 compared to $285,000 in the comparable prior period. Travel expense includes recurring expenses related to travel by Company personnel to and from Company locations in Pasadena and Northern California. Travel expense is also incurred as the Company pursues business initiatives and collaborations throughout the world with other companies and for marketing, investor relations, fund raising and public relations purposes. During the six months ended March 31, 2010, travel expense decreased $185,000, compared to the six months ended March 31, 2009 primarily due to a reduction of travel costs at Unidym of $142,000 due to reduction in employees, mainly as a result of the closure of its Texas facility. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $94,000 during the three months ended March 31, 2010 compared to $115,000 in the comparable prior period. During the six months ended March 31, 2010, business insurance expense was $186,000 compared to $230,000 in the comparable prior period. The decrease is due to generally lower rates in insurance markets and a reduction in coverage for clinical trials with the termination of the Phase 2 clinical study for IT-101, and the reduction in the number of facilities at Unidym requiring insurance. This expense can fluctuate as a result of changes in the market and the status of clinical trials.

Communication and technology expense was $32,000 during the three months ended March 31, 2010 compared to $33,000 in the comparable prior period. During the six months ended March 31, 2010, communication and technology expense was $62,000 compared to $121,000 in the comparable prior period. The decrease in communication and technology cost is due to lower technology consulting expense at Unidym and generally lower telephone and software maintenance cost at Arrowhead.

Office expense was $28,000 during the three months ended March 31, 2010 compared to $41,000 in the comparable prior period. During the six months ended March 31, 2010, office expense was $59,000 compared to $104,000 in the comparable prior period. The reduction in office expense is primarily related to the closing of the facilities and the reduction in employees.

Research and Development Expenses – Three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following tables provide detail of general and administrative expenses for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.

(in thousands)

	Three Months Ended March 31, 2010	% of Expense Category	Three Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Outside labs & contract services	$67	19%	$837	55%	$(770)	-92%
License, royalty & milestones	74	21%	115	8%	(41)	-36%
Laboratory supplies & services	(20)	-6%	65	4%	(85)	-131%
Facilities and related	80	23%	315	21%	(235)	-75%
Sponsored research	25	7%	9	1%	16	178%
Depreciation - R&D-related	70	20%	130	9%	(60)	-46%
Other research expenses	55	16%	36	2%	19	53%

Total	$351	100%	$1,507	100%	$(1,156)	-77%

(in thousands)

	Six Months Ended March 31, 2010	% of Expense Category	Six Months Ended March 31, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Outside labs & contract services	$116	19%	$3,481	64%	$(3,365)	-97%
License, royalty & milestones	77	12%	355	7%	(278)	-78%
Laboratory supplies & services	(10)	-2%	251	5%	(261)	-104%
Facilities and related	189	30%	662	12%	(473)	-71%
Sponsored research	50	8%	120	2%	(70)	-58%
Depreciation - R&D-related	142	23%	273	5%	(131)	-48%
Other research expenses	65	10%	253	5%	(188)	-74%

Total	$629	100%	$5,395	100%	$(4,766)	-88%

Outside lab and services expense was $67,000 during the three months ended March 31, 2010 compared to $837,000 in the comparable prior period. During the six months ended March 31, 2010, outside lab and services expense was $116,000 compared to $3,481,000 in the comparable prior period. The decrease of $770,000 during the current quarter is primarily related to a reduction in outside lab services of $717,000 at Calando and a reduction of $53,000 at Unidym. The decrease of $3.4 million during the six months ended March 31, 2010 is primarily related to a reduction in outside lab services of $2.6 million at Calando and a reduction of $588,000 at Unidym. The reduction at Calando was a result of the advanced state of the IT-101 phase 1 clinical trial, the decision to close the IT-101 phase 2 clinical trials in connection with the agreement with Cerulean, completion of preparatory work for the CALAA-01 phase 1 clinical trial and the suspension of development efforts for CALAA-02. During fiscal 2009, process development and preclinical expenses for Calando’s drug candidate CALAA-02, together with the clinical trial expenses for CALAA-01 (Phase I) and IT-101 (Phase I and II) totaled approximately $2.9 million. However, the expenses were significantly reduced by June 30, 2009 when the Calando facility was closed.

Licensing fees, royalty and milestones expense was $74,000 during the three months ended March 31, 2010 compared to $115,000 in the comparable prior period. During the six months ended March 31, 2010, licensing fees, royalty and milestones expense was $77,000 compared to $355,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the six months ended March 31, 2009 consisted primarily of amounts paid by Unidym under the terms of its license agreement with Rice University in the amount of $57,000, and Calando’s license fees to Caltech in the amount of $25,000, as well as an accrual of $200,000 related to the Nanoconduction acquisition, which was a one-time occurrence and not repeated in fiscal 2010.

Laboratory supplies and services expense was ($20,000) during the three months ended March 31, 2010 compared to $65,000 in the comparable prior period. During the six months ended March 31, 2010, laboratory supplies and services expense was ($10,000) compared to $251,000 in the comparable prior period. Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. During the three months ended March 31, 2010, a credit of $35,000 was recorded related to certain aged and cancelled payables related to Nanoconduction; in addition, the decrease is due to the scale down of the Unidym operations and the closing of Calando’s lab.

Facilities expense was $80,000 during the three months ended March 31, 2010 compared to $315,000 in the comparable prior period. During the six months ended March 31, 2010, facilities expense was $189,000 compared to $662,000 in the comparable prior period. The decrease in facilities related expenses primarily related to the closure of Unidym’s Texas facilities and Menlo Park, California facility.

Sponsored research expense was $25,000 during the three months ended March 31, 2010 compared to $9,000 in the comparable prior period. During the six months ended March 31, 2010, sponsored research expense was $50,000 compared to $120,000 in the comparable prior period. Sponsored research expense during the quarter related to Unidym’s funding of a project at Duke University. Sponsored research expense decreased during the six months ended March 31, 2010 as compared to the prior year, as projects were completed (University of Florida) or terminated (Caltech). No new research projects have been added during fiscal 2010. The only sponsored research agreement currently in place is Unidym’s agreement with Duke University.

Depreciation expense was $70,000 during the three months ended March 31, 2010 compared to $130,000 in the comparable prior period. During the six months ended March 31, 2010, depreciation expense was $142,000 compared to $273,000 in the comparable prior period. The decrease in depreciation expense is primarily due to the disposal of laboratory equipment and leasehold improvements related to closure of Unidym’s and Calando’s laboratory facilities in fiscal 2009.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development projects at each Subsidiary for the periods described below.

Name of Subsidiary / Project	Project expenses for three months ended March 31, 2010	Project expenses for six months ended March 31, 2010	Project expenses from inception of Project through March 31, 2010

Calando Pharmaceuticals, Inc. / CALAA-01 & IT 101	$0.1 Million	$0.2 Million	$40.4 Million

Unidym, Inc. / Thin Film Carbon Nanotubes	0.7 Million	1.8 Million	27.9 Million

Tego Biosciences Corp. / Fullerene Anti-oxidants	0.1 Million	0.1 Million	1.0 Million

Agonn Systems, Inc. / CNT based ultracapacitors	0.0 Million	0.0 Million	0.5 Million

Total of all listed Subsidiaries	$0.9 Million	$2.1 Million	$69.8 Million

Consulting – Three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009

Consulting expense was $78,000 during the three months ended March 31, 2010 compared to $344,000 in the comparable prior period. During the six months ended March 31, 2010, consulting expense was $179,000 compared to $933,000 in the comparable prior period. This reduction is primarily related to a reduction in consulting fees at Calando. With the closure of the Phase 2 trial for IT-101 and its ultimate licensing to a third party for development, consulting for clinical studies has decreased significantly.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in fiscal 2010.

Other income (expense) – Three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009

Other expense was $14,000 during the three months ended March 31, 2010 compared to $73,000 in the comparable prior period. During the six months ended March 31, 2010, other expense was $84,000 compared to other income of $567,000 in the comparable prior period. Other income/expense, net for the three months ended March 31, 2010 was primarily due to $51,000 of expense related to Arrowhead’s equity in the loss of Nanotope, offset by a $50,000 gain on the disposal of certain lab equipment, as compared to expense of $73,000 comprised of $60,000 of expense related to Arrowhead’s equity in the loss of Nanotope, offset by a $52,000 gain on the disposal of equipment, and interest expense of $65,000 during the three months ended March 31, 2009. During the six months ended March 31, 2010, the change in other income/expense was primarily due to a gain on the sale of equity investment in Ensysce during the quarter ended December 31, 2009.

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

Capital Lease Obligations

In connection with its acquisition of Nanoconduction, Unidym assumed an equipment lease of $1,677,000, bearing interest at 8% with a remaining principal balance of $296,419 as of March 31, 2010. The lease requires monthly payments of principal and interest of $75,344 through July 1, 2010. The equipment lease is secured by research and development assets at Nanoconduction.

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

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure not required as a result of the Company’s status as a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer where appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

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

Our plan of operations is to provide substantial amounts of development funding and financial support for our majority-owned subsidiaries over an extended period of time. Our Board of Directors adopted a cash conservation strategy that scaled back our financial support for our majority-owned subsidiaries, Unidym and Calando. This has influenced Unidym’s decision to engage partners for its capital-intensive bulk CNT manufacturing and concentrate its resources on its CNT inks and CNT-based film products and Calando’s decision to curtail internal R&D efforts for its drug delivery platforms and clinical candidates and seek partners for future development of its drug candidates. Management has developed a plan based upon the latest financing (See Note 6 – Stockholder’s Equity) which includes the December 2009 financing and other transactions. The plan shows that the Company has enough cash to fund operations through September 30, 2010. Should a shortfall occur in expected cash receipts, the plan has contingencies to reduce costs in order to operate through September 30, 2010 without additional financing.

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

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our Common Stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our Common Stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on April 30, 2010, our Common Stock had a closing bid price of $1.53 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of April 30, 2010, based on our closing price as of that day, the market value of our securities held by non-affiliates exceeded $90,000,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as easily as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our Common Stock. Not maintaining our NASDAQ Capital Market listing may (among other effects):

•	result in a decrease in the trading price of our Common Stock;

•	lessen interest by institutions and individuals in investing in our Common Stock;

•	make it more difficult to obtain analyst coverage; and

•	make it more difficult for us to raise capital in the future.

We have debt on our consolidated balance sheet, which could have consequences if we were unable to repay the principal or interest due.

Unidym. We have debt on our consolidated balance sheet, including a capital lease obligation acquired in connection with Unidym’s acquisition of Nanoconduction, Inc. As of March 31, 2010, the capital lease obligation requires us to pay a total of $296,419 in four monthly payments of approximately $75,000 each for capital equipment at Unidym’s Sunnyvale, California location and the equipment itself serves as collateral for the debt. Unidym’s ability to make payments on its indebtedness will depend on its ability to conserve the cash that it has on hand and to generate cash in the future. Neither Unidym nor the Company currently generates significant revenue. Because Unidym does not currently have a substantial amount of cash on hand, Unidym might be required to divert cash from development activities or to generate cash via debt or equity financing to be able to meet the monthly payment requirements under the capital lease obligation. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Also, given the current economic climate, financing options might be limited going forward, which could prevent Unidym from obtaining the necessary funds to pay its indebtedness when due. Because the equipment serves as collateral for the debt, if Unidym is unable to make the monthly payments when due, the lessor of the equipment, at its discretion, may seize the equipment and Unidym would not be able to use the equipment in its development activities.

Calando. Calando has a $500,000 unsecured convertible promissory note outstanding. The note bears 10% interest accrued annually and matures in November 2010. The note is also payable at two times face value in certain events, including, among other things, the license of Calando’s siRNA delivery system. Following maturity, the note becomes payable on demand. If Calando is unable to meet its obligations to the bearer of the note after maturity, we may also not be in a position to lend Calando sufficient cash to pay such demand note. Unless other sources of financing become available, this could result in Calando’s insolvency.

Our subsidiaries have entered into technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business would be seriously and adversely affected.

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

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President, is the founder, CEO and a board member of each of Nanotope, a regenerative medicine company that is separately financed in which the Company owns a 23% interest, and Leonardo, a drug delivery company in which the Company owns a 6% interest. Dr. Anzalone owns a noncontrolling interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

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

The ability of Calando and our minority investments, Nanotope and Leonardo, to market products successfully (either on their own or in partnership with other companies) will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for the products of these companies. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect their ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these subsidiaries or any anticipated milestone or royalty payments. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

There may be a difference in the investment valuations that we used when making initial and subsequent investments in our subsidiaries and minority investments and actual market values.

Our investments in our subsidiaries and noncontrolling interests were the result of negotiation with subsidiary management and equity holders, and the investment valuations were not independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that there exist few comparable public companies to provide a meaningful valuation comparison. Accordingly, we have not sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a subsidiary, the ultimate sale price may be for a value substantially different than previously determined by us, which could materially and adversely impair the value of our Common Stock.

Risks Related to Our Intellectual Property

If Unidym is unable to raise additional cash or pay its debts, Unidym may lose rights to critical intellectual property.

Unidym is required to meet certain financial covenants pursuant to the Rice University license agreement acquired by Unidym upon its acquisition of CNI. The Rice license includes financial covenants tested quarterly for compliance. If Unidym fails to meet the financial covenants, the Rice license automatically terminates. If this should happen, the value of Unidym’s intellectual property portfolio would be significantly and adversely affected and Unidym would likely lose patent protection for its products and licensing opportunities for the majority of its CNT intellectual portfolio.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of March 31, 2010, 63,833,753 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. As of March 31, 2010, 1,532,000 shares and 5,003,838 shares were reserved for issuance upon exercise of options granted under our 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. As of March 31, 2010, there were warrants outstanding to purchase 19,577,257 shares of Common Stock. All of the warrants are callable by us under certain market conditions. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

Although our Common Stock is listed for trading on the NASDAQ Capital Market, our securities historically were relatively thinly traded. Our current solvency concerns could serve to exacerbate the thin trading of our securities. For example, mandatory sales of our Common Stock by institutional holders could be triggered if an investment in our Common Stock no longer satisfies their investment standards and guidelines as a result of the solvency concerns. Accordingly, it may be difficult to sell shares of Common Stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Document Description

3.1	Amendment No. 1 to the Bylaws of Arrowhead Research Corporation (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference from the current report on Form 8-K, filed by the registrant on April 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2010

ARROWHEAD RESEARCH CORPORATION

By:	/s/ KENNETH A. MYSZKOWSKI
Kenneth A. Myszkowski
Chief Financial Officer