Form 10-Q
period 2010-06-30
ARROWHEAD RESEARCH CORP
filed 2010-08-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2010 was 70,938,013.

Page(s)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	1

Consolidated Statements of Operations for the three months and nine months ended June 30, 2010 and 2009 and from inception through June 30, 2010 (unaudited)	2

Consolidated Statement of Stockholders’ Equity for the period from inception through June 30, 2010 (unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 and from inception through June 30, 2010 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4T. CONTROLS AND PROCEDURES	27

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 1A. RISK FACTORS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4. (REMOVED AND RESERVED)	37

ITEM 5. OTHER INFORMATION	37

ITEM 6. EXHIBITS	38

SIGNATURE	39

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited) June 30, 2010	September 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,983,445	$2,020,224
Trade receivable, net of allowance for doubtful accounts of $90,789 at June 30, 2010 and $30,789 at September 30, 2009	9,464	144,148
Other receivables	727,015	3,109
Prepaid expenses	337,002	316,074
Other current assets	68,950	—

TOTAL CURRENT ASSETS	10,125,876	2,483,555
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	374,991	374,991
Research equipment	932,683	932,683
Software	150,445	150,445
Leasehold improvements	94,317	94,317

	1,552,436	1,552,436
Less: Accumulated depreciation and amortization	(1,296,459)	(1,025,392)

NET PROPERTY AND EQUIPMENT	255,977	527,044
OTHER ASSETS
Rent deposit	34,735	109,648
Patents	2,125,742	2,362,460
Investment in Nanotope Inc., equity basis	1,866,740	2,032,467
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,214,217	4,691,575

TOTAL ASSETS	$14,596,070	$7,702,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,032,792	$1,013,281
Accrued expenses	686,524	420,077
Accrued payroll and benefits	204,911	160,846
Accrued severance	23,500	23,500
Capital lease obligation	74,845	726,534
Derivative liability	2,617,679	—
Note payable	500,000	—

TOTAL CURRENT LIABILITIES	5,140,251	2,344,238

LONG-TERM LIABILITIES
Note payable	—	500,000

TOTAL LONG-TERM LIABILITIES	—	500,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 70,938,013 and 56,411,774 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	70,953	56,428
Additional paid-in capital	118,780,923	110,070,327
Subscription receivable	—	(300,000)
Accumulated deficit during the development stage	(108,738,761)	(104,968,819)

Total Arrowhead Research Corporation stockholders’ equity	10,113,115	4,857,936
Noncontrolling interest	(657,296)	—

TOTAL STOCKHOLDERS’ EQUITY	9,455,819	4,857,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,596,070	$7,702,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	May 7, 2003 (Inception) to June 30, 2010
REVENUE	$133,990	$2,633,191	$439,403	$3,570,564	$7,947,043
OPERATING EXPENSES
Salaries	914,336	883,800	3,063,560	6,444,954	43,098,098
Consulting	207,746	428,212	387,005	1,360,962	8,219,162
General and administrative expenses	869,307	1,016,199	2,349,268	3,627,303	25,414,097
Research and development	227,804	2,509,675	856,638	7,904,528	54,476,795
Patent amortization	78,906	100,103	236,719	308,189	2,023,184

TOTAL OPERATING EXPENSES	2,298,099	4,937,989	6,893,190	19,645,936	133,231,336

OPERATING LOSS	(2,164,109)	(2,304,798)	(6,453,787)	(16,075,372)	(125,284,293)
OTHER INCOME (EXPENSE)
Loss on equity of investments—Nanotope	(66,489)	(48,302)	(165,727)	(177,714)	(506,260)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Gain on sale of equity of investments—Ensysce	—	—	—	700,000	700,000
Gain/(loss) on sale of fixed assets, net	13,000	(133,206)	63,000	(80,749)	(14,374)
Realized and unrealized gain in marketable securities	—	—	—	—	382,264
Interest income (expense), net	(12,877)	(78,526)	(49,678)	(135,040)	2,760,276
Change in value of derivative liability	1,552,228	—	1,552,228		1,552,228
Other income	—	55,177	1,895	55,177	179,785

TOTAL OTHER INCOME (EXPENSE)	1,485,862	(204,857)	1,401,718	361,674	7,346,719

LOSS FROM CONTINUING OPERATIONS	(678,247)	(2,509,655)	(5,052,069)	(15,713,698)	(117,937,574)

Gain/(loss) from discontinued operations	(5,549)	(18,962)	(20,753)	(134,726)	(7,587,220)
Gain/(loss) on disposal of discontinued operations	—	—	430,000	—	789,375

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5,549)	(18,962)	409,247	(134,726)	(6,797,845)

Provision for income taxes	—	—	—	—	—

NET LOSS	(683,796)	(2,528,617)	(4,642,822)	(15,848,424)	(124,735,419)

Less: Net loss attributable to noncontrolling interests	312,741	—	872,880	60	16,160,618

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(371,055)	$(2,528,617)	$(3,769,942)	$(15,848,364)	$(108,574,801)

Earnings per share—basic and diluted:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.01)	$(0.06)	$(0.07)	$(0.37)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	—	—	0.01	—

Net income (loss) attributable to Arrowhead shareholders	$(0.01)	$(0.06)	$(0.06)	$(0.37)

Weighted average shares outstanding—basic and diluted	64,579,403	43,353,848	62,056,412	43,074,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through June 30, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage of ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	6,875	7	7,624	—	—	—	7,631
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813	—	—	—	3,222,896
Common stock issued @ $1.312 per share	6,592,989	6,593	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	1,220,000	1,220	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	153,176	153	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	1,039,357	—	—	—	1,039,357
Exercise of warrants	1,469,769	1,469	670,481	—	—	200	672,150
Net loss for the Nine month period ended June 30, 2010	—	—	—	—	(3,769,942)	(872,880)	(4,642,822)

Balance at June 30, 2010	70,938,013	70,953	118,780,923	—	(108,738,761)	(657,296)	9,455,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	May 7, 2003 (Date of inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,642,822)	$(15,848,424)	$(124,735,419)
Plus: Net loss attributable to noncontrolling interests	872,880	60	16,160,618

Net loss attributable to Arrowhead	(3,769,942)	(15,848,364)	(108,574,801)
(Income)/loss from discontinued operation	(409,247)	134,726	6,797,845
Realized and unrealized gain on investment	—	(700,000)	(1,082,263)
Gain from sale of subsidiary	—	—	(306,344)
Loss on disposal of fixed assets	—	80,749	77,374
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	—	—	136,000
Stock issued for professional services	—	—	232,700
Stock issued for in-process research and development	—	—	13,166,347
Change in percentage of ownership in subsidiary	—	—	16,297
Change in value of derivative liabillity	(1,552,228)		(1,552,228)
Purchased in-process research and development—Nanoconduction	—	1,661,027	2,685,208
Stock-based compensation	1,039,357	1,978,771	11,132,112
Depreciation and amortization	507,785	792,524	5,245,430
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash loss from equity investment	165,727	177,714	506,260
Noncontrolling interest	(872,880)	(60)	(17,160,806)
Gain on renegotiation of accrued severance	—	—	(726,500)
(Increase) decrease of cash flow from:
Receivables	134,683	(309,197)	(13,414)
Other receivables	(723,906)	—	(723,906)
Other prepaid expenses	(20,926)	(68,839)	(339,478)
Other current assets	(68,950)	—	(68,950)
Deposits	74,913	136,675	(36,795)
Accounts payable	19,510	56,603	400,522
Accrued expenses	266,447	103,024	296,988
Accrued severance and other liabilities	44,065	(922,516)	972,100

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(5,165,592)	(12,727,163)	(91,050,352)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	—	(40,245)	(3,550,518)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Nanotechnica	—	—	(4,000,000)
Cash paid for interest in Aonex	—	—	(5,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash paid for interest in Calando	—	(800,000)	(8,800,000)
Cash paid for interest in Unidym	—	(1,100,000)	(14,138,003)
Cash paid/obtained for interest in Tego	—	1,700,000	(801,000)
Cash obtained from interest in Nanotechnica	—	—	4,000,000
Cash obtained from interest in Aonex	—	—	5,001,250
Cash obtained from interest in Insert	—	—	10,529,594
Cash obtained from interest in Calando	—	800,000	8,800,000
Cash obtained from interest in Unidym	—	1,100,000	14,138,003
Cash paid/obtained from interest in Tego	—	(1,700,000)	801,000
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	—	700,000	1,269,913
Proceeds from sale of subsidiary (net)	—	—	359,375
Proceeds from sale of fixed assets	—	103,011	79,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	—	762,766	(3,651,328)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments of capital leases	(651,689)	(601,744)	(1,602,155)
Proceeds from issuance of Calando debt	—	2,516,467	2,516,467
Proceeds from sale of stock in subsidiary	300,000	2,000,000	18,875,168
Proceeds from issuance of common stock and warrants, net	12,071,255	—	90,693,490

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	11,719,566	3,914,723	110,482,970

Cash flows from discontinued operations:
Operating cash flows	(20,753)	(134,726)	(7,587,220)
Investing cash flows	430,000	—	789,375

Net cash provided by (used in) discontinued operations:	409,247	(134,726)	(6,797,845)

NET INCREASE (DECREASE) IN CASH	6,963,221	(8,184,400)	8,983,445
CASH AT BEGINNING OF PERIOD	2,020,224	10,093,585	—

CASH AT END OF PERIOD	$8,983,445	$1,909,185	$8,983,445

Supplementary disclosures:
Interest paid	$26,406	$76,350	$124,920

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

In February 2010, Arrowhead issued 80,000 shares of Common Stock and 24,000 warrants to purchase Arrowhead Common Stock, at an exercise price of $0.50, to several Calando shareholders, in exchange for 200,000 shares of Calando common stock and 60,000 warrants to purchase Calando common stock.

In March 2010, a warrant holder exercised 247,880 warrants to purchase Arrowhead Common Stock, in a cashless exercise, whereby Arrowhead issued to the warrant holder 128,707 shares of Arrowhead Common Stock.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our” refer to the ongoing business operations of Arrowhead and its subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Agonn Systems, Inc. (“Agonn”,) and Tego Biosciences Corporation (“Tego”) and (5) the term “Common Stock” refers to Arrowhead’s Common Stock, $0.001 par value per share, and the term “stockholder(s)” refers to the holders of Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation is a development stage nanotechnology holding company that forms, acquires and operates subsidiaries commercializing innovative nanotechnologies. By working closely with leading scientists and universities, Arrowhead identifies advances in nanotechnology and matches them with product development opportunities in high-growth markets. The Company is currently focused on the biotech and electronics industries. Arrowhead owns two majority-owned subsidiaries, Calando and Unidym, and has minority investments in two early-stage nanotechnology companies, Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”).

Arrowhead is incorporated in Delaware and its principal executive offices are located in Pasadena, California.

The Company was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400. As of June 30, 2010, Arrowhead Research Corporation had eleven full-time employees at the corporate office and eight full-time employees at its Subsidiary companies.

Financing and Liquidity

At June 30, 2010, the Company had approximately $9.0 million in cash to fund operations. Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. During fiscal 2009, the Company obtained $7.3 million in cash through equity and debt financing, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2.0 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. Also during fiscal 2009, the Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000. During the first nine months of fiscal 2010, the Company received $11.7 million in cash through equity financings, $0.7 million from the exercise of warrants, and $1.0 million from revenue and asset sales, including the sale of the Tego IP. The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources. However, it is anticipated that further equity financings, and/or asset sales and license agreements will be necessary to fund operations in the future.

The Company’s strategic plan includes focusing on near term revenue opportunities, conserving cash and seeking sources of additional capital. To execute this plan, the Company will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a Subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements and/or sale of securities. The likelihood that any of these events will occur is uncertain, especially in light of the lack of liquidity in the current capital and credit markets. Until such time as one or more of these goals is accomplished, the Company has scaled back operating activities at its Subsidiaries.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. At June 30, 2010, other Subsidiaries included Unidym, Tego, and Agonn. On December 23, 2009, Tego completed a sale of its assets to Luna Innovations, Inc. and is included in the results as Loss from Discontinued Operations. Loss from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include valuing the stock of the Subsidiaries, assumptions to calculate stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, derivative liabilities, noncontrolling interest and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

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

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at any of three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. The Company has two wealth management accounts at the same financial institutions that invest in higher yield money market accounts and in government securities. At June 30, 2010, the Company had uninsured cash deposits totaling $8,933,788. The Company has not experienced any losses in such accounts.

Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the respective useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term.

Intellectual Property—At June 30, 2010, intellectual property consisted of patents and patent applications licensed or purchased in the gross amount of $4,093,624. The accumulated amortization of patents totaled $1,967,882 at June 30, 2010. Patents are amortized over three years to twenty years. The weighted average original amortization period is twelve years. The weighted average remaining amortization period is eight years. Amortization is expected to be $78,906 for the remainder of fiscal 2010, $315,624 in fiscal 2011, and $241,808 for fiscal years 2012, 2013, 2014 and 2015, and $763,980 thereafter. Long-lived assets, such as property, equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

Equity Investments—Arrowhead has a non-controlling equity investment in Nanotope, a privately held biotechnology company, which is recorded in Other Assets. This investment is carried at cost less Arrowhead’s proportionate share of Nanotope’s operating loss for the period since investment. Arrowhead utilizes the equity method of accounting as it owns more than 20% of the voting equity and has the ability to exercise significant influence over this company. This investment is risky as the markets for technologies or products of Nanotope are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in Nanotope. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Minority Equity Investments—The Company’s minority equity investment in Leonardo, a privately held biotechnology company, is recorded in Other Assets. This investment is accounted for under the cost method of accounting, because Arrowhead owns less than 20% of the voting equity and only has the ability to exercise nominal, not significant, influence over this company. This investment is risky as the markets for technologies or products of Leonardo are still in the development stage and such markets may never be significant. Arrowhead could lose its entire investment in Leonardo. Arrowhead monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

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

When there is a change in the Company’s proportionate share of a development-stage Subsidiary resulting from additional equity transactions in a Subsidiary, the change is accounted for as an equity transaction in consolidation. To the extent that the increase in the calculated value of the Company’s interest in the equity of the Subsidiary exceeds the Company’s investment in the offering, that increase in value is referred to as the Company’s “increase in its proportionate share of the Subsidiary’s equity” and the amount is recorded as an increase in the Company’s Additional Paid-in Capital.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and consultants and warrants to purchase Common Stock of the Company. Dilutive earnings (loss) per share has not been presented, because the effect is anti-dilutive.

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This new accounting guidance relates to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In June 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance will be effective for the fiscal year beginning October 1, 2010. The Company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued guidance codified as ASC 470-20, regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, ASC 605-25. This guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries; Calando, Unidym, Tego, and Agonn. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests were accounted for in the consolidated financial statements.

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

Prior to fiscal 2009, Arrowhead invested $8.3 million in Unidym and provided Arrowhead stock with an aggregate value of $5.4 million to facilitate Unidym acquisitions. In fiscal 2009, Unidym raised a total of $4.7 million through the sale of Series C-1 Preferred Stock, of which $2.7 million was invested by Arrowhead.

In fiscal 2008 and fiscal 2009, Arrowhead increased its ownership interest in Unidym through a series of stock exchanges with minority holders of Unidym. In April 2008, Arrowhead acquired 550,000 shares of Unidym common stock from a director and minority holder of Unidym in exchange for $350,000 in cash and restricted Arrowhead Common Stock valued at $200,000. In fiscal 2009, Arrowhead acquired 4.3 million shares of Unidym preferred stock in exchange for 4.3 million shares of Arrowhead Common Stock.

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

In October and November 2009, Arrowhead issued 153,176 shares of Common Stock with an estimated fair market value of $47,485 in exchange for an equal number of shares of Series C Preferred Stock of Unidym, with several minority stockholders of Unidym. In June 2010, Arrowhead received 4,785,077 shares of Series D Preferred Stock of Unidym in exchange for the cancellation of $1,435,523 in accumulated operational loans by Arrowhead to Unidym.

As of June 30, 2010, Arrowhead owned 79% of the outstanding stock of Unidym and 64% on a fully diluted basis.

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc. “Insert”)

On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Prior to the merger, Arrowhead invested an aggregate of $23.2 million in Calando through the purchase of equity, and loans. As a condition of the merger, the Preferred Stock of each of Calando and Insert was converted into common stock and the loans were converted to equity. As a result of the merger, shares of Insert common stock were issued to the stockholders of the former Calando, and Insert changed its name to Calando Pharmaceuticals, Inc.

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

Effective June 23, 2009, to facilitate licensing transactions with a third party, holders (including Arrowhead) of an aggregate of $2.9 million of the Notes, including accrued but unpaid interest, converted the principal and accrued interest into newly authorized Calando Series A Preferred Stock. The non-voting Series A Preferred Stock has a liquidation preference of 2.5 times the Series A Original Issue Price of $1,000 per share and is convertible into common stock at a conversion price of $0.576647 per share. Arrowhead converted all of its Notes representing a principal balance of $800,000, plus accrued but unpaid interest, into 829 shares of Series A Preferred Stock. One third-party Note for $500,000 plus interest remains outstanding.

As of June 30, 2010, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $7,326,126, inclusive of accrued interest of $540,443, which are payable upon demand.

In fiscal 2010, Arrowhead issued 1,220,000 shares of its Common Stock in exchange for 3,050,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 240,000 warrants to purchase Arrowhead Common Stock in exchange for 600,000 warrants to purchase Calando common stock.

As of June 30, 2010, Arrowhead owned 70% of the outstanding shares of Calando and 62% on a fully diluted basis.

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

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries and wound healing. In April 2008, Arrowhead acquired a 5.8% ownership interest in Nanotope. In July and September 2008, Arrowhead acquired 1,801,802 shares of Series B Preferred Stock of Nanotope for two payments of $1 million each, increasing Arrowhead’s ownership interest in Nanotope to approximately 23%. Since inception, Nanotope’s revenue has been negligible. Operating expenses for the three and nine months ended June 30, 2010 were approximately $303,000 and $758,000, respectively. Nanotope’s net loss for the three and nine months ended June 30, 2010 was $300,000 and $748,000, respectively. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of June 30, 2010, Nanotope had indebtedness to Arrowhead in the amount of $269,780 which is expected to be repaid or converted to equity.

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. In April 2008, Arrowhead acquired a 6.13% ownership interest in Leonardo. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of June 30, 2010, Leonardo had indebtedness to Arrowhead in the amount of $273,987 which is expected to be repaid or converted to equity.

NOTE 4. DISCONTINUED OPERATIONS—TEGO BIOSCIENCES CORPORATION

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired for $1,000 the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A1 Preferred Stock for $100,000. On October 25, 2007, Arrowhead purchased 15,000,000 shares of Tego Series A-2 Preferred Stock for $2.4 million. In line with Tego’s revised strategy to focus on the out-license of its technology and to reduce its internal development activities, on November 21, 2008, Tego repurchased from Arrowhead 5,000,000 shares of Tego Series A-1 Preferred Stock for $1.7 million. Arrowhead owns 100% of the outstanding stock of Tego and 75% on a fully diluted basis. As of June 30, 2010, the Company had incurred approximately $1,003,000 of expenses related to Tego since its inception.

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

Due to the sale of substantially all of Tego’s assets, the operations of Tego ceased and the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows associated with the Luna APA, as discussed above, will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

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

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2010, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At June 30, 2010, 70,938,013 shares of Common Stock were outstanding. At June 30, 2010, 1,532,000 shares and 9,721,435 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On July 17, 2009 and August 6, 2009, the Company sold an aggregate of 9,196,642 units in a private placement transaction with institutional and accredited investors. Each unit consisted of one share of Arrowhead Common Stock, at a price of $0.30 per share, and a warrant to purchase an additional share of Common Stock exercisable at $0.50 per share. The warrants became exercisable on January 18, 2010 and February 7, 2010, and remain exercisable until June 30, 2014. The warrants can be called for redemption by the Company as the redemption feature provided for in the warrants has been met. Gross proceeds of the offering totaled approximately $2.76 million.

On December 11, 2009, the Company sold an aggregate of 5,083,430 units in a private placement transaction with accredited investors. Each unit consisted of one share of Arrowhead Common Stock and a warrant to purchase an additional share of Common Stock exercisable at $0.509 per share. The unit price was $0.634, based upon the closing bid price on the Company’s Common Stock on December 11, 2009, which was $0.509, plus $0.125 for the purchase of the warrant. The warrants became exercisable on June 12, 2010 and remain exercisable until December 11, 2014. The redemption feature provided for in the warrants has been met and may be called for redemption by the Company on December 12, 2010. Gross proceeds of the offering were approximately $3.2 million.

On June 17, 2010, the Company sold an aggregate of 6,592,989 units at a price of $1.312 per unit in a registered offering to institutional and individual investors. Each unit consisted of one share of Arrowhead Common Stock and a warrant to purchase 0.5 share of Common Stock exercisable at $1.65 per share. The warrants contain an antidilution provision which can result in an adjustment to the exercise price under certain circumstances (see Note 10 for additional information). Gross proceeds from the offering were $8.65 million before deducting placement agent commission and other offering expenses.

The following table summarizes information about warrants outstanding at June 30, 2010:

Exercise prices	Number of Warrants	Remaining Life in Years
$5.04	1,235,994	0.5
$7.06	948,969	6.9
$2.00	3,863,999	3.1
$0.50	8,265,309	4.0
$0.51	4,925,701	4.5
$1.65	3,296,497	5.5

Total warrants outstanding	22,536,469

NOTE 7. LEASES

As of June 30, 2010, the Company leased the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead	7,388 sq ft	$18,101	March 1, 2006	62 Months
Unidym	20,500 sq ft	$26,650	October 1, 2008	60 Months

Facility and equipment rent expense for the three months ended June 30, 2010 and 2009 was $106,994 and $397,578, respectively. Facility and equipment rent expense for the nine months ended June 30, 2010 and 2009 was $360,990 and $1,080,219, respectively. From inception to date, rent expense has totaled $4,656,820.

NOTE 8. OBLIGATIONS UNDER CAPITALIZED LEASE

As part of the purchase of Nanoconduction, the Company assumed a capitalized lease for equipment valued at $1,677,000. Research and development equipment under capitalized lease was allocated a cost of $0 at the Nanoconduction acquisition by Unidym as the equipment has no alternative use.

At June 30, 2010, the future minimum commitments remaining under capitalized leases are as follows:

Capitalized lease payable in one remaining installments of $75,344, due in July 2010, secured by equipment at Unidym.	$75,344

Less interest	(499)

Present value of future minimum payments	74,845
Less current portion	74,845

Long term portion	$—

NOTE 9. STOCK BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 9,721,435 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of June 30, 2010, there were options granted and outstanding to purchase 1,532,000 and 5,163,838 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended June 30, 2010, 190,000 options were granted under the 2004 Equity Incentive Plan.

In connection with a private offering in fiscal 2009, directors, officers and employees of the Company agreed to forfeit options to purchase 4,005,000 shares of Common Stock with exercise prices ranging from $2.52 to $6.83. In consideration of the forfeiture of the option grants, other existing grants to purchase 450,000 shares were accelerated such that the awards are fully vested on the one year anniversary of the date of grant. The cancellation was effective July 17, 2009.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2008	8,007,632	$3.24
Granted	460,000	0.85
Canceled	(5,566,044)	3.88
Exercised	—	—

Balance at September 30, 2009	2,901,588	1.73
Granted	2,250,000	0.53
Canceled	—	—
Exercised	—	—

Balance at December 31, 2009	5,151,588	$1.21
Granted	1,384,250	0.52
Canceled	—	—
Exercised	—	—

Balance at March 31, 2010	6,535,838	$1.06
Granted	190,000	1.53
Canceled	23,125	1.11
Exercised	6,875	1.11

Balance at June 30, 2010	6,695,838	$1.08	7.6 years	$2,311,815
Exercisable at June 30, 2010	3,576,641	$1.41	6.4 years	$470,517

Stock-based compensation expense for the nine months ended June 30, 2010 and 2009 was $1,039,357 and $1,978,771, respectively, and is included in salary expense in the Company’s consolidated statements of operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

At June 30, 2010, there were 4,557,597 options available for future grants under Arrowhead’s 2004 Equity Incentive Plan.

The fair value of the options granted by Arrowhead for the nine months ended June 30, 2010 and 2009 is estimated at $1,811,340 and $230,000, respectively.

As of June 30, 2010, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,676,677 will be recognized in our results of operations over a weighted average period of 1.7 years. As of June 30, 2010, the pre-tax compensation expense for all unvested stock options at Unidym and Calando in the amount of approximately $619,036 will be recognized in our results of operations over a weighted average period of 2.7 and 1.7 years, respectively.

No options were granted by Calando or Unidym during the three months ended June 30, 2010. During the three months ended June 30, 2009, Unidym issued 920,000 options.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2010	2009
Dividend yield	—	—
Risk-free interest rate	2.62% to 3.42%	2.34% to 3.0%
Volatility	100%	81%
Expected life (in years)	5 to 6.25	6
Weighted average grant date fair value per share of options granted	$0.47	$0.64

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the seven-year Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

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

The following table summarizes fair value measurements at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$8,983,446	$—	$—	$8,983,446
Derivative liabilities	$—	$—	$2,617,679	$2,617,679

As part of the equity financing on June 17, 2010, as described in Note 6, Arrowhead issued 3,296,497 warrants (the “Warrants”) that contain antidilution protection. Under the provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, except for certain excluded securities as defined in the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using the Black-Scholes option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the period from the issuance of the Warrants on June 17, 2010 through June 30, 2010, the Company recorded a gain from the change in fair value of the derivative liability of $1,552,228. The assumptions used in valuing the derivative liability were as follows:

Risk free interest rate	2%
Expected life	5.5 Years
Dividend yield	none
Volatility	100%

During 2009, Arrowhead’s subsidiary, Unidym, issued Series D Preferred Stock. The rights of the Preferred Stock necessitate the presentation of the fair value of the conversion feature as a liability as prescribed under ASC 815. These rights include those that protect the holders from decline in Unidym’s stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in the statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability at June 30, 2010 were as follows:

Risk free interest rate	1%
Expected life	3 Years
Dividend yield	none
Volatility	30%

The following is a reconciliation of the derivative liability for the nine months ended June 30, 2010:

Value at October 1, 2009	$0
Issuance of instruments	4,169,907
Decrease in value	(1,552,228)
Net settlements	—

Value at June 30, 2010	$2,167,679

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

By providing strategic management, financing, and operational services to its subsidiaries, Arrowhead takes an active role in their development, allowing the business and technical development teams at the subsidiary companies to remain focused on near-term revenue opportunities and capital efficiency. Arrowhead’s ultimate goal is to monetize the value of its subsidiaries through an initial public offering of subsidiary stock or a sale of a subsidiary to another company. Alternatively, Arrowhead could retain ownership of its subsidiary to capture its continuing cash flow and income.

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

Liquidity and Capital Resources

At June 30, 2010, the Company had approximately $9.0 million in cash to fund operations. Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. During fiscal 2009, the Company raised $7.3 million in cash through equity and debt financings, including $2.5 million raised by Calando through the sale of senior unsecured convertible promissory notes, and $2.0 million raised by Unidym through the sale of newly issued shares of Series C-1 Preferred Stock. Also during fiscal 2009, the Company obtained an additional $4.4 million from the sales of assets, products and license fees, including the sale by Unidym of its equity interest in Ensysce BioSciences Inc. for $700,000. During the first nine months of fiscal 2010, the Company raised $11.7 million in cash through equity financings, $0.7 million from the exercise of warrants, and $1.0 million from revenue and asset sales, including the sale of the Tego IP. The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

Since inception in May 2003, the Company has incurred significant losses. Cash and cash equivalents increased during the first nine months of fiscal 2010 by $7.0 million to $9.0 million at June 30, 2010 from $2.0 million at September 30, 2009. The increase in cash was mainly due to proceeds from the issuance of Common Stock of $12.4 million, proceeds from the disposal of Tego of $0.4 million, cash collections from revenue of $0.4 million, offset by cash operating expenses of approximately $5.5 million and cash payments on capital leases of $0.7 million. The Company invests available cash in certificates of deposit, U.S. government obligations and high grade commercial paper. The Company’s investment objectives are primarily to preserve capital and liquidity and secondarily to obtain investment income.

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

Majority-owned Subsidiaries

Calando

Calando is a clinical stage oncology drug delivery company. Calando has developed proprietary technologies to create targeted siRNA-based therapeutics. Calando’s innovative RONDEL™ nanoparticle system has been designed to solve the long-standing obstacle of safe and effective delivery and targeting for siRNA therapeutics. Calando’s focus is on the treatment of cancer. Calando’s clinical stage drug candidate, CALAA-01, based on siRNA and the RONDEL™ system, is currently undergoing a Phase I clinical study. The trial is utilizing a dose escalation protocol, which is nearing the highest dose in the protocol and has yielded promising results with no serious side effects. Calando plans to complete the Phase I trial in 2010, and is seeking a partner for the further development of both the siRNA delivery platform and CALAA-01.

In March 2010, results were published from a study using samples from Calando’s Phase I clinical trial, which demonstrated systemic delivery of siRNA and the successful “silencing” of a widely recognized cancer gene via RNA interference in humans. This represents a breakthrough for Calando, as well as its proprietary RONDELTM delivery system. The Company’s management believes that these proof-of-concept data are the first of their kind and could prove to be a significant development in the advancement of RNAi therapeutics.

In June 2009, after completion of a Phase 1 clinical trial with a positive safety profile and indications of efficacy, Cyclosert and its associated clinical candidate, IT-101, were licensed for further development to Cerulean Pharma, Inc. Under the terms of the agreements, Cerulean will pay Calando future potential partnering, milestone and royalty payments as the development of Cyclosert and IT-101 progresses.

We believe there is an opportunity to derive value from the further development both the RONDEL™ and Cyclosert drug delivery systems, as they have demonstrated the ability to enhance and enable the delivery of diverse pharmaceutical entities, including peptides and small molecules, as well as other RNA and DNA-based oligonucleotides. At June 30, 2010, Arrowhead’s ownership interest in Calando was 70% and 62% on a fully diluted basis.

The development of CALAA-01 and IT-101 are preliminary, and there is no assurance that they will be successful. There are numerous technical, regulatory and marketing challenges that must be overcome to successfully commercialize Calando’s products, including, but not limited to the following:

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

Unidym

Unidym is a leader in the commercialization of carbon nanotube (CNT)-based transparent, conductive films (TCFs) for the electronics industry. TCFs are a critical component in devices such as touch panels, displays and thin-film solar cells. For example, both touch panels and liquid crystal displays (LCDs) typically employ two TCF layers per device. Unidym’s TCFs offer substantial advantages over the incumbent technology, indium-based metal oxides, including improved durability, lower processing costs, and lower overall cost structure. Unidym is working in close collaboration with customers, particularly in Asia where the majority of the world’s display manufacturing is located. Unidym is initially focused on the touch-panel market and expects modest revenue from sales of its films in the near term. During the first nine months of fiscal 2010, Unidym continued business and technical development for its films. Two of Unidym’s joint development agreements with Samsung Electronics, Co., Ltd. were extended, and Unidym entered into an agreement to form a joint venture in Korea to market and co-develop film and electronic ink products for the Korean touch panel and display industries.

The development, production and sale of Unidym’s products have required, and are expected to continue to require significant investment and time. There are a variety of technical, cost and marketing barriers that must be overcome. It is not possible at this time to predict the final cost of developing Unidym’s transparent conductive film or other CNT products, the final cost of scaling up the production process, when or if Unidym will generate significant licensing revenue or when or if Unidym will become profitable. At June 30, 2010, Arrowhead’s ownership interest in Unidym was 79% and 64% on a fully diluted basis.

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

Minority Investments

Nanotope, Inc.

Nanotope is an early stage nano-biotechnology company developing advanced materials for regeneration and wound healing. Arrowhead has a 23% ownership interest in Nanotope and accounts for its investment in Nanotope using the equity method of accounting. Nanotope is positioned to enter into a commercialization corporate partnership in 2010 and expects to be able to start a first round of clinical trials in 2010. Nanotope’s model is to partner product candidates prior to clinical trials and, therefore, assume no clinical costs. As of June 30, 2010, Nanotope had indebtedness to Arrowhead in the amount of $269,780 which is expected to be repaid or converted to equity.

Leonardo Biosystems, Inc.

Leonardo is a drug delivery company based on technology developed by Dr. Mauro Ferrari, one of the world’s best-known nano-cancer scientists. Leonardo’s research is focused on developing an advanced set of nanotechnology tools to deliver anti-cancer therapeutics. Arrowhead has a 5% ownership interest in Leonardo and accounts for its investment using the cost method of accounting. As of June 30, 2010, Leonardo had indebtedness to Arrowhead in the amount of $273,987 which is expected to be repaid or converted to equity.

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

Results of Operations

The Company had a consolidated loss attributable to Arrowhead of approximately $0.4 million for the three months ended June 30, 2010, compared to a consolidated loss attributable to Arrowhead of $2.5 million for the three months ended June 30, 2009.

The primary reason for the decrease in the fiscal 2010 quarterly loss was the noncash gain recorded as the change in the value of a derivative liability. Additionally, operating changes contributed to the decrease in the quarterly loss: the number of management and staff employees at Arrowhead declined over fiscal 2009 and other cost savings measures were instituted, including the closure of Arrowhead’s New York office and reduction in scientific advisory fees.

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

During the three months ended June 30, 2010 and March 31, 2010 the Company experienced similar operating losses and cash burn. As of the end of fiscal 2009, the Company had completed its cost reduction programs, and does not expect further reductions in it operating expenses or cash burn.

Revenue

The Company generated revenue of $133,990, and $2,633,191 during the three months ended June 30, 2010 and 2009, respectively. Revenue for the three months ended June 30, 2010 consisted primarily of Unidym sales of CNTs and inks, and revenue for the three months ended June 30, 2009 consisted primarily of $1,750,000 from license fees from Calando, $684,531 from the sales of inventory by Calando, and $198,660 from the sales of CNTs and inks by Unidym. Revenues from sales of carbon nanotubes are expected to decline in fiscal 2010 as Unidym depletes its inventories and transfers its bulk carbon nanotube production to a third party in exchange for payments based on the third party sales. Unidym anticipates continued modest revenue from film sales throughout the remainder of fiscal 2010.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and nine months ended June 30, 2010 and 2009.

Salary & Wage Expenses – Three and nine months ended June 30, 2010 compared to the three and nine months ended June 30, 2009

Arrowhead employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity-based compensation in the form of stock options. Salary and benefits are allocated to two major categories: general and administrative (“G&A”) compensation related expense and research and development (“R&D”) compensation related expense depending on the primary activities of each employee. The following tables provide detail of salary and wage expenses for the three and nine months ended June 30, 2010 as compared to the three and nine months ended June 30, 2009.

(in thousands)

	Three Months Ended June 30, 2010	% of Expense Category	Three Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
G&A - compensation-related	$172	19%	$(50)	-6%	$222	-444
Stock-based compensation	441	48%	555	63%	(114)	-21%
R&D - compensation-related	301	33%	379	43%	(78)	-21%

Total	$914	100%	$884	100%	$30	3%

(in thousands)
	Nine Months Ended June 30, 2010	% of Expense Category	Nine Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
G&A - compensation-related	$1,190	39%	2,320	36%	$(1,130)	-49%
Stock-based compensation	1,039	34%	1,979	31%	(940)	-47%
R&D - compensation-related	835	27%	2,146	33%	(1,311)	-61%

Total	$3,064	100%	$6,445	100%	$(3,381)	-52%

During the nine months ended June 30, 2010, G&A compensation expense decreased due to a reduction in the number of employees across all entities during fiscal 2009. During the three months ended June 30, 2010, G&A compensation expenses increased as the prior year quarter reflected a one-time benefit from the reduction of a severance accrual.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options. This expensing of stock-based compensation is based upon the estimated fair value of the awards issued. During fiscal 2009, the Company cancelled options to purchase approximately 5.6 million shares due to employee terminations and voluntary terminations of stock options to facilitate financing transactions in July and August 2009. These cancellations resulted in lower stock-based compensation expense during the three and nine months ended June 30, 2010, as compared to the three and nine months ended June 30, 2009. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees.

R&D compensation expense decreased significantly during the three and nine months ended June 30, 2010, as compared to the three and nine months ended June 30, 2009. This reduction is primarily due to Unidym’s reduction in research scientists and process engineers in conjunction with the closure of Unidym’s Texas facility. Calando has also reduced laboratory personnel in connection with its decision in June 2009 to license its technology and close its laboratory facility. Two employees have been retained to complete the CALAA-01 clinical study and to facilitate partnership arrangements for Calando’s technology.

General & Administrative Expenses – Three and nine months ended June 30, 2010 compared to the three and nine months ended June 30, 2009

The following tables provide detail of G&A expenses for the three and nine months ended June 30, 2010 as compared to the three and nine months ended June 30, 2009.

(in thousands)

	Three Months Ended June 30, 2010	% of Expense Category	Three Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Professional/outside services	$323	38%	$487	47%	$(164)	-34%
Recruiting/relocation	45	5%	1	0%	44	4400%
Patent expense	206	24%	182	18%	24	13%
Facilities and related	54	6%	67	7%	(13)	-19%
Travel	79	9%	63	6%	16	25%
Business insurance	13	1%	87	9%	(74)	-85%
Depreciation	20	2%	34	3%	(14)	-41%
Communication and technology	36	4%	37	4%	(1)	-3%
Office expenses	23	3%	28	3%	(5)	-18%
Other	70	8%	30	3%	40	133%

Total	$869	100%	$1,016	100%	$(147)	-14%

(in thousands)
	Nine Months Ended June 30, 2010	% of Expense Category	Nine Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Professional/outside services	$1,047	45%	$1,680	46%	$(633)	-38%
Recruiting/relocation	46	2%	32	1%	14	44%
Patent expense	278	12%	559	15%	(281)	-50%
Facilities and related	193	8%	209	6%	(16)	-8%
Travel	179	8%	347	10%	(168)	-48%
Business insurance	199	8%	317	9%	(118)	-37%
Depreciation	67	3%	107	3%	(40)	-37%
Communication and technology	99	4%	158	4%	(59)	-37%
Office expenses	82	3%	131	4%	(49)	-37%
Other	159	7%	87	2%	72	83%

Total	$2,349	100%	$3,627	100%	$(1,278)	-35%

Professional/outside services include legal, accounting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $323,000 during the three months ended June 30, 2010, compared to $487,000 in the comparable prior period. During the nine months ended June 30, 2010, professional/outside services expense was $1,047,000, compared to $1,680,000 in the comparable prior period. The decrease in professional fees primarily relates to a reduction in expenses at Arrowhead primarily related to lower legal and printing fees, and lower fees at Calando, primarily due to the non-recurrence of fees associated with a financing in the prior period. Additionally, the prior year included certain legal fees related to the licensing of IT-101 at Calando, which were not repeated. These reductions were somewhat offset by higher costs related to NASDAQ fees associated with increased shares outstanding.

Recruiting/relocation fees were $45,000 during the three months ended June 30, 2010, compared to $1,000 in the comparable prior period. During the nine months ended June 30, 2010, recruiting/relocation costs were $46,000, compared to $32,000 in the comparable prior period. Recruiting/relocation fees during the quarter ended June 30, 2010 were primarily related to relocation fees at Arrowhead in the current quarter, while costs in the prior year primarily related to relocation costs at Unidym.

Patent expense was $206,000 during the three months ended June 30, 2010, compared to $182,000 in the comparable prior period. During the nine months ended June 30, 2010, patent expense was $278,000, compared to $559,000 in the comparable prior period. Patent expense was comparable in the current quarter; for the nine months ended June 30, 2010, patent expense decreased $131,000 at Calando, and patent expense decreased $98,000 at Unidym. Patent expense during the nine months ended June 30, 2009 was primarily related to patent costs at Calando of $312,000 prior to the license agreements to Cerulean, and $195,000 at Unidym for patent costs related to Nanoconduction, which were not repeated. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense was $79,000 during the three months ended June 30, 2010, compared to $63,000 in the comparable prior period. During the nine months ended June 30, 2010, travel expense was $179,000, compared to $347,000 in the comparable prior period. Travel expense includes recurring expenses related to travel by Company personnel to and from Company locations in Pasadena and Northern California. Travel expense is also incurred as the Company pursues business initiatives and collaborations throughout the world with other companies and for marketing, investor relations, fund raising and public relations purposes. During the nine months ended June 30, 2010, travel expense decreased $168,000, compared to the nine months ended June 30, 2009 primarily due to a reduction of travel costs at Unidym of $146,000 due to the reduction in the number of employees, mainly as a result of the closure of its Texas facility. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $13,000 during the three months ended June 30, 2010, compared to $87,000 in the comparable prior period. During the nine months ended June 30, 2010, business insurance expense was $199,000, compared to $317,000 in the comparable prior period. The decrease in the cost of business insurance is primarily related to a refund received in June 2010 of $55,000 at Calando related to an adjustment in clinical insurance costs from a previous year based on the number of enrolled patients. Also, business insurance is lower due to generally lower rates in insurance markets and a reduction in coverage for clinical trials with the termination of the Phase 2 clinical study for IT-101, and the reduction in the number of facilities at Unidym requiring insurance. This expense can fluctuate as a result of changes in the market and the status of clinical trials.

Communication and technology expense was $36,000 during the three months ended June 30, 2010, compared to $37,000 in the comparable prior period. During the nine months ended June 30, 2010, communication and technology expense was $99,000, compared to $158,000 in the comparable prior period. The decrease in communication and technology cost is due to lower technology consulting expense at Unidym due to the closure of its Texas facility, and generally lower telephone and software maintenance cost at Arrowhead and Calando.

Office expense was $23,000 during the three months ended June 30, 2010, compared to $28,000 in the comparable prior period. During the nine months ended June 30, 2010, office expense was $82,000, compared to $131,000 in the comparable prior period. The reduction in office expense is primarily related to the closing of the facilities and the reduction in employees.

Research and Development Expenses – Three and nine months ended June 30, 2010 compared to the three and nine months ended June 30, 2009

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following tables provide detail of research and development expenses for the three and nine months ended June 30, 2010, as compared to the three and nine months ended June 30, 2009.

(in thousands)

	Three Months Ended June 30, 2010	% of Expense Category	Three Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Outside labs & contract services	$10	4%	$260	10%	$(250)	-96%
License, royalty & milestones	13	6%	31	1%	(18)	-58%
Purchased in process R&D	—	0%	1,662	67%	(1,662)	-100%
Laboratory supplies & services	8	4%	17	1%	(9)	-53%
Facilities and related	93	40%	359	14%	(266)	-74%
Sponsored research	25	11%	50	2%	(25)	-50%
Depreciation - R&D-related	63	28%	131	5%	(68)	-52%
Other research expenses	16	7%	—	0%	16	N/A

Total	$228	100%	$2,510	100%	$(2,282)	-91%

(in thousands)

	Nine Months Ended June 30, 2010	% of Expense Category	Nine Months Ended June 30, 2009	% of Expense Category
					Increase (Decrease)
					$	%
Outside labs & contract services	$126	15%	$3,741	48%	$(3,615)	-97%
License, royalty & milestones	89	10%	386	5%	(297)	-77%
Purchased in process R&D	—	0%	1,661	21%	(1,661)	-100%
Laboratory supplies & services	—	0%	268	3%	(268)	-100%
Facilities and related	282	33%	1,022	13%	(740)	-72%
Sponsored research	75	9%	170	2%	(95)	-56%
Depreciation - R&D-related	204	24%	404	5%	(200)	-50%
Other research expenses	81	9%	253	3%	(172)	-68%

Total	$857	100%	$7,905	100%	$(7,048)	-89%

Outside lab and services expense was $10,000 during the three months ended June 30, 2010, compared to $260,000 in the comparable prior period. During the nine months ended June 30, 2010, outside lab and services expense was $126,000, compared to $3,741,000 in the comparable prior period. The decrease of $250,000 during the current quarter is primarily related to the curtailment of outside lab services at Calando and, to a lesser extent, reduction of costs at Unidym. The decrease of $3.6 million during the nine months ended June 30, 2010 is primarily related to a reduction in outside lab services of $2.8 million at Calando and a reduction of $648,000 at Unidym. The reduction at Calando was a result of the advanced state of the IT-101 phase 1 clinical trial, the decision to close the IT-101 phase 2 clinical trials in connection with the agreement with Cerulean, completion of preparatory work for the CALAA-01 phase 1 clinical trial and the suspension of development efforts for CALAA-02. During fiscal 2009, process development and preclinical expenses for Calando’s drug candidate CALAA-02, together with the clinical trial expenses for CALAA-01 (Phase I) and IT-101 (Phase I and II) totaled approximately $2.9 million. However, the expenses were significantly reduced by June 30, 2009 when the Calando facility was closed.

Licensing fees, royalty and milestones expense was $13,000 during the three months ended June 30, 2010, compared to $31,000 in the comparable prior period. During the nine months ended June 30, 2010, licensing fees, royalty and milestones expense was $89,000, compared to $386,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the nine months ended June 30, 2010 were primarily due to $50,000 fees related to Rice University for license fees. Licensing fees, royalty and milestones expenses during the nine months ended June 30, 2009 consisted primarily of amounts paid by Unidym under the terms of its license agreement with Rice University in the amount of $57,000, and Calando’s license fees to Caltech in the amount of $35,000, as well as an accrual of $200,000 related to the Nanoconduction acquisition, which was a one-time occurrence and not repeated in fiscal 2010.

Laboratory supplies and services expense was $8,000 during the three months ended June 30, 2010, compared to $17,000 in the comparable prior period. During the nine months ended June 30, 2010, laboratory supplies and services expense was $0, compared to $268,000 in the comparable prior period. Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory. The decrease in laboratory supplies and services expense was due to a reduction of $220,000 at Unidym due to the closure of the Texas facility, and a reduction of $48,000 at Calando due to the closure of its laboratory.

Facilities expense was $93,000 during the three months ended June 30, 2010, compared to $359,000 in the comparable prior period. During the nine months ended June 30, 2010, facilities expense was $282,000, compared to $1,022,000 in the comparable prior period. The decrease in facilities related expenses primarily related to the closure of Unidym’s Texas facilities and Menlo Park, California facility.

Sponsored research expense was $25,000 during the three months ended June 30, 2010, compared to $50,000 in the comparable prior period. During the nine months ended June 30, 2010, sponsored research expense was $75,000, compared to $170,000 in the comparable prior period. Sponsored research expense during the quarter related to Unidym’s funding of a project at Duke University. Sponsored research expense decreased during the nine months ended June 30, 2010, as compared to the prior year, as projects were completed at the University of Florida, and terminated at Caltech. No new research projects have been added during fiscal 2010. The only sponsored research agreement currently in place is Unidym’s agreement with Duke University.

Depreciation expense was $63,000 during the three months ended June 30, 2010, compared to $131,000 in the comparable prior period. During the nine months ended June 30, 2010, depreciation expense was $204,000, compared to $404,000 in the comparable prior period. The decrease in depreciation expense is primarily due to the disposal of laboratory equipment and leasehold improvements related to closure of Unidym’s and Calando’s laboratory facilities in fiscal 2009.

The table below sets forth the approximate amount of Arrowhead’s cash expenses for research and development projects at each Subsidiary for the periods described below.

Name of Subsidiary / Project	Project expenses for three months ended June 30, 2010	Project expenses for nine months ended June 30, 2010	Project expenses from inception of Project through June 30, 2010

Calando Pharmaceuticals, Inc. / CALAA-01 & IT 101	$0.5 Million	$0.7 Million	$40.8 Million

Unidym, Inc. / Thin Film Carbon Nanotubes	$1.0 Million	$2.9 Million	$28.9 Million

Consulting – Three and nine months ended June 30, 2010 compared to the three and nine months ended June 30, 2009

Consulting expense was $208,000 during the three months ended June 30, 2010, compared to $428,000 in the comparable prior period. During the nine months ended June 30, 2010, consulting expense was $387,000, compared to $1,361,000 in the comparable prior period. This reduction is primarily related to a reduction in consulting fees at Calando. With the completion of the Phase 2 trial for IT-101 and its ultimate licensing to a third party for development, consulting for clinical studies has decreased significantly.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in fiscal 2010.

Other income (expense) – Three and nine months ended June 30, 2010 compared to the three and nine months ended March 31, 2009

Other income was $1.5 million during the three months ended June 30, 2010, compared to expense of $205,000 in the comparable prior period. The primary component of the other income in the current quarter was a noncash gain from the change in value of a derivative liability of $1,552,228. During the nine months ended June 30, 2010, other income was $1.4 million compared to other income of $362,000 in the comparable prior period. This change was driven by the change in value of derivative liabilities, somewhat offset by the nonrecurrence of a gain on the sales of an equity investment in Ensysce of $700,000 during the quarter ended December 31, 2009.

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

Capital Lease Obligations

In connection with its acquisition of Nanoconduction, Unidym assumed an equipment lease of $1,677,000, bearing interest at 8% with a remaining principal balance of $74,845 as of June 30, 2010. The lease requires one additional monthly payment of principal and interest of $75,344, which was made in July 2010. The equipment lease is secured by research and development assets at Nanoconduction.

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

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company’s status as a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Risks Related to Our Financial Condition

We have limited cash resources.

Our plan of operations is to provide substantial amounts of development funding and financial support for our majority-owned subsidiaries over an extended period of time. Our Board of Directors adopted a cash conservation strategy that reduced corporate expenses and scaled back our financial support for our majority-owned subsidiaries, Unidym and Calando. This has influenced Unidym’s decision to engage partners for its capital-intensive bulk CNT manufacturing and concentrate its resources on its CNT inks and CNT-based film products and Calando’s decision to curtail internal R&D efforts for its drug delivery platforms and clinical candidates and seek partners for future development of its drug candidates. Management has developed a plan based upon its current cash resources and its latest financing (See Note 6 – Stockholder’s Equity). The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources.

However, we may need to obtain additional capital to further our development efforts, and we to do so by out-licensing technology, selling one or more of our subsidiaries, securing funded partnerships, conducting one or more private placements of equity securities of the Company or our subsidiaries, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. However, there can be no assurance that we will be successful in any of these endeavors or, if we are successful, that such transactions will be accomplished on favorable terms. If we are unable to obtain additional capital, we will be required to implement additional cash saving measures by limiting further activities at Unidym, or at Arrowhead, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our plan of operations. Even if we are successful in obtaining additional capital, because we and each Subsidiary are separate entities, it could be difficult or impossible to allocate funds in a way that meets the needs of all entities.

The current financial market conditions may exacerbate certain risks affecting our business.

Neither the Company nor our subsidiaries generate substantial revenue, and, to date, our operations, research and development activities have been primarily funded through the sale of Company securities and securities of our subsidiaries. Current market conditions are likely to impair our ability to raise the capital we need. If we are unable to secure additional cash resources from the sale of securities or other sources, it could become necessary to further slow, interrupt or close down development efforts at Unidym. In addition, we may have to make additional reductions in expenses at the Company, which could impair our ability to manage our business and our subsidiaries. Even if investment capital is available to us, the terms may be onerous in light of the state of the current market. If investment capital is needed and available to Unidym and/or Calando and the Company does not have the funds to make a pro rata investment, our ownership interest could be significantly diluted. The sale of additional Company stock to fund operations could result in significant dilution to stockholders.

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

Our Common Stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. In the past, we have been subject to delisting procedures due to a drop in the price of our Common Stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on June 30, 2010, our Common Stock had a closing bid price of $1.10 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of June 30, 2010, based on our closing price as of that day, the market value of our securities held by non-affiliates exceeded $75,000,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President, is the founder, CEO and a board member of each of Nanotope, a regenerative medicine company that is separately financed in which the Company owns a 23% interest, and Leonardo, a drug delivery company in which the Company owns a 4.9% interest. Dr. Anzalone owns a noncontrolling interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of June 30, 2010, 70,938,013 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. As of June 30, 2010, 1,532,000 shares and 9,721,435 shares were reserved for issuance upon exercise of options granted under our 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively. As of June 30, 2010, there were warrants outstanding to purchase 22,536,469 shares of Common Stock. The majority of the warrants are callable by us under certain market conditions. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

4.1	Form of Common Stock Warrant (1)

10.1	Placement Agent Agreement (1)

10.2	Form of Subscription Agreement (1)

10.3	Letter Agreement between Arrowhead Research Corporation and R. Bruce Stewart (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference from the current report on Form 8-K filed by the registrant on June 18, 2010
(2)	Incorporated by reference from the current report on Form 8-K filed by the registrant on May 28, 2010

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2010

ARROWHEAD RESEARCH CORPORATION

By:	/s/ KENNETH A. MYSZKOWSKI
Kenneth A. Myszkowski
Chief Financial Officer