Form 10-Q
period 2010-12-31
ARROWHEAD RESEARCH CORP
filed 2011-02-10
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated ☐		Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 4, 2011 was 71,806,694.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,466,804	$6,847,162
Trade receivable, net of allowance for doubtful accounts of $89,589 at December 31, 2010 and $90,789 at September 30, 2010	4,587,173	58,864
Other receivables	785,709	871,819
Prepaid expenses	182,383	239,097
Other current assets	18,470	114,833

TOTAL CURRENT ASSETS	11,040,539	8,131,775
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	335,784	335,784
Research equipment	752,850	752,850
Software	150,445	150,445
Leasehold improvements	78,594	78,594

	1,317,673	1,317,673
Less: Accumulated depreciation and amortization	(1,219,867)	(1,176,404)

NET PROPERTY AND EQUIPMENT	97,806	141,269
OTHER ASSETS
Rent deposit	34,735	34,735
Patents	1,967,929	2,046,836
Investment in Nanotope Inc., equity basis	1,861,754	1,812,927
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,051,418	4,081,498

TOTAL ASSETS	$15,189,763	$12,354,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,423,844	$681,563
Accrued expenses	2,840,142	471,236
Accrued payroll and benefits	171,213	191,425
Accrued severance	23,500	23,500
Derivative liability	1,943,252	2,408,522
Note payable	500,000	500,000

TOTAL CURRENT LIABILITIES	7,901,951	4,276,246

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 71,806,694 and 71,720,137 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	71,822	71,735
Additional paid-in capital	120,157,693	119,716,834
Subscription receivable	—	—
Accumulated deficit during the development stage	(112,180,549)	(110,742,867)

Total Arrowhead Research Corporation stockholders’ equity	8,048,966	9,045,702
Noncontrolling interest	(761,154)	(967,406)

TOTAL STOCKHOLDERS’ EQUITY	7,287,812	8,078,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,189,763	$12,354,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	May 7, 2003 (Inception) to December 31, 2010
REVENUE	$4,994,969	$148,068	$13,122,705
OPERATING EXPENSES
Salaries	1,056,437	1,104,103	45,388,905
Consulting	230,528	101,239	8,576,726
General and administrative expenses	1,128,957	746,250	27,378,461
Research and development	3,509,458	277,788	58,241,089
Patent amortization	78,906	78,906	2,180,997

TOTAL OPERATING EXPENSES	6,004,286	2,308,286	141,766,178

OPERATING LOSS	(1,009,317)	(2,160,218)	(128,643,473)
OTHER INCOME (EXPENSE)
Gain (loss) on equity of investments—Nanotope	48,826	(48,639)	(511,247)
Gain on sale of stock in subsidiary	—	—	2,292,800
Gain on sale of equity of investments—Ensysce	—	—	700,000
Gain (loss) on sale of fixed assets, net	—	—	(66,493)
Realized and unrealized gain in marketable securities	—	—	382,264
Interest income (expense), net	3,338	(22,025)	2,765,268
Change in value of derivative liability	465,270	—	2,226,655
Other income	—	220	90,858

TOTAL OTHER INCOME	517,434	(70,444)	7,880,105

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(491,883)	(2,230,662)	(120,763,368)
Provision for income taxes	742,500	—	742,500

LOSS FROM CONTINUING OPERATIONS	(1,234,383)	(2,230,662)	(121,505,868)
Gain (loss) from discontinued operations	2,953	(15,767)	(8,564,820)
Gain (loss) on disposal of discontinued operations	—	430,000	789,375

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,953	414,233	(7,775,445)

NET LOSS	(1,231,430)	(1,816,429)	(129,281,313)
Net (income) loss attributable to noncontrolling interests	(206,252)	271,502	17,264,724

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(1,437,682)	$(1,544,927)	$(112,016,589)

Earnings per share—basic and diluted:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.02)	$(0.04)
Income from discontinued operations attributable to Arrowhead common shareholders	—	0.01

Net loss attributable to Arrowhead shareholders	$(0.02)	$(0.03)

Weighted average shares outstanding—basic and diluted	71,779,410	58,649,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through December 31, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage of ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	6,875	7	7,624	—	—	—	7,631
Issuance of Series D Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813	—	—	—	3,222,896
Common stock issued @ $1.312 per share	6,592,989	6,593	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	1,220,000	1,220	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	153,176	153	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	2,251,893	2,251	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	71,720,137	$71,735	$119,716,834	$—	$(110,742,867)	$(967,406)	$8,078,296

Exercise of warrants	86,557	87	43,192	—	—		43,279
Stock-based compensation	—	—	397,667	—	—	—	397,667
Net income (loss) for quarter ended December 31, 2010	—	—	—	—	(1,437,682)	206,252	(1,231,430)

Balance at December 31, 2010	71,806,694	$71,822	$120,157,693	$—	$(112,180,549)	$(761,154)	$7,287,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	May 7, 2003 (Date of inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,231,430)	$(1,816,429)	$(129,281,313)
Net (income) loss attributable to nonconrolling interests	(206,252)	271,502	17,264,724

Net loss attributable to Arrowhead	(1,437,682)	(1,544,927)	(112,016,589)
(Income) loss from discontinued operations	(2,953)	(414,233)	7,775,445
Realized and unrealized (gain) loss on investment	—	—	(1,082,263)
Gain from sale of subsidiary	—	—	(306,344)
Loss on sale/donation of fixed assets	—	—	66,493
Stock issued as gift to Caltech	—	—	162,750
Stock issued as gift to Rice University	—	—	136,000
Stock issued for professional services	—	—	232,700
Stock issued for in-process research and development	—	—	13,166,347
Change in percentage of ownership in subsidiary	—	—	16,297
Change in value of derivative liability	(465,270)	—	(2,226,655)
Purchased in-process research and development—Nanoconduction	—	—	2,685,208
Stock-based compensation	397,667	302,072	12,072,571
Depreciation and amortization	122,370	174,304	5,514,704
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash (gain) loss from equity investment	(48,826)	48,639	511,247
Noncontrolling interest	206,252	(271,502)	(17,264,724)
Gain on renegotiation of accrued severance	—	—	(726,500)
Changes in operating assets and liabilities:
Receivables	(4,528,308)	14,376	(4,591,123)
Other receivables	86,110	—	(782,600)
Prepaid expenses	56,714	110,155	(184,860)
Other current assets	96,363	—	(18,470)
Deposits	—	14,808	(36,795)
Accounts payable	1,745,233	(121,604)	1,794,587
Accrued expenses	2,368,905	(8,866)	2,450,604
Accrued severance and other liabilities	(20,212)	78,935	938,402

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,423,637)	(1,617,843)	(94,006,368)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	—	—	(3,555,925)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash paid for interest in Calando	—	—	(8,800,000)
Cash paid for interest in Unidym	—	—	(14,138,003)
Cash obtained from interest in Insert	—	—	10,529,594
Cash obtained from interest in Calando	—	—	8,800,000
Cash obtained from interest in Unidym	—	—	14,138,003
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	—	—	1,269,913
Proceeds from sale of subsidiary (net)	—	—	359,375
Proceeds from sale of fixed assets	—	—	142,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	—	—	(3,594,985)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	—	(212,914)	(1,677,000)
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	—	—	19,175,168
Proceeds from issuance of common stock and warrants, net	43,279	3,205,896	90,830,670

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	43,279	2,992,982	110,845,305

Cash flows from discontinued operations:
Operating cash flows	—	(15,767)	(8,567,773)
Investing cash flows	—	430,000	790,625

Net cash provided by (used in) discontinued operations:	—	414,233	(7,777,148)

NET INCREASE (DECREASE) IN CASH	(1,380,358)	1,789,372	5,466,804
CASH AT BEGINNING OF PERIOD	6,847,162	2,020,224	—

CASH AT END OF PERIOD	$5,466,804	$3,809,596	$5,466,804

Supplementary disclosures:
Interest paid	$—	$13,118	$125,419
Taxes paid	$742,500	$—	$742,500

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “ARC” refers to Arrowhead Research Corporation, a privately-held California corporation with which Arrowhead consummated a stock exchange transaction in January 2004, (4) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”,) and Tego Biosciences Corporation (“Tego”), the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

NOTE 1. ORGANIZATION AND ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation is a nanomedicine company developing innovative therapeutic products at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead addresses its target markets through ownership in subsidiaries that are selected based on synergies in their technology, and clinical and business strategies. By focusing on specific related applications of nanomedicine, Arrowhead and its subsidiaries leverage shared expertise and resources to develop pioneering therapeutic platforms for large unmet medical needs. Arrowhead is currently focused on the preclinical and clinical development of therapeutics for the treatment of cancer and obesity, as well as the regeneration of wounded or diseased tissue.

Arrowhead’s portfolio includes two majority owned subsidiaries, Calando, a leader in delivering small RNAs for gene silencing, and Ablaris, an anti-obesity therapeutics company, and minority investments in Nanotope, a regenerative medicine company and Leonardo, a multistage drug delivery company.

Liquidity

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities at our Subsidiaries, in particular Calando and Unidym, has required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2011 to continue development.

At December 31, 2010, the Company had approximately $5.5 million in cash to fund operations. During the first quarter of fiscal 2011, the Company’s cash position decreased by $1.4 million, primarily as a result of operational spending at Arrowhead, Calando and Unidym. In January 2011, Arrowhead sold it ownership interest in Unidym; therefore the cash burn associated with Unidym will discontinue beginning in the second half of January 2011. The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. At December 31, 2010, other Subsidiaries included Unidym, Tego, and Agonn. On December 23, 2009, Tego completed a sale of its assets to Luna Innovations, Inc. and Tego results are included in the Income (Loss) from Discontinued Operations. Income (Loss) from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance was adopted effective October 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets, codified as ASC 860-10. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. This guidance became effective on October 1, 2010. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

NOTE 2. INVESTMENT IN SUBSIDIARIES

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

As of December 31, 2010, Arrowhead owned 79% of the outstanding stock of Unidym and 64% on a fully diluted basis.

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

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate and matured on November 26, 2010. The Note was temporarily extended and is not in default while the parties negotiate the terms of a new Note; see Note 4 for further information.

In fiscal 2010, Arrowhead issued 1,220,000 shares of its Common Stock in exchange for 3,050,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 240,000 warrants to purchase Arrowhead Common Stock in exchange for 600,000 warrants to purchase Calando common stock.

As of December 31, 2010, Arrowhead had a series of 6% simple-interest working capital loans and advances outstanding to Calando totaling $8.2 million, of which $8.1 million was converted to newly issued Calando Series B and Series C preferred stock in January 2011.

As of December 31, 2010, Arrowhead owned 70% of the outstanding shares of Calando and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries, cartilage regeneration and wound healing. In April 2008, Arrowhead acquired a 5.8% ownership interest in Nanotope. In July and September 2008, Arrowhead acquired 1,801,802 shares of Series B Preferred Stock of Nanotope for two payments of $1 million each, increasing Arrowhead’s ownership interest in Nanotope to 23%. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of December 31, 2010, Nanotope had indebtedness to Arrowhead in the amount of $529,000, included in other receivables, which is expected to be repaid or converted to equity.

Summarized financial information for Nanotope, Inc. is as follows:

	December 31, 2010	September 30, 2010
Current assets	$289,000	$16,000
Non-current assets 529	131,000	130,000
Liabilities	647,000	585,000
Equity	(227,000)	(439,000)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Revenue	$495,000	$—
Operating expenses	275,000	215,000
Net Income (Loss)	212,000	(215,000)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Cash flows provided by (used in) operating activities	$294,000	$(187,000)
Cash flows used in investing activities	(15,000)	—
Cash flows provided by financing activities	—	—

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. In April 2008, Arrowhead acquired a 6.1% ownership interest in Leonardo. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of December 31, 2010, Leonardo had indebtedness to Arrowhead in the amount of $257,000, included in other receivables, which is expected to be repaid or converted to equity. As of December 31, 2010, Arrowhead’s ownership interest in Leonardo was 5%.

NOTE 3. DISCONTINUED OPERATIONS—TEGO BIOSCIENCES CORPORATION

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired for $1,000 the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes. On July 3, 2007, Arrowhead capitalized Tego with a purchase of 5,000,000 shares of Tego Series A1 Preferred Stock for $100,000. On October 25, 2007, Arrowhead purchased 15,000,000 shares of Tego Series A-2 Preferred Stock for $2.4 million. In line with Tego’s revised strategy to focus on the out-license of its technology and to reduce its internal development activities, on November 21, 2008, Tego repurchased from Arrowhead 5,000,000 shares of Tego Series A-1 Preferred Stock for $1.7 million. As of December 31, 2010, the Company had incurred approximately $1,014,000 of expenses related to Tego since its inception.

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

NOTE 4. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate and matured on November 26, 2010. The note has been temporarily extended as the parties negotiate revised terms to a new note agreement.

NOTE 5. STOCKHOLDERS’ EQUITY

At December 31, 2010, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At December 31, 2010, 71,806,694 shares of Common Stock were outstanding. At December 31, 2010, 1,532,000 shares and 9,731,435 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On July 17, 2009 and August 6, 2009, the Company sold an aggregate of 9,196,642 units in a private placement transaction with institutional and accredited investors. Each unit consisted of one share of Arrowhead Common Stock and a warrant to purchase an additional share of Common Stock exercisable at $0.50 per share; the unit price was $0.30. The warrants became exercisable on January 18, 2010 and February 7, 2010, and remain exercisable until June 30, 2014. The warrants can be called for redemption by the Company as the redemption feature provided for in the warrants has been met. Gross proceeds of the offering totaled approximately $2.8 million.

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

On June 17, 2010, the Company sold an aggregate of 6,592,989 units at a price of $1.312 per unit in a registered offering to institutional and individual investors. Each unit consisted of one share of Arrowhead Common Stock and a warrant to purchase 0.5 share of Common Stock exercisable at $1.65 per share. The warrants contain an antidilution provision which can result in an adjustment to the exercise price under certain circumstances (see Note 9 for additional information). Gross proceeds from the offering were $8.65 million before deducting placement agent commission and other offering expenses.

The following table summarizes information about warrants outstanding at December 31, 2010:

Exercise prices	Number of Warrants	Remaining Life in Years
$5.04	1,235,994	0.0 (1)
$7.06	948,969	6.9
$2.00	3,863,999	2.6
$0.50	11,630,335	3.9
$0.51	4,610,244	3.9
$1.65	3,296,497	5.0

Total warrants outstanding	25,586,038

(1) 1,235,994 warrants, with exercise price of $5.04, expired on January 11, 2011

NOTE 6. LEASES

As of December 31, 2010, the Company leased the following facilities:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena, CA	7,388 sq ft	$18,470	March 1, 2006	62 Months
Unidym
Sunnyvale, CA	20,500 sq ft	$26,650	October 1, 2008	60 Months

Facility and equipment rent expense for the three months ended December 31, 2010 and 2009 was $101,471 and $154,570, respectively. From inception to date, rent expense has totaled $4,896,521.

NOTE 7. COMMITMENTS AND CONTINGENCIES—SUBSIDIARIES AND SPONSORED RESEARCH

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

Sponsored Research expense for the three months ended December 31, 2010 and 2009 was $26,676 and $25,000. As of December 31, 2010, there was one active sponsored research agreement at Unidym.

Sponsored Research Agreement—Duke University

The terms of the sponsored research agreement between Unidym and Duke University (“Duke”) are summarized in the following table:

Research Project	Period Covered	Total Estimated Project Cost	Annual Cost	Amount Paid as of Dec. 31, 2010	Prepaid Amt as of Dec. 31, 2010
Electrical Conductivity of Carbon Nanotubes (Dr. Jie Liu)	Dec. 1, 2007 - Jan. 31, 2011 (3.2 years)	$431,641	$100,000	$370,327	$7,500

In fiscal 2009, the Duke sponsored research agreement was renegotiated resulting in the annual maximum cost decreasing from $191,375 to $100,000. The current contract expired on November 30, 2010, but is expected to be renewed.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 9,731,435 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of December 31, 2010, there were options granted and outstanding to purchase 1,532,000 and 5,935,188 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended December 31, 2010, no options were granted under the 2004 Equity Incentive Plan.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2009	2,901,588	$1.73
Granted	5,251,750	0.69
Cancelled	(23,125)	1.11
Exercised	(6,875)	1.11

Balance At September 30, 2010	8,123,338	1.06
Granted	—	—
Cancelled	(656,150)	2.85
Exercised	—	—

Balance At December 31, 2010	7,467,188	$0.90	7.8 years	$1,383,873

Exercisable At September, 30, 2010	4,216,663	$1.21	7.6 years	$537,482

Stock-based compensation expense for the three months ended December 31, 2010 and 2009 was $397,667 and $302,072, respectively, and is included in Salaries expense in the Company’s consolidated statements of operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of December 31, 2010, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,831,537 will be recognized in our results of operations over a weighted average period of 2.5 years. As of December 31, 2010, the pre-tax compensation expense for all unvested stock options at Unidym and Calando in the amount of approximately $442,752 will be recognized in our results of operations over a weighted average period of 2.1 and 1.3 years, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The assumptions used to value Arrowhead stock options granted are as follows:

	Three Months Ended December 31,
	2010 (1)	2009
Dividend yield	N/A	—
Risk-free interest rate	N/A	2.83% to 2.87%
Volatility	N/A	100%
Expected life (in years)	N/A	5
Weighted average grant date fair value per share of options granted	N/A	$0.46

(1) There were no Arrowhead stock options granted during the three months ended December 31, 2010

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the US Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

NOTE 9. FAIR VALUE MEASUREMENTS & DERIVATIVE INSTRUMENTS

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

The following table summarizes fair value measurements at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$5,466,804	$—	$—	$5,466,804
Derivative liabilities	$—	$—	$1,943,252	$1,943,252

As part of the equity financing on June 17, 2010, as described in Note 5, Arrowhead issued 3,296,497 warrants (the “Warrants”) that contain antidilution protection. Under the provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the three months ended December 31, 2010, the Company recorded a gain from the change in fair value of the derivative liability of $465,270. The assumptions used in valuing the derivative liability as of December 31, 2010 were as follows:

Risk free interest rate	2%
Expected life	5.0 Years
Dividend yield	none
Volatility	100%

During 2009, Arrowhead’s subsidiary, Unidym, issued Series D Preferred Stock. The rights of the Preferred Stock necessitate the presentation of the fair value of the conversion feature as a liability as prescribed under ASC 815. These rights include those that protect the holders from decline in Unidym’s stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in the statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using an option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. At December 31, 2010, no value was ascribed to this derivative liability. The assumptions used in valuing the derivative liability at December 31, 2010 were as follows:

Risk free interest rate	2%
Expected life	3 Years
Dividend yield	none
Volatility	30%

The following is a reconciliation of the derivative liability for the three months ended December 31, 2010:

Value at October 1, 2010	$2,408,522
Issuance of instruments	—
Decrease in value	(465,270)
Net settlements	—

Value at December 31, 2010	$1,943,252

The carrying amounts of the Company’s other financial instruments, which include accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments.

NOTE 10. RELATED PARTY TRANSACTIONS

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

As part of the private placement on December 11, 2009 (see Note 5. Stockholder’s Equity), Dr. Anzalone, Arrowhead’s President and CEO personally invested $100,000.

NOTE 11. SUBSEQUENT EVENTS

On January 10, 2011, Arrowhead and Calando entered into a Stock Purchase Agreement whereby Arrowhead purchased newly issued Series B Preferred Stock and Series C Preferred Stock, the consideration for which was $1 million cash investment and extinguishment of approximately $8.1 million debt owed to Arrowhead by Calando. For further information, see the Company’s 8-K filed with the Securities and Exchange Commission on January 14, 2011.

On January 13, 2011, Ablaris, a newly formed subsidiary of Arrowhead, entered into Stock Purchase Agreements with certain investors who collectively invested approximately $1.7 million, in a first closing, through the purchase of Ablaris Series A Preferred Stock, including $500,000 of which was invested by Arrowhead. For further information, see the Company’s 8-K filed with the Securities and Exchange Commission on January 14, 2011. Upon the closing, Arrowhead had a 64% ownership interest in Ablaris.

On January 17, 2011, the Company entered into a merger agreement whereby Unidym merged into a merger subsidiary wholly owned subsidiary of Wisepower Co., Ltd. (“Wisepower”), a corporation of the Republic of Korea, with Unidym remaining as the surviving company and wholly owned subsidiary of Wisepower. The consideration to the shareholders of Unidym include $2.5 million in Wisepower stock, $2.5 million in Wisepower convertible notes, and contingent consideration of up to $140 million based on revenue milestones over the next ten years. For further information, see the Company’s 8-K filed with the Securities and Exchange Commission on January 21, 2011.

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapeutic products at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead addresses its target markets through majority or minority ownership in subsidiaries that are selected based on synergies in their technology, clinical, and business strategies. By focusing on specific applications of nanomedicine, Arrowhead and its subsidiaries leverage shared expertise and resources to develop pioneering therapeutic platforms for large unmet medical needs. Arrowhead is currently focused on the preclinical and clinical development of therapeutics for the treatment of cancer and obesity, as well as the regeneration of wounded or diseased tissue.

Arrowhead’s ultimate goal is to increase and realize the value of its investments through:

•	A public offering of Subsidiary stock;

•	A sale of Subsidiary to another company;

•	License of Subsidiary technology; or

•	Generating positive cash flows through operations.

As of December 31, 2010, Arrowhead had three majority-owned operating subsidiaries, Calando Pharmaceuticals, Inc., Ablaris Therapeutics, Inc. and Unidym, Inc. and minority investments in two early-stage nanotechnology companies, Nanotope, Inc. and Leonardo Biosystems, Inc. Arrowhead plans to add to this portfolio through selective acquisition and formation of new nanomedicine companies, as capital resources allow. On January 18, 2011, Arrowhead sold Unidym to Wisepower Co Ltd. as described in Note 11 to Arrowhead’s consolidated financial statements.

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 201 South Lake Avenue, Suite 703, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

At December 31, 2010, the Company had approximately $5.5 million in cash to fund operations. During the first quarter of fiscal 2011, the Company’s cash position decreased by $1.4 million, primarily as a result of operational spending at Arrowhead, Calando and Unidym. In light of Arrowhead’s sale of Unidym in January 2011, the cash burn associated with supporting the operations of Unidym will discontinue beginning in the second half of January 2011. The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources. However, it is anticipated that further equity financings, and/or asset sales and license agreements will be necessary to fund operations in the future.

The Company’s strategic plan includes focusing on near term revenue opportunities, conserving cash and seeking sources of additional capital. To execute this plan, the Company will seek to accomplish one or more of the following on favorable terms: the out-license of technology, sale of a Subsidiary, sale of non-core assets, scaling down development efforts, funded joint development or partnership arrangements and/or sale of securities. The likelihood that any of these events will occur is uncertain, especially in light of current economic conditions, and the lack of liquidity in the current capital and credit markets. Until such time as one or more of these goals is accomplished, the Company has scaled back operating activities at its Subsidiaries.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements. For further information, see Note 1, Organization and Accounting Policies, to our Consolidated Financial Statements which outlines our application of significant accounting policies and new accounting standards.

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

First Quarter Review

During the three months ended December 31, 2010, the Company had two significant transactions affecting its results of operations. On December 7, 2010, Unidym entered into three agreements with Samsung Electronics (“Samsung”), pursuant to which it recorded $4.5 million in revenue and as well as certain expenses necessary to complete the transaction including license payments to universities and consulting fees. The Company also recorded an income tax provision due to withholding taxes from the Korean government. On December 14, 2010, the Company entered into an agreement with the University of Texas related to its newly formed subsidiary, Ablaris, whereby the Company was required to make a one-time $2 million payment to the University of Texas.

Results of Operations

The Company had a consolidated loss attributable to Arrowhead of $1,438,000 million for the three months ended December 31, 2010, compared to a consolidated loss attributable to Arrowhead of $1,545,000 for the three months ended December 31, 2009. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $4,995,000 during the three months ended December 31, 2010 as compared to revenue of $148,000 during the three months ended December 31, 2009. Revenue for the three months ended December 31, 2010 included $4.5 million related to three agreements with Samsung, as well as recurring revenue from the sales of CNTs and inks. Calando recognized revenue of $296,000 primarily as a result of grant revenue. Revenue for the three months ended December 31, 2009 related to the sales of CNTs and inks by Unidym. On January 18, 2011, Arrowhead’s ownership interest in Unidym was sold, therefore revenues from Unidym will cease in January 2011.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three months ended December 31, 2010 and 2009.

Salary & Wage Expenses – Three months ended December 31, 2010 compared to the three months ended December 31, 2009

The Company employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity-based compensation from the issuance of stock options. Salary and benefits are allocated to two major categories: general and administrative compensation expense and research and development compensation expense depending on the primary activities of each employee. The following tables provide detail of salary and wage expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

(in thousands)

	Three Months Ended December 31, 2010	% of Expense Category	Three Months Ended December 31, 2009	% of Expense Category	Increase (Decrease)
					$	%
G&A - compensation-related	$399	37%	$554	51%	$(155)	-28%
Stock-based compensation	398	38%	302	27%	96	32%
R&D - compensation-related	259	25%	248	22%	11	4%

Total	$1,056	100%	$1,104	100%	$(48)	-4%

During the three months ended December 31, 2010, G&A compensation expense remained relatively unchanged, while R&D compensation expense decreased $120,000 due to lower R&D headcount at Unidym versus the prior year.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options. This expensing of stock-based compensation is based upon the estimated fair value of the awards issued. Stock-based compensation expense increased approximately $96,000 during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, primarily due to the issuance of new stock options during fiscal 2010. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees. The sale of Unidym will result in a decrease in salary & wage expenses beginning in mid January 2011.

General & Administrative Expenses – Three months ended December 31, 2010 compared to the three months ended December 31, 2009

The following tables provide detail of G&A expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

(in thousands)

	Three Months Ended December 31, 2010	% of Expense Category	Three Months Ended December 31, 2009	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$647	57%	$420	57%	$227	54%
Patent expense	206	18%	1	0%	205	NM
Facilities and related	43	4%	74	10%	(31)	-42%
Travel	62	5%	50	7%	12	24%
Business insurance	67	6%	93	12%	(26)	-28%
Depreciation	18	2%	24	3%	(6)	-25%
Communication and technology	32	3%	30	4%	2	7%
Office expenses	24	2%	31	4%	(7)	-23%
Other	30	3%	23	3%	7	30%

Total	$1,129	100%	$746	100%	$383	51%

NM = Not Meaningful

Professional/outside services include legal, accounting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $647,000 during the three months ended December 31, 2010, compared to $421,000 in the comparable prior period. The increase in professional fees primarily related to a charge of $458,000 at Unidym related to services by a consultant to secure and negotiate Unidym’s two license agreements, and its intellectual property purchase and business cooperation agreements with Samsung, as well as certain attorney fees associated with that transaction. This increase was partially offset by decrease in professional services at Arrowhead from certain one-time charges related to tax and audit services in the prior quarter.

Patent expense was $206,000 during the three months ended December 31, 2010, compared to $1,000 in the comparable prior period. Patent expense for the three months ended December 31, 2010, was primarily related to fees from services from attorneys related to the Company’s intellectual property portfolio. These services were related to both Calando and Unidym. During the comparable prior period, there were limited patenting activities relating to maintaining Calando’s and Unidym’s patent portfolios. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense was $62,000 during the three months ended December 31, 2010, compared to $50,000 in the comparable prior period. Travel expense includes recurring expenses related to travel by Company personnel to and from Company locations in Pasadena and Northern California. Travel expense is also incurred as the Company pursues business initiatives and collaborations throughout the world with other companies and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities, although we expect these expenses to decrease following the sale of Unidym.

Business insurance expense was $67,000 during the three months ended December 31, 2010, compared to $93,000 in the comparable prior period. The company experienced favorable rate decreases in its Directors and Officers insurance coverage, as well as a modest decline in the cost of commercial coverage at Unidym. Calando’s insurance cost for clinical trials remained relatively stable, however, this expense can fluctuate as a result of changes in the market and the status of clinical trials.

Communication and technology expense was $32,000 during the three months ended December 31, 2010, essentially unchanged from $30,000 in the comparable prior period.

Office expense was $24,000 during the three months ended December 31, 2010, compared to $31,000 in the comparable prior period. The reduction in office expense is related to less spending generally across all companies.

Research and Development Expenses – Three months ended December 31, 2010 compared to the three months ended December 31, 2009

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following tables provide detail of research and development expenses for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.

(in thousands)

	Three Months Ended December 31, 2010	% of Expense Category	Three Months Ended December 31, 2009	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$104	3%	$49	17%	$55	112%
License, royalty & milestones	3,220	92%	3	1%	3,217	NM
Laboratory supplies & services	12	0%	10	4%	2	20%
Facilities and related	137	4%	109	39%	28	26%
Sponsored research	27	1%	25	9%	2	8%
Depreciation - R&D-related	28	1%	71	26%	(43)	-61%
Other research expenses	(19)	-1%	11	4%	(30)	NM

Total	$3,509	100%	$278	100%	$3,231	1162%

NM = Not Meaningful

Outside labs and contract services expense was $104,000 during the three months ended December 31, 2010, compared to $49,000 in the comparable prior period. The increase of $55,000 was primarily related to outside lab costs at Calando primarily costs related to patient enrollment of clinical trials; during the prior quarter, Calando was not enrolling patients as its key assay was under redevelopment. Calando is engaged in patient recruitment, and as new patients are enrolled, we would expect that these costs continue to increase.

Licensing fees, royalty and milestones expense was $3.2 million during the three months ended December 31, 2010, compared to $3,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the three months ended December 31, 2010 were due to $2 million in licensing fees owed to the University of Texas M.D. Anderson Cancer Center related to a Patent and Technology License Agreement entered into in December 2010. Also, Unidym recorded $1.2 million in license fees due to certain universities necessary to consummate the agreements with Samsung in December 2010.

Laboratory supplies and services expense was $12,000 during the three months ended December 31, 2010, compared to $10,000 in the comparable prior period. Laboratory supplies and services consist primarily of materials, supplies and services consumed in the laboratory.

Facilities expense was $137,000 during the three months ended December 31, 2010, compared to $109,000 in the comparable prior period. Unidym experienced higher than average repairs and maintenance costs during the quarter.

Sponsored research expense was $27,000 during the three months ended December 31, 2010, compared to $25,000 in the comparable prior period. Sponsored research expense during the quarter related to Unidym’s funding of a project at Duke University. The only sponsored research agreement currently in place is Unidym’s agreement with Duke University.

Depreciation expense was $28,000 during the three months ended December 31, 2010, compared to $71,000 in the comparable prior period. The decrease in depreciation expense is primarily due to certain lab equipment reaching the end of its useful life.

Other research expense was ($19,000) during the three months ended December 31, 2010, compared to $11,000 in the comparable prior period. Unidym experienced a credit in other research expense due to the write off of certain aged payables.

Consulting – Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Consulting expense was $231,000 during the three months ended December 31, 2010, compared to $101,000 in the comparable prior period. The increase in consulting expense is primarily related to $80,000 paid to the scientific founders of Ablaris as an upfront fee for their participation on the company’s scientific advisory board representing half of the annual fees expected to be paid to these advisors.

The use of consultants with diverse backgrounds enabled the Company to accomplish various objectives without having to add full time staff and is expected to continue in fiscal 2011.

Other income (expense) – Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Other income was $517,000 during the three months ended December 31, 2010, compared to other expense of $70,000 in the comparable prior period. The primary component of the other income in the current quarter was a noncash gain from the change in value of a derivative liability of $465,270 (see Note 9 in the Consolidated Financial Statements for further information). Additionally the Company recognized equity in earnings of Nanotope, Inc., which reflected our share of its earnings for the period. Nanotope had a loss in the comparable prior period (see Note 2 in the Consolidated Financial Statements for further information).

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

Risks Related to Our Financial Condition

We have limited cash resources.

Our plan of operations is to provide substantial amounts of development funding and financial support to our subsidiaries over an extended period of time. The Company adopted a cash conservation strategy that reduced corporate expenses and scaled back our financial support for our major subsidiaries. This has influenced Calando’s decision to curtail internal R&D efforts for its drug delivery platforms and clinical candidates and seek partners for future development of its drug candidates. Management continues to operate under a plan to conserve cash resources while selectively investing in near-term opportunities. The Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources.

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

Neither Arrowhead nor its subsidiaries generate substantial revenue, and our operations and research and development activities have been primarily funded through the sale of Company securities and securities of our subsidiaries. Current market conditions may impair our ability to raise the capital we need. If we are unable to secure additional cash resources from the sale of securities or other sources, it could become necessary to further slow, interrupt or close down development efforts. In addition, we may have to make additional reductions in expenses at the Company, which could impair our ability to manage our business and our subsidiaries. Even if investment capital is available to us, the terms may be onerous. If investment capital is needed and available to Calando or our other portfolio companies and the Company does not have the funds to make a pro rata investment, our ownership interest could be diluted. The sale of additional Company stock to fund operations could result in significant dilution to stockholders.

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

Our Common Stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. In the past, we have been subject to delisting procedures due to a drop in the price of our Common Stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have (1) a minimum of $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of February 1, 2011, based on our closing price as of that day, the market value of our securities held by non-affiliates was approximately $63,000,000.

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

Calando has a $500,000 unsecured convertible promissory note outstanding. The note bears 10% interest accrued annually, matured in November 2010 and has been temporarily extended. The note is payable at two times face value in certain events, including, among other things, the license of Calando’s siRNA delivery system. An amendment to extend the note is currently being negotiated, however if the note is not extended, the Company has the ability and intent to repay this note. However, if Calando is unable to meet its obligations to the bearer of the note, Arrowhead may also not be in a position to lend Calando sufficient cash to pay such demand note. Unless other sources of financing become available, this could result in Calando’s insolvency.

Our subsidiaries have entered into technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business would be seriously and adversely affected.

Through our subsidiaries, we have entered into exclusive, long-term license agreements with California Institute of Technology, Alnylam Pharmaceuticals, Inc. and other entities to incorporate their proprietary technologies into our proposed products. These license agreements require us to pay royalties and satisfy other conditions, including conditions related to the commercialization of the licensed technology. We cannot give any assurance that we will successfully incorporate these technologies into marketable products or, if we do, whether sales will be sufficient to recover the amounts that we are obligated to pay to the licensors. Failure by us to satisfy our obligations under these agreements may result in the modification of the terms of the licenses, such as by rendering them non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which would limit our ability to implement our current business plan and harm our business and financial condition.

Risks Related to Our Business Model and Company

We are a development stage company and our success is subject to the substantial risks inherent in the establishment of new business ventures.

The implementation of our business strategy is still in the development stage. We currently own interests in several biotech companies. Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations, and the value of an investment in the Company.

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

We may lose a considerable amount of control over our intellectual property and may not receive anticipated revenues in strategic transactions involving our subsidiaries, particularly where the consideration is contingent on the achievement of development or sales milestones after closing.

The business model of our subsidiaries has historically been to develop new nanotechnologies and to exploit the intellectual property created through the research and development process to develop commercially successful products. Calando has licensed a portion of its technology to Cerulean Pharma, Inc. and intends to pursue further licensing arrangements with other companies. A significant portion of the potential value from these licenses is tied to the achievement of the development and sales milestones, which we cannot control. Similarly, the majority of the consideration, up to $140 million, potentially payable by Wisepower in connection with our sale of Unidym is tied to the achievement of commercialization milestones, over which we cannot exercise control. Although Wisepower and Cerulean are required to use certain minimum efforts to achieve the post-closing milestones, we cannot control whether they actually achieve these milestones. If the acquirers fail to achieve performance milestones, we may not receive a significant portion of the total value of any sale, license or other strategic transaction.

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

Even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis. Even if our research efforts are technologically successful, it could take several years before this technology will be commercially viable. During this period, superior competitive technologies may be introduced or customer needs may change, which could diminish or extinguish the commercial uses for our applications. The degree to which potential consumers will adopt our products is uncertain. We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technological applications to manufacturers for products accepted by customers. If we are unable to cost-effectively achieve acceptance of our technology among the medical establishment and patients, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with strategic and development partners to fully develop and market our products.

We do not possess all of the resources necessary to develop and commercialize products that may result from our technologies on a mass scale. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with strategic partners to develop and commercialize current and future products. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of technical, business and legal risks, including:

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

The occurrence of any of the above events or other related events not foreseen by us could impair our ability to generate revenues and harm our business and financial condition.

We need to retain a controlling interest, by ownership, contract or otherwise, in Calando in order to avoid potentially being deemed an investment company under the Investment Company Act of 1940.

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

In order to avoid regulation under the Investment Company Act, we may choose to make additional pro rata investments in Calando and Ablaris to maintain a controlling interest.

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

Our future success will depend to a significant extent on the continued services of our key employees, including Dr. Anzalone, our CEO. In addition, we rely on key executives to manage each of our subsidiaries. We do not maintain key man life insurance for any of our executives. Our ability to execute our strategy also will depend on our ability to continue to attract and retain qualified scientists and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all. We may need to terminate additional employees, including senior management and technical employees, or such employees may seek other employment which may result in the loss of valuable know-how and that development efforts could be negatively affected.

Members of our senior management team and Board may have a conflict of interest in also serving as officers and/or directors of our subsidiaries.

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our CEO and President, is the founder, CEO and a board member of each of Nanotope, a regenerative medicine company in which the Company owns a 23% interest, and Leonardo, a drug delivery company in which the Company owns a 5% interest. Dr. Anzalone owns a noncontrolling interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

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

Our investments in our subsidiaries and noncontrolling interests were the result of negotiation with subsidiary management and equity holders, and the investment valuations may not always have been independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that there exist few comparable public companies to provide meaningful valuation comparisons. Accordingly, we have always not sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a subsidiary, the ultimate sale price may be for a value substantially different than previously determined by us, which could materially and adversely impair the value of our Common Stock.

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

Our ability and the ability of our subsidiaries to develop and commercialize products based on their respective patent portfolios, will depend, in part, on our ability and the ability of our subsidiaries to enforce those patents and operate without infringing the proprietary rights of third parties. We cannot be certain that any patents that may issue from patent applications owned or licensed by us or any of our subsidiaries will provide sufficient protection to conduct our respective businesses as presently conducted or as proposed to be conducted, or that we or our subsidiaries will remain free from infringement claims by third parties.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the nanotechnology intellectual property landscape is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. However, we are currently aware of certain patent rights held by third parties that, if found to be valid and enforceable, could be alleged to render one or more of our business lines infringing. If a claim should be brought and is successful, we may be required to pay substantial damages, be forced to abandon any affected business lines and/or seek a license from the patent holder. In addition, any patent infringement claims brought against us or our subsidiaries, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. We cannot be certain that patents owned or licensed by us or our subsidiaries will not be challenged by others.

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

We license technology from Caltech, and other universities and companies. Our licensors may have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of December 31, 2010, 71,806,694 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. As of December 31, 2010, 7,467,188 shares were reserved for issuance upon exercise of outstanding options. As of December 31, 2010, there were warrants outstanding to purchase 25,586,038 shares of Common Stock. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

Although our Common Stock is listed for trading on the NASDAQ Capital Market, historically our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of the stock. For example, mandatory sales of our Common Stock by institutional holders could be triggered if an investment in our Common Stock no longer satisfies their investment standards and guidelines. Accordingly, it may be difficult to sell shares of Common Stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	License and Enforcement Agreement* +

10.2	CNT Production Patent License Agreement* +

10.3	Intellectual Property Purchase and Business Cooperation Agreement* +

10.4	Patent and Technology License Agreement* +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2010

ARROWHEAD RESEARCH CORPORATION

By:	/S/ KENNETH A. MYSZKOWSKI
Kenneth A. Myszkowski
Chief Financial Officer