Form 10-Q
period 2011-03-31
ARROWHEAD RESEARCH CORP
filed 2011-05-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-21898

ARROWHEAD RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

225 S. Lake Avenue, Suite 300

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

Large accelerated	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 71,806,694.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,789,599	$6,847,162
Trade receivable, net of allowance for doubtful accounts of $90,789 at September 30, 2010	—	58,864
Other receivables	1,267,691	871,819
Prepaid expenses and other current assets	271,062	353,930
Marketable securities	2,253,030	—

TOTAL CURRENT ASSETS	8,581,382	8,131,775

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	281,473	335,784
Research equipment	3,515	752,850
Software	77,020	150,445
Leasehold improvements	66,448	78,594

	428,456	1,317,673
Less: Accumulated depreciation and amortization	(396,308)	(1,176,404)

NET PROPERTY AND EQUIPMENT	32,148	141,269

OTHER ASSETS
Rent deposit	—	34,735
Patents	1,852,115	2,046,836
Note Receivable, net	2,190,903	—
Derivative asset	606,250	—
Investment in Nanotope Inc., equity basis	1,786,927	1,812,927
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	6,623,195	4,081,498

TOTAL ASSETS	$15,236,725	$12,354,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$235,930	$681,563
Accrued expenses	433,347	494,736
Accrued payroll and benefits	171,847	191,425
Derivative liabilities	1,653,810	2,408,522
Note payable	—	500,000

TOTAL CURRENT LIABILITIES	2,494,934	4,276,246

LONG-TERM LIABILITIES
Note payable	519,716	—

TOTAL LONG-TERM LIABILITIES	519,716	—

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 71,806,694 and 71,720,137 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	71,822	71,735
Additional paid-in capital	121,288,591	119,716,834
Accumulated deficit during the development stage	(109,275,312)	(110,742,867)

Total Arrowhead Research Corporation stockholders’ equity	12,085,101	9,045,702
Noncontrolling interest	136,974	(967,406)

TOTAL STOCKHOLDERS’ EQUITY	12,222,075	8,078,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,236,725	$12,354,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		May 7, 2003 (Inception) to March 31, 2011
REVENUE	$ —		$ —		$ 296,139		$ —		$3,991,959

OPERATING EXPENSES
Salaries	787,696		627,084		1,465,735		1,226,196		31,709,480
General and administrative expenses	822,812		484,623		1,454,373		1,064,561		23,156,568
Research and development	140,658		224,433		2,402,512		303,964		39,559,957
Patent amortization	60,452		60,452		120,904		120,904		1,661,040

TOTAL OPERATING EXPENSES	1,811,618		1,396,592		5,443,524		2,715,625		96,087,045

OPERATING LOSS	(1,811,618)		(1,396,592)		(5,147,385)		(2,715,625)		(92,095,086)

OTHER INCOME (EXPENSE)
Gain (loss) on equity of investments - Nanotope	(74,827)		(50,599)		(26,000)		(99,237)		(586,073)
Gain on sale of stock in subsidiary	—		—		—		—		2,292,800
Gain (loss) on sale of fixed assets, net	—		—		—		—		(127,088)
Realized and unrealized gain in marketable securities	359,920		—		359,920		—		742,184
Interest income (expense), net	35,037		(7,473)		50,283		(18,467)		2,678,232
Change in value of derivatives	404,152		—		869,422		—		2,630,807

TOTAL OTHER INCOME (EXPENSE)	724,282		(58,072)		1,253,625		(117,704)		7,630,862

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,087,336)		(1,454,664)		(3,893,760)		(2,833,329)		(84,464,224)

Provision for income taxes	—		—		—		—		—

LOSS FROM CONTINUING OPERATIONS	(1,087,336)		(1,454,664)		(3,893,760)		(2,833,329)		(84,464,224)

Income (loss) from discontinued operations	(132,495)		(687,933)		1,442,500		(1,555,697)		(46,826,293)
Gain (loss) on disposal of discontinued operations	3,919,213		—		3,919,213		430,000		4,708,588

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,786,718		(687,933)		5,361,713		(1,125,697)		(42,117,705)

NET INCOME (LOSS)	2,699,382		(2,142,597)		1,467,953		(3,959,026)		(126,581,929)

Net (income) loss attributable to noncontrolling interests	205,855		288,637		(398)		560,139		17,470,578

NET INCOME (LOSS) ATTRIBUTABLE TO ARROWHEAD	$2,905,237		$(1,853,960)		$1,467,555		$(3,398,887)		$(109,111,351)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share - basic and diluted:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$(0.04)	$(0.04)
Income from discontinued operations attributable to Arrowhead common shareholders	0.05	0.05	(0.01)	(0.01)	0.07	0.07	(0.02)	(0.02)

Net income (loss) attributable to Arrowhead shareholders	$0.04	$0.04	$(0.03)	$(0.03)	$0.02	$0.02	$(0.06)	$(0.06)

Weighted average shares outstanding	71,806,694	78,913,948	62,922,539	62,922,539	71,792,902	79,947,015	60,774,007	60,774,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through March 31, 2011

(unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym’s shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym’s shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	6,875	7	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813	—	—	—	3,222,896
Common stock issued @ $1.312 per share	6,592,989	6,593	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	1,220,000	1,220	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	153,176	153	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	2,251,893	2,251	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	71,720,137	71,735	119,716,834	$—	(110,742,867)	(967,406)	8,078,296

Exercise of warrants	86,557	87	43,192	—	—	—	43,279
Divestiture of Unidym	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	759,763	—	—	—	759,763
Net income (loss) for the six months ended March 31, 2011	—	—	—	—	1,467,555	398	1,467,953

Balance at March 31, 2011	71,806,694	$71,822	$121,288,591	—	$(109,275,312)	$136,974	$12,222,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010	May 7, 2003 (Date of inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,467,953	$(3,959,026)	$(126,581,929)
Net (income) loss attributable to nonconrolling interests	(398)	560,139	17,470,578

Net loss attributable to Arrowhead	1,467,555	(3,398,887)	(109,111,351)
(Income) loss from discontinued operations	(5,361,713)	1,125,697	42,117,705
Realized and unrealized (gain) loss on investment	(359,920)	—	(1,442,183)
(Gain) loss from sale of subsidiary	—	—	(306,344)
Loss on sale/donation of fixed assets	—	—	66,493
Stock issued as gift	—	—	298,750
Stock issued for professional services	—	—	248,997
Stock issued for in-process research and development	—	—	13,166,347
Change in value of derivatives	(869,422)	—	(2,630,807)
Purchased in-process research and development - Nanoconduction	—	—	2,685,208
Stock-based compensation	732,244	505,171	12,407,148
Depreciation and amortization	136,569	140,473	5,528,903
Amortization of note discount	15,469	—	15,469
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash (gain) loss from equity investment	26,000	99,238	586,073
Noncontrolling interest	398	(560,139)	(17,470,578)
Gain on renegotiation of accrued severance	—	—	(726,500)
Changes in operating assets and liabilities:		—
Receivables	—	(113,273)	(62,815)
Other receivables	(395,562)	(350,000)	(1,264,272)
Prepaid expenses	(42,768)	138,173	(284,342)
Other current assets	—	—	(114,833)
Deposits	(32,759)	(9,885)	(69,554)
Accounts payable	(172,011)	17,715	(122,657)
Accrued expenses	(185,544)	22,009	(103,847)
Accrued severance and other liabilities	15,449	(5,309)	974,063

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(5,026,015)	(2,389,017)	(57,907,727)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(5,880)	—	(3,561,805)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	589,696	—	1,859,609
Proceeds from sale of subsidiaries	—	—	359,375
Proceeds from sale of fixed assets	—	—	142,375
Payment for patents	—	—	(303,440)
Restricted cash		—	50,773
Cash transferred in sale of subsidiary	(1,700,398)	—	(1,700,398)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(1,116,582)	—	(4,711,567)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	—	—	19,175,168
Proceeds from issuance of common stock and warrants, net	1,762,436	3,981,159	92,549,827

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,762,436	3,981,159	114,241,462

Cash flows from discontinued operations:
Operating cash flows	2,322,598	(1,019,207)	(45,946,194)
Investing cash flows	—	430,000	790,625
Financing cash flows	—	(430,115)	(1,677,000)

Net cash provided by (used in) discontinued operations:	2,322,598	(1,019,322)	(46,832,569)

NET INCREASE (DECREASE) IN CASH	(2,057,563)	572,820	4,789,599
CASH AT BEGINNING OF PERIOD	6,847,162	2,020,224	—

CASH AT END OF PERIOD	$4,789,599	$2,593,044	$4,789,599

Supplementary disclosures:
Interest paid	$105,000	$21,948	$230,419
Taxes paid	$742,500	$—	$742,500

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation formerly known as InterActive Group, Inc., (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Calando Pharmaceuticals, Inc. (“Calando”), Unidym, Inc. (“Unidym”), which was divested in January 2011, Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”,) and Tego Biosciences Corporation (“Tego”), the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (4) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Common Stock or securities exercisable for Common Stock.

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

Liquidity

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities at our Subsidiaries has required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2011 and beyond to continue development.

At March 31, 2011, the Company had approximately $4.8 million in cash to fund operations. During the first six months of fiscal 2011, the Company’s cash position decreased by $2.1 million, primarily due to operational spending at Arrowhead and Calando. In January 2011, Arrowhead sold its ownership interest in Unidym; therefore the cash burn associated with Unidym ceased in January 2011. As a result of the sale of Unidym, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party. As of March 31, 2011, the Company sold approximately 20% of the stock for approximately $600,000. As of March 31, 2011, the remaining shares, net of amount owed to third parties, had a market value of approximately $2.1 million. The terms of the agreements with Wisepower allow for the sale of the stock over time, subject to certain trading limitations ending in October 2011. Arrowhead intends to dispose it remaining shares as allowed, subject to market conditions. The convertible bond with a face value of $2.5 million is convertible into Wisepower common stock beginning in January 17, 2012 at a price of $2.00 per share, and at that point would represent an additional source of liquidity for the company, subject to the then-current market value of the common stock. Finally, the Company has the ability to exercise the redemption feature of certain warrants outstanding which could yield proceeds of approximately $4.0 million. Based upon the Company’s cash on hand, other sources of liquidity, as described above, and based upon the Company’s operating plan, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The September 30, 2010 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. On January 17, 2011, Arrowhead sold its interests in Unidym to Wisepower, and on December 23, 2009, Tego completed a sale of its assets to Luna Innovations, Inc. Unidym and Tego results are included in the Income (Loss) from Discontinued Operations. Income (Loss) from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

NOTE 2. INVESTMENT IN SUBSIDIARIES

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc. “Insert”)

Calando is a clinical stage nanobiotechnology company at the forefront of RNAi therapeutics. Calando is developing nanoparticle therapeutics that use our patented sugar (cyclodextrin)-based polymer technologies as a drug delivery system for siRNA.

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

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note is due November 26, 2013; see Note 4 for further information.

In fiscal 2010, Arrowhead issued 1,220,000 shares of its Common Stock in exchange for 3,050,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 264,000 warrants to purchase Arrowhead Common Stock in exchange for 660,000 warrants to purchase Calando common stock. Also in fiscal 2010, Arrowhead issued warrants to purchase up to 3,906,250 shares of its Common Stock in exchange for 1,562.5 shares of Calando Series A Preferred Stock. The Calando Series A Preferred Stock have a liquidation preference and are convertible into 3,381,303 shares of Calando common stock.

In January 2011, Arrowhead invested $9.1 million, through a cash investment of $1.0 million and the conversion of $8.1 million intercompany debt, acquiring newly issued Calando Series B and Series C preferred stock.

As of March 31, 2011, Arrowhead had advances outstanding to Calando totaling $0.3 million.

As of March 31, 2011, Arrowhead owned 79% of the outstanding shares of Calando and 73% on a fully diluted basis.

Ablaris Therapeutics, Inc.

Ablaris was formed and began operations in the first quarter of fiscal 2011 through the licensing of certain anti-obesity technology developed at the MD Anderson Cancer Center at the University of Texas. During the quarter ended March 31, 2011, Ablaris raised $2.9 million in cash, of which $1.3 million was invested by Arrowhead and $1.6 million was invested by outside investors, through the issuance of Series A Preferred stock.

As of March 31, 2011, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries, cartilage regeneration and wound healing. As of March 31, 2011, Arrowhead owned 23% of the outstanding shares of Nanotope, 19% on a fully diluted basis. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of March 31, 2011, Nanotope had indebtedness to Arrowhead in the amount of $1.0 million, which Arrowhead has included in other receivables. It is expected that this indebtedness will be repaid or converted to equity.

Summarized financial information for Nanotope, Inc. is as follows:

	March 31, 2011	September 30, 2010
Current assets	$422,000	$16,000
Non-current assets	108,000	130,000
Liabilities	1,083,000	585,000
Equity	(553,000)	(439,000)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the six months ended March 31, 2011	For the six months ended March 31, 2010
Revenue	$17,000	$9,000	$513,000	$9,000
Operating expenses	338,000	242,000	613,0000	457,000
Net loss	(325,000)	(233,000)	(113,000)	(448,000)

	For the six months ended March 31, 2011	For the six months ended March 31, 2010

Cash flows used in operating activities	$(417,000)	$(343,000)
Cash flows used in investing activities	(20,000)	(7,000)
Cash flows provided by financing activities	—	—

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of March 31, 2011, Leonardo had indebtedness to Arrowhead in the amount of $255,000, included in other receivables, which is expected to be repaid or converted to equity. As of March 31, 2011, Arrowhead’s ownership interest in Leonardo was 5%.

NOTE 3. DISCONTINUED OPERATIONS

Unidym, Inc.

Unidym, Inc. was founded by Arrowhead in 2005. Through the license of intellectual property and the acquisition of three development stage nanotechnology companies in 2006, 2007 and 2008, Unidym acquired the rights to key patents for the manufacture and application of carbon nanotubes. In line with the Company’s strategy to focus on nanomedicine, Arrowhead sold its ownership interest in Unidym to Wisepower in January 2011. The consideration included $5.0 million in Wisepower stock and bonds, a percentage of certain revenue streams, as well as contingent payments up to $140 million based on revenue milestones over a ten-year period.

In conjunction with the disposition of Unidym, the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Unidym are reflected separately as cash flows from discontinued operations. Potential future cash flows as discussed above will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

Tego Biosciences, Inc.

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

NOTE 4. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note, and at maturity.

NOTE 5. STOCKHOLDERS’ EQUITY

At March 31, 2011, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At March 31, 2011, 71,806,694 shares of Common Stock were outstanding. At March 31, 2011, 1,532,000 shares and 9,731,435 shares were reserved for issuance under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

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

The following table summarizes information about warrants outstanding at March 31, 2011:

Exercise prices	Number of Warrants	Remaining Life in Years
$7.06	948,969	6.1
$2.00	3,863,999	2.4
$0.50	11,630,335	3.7
$0.51	4,610,244	3.7
$1.65	3,296,497	4.7

Total warrants outstanding	24,350,044

NOTE 6. LEASES

As of March 31, 2011, the Company leased the following facility:

	Lab/Office Space	Monthly Rent	Lease Commencement	Lease Term
Arrowhead
Pasadena, CA	7,388 sq ft	$18,470	March 1, 2006	62 Months

Facility and equipment rent expense for the three months ended March 31, 2011 and 2010 was $65,796 and $60,490, respectively. For the six months ended March 31, 2011 and 2010, rent expense was $106,926 and $130,129, respectively. From inception to date, rent expense has was $3,590,548. Rent expense related to Unidym is included as a part of income/loss from discontinued operations

NOTE 7. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 9,731,435 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of March 31, 2011, there were options granted and outstanding to purchase 1,532,000 and 5,935,188 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the quarter ended March 31, 2011, no options were granted under the 2004 Equity Incentive Plan.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2009	2,901,588	$1.73
Granted	5,251,750	0.69
Cancelled	(23,125)	1.11
Exercised	(6,875)	1.11

Balance At September 30, 2010	8,123,338	1.06
Granted	—	—
Cancelled	(646,150)	2.89
Exercised	—	—

Balance At March 31, 2011	7,477,188	$0.90	7.6 years	$851,378

Exercisable At March 31, 2011	4,694,104	$0.98	7.3 years	$334,024

Stock-based compensation expense for the six months ended March 31, 2011 and 2010 was $759,762 and $598,228, respectively. Stock-based compensation expense, except for the portion of stock-based compensation expense relating to Unidym, is included in Salaries expense in the Company’s consolidated statements of operations. Stock-based compensation expense related to Unidym is included in income/loss from discontinued operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of March 31, 2011, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,531,163 will be recognized in our results of operations over a weighted average period of 2.4 years. As of March 31, 2011, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $205,137 will be recognized in our results of operations over a weighted average period of 1.1 years.

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

	Six Months Ended March 31,
	2011 (1)	2010
Dividend yield	N/A	—
Risk-free interest rate	N/A	2.83% to 3.11%
Volatility	N/A	100%
Expected life (in years)	N/A	5
Weighted average grant date fair value per share of options granted	N/A	$0.44

(1)	There were no Arrowhead stock options granted during the six months ended March 31, 2011.

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the US Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

NOTE 8. FAIR VALUE MEASUREMENTS & DERIVATIVE INSTRUMENTS

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

The following table summarizes fair value measurements at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$4,789,599	$—	$—	$4,789,599
Marketable securities	$2,253,030	$—	$—	$2,253,030
Derivative assets	$—	$—	$606,250	$606,250
Derivative liabilities	$—	$—	$1,653,810	$1,653,810

As part of the sale of Unidym in January 2011, Arrowhead received common stock in Wisepower, originally valued at $2.5 million, $100,000 of which is due to a third party. Arrowhead has the ability to sell the shares of stock in Wisepower, subject to certain limits on volume of sales over a nine-month period ending in October 2011. During the three months ended March 31, 2011, Arrowhead sold approximately 20% of the original holdings; the remaining shares had a market value of $2.3 million at March 31, 2011. The recorded value of the stock is adjusted to fair market value based on quotations from the KOSDAQ, a Korean stock exchange, and published foreign exchange rates. Marketable securities are included as part of other current assets in the Company’s consolidated balance sheet.

As part of the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock beginning on January 17, 2012 at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s consolidated statement of operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative asset relating to the third party was $26,310; the fair value at March 31, 2011 was $25,789. The gain of $521 is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the six months ended March 31, 2011, the Company recorded a loss from the change in fair value of the derivative asset of $12,250. The assumptions used in valuing the derivative asset as of March 31, 2011 were as follows:

Risk free interest rate	1.3%
Expected life	2.8 Years
Dividend yield	none
Volatility	72%

The following is a reconciliation of the derivative asset for the six months ended March 31, 2011:

Value at October 1, 2010	$—
Receipt of instruments	618,500
Decrease in value	(12,250)
Net settlements	—

Value at March 31, 2011	$606,250

As part of the equity financing on June 17, 2010, as described in Note 5, Arrowhead issued warrants to acquire up to 3,296,497 shares of common stock (the “Warrants”) which contain anti-dilution protection. Under the provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the six months ended March 31, 2011, the Company recorded a gain from the change in fair value of the derivative liability of $875,766. The assumptions used in valuing the derivative liability as of March 31, 2011 were as follows:

Risk free interest rate	2.1%
Expected life	4.7 Years
Dividend yield	none
Volatility	100%

In conjunction with the financing of Ablaris during the three months ended March 31, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.6 Arrowhead shares. This ratio declines to 0.4 in the second year, 0.3 in the third year and 0.2 in the fourth year. In the fifth year and beyond the exchange ratio is 0.1. Exchange rights for 675,000 Ablaris shares were sold during the quarter ended March 31, 2011, and remain outstanding at March 31, 2011. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the six months ended March 31, 2011, the Company recorded a gain from the change in fair value of the derivative liability of $5,385. The assumptions used in valuing the derivative liability as of March 31, 2011 were as follows:

Risk free interest rate	2.9%
Expected life	6.8 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability for the six months ended March 31, 2011:

Value at October 1, 2010	$2,408,522
Issuance of instruments	126,960
Decrease in value	(881,672)
Net settlements	—

Value at March 31, 2011	$1,653,810

The carrying amounts of the Company’s other financial instruments, which include accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments.

NOTE 9. RELATED PARTY TRANSACTIONS

As a founder of Nanotope, Dr. Anzalone owns 1,395,900 shares of Nanotope, Inc. common stock or approximately 14.2% of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope. Dr. Anzalone has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO, and another individual holds the seat designated by Dr. Anzalone. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Readers should carefully review the factors identified in this report under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Arrowhead’s ultimate goal is to increase and realize the value of its investments through:

•	A public offering of Subsidiary stock;

•	A sale of a Subsidiary to another company;

•	License of Subsidiary technology; or

•	Generating positive cash flows through operations.

As of March 31, 2011, Arrowhead had two majority-owned operating subsidiaries, Calando Pharmaceuticals, Inc. and Ablaris Therapeutics, Inc., and minority investments in two early-stage nanotechnology companies, Nanotope, Inc. and Leonardo Biosystems, Inc. Arrowhead plans to add to this portfolio through selective acquisition and formation of new nanomedicine companies, as capital resources allow. On January 18, 2011, Arrowhead sold its interests in Unidym to Wisepower Co., Ltd. as described in Note 3 to Arrowhead’s consolidated financial statements.

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 300, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities at our Subsidiaries has required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2011 and beyond to continue development.

At March 31, 2011, the Company had approximately $4.8 million in cash to fund operations. During the first six months of fiscal 2011, the Company’s cash position decreased by $2.1 million, primarily due to operational spending at Arrowhead and Calando. In January 2011, Arrowhead sold its ownership interest in Unidym; therefore the cash burn associated with Unidym ceased in January 2011. As a result of the sale of Unidym, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party. As of March 31, 2011, the Company sold approximately 20% of the stock for approximately $600,000. As of March 31, 2011, the remaining shares, net of amount owed to third parties, had a market value of approximately $2.1 million. The terms of the agreements with Wisepower allow for the sale of the stock over time, subject to certain trading limitations ending in October 2011. Arrowhead intends to dispose it remaining shares as allowed, subject to market conditions. The convertible bond with a face value of $2.5 million is convertible into Wisepower common stock beginning in January 17, 2012 at a price of $2.00 per share, and at that point would represent an additional source of liquidity for the company, subject to the then-current market value of the common stock. Finally, the Company has the ability to exercise the redemption feature of certain warrants outstanding which could yield proceeds of approximately $4.0 million. Based upon the Company’s cash on hand, other sources of liquidity, as described above, and based upon the Company’s operating plan, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

First Half Review

During the six months ended March 31, 2011, the Company had several significant transactions affecting its results of operations. On December 7, 2010, Unidym entered into three agreements with Samsung Electronics (“Samsung”), pursuant to which it recorded $4.5 million in revenue and as well as certain expenses necessary to complete the transaction including license fees owed to universities and consulting fees. The Company also recorded an income tax provision due to withholding taxes from the Korean government. On December 14, 2010, the Company entered into an agreement with the University of Texas related to its newly formed subsidiary, Ablaris, whereby the Company was required to make a one-time $2 million payment to the University of Texas. On January 17, 2011, Arrowhead sold its ownership interests in Unidym to Wisepower Co. Ltd. The Company recorded a gain on disposition of $3.9 million, which amount may be adjusted based on future potential earn-out payments.

Results of Operations

The Company had consolidated income attributable to Arrowhead of $1,468,000 for the six months ended March 31, 2011, compared to a consolidated loss attributable to Arrowhead of $3,399,000 for the six months ended March 31, 2010. For the quarter ended March 31, 2011, the Company had consolidated income attributable to Arrowhead of $2,905,000 compared to a consolidated loss of 1,854,000 for the comparable prior period. Due to the divestiture of Unidym in January 2011, the results of its operations including revenue and expenses are presented as a part of income/loss from discontinued operations on the Company’s Consolidated Statements of Operations. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $296,000 during the six months ended March 31, 2011. There was no revenue recorded in the comparable prior period. The revenue in 2011 was primarily related to a qualifying therapeutic discovery grant received by Calando. Revenue associated with Unidym prior to its disposition is presented as a part of discontinued operations.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three months ended March 31, 2011 and 2010.

Salary & Wage Expenses – Three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010

The Company employs management, administrative and technical staff at the Arrowhead corporate offices and the Subsidiaries. Salary and wage expense consists of salary, benefits, and non-cash charges related to equity-based compensation from the issuance of stock options. Salary and benefits are allocated to two major categories: general and administrative compensation expense and research and development compensation expense depending on the primary activities of each employee. The following tables provide detail of salary and wage expenses for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010.

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	March 31, 2011	Category	March 31, 2010	Category	$	%
G&A - compensation-related	$363	46%	$317	51%	$46	15%
Stock-based compensation	362	46%	247	39%	115	47%
R&D - compensation-related	63	8%	63	10%	—	0%

Total	$788	100%	$627	100%	$161	26%

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	March 31, 2011	Category	March 31, 2010	Category	$	%
G&A - compensation-related	$611	42%	$605	50%	$6	1%
Stock-based compensation	732	50%	505	41%	227	45%
R&D - compensation-related	123	8%	116	9%	7	6%

Total	$1,466	100%	$1,226	100%	$240	20%

During the three months ended March 31, 2011, G&A compensation expense increased $46,000 primarily due to bonus expense accrual at Arrowhead for funds owed to the former CEO of Unidym as a result of the completion of the Unidym divestiture. R&D compensation expense relates to Calando as costs at Unidym are reflected as a part of discontinued operations; R&D compensation costs at Calando did not change from the comparable prior year quarter. On a year-to-date basis G&A compensation-related costs and R&D compensation related costs were relatively unchanged.

Stock-based compensation is a non-cash charge related to the issuance and vesting of stock options. This expensing of stock-based compensation is based upon the estimated fair value of the awards issued. Stock-based compensation expense increased approximately $115,000 during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the issuance of new stock options during fiscal 2010. The number of options outstanding and the option expense will vary from period to period depending on hiring, terminations and awards to new and existing employees.

General & Administrative Expenses – Three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010

The following tables provide detail of G&A expenses for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010.

(in thousands)

	Three Months Ended March 31, 2011	% of Expense Category	Three Months Ended March 31, 2010	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$371	44%	$212	43%	$159	75%
Patent expense	230	28%	51	11%	179	351%
Facilities and related	66	8%	64	13%	2	3%
Travel	23	3%	37	8%	(14)	-38%
Business insurance	54	7%	65	13%	(11)	-17%
Depreciation	7	1%	10	2%	(3)	-30%
Communication and technology	23	3%	23	5%	—	0%
Office expenses	28	3%	17	4%	11	65%
Other	21	3%	6	1%	15	250%

Total	$823	100%	$485	100%	$338	70%

(in thousands)

	Six Months Ended March 31, 2011	% of Expense Category	Six Months Ended March 31, 2010	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$653	46%	$570	54%	$83	15%
Patent expense	370	25%	37	3%	333	NM
Facilities and related	108	7%	139	13%	(31)	-22%
Travel	67	5%	67	6%	—	0%
Business insurance	108	7%	130	12%	(22)	-17%
Depreciation	16	1%	19	2%	(3)	-16%
Communication and technology	50	3%	41	4%	9	22%
Office expenses	40	3%	35	3%	5	14%
Other	42	3%	27	3%	15	56%

Total	$1,454	100%	$1,065	100%	$389	37%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $371,000 during the three months ended March 31, 2011, compared to $212,000 in the comparable prior period. During the six months ended March 31, 2011, Professional/outside services expense was $653,000 compared to $570,000 in the comparable prior period. The increase in professional fees was higher investor relations and general consulting costs at Arrowhead, as well as certain one-time costs incurred with the Ablaris financing in January 2011. These were somewhat offset by lower Nasdaq fees as there were no shares issued due to financings in fiscal 2011.

Patent expense was $230,000 during the three months ended March 31, 2011, compared to $51,000 in the comparable prior period. During the six months ended March 31, 2011, patent expense was $370,000 compared to $37,000 in the comparable prior period. Patent expense for the three months ended March 31, 2011, was primarily related to fees from services from attorneys related to Calando’s intellectual property portfolio. The increase is primarily due to increased costs related to foreign patent filings, which were skewed toward the first half of the fiscal year. We expect costs to continue but at a lower level in the second half of the fiscal year. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Travel expense was $23,000 during the three months ended March 31, 2011, compared to $37,000 in the comparable prior period. During the six months ended March 31, 2011 and 2010, travel expense was $67,000. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations, and for other business initiatives and collaborations throughout the world with other companies, and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $54,000 during the three months ended March 31, 2011, compared to $65,000 in the comparable prior period. During the six months ended March 31, 2011, business insurance expense was $108,000 compared to $130,000 in the comparable prior period. The company experienced favorable rate decreases in its Directors and Officers insurance coverage. Calando’s insurance cost for clinical trials remained relatively stable, however, this expense can fluctuate as a result of changes in the market and the status of clinical trials.

Communication and technology expense was $23,000 during the three months ended March 31, 2011 and 2010. During the six months ended March 31, 2011, communications and technology expense was $50,000 compared to $41,000 in the comparable prior period. The company experienced a modest increase in information technology consulting fees due to certain equipment upgrades during the year.

Research and Development Expenses – Three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following tables provide detail of research and development expenses for the three and six months ended March 31, 2011, as compared to the three and six months ended March 31, 2010.

(in thousands)

	Three Months Ended March 31, 2011	% of Expense Category	Three Months Ended March 31, 2010	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$99	71%	$67	30%	$32	48%
Consulting	27	19%	111	49%	$(84)	-76%
License, royalty & milestones	13	9%	2	1%	11	NM
Other research expenses	2	1%	44	20%	(42)	-95%

Total	$141	100%	$224	100%	$(83)	-37%

	Six Months Ended March 31, 2011	% of Expense Category	Six Months Ended March 31, 2010	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$188	8%	$116	38%	$72	62%
Consulting	197	8%	131	43%	66	50%
License, royalty & milestones	2,013	84%	17	6%	1,996	NM
Other research expenses	5	0%	40	13%	(35)	NM

Total	$2,403	100%	$304	100%	$2,099	690%

NM = Not Meaningful

Outside labs and contract services expense was $99,000 during the three months ended March 31, 2011, compared to $67,000 in the comparable prior period. During the six months ended March 31, 2011, outside labs and contract services expense was $188,000 compared to $116,000 in the comparable prior period. The decrease during the first half of fiscal 2011 was due to reduced spending at Calando as there was less outside lab services required.

Consulting expense was $27,000 during the three months ended March 31, 2011, compared to $111,000 in the comparable prior period. During the six months ended March 31, 2011, consulting expense was $197,000 compared to $131,000 in the comparable prior period. The primary reason for the decrease is due to nonrepeat of costs from a study at UCLA related to the Calando dose escalation clinical trial. The increase on a year-to-date basis is primarily driven by technical consulting costs associated with the company’s new subsidiary, Ablaris Therapeutics, Inc.

Licensing fees, royalty and milestones expense was $13,000 during the three months ended March 31, 2011, compared to $2,000 in the comparable prior period. During the six months ended March 31, 2011, licensing fees, royalty and milestones expense was $2.0 million compared to $17,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the six months ended March 31, 2011 were due to $2 million in licensing fees owed to the University of Texas M.D. Anderson Cancer Center related to a Patent and Technology License Agreement entered into in December 2010.

Other research expense was $2,000 during the three months ended March 31, 2011, compared to $44,000 in the comparable prior period. During the six months ended March 31, 2011, other research expense was $5,000 compared to $40,000 in the comparable prior period. The prior year costs included certain license costs from Northwestern University which were not repeated in the current year.

Other income (expense) – Three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010

Other income was $724,000 during the three months ended March 31, 2011, compared to other expense of $58,000 in the comparable prior period. During the six months ended March 31, 2011, other income was $1.3 million compared to other expense of $118,000. The primary components of the other income in the three and six months ended March 31, 2011 were as a noncash gains from the change in the value of derivatives, and realized and unrealized gains from the change in value of marketable securities. During the three months ended March 31, 2011, the gain from the change in value of a derivative liability was $404,152 and the realized and unrealized gains from marketable securities were $359,920. See note 8 in the Consolidated Financial Statements (Unaudited) for further discussion.

The other component of other income (expense) is the Company’s equity in losses of Nanotope, Inc., which reflected our share of its losses for the period. These losses have been fairly consistent, but may fluctuate depending on the operations and financial results of Nanotope.

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

However, we may need to obtain additional capital to further our development efforts, and we intend to seek additional capital by out-licensing technology, selling one or more of our subsidiaries, securing funded partnerships, conducting one or more private placements of equity securities of the Company or our subsidiaries, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. However, there can be no assurance that we will be successful in any of these endeavors or, if we are successful, that such transactions will be accomplished on favorable terms. If we are unable to obtain additional capital, we will implement additional cash saving measures, which could materially harm our business and our ability to achieve positive cash flow in the future, including delaying or reducing implementation of certain aspects of our plan of operations. Even if we are successful in obtaining additional capital, because we and each subsidiary are separate entities, it could be difficult or impossible to allocate funds in a way that meets the needs of all entities.

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

The strategy for eventual monetization of our subsidiaries will likely depend on our ability to exit our ownership position in each subsidiary in an orderly manner. Exit opportunities could include an initial public offering (“IPO”) for the subsidiary or acquisition of the subsidiary by another company. During the recent economic recession, companies have been adopting conservative acquisition strategies and, even if there is interest, we may not be able to sell our subsidiaries on terms that are attractive to us. These factors could reduce the realizable return on our investment if we are able to sell a subsidiary. Additionally, the market for IPOs continues to be very limited, which limits public exit opportunities for our subsidiaries.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our Common Stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. In the past, we have been subject to delisting procedures due to a drop in the price of our Common Stock. Our stock has continued to trade below $1.00, if this continues, we may again be subject to delisting procedures, as described more fully below. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have (1) a minimum of $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 2, 2011, based on our closing price as of that day, the market value of our securities held by non-affiliates was approximately $41,000,000.

As of the close of business on December 8, 2010, our Common Stock had a closing bid price of $0.90 per share, and had a bid price of less than $1.00 for 30 consecutive days. Accordingly, on December 8, 2010, we received a deficiency letter from the NASDAQ Stock Market indicating that, based on the Company’s closing bid price for the last 30 consecutive business days, the Company does not comply with the minimum bid price of $1.00 per as set forth in NASDAQ Marketplace Rule 5550(a)(2).

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

Calando has a $500,000 unsecured convertible promissory note outstanding. The note bears 10% interest accrued annually, and matures in November 2013. The note is payable at two times face value in certain events, including, among other things, the license of Calando’s siRNA delivery system, and upon maturity. If Calando is unable to meet its obligations to the bearer of the note, Arrowhead may also not be in a position to lend Calando sufficient cash to pay such demand note. Unless other sources of financing become available, this could result in Calando’s insolvency.

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

As part of our recent cash conservation strategy that scaled back financial support for Calando, Calando closed its laboratory facilities, eliminated its technical employees and has shifted its focus to licensing its technologies to partners. Currently, Calando has one licensing partner, but there can be no assurance that Calando will be able to find additional partners to license its technologies upon terms favorable to Calando.

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

Our subsidiaries, Calando and Ablaris, as well as minority investments Nanotope and Leonardo, are focused on technology related to new and improved pharmaceutical candidates. Drug development is time consuming, expensive and risky. Even product candidates that appear promising in the early phases of development, such as in early animal and human clinical trials, often fail to reach the market for a number of reasons, such as:

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

Our investments in our subsidiaries and noncontrolling interests were the result of negotiation with subsidiary management and equity holders, and the investment valuations may not always have been independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that few comparable public companies exist to provide meaningful valuation comparisons. Accordingly, we have always not sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a subsidiary, the ultimate sale price may be for a value substantially different than previously determined by us, which could materially and adversely impair the value of our Common Stock.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of March 31, 2011, 71,806,694 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. As of March 31, 2011, 7,467,188 shares were reserved for issuance upon exercise of outstanding options. As of March 31, 2011, there were warrants outstanding to purchase 25,586,038 shares of Common Stock. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	Stock Purchase Agreement – Calando Pharmaceuticals, Inc.*

10.2	Stock Purchase Agreement – Ablaris Therapeutics, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2011

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer