Form 10-Q
period 2011-06-30
ARROWHEAD RESEARCH CORP
filed 2011-08-08
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2011 was 71,833,693.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited)
	June 30, 2011	September 30, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,316,308	$6,847,162
Trade receivable, net of allowance for doubtful accounts of $90,789 at September 30, 2010	—	58,864
Other receivables	1,349,898	871,819
Prepaid expenses and other current assets	204,642	353,930
Marketable securities	1,177,708	—

TOTAL CURRENT ASSETS	7,048,556	8,131,775
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	285,266	335,784
Research equipment	3,515	752,850
Software	77,020	150,445
Leasehold improvements	—	78,594

	365,801	1,317,673
Less: Accumulated depreciation and amortization	(335,880)	(1,176,404)

PROPERTY AND EQUIPMENT, NET	29,921	141,269
OTHER ASSETS
Rent deposit	—	34,735
Patents	1,791,662	2,046,836
Note Receivable, net	2,231,509	—
Derivative asset	284,625	—
Investment in Nanotope Inc., equity basis	1,716,561	1,812,927
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	6,211,357	4,081,498

TOTAL ASSETS	$13,289,834	$12,354,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$501,278	$681,563
Accrued expenses	472,279	494,736
Accrued payroll and benefits	227,696	191,425
Derivative liabilities	958,451	2,408,522
Note payable	—	500,000

TOTAL CURRENT LIABILITIES	2,159,704	4,276,246

LONG-TERM LIABILITIES
Note payable	560,878	—

TOTAL LONG-TERM LIABILITIES	560,878	—

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 71,833,693 and 71,720,137 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	71,849	71,735
Additional paid-in capital	121,649,155	119,716,834
Accumulated deficit during the development stage	(111,095,229)	(110,742,867)

Total Arrowhead Research Corporation stockholders' equity	10,625,775	9,045,702
Noncontrolling interest	(56,523)	(967,406)

TOTAL STOCKHOLDERS’ EQUITY	10,569,252	8,078,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,289,834	$12,354,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	May 7, 2003 (Inception) to June 30, 2011
REVENUE	$—	$—	$296,139	$—	$3,991,959
OPERATING EXPENSES
Salaries	354,223	81,096	1,087,714	802,122	19,656,556
General and administrative expenses	643,165	736,443	2,097,538	1,796,326	23,866,803
Research and development	365,618	123,343	2,768,130	372,554	39,919,100
Stock-based compensation	346,707	390,227	1,078,951	895,397	12,042,095
Patent amortization	60,452	60,452	181,356	181,356	1,721,492

TOTAL OPERATING EXPENSES	1,770,165	1,391,561	7,213,689	4,047,755	97,206,046

OPERATING LOSS	(1,770,165)	(1,391,561)	(6,917,550)	(4,047,755)	(93,214,087)
OTHER INCOME (EXPENSE)
Loss on equity of investments - Nanotope	(70,366)	(66,489)	(96,367)	(165,727)	(656,440)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Loss on sale of fixed assets, net	—	—	—	—	(127,088)
Realized and unrealized gain (loss) on marketable securities	(498,406)	—	(138,486)	—	243,778
Interest income (expense), net	20,531	(9,814)	70,815	(28,280)	2,698,764
Change in value of derivatives	373,734	1,552,228	1,243,156	1,552,228	3,004,541

TOTAL OTHER INCOME (EXPENSE)	(174,507)	1,475,925	1,079,118	1,358,221	7,456,355

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,944,672)	84,364	(5,838,432)	(2,689,534)	(85,757,732)
Provision for income taxes	—	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,944,672)	84,364	(5,838,432)	(2,689,534)	(85,757,732)
Income (loss) from discontinued operations	(68,742)	(768,160)	1,373,758	(2,383,288)	(47,546,200)
Gain (loss) on disposal of discontinued operations	—	—	3,919,213	430,000	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(68,742)	(768,160)	5,292,971	(1,953,288)	(42,837,612)

NET INCOME (LOSS)	(2,013,414)	(683,796)	(545,461)	(4,642,822)	(128,595,344)
Net (income) loss attributable to noncontrolling interests	193,497	312,741	193,099	872,880	17,664,075

NET INCOME (LOSS) ATTRIBUTABLE TO ARROWHEAD	$(1,819,917)	$(371,055)	$(352,362)	$(3,769,942)	$(110,931,269)

Earnings per share - basic:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.03)	$—	$(0.07)	$(0.03)
Income from discontinued operations attributable to Arrowhead common shareholders	—	(0.01)	0.07	(0.03)

Net income (loss) attributable to Arrowhead shareholders	$(0.03)	$(0.01)	$—	$(0.06)

Weighted average shares outstanding	71,826,276	64,579,403	71,804,027	62,056,412

Earnings per share - diluted:
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.03)	$—	(0.07)	$(0.03)
Income from discontinued operations attributable to Arrowhead common shareholders	—	(0.01)	0.07	(0.03)

Net income (loss) attributable to Arrowhead shareholders	$(0.03)	$(0.01)	$—	$(0.06)

Weighted average shares outstanding	71,826,276	64,579,403	78,567,954	62,056,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through June 30, 2011

(unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.001 per unit	3,000,000	$3,000	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $1.00 per unit	1,680,000	1,680	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	4,680,000	4,680	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	75,000	75	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $1.00 per unit	475,000	475	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $1.00 per unit	500,000	500	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $1.50 per unit	6,608,788	6,609	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	705,529	706	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $1.09 per share	150,000	163	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $1.50 per unit	356,229	356	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $0.20 per share	75,000	75	14,925	—	—	—	15,000
Exercise of stock options @ $1.00 per share	6,000	6	5,994	—	—	—	6,000
Stock-based compensation	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	13,631,546	13,645	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $1.50 per share	13,812,888	13,813	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $1.00 per share	25,000	25	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $3.98 per share	502,260	502	1,999,498	—	—		2,000,000
Common stock issued for services	12,500	12	49,988	—	—	—	50,000
Stock-based compensation	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	27,984,194	27,997	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	115,794	116	341,421	—	—	—	341,537
Common stock issued @ $4.88 per share	204,854	205	999,795	—	—	—	1,000,000
Common stock issued @ $3.84 per share	15,000	15	57,585	—	—	—	57,600
Common stock issued @ $3.50 per share	5,590,000	5,590	19,539,410	—	—	—	19,545,000
Common stock issued @ $5.91 per share	25,364	25	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $5.17 per share	208,382	208	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	34,143,588	34,156	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	186,164	186	434,541	—	—	—	434,727
Common stock issued @ $5.78 per share, net	2,849,446	2,849	15,149,366	—	—	—	15,152,215
Arrowhead's increase in proportionate share of Insert Therapeutics' equity	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $3.77 per share	1,431,222	1,431	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	38,610,420	38,622	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	105,357	106	289,921	—	—	—	290,027
Common stock issued at approximately $1.80 per share, net	3,863,989	3,867	6,956,718	—	—	—	6,960,585
Arrowhead's increase in proportionate share of Unidym's equity	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $2.72 per share to Rice University	50,000	50	135,950	—	—	—	136,000
Common stock issued @ $2.83 per share to purchase shares of Unidym, Inc.	70,547	71	199,929	—	—	—	200,000
Common stock issued @ $2.95 per share to purchase MASA Energy, LLC	105,049	105	309,895	—	—	—	310,000
Common stock issued @ $2.19 per share to Unidym for the acquisition of Nanoconduction	114,155	114	249,886	—	—	—	250,000
Common stock issued @ $2.18 per share	15,000	15	32,685	—	—	—	32,700
Stock-based compensation	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	42,934,517	42,950	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $0.55 per share to Unidym stockholder in exchange for Unidym's shares	2,058,393	2,059	1,131,617	—	—	—	1,133,676
Common Stock issued @ $0.52 per share to TEL Ventures in exchange for Unidym's shares	2,222,222	2,222	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	2,000,000	—	—	—	2,000,000
Arrowhead's increase in proportionate share of Calando's equity	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $0.30 per share	9,196,642	9,197	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	56,411,774	56,428	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	6,875	7	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	300,000	—	—	300,000
Issuance of Unidym's common stock to minority shareholders	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $0.63 per share	5,083,430	5,083	3,217,813	—	—	—	3,222,896
Common stock issued @ $1.312 per share	6,592,989	6,593	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando's shares	1,220,000	1,220	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym's shares	153,176	153	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	2,251,893	2,251	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	71,720,137	71,735	119,716,834	—	(110,742,867)	(967,406)	8,078,296

Exercise of warrants	86,557	87	43,192	—	—	—	43,279
Exercise of stock options	26,999	27	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	1,106,470	—	—	—	1,106,470
Net loss for the nine months ended June 30, 2011	—	—	—	—	(352,362)	(193,099)	(545,461)

Balance at June 30, 2011	71,833,693	$71,849	$121,649,155	$—	$(111,095,229)	$(56,523)	$10,569,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	May 7, 2003 (Date of inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(545,461)	$(4,642,822)	$(128,595,344)
Net (income) loss attributable to noncontrolling interests	193,099	872,880	17,664,075

Net loss attributable to Arrowhead	(352,362)	(3,769,942)	(110,931,269)
(Income) loss from discontinued operations	(5,292,971)	1,953,288	42,837,612
Realized and unrealized (gain) loss on investments	138,486	—	(943,777)
(Gain) loss from sale of subsidiary	—	—	(306,344)
Loss on sale/donation of fixed assets	—	—	127,088
Stock issued as gift	—	—	298,750
Stock issued for professional services	—	—	248,997
Stock issued for in-process research and development	—	—	13,166,347
Change in value of derivatives	(1,243,156)	(1,552,228)	(3,004,541)
Purchased in-process research and development - Nanoconduction	—	—	2,685,208
Stock-based compensation	1,078,951	895,398	12,042,095
Depreciation and amortization	203,041	209,450	5,595,375
Amortization (accretion) of note discounts, net	(12,487)	—	(12,487)
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash (gain) loss from equity investment	96,367	165,727	656,440
Noncontrolling interest	(193,099)	(872,880)	(17,664,075)
Gain on renegotiation of accrued severance	—	—	(726,500)
Changes in operating assets and liabilities:
Receivables	—	—	(62,815)
Other receivables	(477,770)	(728,806)	(1,346,480)
Prepaid expenses	5,186	27,944	(236,388)
Other current assets	18,472	(68,950)	(96,361)
Deposits	—	60,105	(36,795)
Accounts payable	81,554	303,854	130,909
Accrued expenses	(91,058)	187,902	(9,361)
Accrued severance and other liabilities	47,798	20,775	1,006,412

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(5,993,049)	(3,168,363)	(58,874,761)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(9,674)	—	(3,565,599)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	1,130,307	—	2,400,220
Proceeds from sale of subsidiaries	—	—	359,375
Proceeds from sale of fixed assets	—	—	142,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773
Cash transferred in sale of subsidiary	(1,700,398)	—	(1,700,398)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(579,765)	—	(4,174,750)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	1,719,158	—	20,894,326
Proceeds from issuance of common stock and warrants, net	57,163	12,071,255	90,844,554

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,776,321	12,071,255	114,255,347

Cash flows from discontinued operations:
Operating cash flows	2,265,639	(2,017,982)	(46,003,153)
Investing cash flows	—	430,000	790,625
Financing cash flows	—	(351,689)	(1,677,000)

Net cash provided by (used in) discontinued operations:	2,265,639	(1,939,671)	(46,889,528)

NET INCREASE (DECREASE) IN CASH	(2,530,854)	6,963,221	4,316,308
CASH AT BEGINNING OF PERIOD	6,847,162	2,020,224	—

CASH AT END OF PERIOD	$4,316,308	$8,983,445	$4,316,308

Supplementary disclosures:
Interest paid	$105,000	$26,406	$230,419
Taxes paid	$742,500	$—	$742,500

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

On September 22, 2009, Arrowhead issued 91,495 shares of Common Stock with an estimated fair market value of $46,662 in exchange for an equal number of Series A Preferred Stock of Unidym, with a minority stockholder of Unidym.

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead addresses its target markets through ownership in subsidiaries that are selected based on synergies in their technology, and clinical and business strategies. By focusing on specific related applications of nanomedicine, Arrowhead and its subsidiaries leverage shared expertise and resources to develop pioneering therapeutic platforms for large unmet medical needs. We are currently focused on the preclinical and clinical development of therapeutics for the treatment of cancer and obesity, as well as the regeneration of wounded or diseased tissue.

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

At June 30, 2011, the Company had approximately $4.3 million in cash to fund operations. During the first nine months of fiscal 2011, the Company’s cash position decreased by $2.5 million, primarily due to operational spending at Arrowhead and Calando. In January 2011, Arrowhead sold its ownership interest in Unidym; therefore the cash burn associated with Unidym ceased in January 2011. As a result of the sale of Unidym, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party, who was a minority investor in Unidym. As of June 30, 2011, the Company sold approximately 40% of the stock for approximately $1.1 million. As of June 30, 2011, the remaining shares, net of amount owed to third parties, had a market value of approximately $1.2 million. The terms of the agreements with Wisepower allow for the sale of the stock over time, subject to certain trading limitations ending in October 2011. Arrowhead intends to dispose of its remaining shares as allowed, subject to market conditions. The convertible bond with a face value of $2.5 million, is convertible into Wisepower common stock beginning on January 17, 2012 at a price of $2.00 per share, and at that point would represent an additional source of liquidity for the company, subject to the then-current market value of the common stock. Finally, the Company has the ability to exercise the redemption feature of certain warrants outstanding which could yield proceeds of approximately $4.0 million. Based upon the Company’s cash on hand, other sources of liquidity, as described above, and based upon the Company’s operating plan, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This new accounting guidance relates to the revenue recognition of multiple element arrangements. The new guidance states that, if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended September 30, 2009. This guidance did not change GAAP; therefore it did not have an impact on our consolidated financial statements. References within this note and throughout our financial statements to authoritative guidance issued by the FASB are in reference to the codification.

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

In fiscal 2010, Arrowhead issued 1,220,000 shares of its Common Stock in exchange for 3,050,000 shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued warrants to purchase 264,000 shares of Arrowhead Common Stock in exchange for warrants to purchase 660,000 shares of Calando common stock. Also in fiscal 2010, Arrowhead issued warrants to purchase up to 3,906,250 shares of its Common Stock in exchange for 1,562.5 shares of Calando Series A Preferred Stock. The Calando Series A Preferred Stock have a liquidation preference and are convertible into 3,381,303 shares of Calando common stock.

In January 2011, Arrowhead invested $9.1 million, through a cash investment of $1.0 million and the conversion of $8.1 million intercompany debt, acquiring newly issued Calando Series B and Series C preferred stock.

As of June 30, 2011, Arrowhead had advances outstanding to Calando totaling $0.4 million.

As of June 30, 2011, Arrowhead owned 79% of the outstanding shares of Calando and 73% on a fully diluted basis.

Ablaris Therapeutics, Inc.

Ablaris was formed and began operations in the first quarter of fiscal 2011 through the licensing of certain anti-obesity technology developed at the MD Anderson Cancer Center at the University of Texas. During the nine months ended June 30, 2011, Ablaris raised $2.9 million in cash, of which $1.3 million was invested by Arrowhead and $1.6 million was invested by outside investors, through the issuance of Series A Preferred stock.

As of June 30, 2011, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries, cartilage regeneration and wound healing. As of June 30, 2011, Arrowhead owned 23% of the outstanding shares of Nanotope, 19% on a fully diluted basis. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of June 30, 2011, Nanotope had indebtedness to Arrowhead in the amount of $1.1 million, which Arrowhead has included in other receivables. It is expected that this indebtedness will be repaid or converted to equity.

Summarized financial information for Nanotope, Inc. is as follows:

	June 30, 2011	September 30, 2010
Current assets	$185,000	$16,000
Non-current assets	100,000	130,000
Liabilities	1,143,000	585,000
Equity	(858,000)	(439,000)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010
Revenue	$3,000	$—	$515,000	$9,000
Operating expenses	283,000	300,000	896,0000	758,000
Net loss	(306,000)	(300,000)	(419,000)	(748,000)

	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010
Cash flows used in operating activities	$(427,000)	$(331,000)
Cash flows used in investing activities	(28,000)	(7,000)
Cash flows provided by financing activities	628,000	—

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing spheroid porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of June 30, 2011, Leonardo had indebtedness to Arrowhead in the amount of $255,000, included in other receivables, which is expected to be repaid or converted to equity. As of June 30, 2011, Arrowhead’s ownership interest in Leonardo was 5%.

NOTE 3. DISCONTINUED OPERATIONS

Unidym, Inc.

Founded by Arrowhead in 2005, Unidym is developing electronic applications of carbon nanotubes. In line with the Company’s strategy to focus on nanomedicine, Arrowhead sold its ownership interest in Unidym to Wisepower in January 2011. The consideration included $5.0 million in Wisepower stock and bonds, a percentage of certain revenue streams, as well as contingent payments up to $140 million based on revenue milestones over a ten-year period.

In conjunction with the disposition of Unidym, the gain on the sale and the results of historical operations are recorded as discontinued operations in the Company’s Statements of Operations. Additionally, the cash flows from Unidym are reflected separately as cash flows from discontinued operations. Potential future cash flows as discussed above will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

Tego Biosciences, Inc.

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes.

On December 23, 2009, Tego completed the sale of all of its non-cash intellectual property assets to Luna Innovations, Inc.

The consideration included an upfront purchase price of $350,000 and reimbursements of patent and license expenses of $80,000 as well as contingent payments based on milestones and royalties for each fullerene product developed by Luna and covered by Tego intellectual property.

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

NOTE 4. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note and at maturity.

NOTE 5. STOCKHOLDERS’ EQUITY

At June 30, 2011, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At June 30, 2011, 71,833,693 shares of Common Stock were outstanding. At June 30, 2011, 1,532,000 shares and 9,704,436 shares were reserved for issuance under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

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

The following table summarizes information about warrants outstanding at June 30, 2011:

Exercise prices	Number of Warrants	Remaining Life in Years
$7.06	948,969	5.9
$2.00	3,863,999	2.1
$0.50	11,630,335	3.4
$0.51	4,610,244	3.5
$1.65	3,296,497	4.5

Total warrants outstanding	24,350,044

NOTE 6. LEASES

During the three months ended June 30, 2011, the Company’s corporate headquarters lease expired, and the Company did not elect its renewal option. The company is currently leasing temporary office space and is negotiating terms of a new corporate headquarters, including lab facilities. The temporary space is expected to be utilized for several months, and the cost is approximately $6,400 per month.

Facility and equipment rent expense for the three months ended June 30, 2011 and 2010 was $36,061 and $53,669, respectively. For the nine months ended June 30, 2011 and 2010, rent expense was $140,859 and $183,798, respectively. From inception to date, rent expense was $3,624,481. Rent expense related to Unidym is included as a part of income/loss from discontinued operations.

NOTE 7. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 1,532,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 9,704,436 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of June 30, 2011, there were options granted and outstanding to purchase 1,532,000 and 5,702,776 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the nine months ended June 30, 2011, 120,000 options were granted under the 2004 Equity Incentive Plan.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2009	2,901,588	$1.73
Granted	5,251,750	0.69
Cancelled	(23,125)	1.11
Exercised	(6,875)	1.11

Balance At September 30, 2010	8,123,338	1.06
Granted	120,000	0.65
Cancelled	(981,563)	2.17
Exercised	(26,999)	0.51

Balance At June 30, 2011	7,234,776	$0.91	7.3 years	$2,400

Exercisable At June 30, 2011	5,245,809	$0.98	7.0 years	$2,400

Stock-based compensation expense for the nine months ended June 30, 2011 and 2010 was $1,078,951 and $895,398, respectively. Stock-based compensation expense, except for the portion of stock-based compensation expense relating to Unidym, is shown as a separate line item in the Company’s consolidated statements of operations. Stock-based compensation expense related to Unidym is included in income/loss from discontinued operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of June 30, 2011, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $1,313,346 will be recognized in our results of operations over a weighted average period of 2.4 years. As of June 30, 2011, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $81,931 will be recognized in our results of operations over a weighted average period of 1.1 years.

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

	Nine months Ended June 30,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	2.90%	2.62% to 3.42%
Volatility	100%	100%
Expected life (in years)	6.25	5 to 6.25
Weighted average grant date fair value per share of options granted	$0.52	$0.47

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the US Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

NOTE 8. FAIR VALUE MEASUREMENTS & DERIVATIVE INSTRUMENTS

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The following table summarizes fair value measurements at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$4,316,308	$—	$—	$4,316,308
Marketable securities	$1,177,708	$—	$—	$1,177,708
Derivative assets	$—	$—	$284,625	$284,625
Derivative liabilities	$—	$—	$958,451	$958,451

As part of the sale of Unidym in January 2011, Arrowhead received common stock in Wisepower, originally valued at $2.5 million, $100,000 of which is due to a third party. Arrowhead has the ability to sell the shares of stock in Wisepower, subject to certain limits on volume of sales over a nine-month period ending in October 2011. During the nine months ended June 30, 2011, Arrowhead sold approximately 40% of the original holdings; the remaining shares had a market value of $1.2 million at June 30, 2011. The recorded value of the stock is adjusted to fair market value based on quotations from the KOSDAQ, a Korean stock exchange, and published foreign exchange rates. Marketable securities are included as part of other current assets in the Company’s consolidated balance sheet.

As part of the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock beginning on January 17, 2012 at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s consolidated statement of operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative relating to the third party was $26,310; the fair value at June 30, 2011 was $12,107. The gain of $14,203 is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the nine months ended June 30, 2011, the Company recorded a loss from the change in fair value of the derivative asset of $333,875. The assumptions used in valuing the derivative asset as of June 30, 2011 were as follows:

Risk free interest rate	0.8%
Expected life	2.6 Years
Dividend yield	none
Volatility	72%

The following is a reconciliation of the derivative asset for the nine months ended June 30, 2011:

Value at October 1, 2010	$—
Receipt of instruments	618,500
Decrease in value	(333,875)
Net settlements	—

Value at June 30, 2011	$284,625

As part of the equity financing on June 17, 2010, as described in Note 5, Arrowhead issued warrants to acquire up to 3,296,497 shares of common stock (the “Warrants”) which contain anti-dilution protection. Under the certain provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the nine months ended June 30, 2011, the Company recorded a gain from the change in fair value of the derivative liability of $1,511,139. The assumptions used in valuing the derivative liability as of June 30, 2011 were as follows:

Risk free interest rate	1.8%
Expected life	4.5 Years
Dividend yield	none
Volatility	100%

In conjunction with the financing of Ablaris during the three months ended March 31, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.6 Arrowhead shares. This ratio declines to 0.4 in the second year, 0.3 in the third year and 0.2 in the fourth year. In the fifth year and beyond the exchange ratio is 0.1. Exchange rights for 675,000 Ablaris shares were sold during the nine months ended June 30, 2011, and remain outstanding at June 30, 2011. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the nine months ended June 30, 2011, the Company recorded a gain from the change in fair value of the derivative liability of $51,690. The assumptions used in valuing the derivative liability as of June 30, 2011 were as follows:

Risk free interest rate	2.5%
Expected life	6.5 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability for the nine months ended June 30, 2011:

Value at October 1, 2010	$2,408,522
Issuance of instruments	126,960
Change in value	(1,577,032)
Net settlements	—

Value at June 30, 2011	$958,450

The carrying amounts of the Company’s other financial instruments, which include accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments.

NOTE 9. RELATED PARTY TRANSACTIONS

As a founder of Nanotope, Christopher Anazalone, Arrowhead’s President and CEO, owns 1,395,900 shares of Nanotope common stock, which represents approximately 14.2% of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope. Dr. Anzalone has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO, and another individual holds the seat designated by Dr. Anzalone. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company. As part of the private placement on December 11, 2009 (see Note 5. Stockholder’s Equity), Dr. Anzalone personally invested $100,000.

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead addresses its target markets through majority or minority ownership in subsidiaries that are selected based on synergies in their technology, clinical, and business strategies. By focusing on specific applications of nanomedicine, Arrowhead and its subsidiaries leverage shared expertise and resources to develop pioneering therapeutic platforms for large unmet medical needs. Arrowhead is currently focused on the preclinical and clinical development of therapeutics for the treatment of cancer and obesity, as well as the regeneration of wounded or diseased tissue.

Arrowhead’s ultimate goal is to increase and realize the value of its investments through:

•	A public offering of Subsidiary stock;
•	A sale of a Subsidiary to another company;
•	License of Subsidiary technology; or
•	Generating positive cash flows through operations.

As of June 30, 2011, Arrowhead had two majority-owned operating subsidiaries, Calando Pharmaceuticals, Inc. and Ablaris Therapeutics, Inc., and minority investments in two early-stage nanotechnology companies, Nanotope, Inc. and Leonardo Biosystems, Inc. Arrowhead plans to add to this portfolio through selective acquisition and formation of new nanomedicine companies, as capital resources allow. On January 18, 2011, Arrowhead sold its interests in Unidym to Wisepower Co., Ltd. as described in Note 3 to Arrowhead’s consolidated financial statements.

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

At June 30, 2011, the Company had approximately $4.3 million in cash to fund operations. During the first nine months of fiscal 2011, the Company’s cash position decreased by $2.5 million, primarily due to operational spending at Arrowhead and Calando. In January 2011, Arrowhead sold its ownership interest in Unidym; therefore the cash burn associated with Unidym ceased in January 2011. As a result of the sale of Unidym, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party, who was a minority investor in Unidym. As of June 30, 2011, the Company sold approximately 40% of the stock for approximately $1.1 million. As of June 30, 2011, the remaining shares, net of amount owed to third parties, had a market value of approximately $1.2 million. The terms of the agreements with Wisepower allow for the sale of the stock over time, subject to certain trading limitations ending in October 2011. Arrowhead intends to dispose of its remaining shares as allowed, subject to market conditions. The convertible bond with a face value of $2.5 million, is convertible into Wisepower common stock beginning on January 17, 2012 at a price of $2.00 per share, and at that point would represent an additional source of liquidity for the company, subject to the then-current market value of the common stock. Finally, the Company has the ability to exercise the redemption feature of certain warrants outstanding which could yield proceeds of approximately $4.0 million. Based upon the Company’s cash on hand, other sources of liquidity, as described above, and based upon the Company’s operating plan, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. The Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

Stock Compensation Expense

We account for stock compensation expense under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards. Stock compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and recognized over the requisite service period. We use the Black-Scholes option pricing model for the valuation of stock-based awards. Our determination of the grant date fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, a risk-free interest rate, expected stock price volatility, and exercise and forfeiture behavior. Subjective assumptions are estimated by management, but other reasonable assumptions could provide differing results.

Derivative Financial Instruments

During the normal course of business, and associated with equity financings, the Company may issue warrants or become party to other agreements which require the use of derivative accounting treatment under GAAP. The company does not enter into derivative contracts for speculative purposes. We account for derivatives under the provisions of ASC Topic 815, which generally requires that derivative assets and liabilities be measured at fair value each reporting period with changes in fair value reflected as a current period income or loss, unless the derivatives qualify for hedge accounting treatment. The valuation of such derivatives are made using option pricing models which require various assumptions, some of which may be subjective, including but not limited to the Company’s stock price, the expected life, a risk-free interest rate, and expected stock price volatility. Subjective assumptions are estimated by management, but other reasonable assumptions could provide differing results.

Research and Development Expenses

Research and development expenses include salaries and benefits, trial (including pre-clinical, clinical and other) and production costs, purchased in-process research expenses, contract and other outside service fees, and facilities and overhead costs related to research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions.

Revenue Recognition

Revenue from product sales are recorded when persuasive evidence of an arrangement exists, title has passed and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured.

We may generate revenue from technology licenses, collaborative research and development arrangements, research grants and product sales. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, and various milestone and future product royalty or profit-sharing payments.

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

Overview for the Nine months ended June 30, 2011

During the nine months ended June 30, 2011, the Company had several significant transactions affecting its results of operations. On December 7, 2010, Unidym entered into three agreements with Samsung Electronics (“Samsung”), pursuant to which it recorded $4.5 million in revenue as well as certain expenses necessary to complete the transaction, including license fees owed to universities and consulting fees. The Company also recorded an income tax provision due to withholding taxes from the Korean government. On December 14, 2010, the Company entered into an agreement with the University of Texas related to its newly formed subsidiary, Ablaris, whereby the Company was required to make a one-time $2 million payment to the University of Texas. On January 17, 2011, Arrowhead sold its ownership interests in Unidym to Wisepower Co. Ltd. The Company recorded a gain on disposition of $3.9 million, which amount may be adjusted based on future potential earn-out payments.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $352,000 for the nine months ended June 30, 2011, compared to a consolidated loss attributable to Arrowhead of $3,770,000 for the nine months ended June 30, 2010. For the quarter ended June 30, 2011, the Company had consolidated loss attributable to Arrowhead of $1,820,000 compared to a consolidated loss of 371,000 for the comparable prior period. Due to the divestiture of Unidym in January 2011, the results of its operations, including revenue and expenses, are presented as a part of income/loss from discontinued operations on the Company’s Consolidated Statements of Operations. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $296,000 during the nine months ended June 30, 2011. There was no revenue recorded in the comparable prior period. The revenue in 2011 was primarily related to a qualifying therapeutic discovery grant received by Calando. Revenue associated with Unidym prior to its disposition is presented as a part of discontinued operations.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and nine months ended June 30, 2011 and 2010.

Salaries – Three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

The Company employs management, administrative and technical staff at the Arrowhead corporate offices and its Subsidiaries. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense and research and development compensation expense depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions for Nanotope and Leonardo and charges fees for those services. The following tables provide detail of salary and wage expenses for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010.

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
G&A - compensation-related	$283	80%	$21	26%	$262	1248%
R&D - compensation-related	71	20%	60	74%	11	18%

Total	$354	100%	$81	100%	$273	337%

	Nine Months Ended	% of Expense	Nine Months Ended	% of Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
G&A - compensation-related	$894	82%	$626	78%	$268	43%
R&D - compensation-related	194	18%	176	22%	18	10%

Total	$1,088	100%	$802	100%	$286	36%

During the three and nine months ended June 30, 2011, G&A compensation expense increased $262,000 and $268,000, respectively. The quarter ended June 30, 2010 included a nonrecurring charge of certain general and administrative expenses to the Company’s minority investment companies, Nanotope and Leonardo, for which it provides management services. This charge served to decrease consolidated salary costs during the quarter ended June 30, 2010. Arrowhead’s management headcount has remained relatively constant over the past year. R&D compensation related costs remained relatively constant during the year and on a year-to-date basis, as compared to the prior periods.

General & Administrative Expenses – Three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

The following tables provide detail of G&A expenses for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010.

(in thousands)

	Three Months Ended June 30, 2011	% of Expense Category	Three Months Ended June 30, 2010	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$274	42%	$380	52%	$(106)	-28%
Patent expense	186	29%	145	20%	41	28%
Facilities and related	38	6%	54	7%	(16)	-30%
Travel	23	4%	53	7%	(30)	-57%
Business insurance	47	7%	(2)	0%	49	-2450%
Depreciation	6	1%	9	1%	(3)	-33%
Communication and technology	24	4%	29	4%	(5)	-17%
Office expenses	5	1%	13	2%	(8)	-62%
Other	40	6%	55	7%	(15)	-27%

Total	$643	100%	$736	100%	$(93)	-13%

(in thousands)

	Nine Months Ended June 30, 2011	% of Expense Category	Nine Months Ended June 30, 2010	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$929	45%	$947	53%	$(18)	-2%
Patent expense	554	26%	181	10%	373	206%
Facilities and related	146	7%	193	11%	(47)	-24%
Travel	90	4%	120	7%	(30)	-25%
Business insurance	154	7%	130	7%	24	18%
Depreciation	22	1%	28	2%	(6)	-21%
Communication and technology	75	4%	70	4%	5	7%
Office expenses	45	2%	47	3%	(2)	-4%
Other	83	4%	80	3%	3	4%

Total	$2,098	100%	$1,796	100%	$302	17%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company and its subsidiaries. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $274,000 during the three months ended June 30, 2011, compared to $380,000 in the comparable prior period. During the nine months ended June 30, 2011, Professional/outside services expense was $929,000 compared to $947,000 in the comparable prior period. The decrease in professional fees during the quarter was primarily due to lower outside legal costs during the current quarter. Outside legal costs vary from quarter to quarter depending on the level of services required. During the year-to-date period professional/outside services were relatively constant.

Patent expense was $186,000 during the three months ended June 30, 2011, compared to $145,000 in the comparable prior period. During the nine months ended June 30, 2011, patent expense was $554,000 compared to $181,000 in the comparable prior period. Patent expense was primarily related to fees from services from attorneys related to Calando’s intellectual property portfolio. The increase is primarily due to increased costs related to foreign patent filings. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Facilities-related expense was $38,000 during the three months ended June 30, 2011, compared to $54,000 in the comparable prior period. During the nine months ended June 30, 2011, facilities-related expense was $146,000, compared to $193,000 in the comparable prior period. Facilities expense decreased due to a reduction in the company’s rental expense as its lease for its corporate headquarters expired. The Company is occupying smaller and less expensive office space temporarily, and is in negotiations for a new corporate office facility.

Travel expense was $23,000 during the three months ended June 30, 2011, compared to $53,000 in the comparable prior period. During the nine months ended June 30, 2011, travel expense was $90,000, compared to $120,000 in the comparable prior period. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations, and for other business initiatives and collaborations throughout the world with other companies, and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $47,000 during the three months ended June 30, 2011, compared to ($2,000) in the comparable prior period. During the nine months ended June 30, 2011, business insurance expense was $154,000 compared to $130,000 in the comparable prior period. During the quarter ended June 30, 2010, the company received a refund of $55,000 from its insurance carrier related to insurance on its clinical trial program following an audit whereby a favorable adjustment was made. The company also experienced favorable rate decreases in its Directors and Officers insurance coverage.

Communication and technology expense was $24,000 during the three months ended June 30, 2011 compared to $29,000 in the comparable prior period. During the nine months ended June 30, 2011, communications and technology expense was $75,000 compared to $70,000 in the comparable prior period. The company experienced a modest increase in information technology consulting fees due to certain equipment upgrades during the year.

Research and Development Expenses – Three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

R&D expenses are primarily related to activities within Arrowhead’s Subsidiaries. The following tables provide detail of research and development expenses for the three and nine months ended June 30, 2011, as compared to the three and nine months ended June 30, 2010.

(in thousands)

	Three Months Ended June 30, 2011	% of Expense Category	Three Months Ended June 30, 2010	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$196	55%	$10	8%	$186	NM
Consulting	120	33%	118	96%	2	2%
License, royalty & milestones	17	5%	(7)	-6%	24	NM
Other research expenses	33	7%	2	2%	31	NM

Total	$366	100%	$123	100%	$243	198%

	Nine Months Ended June 30, 2011	% of Expense Category	Nine Months Ended June 30, 2010	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$384	15%	$126	34%	$258	205%
Consulting	316	11%	251	68%	65	26%
License, royalty & milestones	2,030	73%	(2)	-1%	2,032	NM
Other research expenses	38	1%	(2)	-1%	40	NM

Total	$2,768	100%	$373	100%	$2,395	642%

NM = Not Meaningful

Outside labs and contract services expense was $196,000 during the three months ended June 30, 2011, compared to $10,000 in the comparable prior period. During the nine months ended June 30, 2011, outside labs and contract services expense was $384,000 compared to $126,000 in the comparable prior period. The majority of the increase was related to Calando. Outside lab services and contract services were higher in the current periods to support the clinical trial taking place. In the previous periods the clinical trial had lower enrollment and thus incurred lower cost. Additionally, the company experienced outside costs related to its new subsidiary, Ablaris, which was not operating in the prior period.

Consulting expense was $120,000 during the three months ended June 30, 2011, compared to $118,000 in the comparable prior period. During the nine months ended June 30, 2011, consulting expense was $316,000 compared to $251,000 in the comparable prior period. The primary reason for the increase in consulting expense is due to technical consulting costs associated with the company’s new subsidiary, Ablaris Therapeutics, Inc.

Licensing fees, royalty and milestones expense was $17,000 during the three months ended June 30, 2011, compared to ($7,000) in the comparable prior period. During the nine months ended June 30, 2011, licensing fees, royalty and milestones expense was $2.0 million compared to ($2,000) in the comparable prior period. Licensing fees, royalty and milestones expenses during the nine months ended June 30, 2011 were due to $2 million in licensing fees owed to the University of Texas M.D. Anderson Cancer Center related to a Patent and Technology License Agreement entered into in December 2010.

Other research expense was $33,000 during the three months ended June 30, 2011, compared to $2,000 in the comparable prior period. During the nine months ended June 30, 2011, other research expense was $38,000 compared to ($2,000) in the comparable prior period. The current period costs relate to a research study for Ablaris.

Other income (expense) – Three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

Other expense was $175,000 during the three months ended June 30, 2011, compared to other income of $1,476,000 in the comparable prior period. During the nine months ended June 30, 2011, other income was $1.1 million compared to other income of $1.4 million in the comparable prior period. The primary components of the other income in the three and nine months ended June 30, 2011 were noncash gains from the change in the value of derivatives, and realized and unrealized gains from the change in value of marketable securities. During the three months ended June 30, 2011, the gain from the change in value of a derivative liability was $373,734 and the realized and unrealized loss from marketable securities was $498,406. In the prior year, the change in value of derivatives was due to the change in valuation of derivative liabilities related to warrants outstanding containing anti-dilution rights. The valuation is affected by the Company’s stock price, as well as other factors. The change in value of derivatives in the current period is also affected by the change in valuation of a derivative asset arising from a convertible note receivable. The change in the value of derivatives can vary significantly from quarter to quarter based upon the input factors. See note 8 to the Consolidated Financial Statements for further discussion.

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

The following is a summary of certain risks we face. They are not the only risks we face. Additional risks, of which we are not presently aware or that we currently believe are immaterial, may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

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

Neither Arrowhead nor its subsidiaries generate substantial revenue, and our operations and research and development activities have been primarily funded through the sale of Company securities and securities of our subsidiaries. The global financial markets are currently instable and these market conditions as well as possible concerns over the value of the U.S. dollar denominated investments may impair our ability to raise the capital we need. If we are unable to secure additional cash resources from the sale of securities or other sources, it could become necessary to slow, interrupt or suspend development efforts. In addition, we may have to make additional reductions in expenses at the Company, which could impair our ability to manage our business and our subsidiaries. Even if investment capital is available to us, the terms may be onerous. If investment capital is needed and available to Calando, Ablaris or our other portfolio companies and the Company does not have the funds to make a pro rata investment, our ownership interest could be diluted. The sale of additional Company stock to fund operations could result in significant dilution to stockholders.

The strategy for eventual monetization of our subsidiaries will likely depend on our ability to exit our ownership position in each subsidiary in an orderly manner. Exit opportunities could include an initial public offering (“IPO”) for the subsidiary or acquisition of the subsidiary by another company. During the recent economic recession, companies have been adopting conservative acquisition strategies and, even if there is interest, we may not be able to sell our subsidiaries on terms that are attractive to us. These factors could reduce the realizable return on our investment if we are able to sell a subsidiary. Additionally, the market for IPOs continues to be limited, which limits public exit opportunities for our subsidiaries.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our Common Stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. In the past, we have been subject to delisting procedures due to a drop in the price of our Common Stock. Our stock has continued to trade below $1.00; if this continues, we may again be subject to delisting procedures, as described more fully below. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have (1) a minimum of $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 18, 2011, based on our closing price as of that day, the market value of our securities held by non-affiliates was approximately $35,000,000 and our stockholder’s equity was approximately $10 million.

On June 7, 2011, Arrowhead Research Corporation (the “Company”) received a deficiency letter from the NASDAQ Stock Market indicating that it has not regained compliance with the minimum bid price requirement of $1.00 as set forth in NASDAQ Marketplace Rule 5500(a)(2). However, because the Company has demonstrated that it meets all other applicable standards for initial listing on the NASDAQ Capital Market (except the bid price requirement), the Company has been granted an additional 180 day grace period, or until December 5, 2011, to regain compliance with the bid price requirement. In order to regain compliance, the minimum closing price per share of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days. We are currently seeking approval to effect a reverse stock split, should it be necessary, to regain compliance with the NASDAQ bid price requirement. If the Company fails to regain compliance after the second grace period, the Company’s stock would be subject to delisting by NASDAQ.

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

Our future success will depend to a significant extent on the continued services of our key employees, including Dr. Anzalone, our President and CEO. We do not maintain key man life insurance for any of our executives. Our ability to execute our strategy also will depend on our ability to continue to attract and retain qualified scientists and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all. We may need to terminate additional employees, including senior management and technical employees, or such employees may seek other employment which may result in the loss of valuable know-how and development efforts could be negatively affected.

Members of our senior management team and Board may have a conflict of interest in also serving as officers and/or directors of our subsidiaries.

While we expect that our officers and directors who also serve as officers and/or directors of our subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our subsidiaries. Specifically, Dr. Anzalone, our President and CEO, is the founder, CEO and a board member of each of Nanotope, a regenerative medicine company in which the Company owns a 23% interest, and Leonardo, a drug delivery company in which the Company owns a 5% interest. Dr. Anzalone owns a noncontrolling interest in the stock of each of Nanotope and Leonardo. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

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

        The ability of Calando, Ablaris, and our minority investments, Nanotope and Leonardo, to market products successfully (either on their own or in partnership with other companies) will depend in part on the extent to which third-party payers are willing to reimburse patients for the costs of their products and related treatments. These third-party payers include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payers are increasingly challenging the prices charged for medical products and services. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for the products of these companies. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect their ability to sell products and may have a material adverse effect on them, thereby diminishing the value of the Company’s interest in these subsidiaries or any anticipated milestone or royalty payments. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

There may be a difference in the investment valuations that we used when making initial and subsequent investments in our subsidiaries and minority investments and actual market values.

Our investments in our subsidiaries and noncontrolling interests were the result of negotiation with subsidiary management and equity holders, and the investment valuations may not always have been independently verified. Traditional methods used by independent valuation analysts include a discounted cash flow analysis and a comparable company analysis. We have not generated a positive cash flow to date and do not expect to generate significant cash flow in the near future. Additionally, we believe that few comparable public companies exist to provide meaningful valuation comparisons. Accordingly, we have not always sought independent valuation analysis in connection with our investments and may have invested in our various holdings at higher or lower valuations than an independent source would have recommended. There may be no correlation between the investment valuations that we used over the years for our investments and the actual market values. If we should eventually sell all or a part of any of our consolidated business or that of a subsidiary, the ultimate sale price may be for a value substantially different than previously determined by us, which could materially and adversely impair the value of our Common Stock.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of June 30, 2011, 71,833,693 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. As of June 30, 2011, 7,234,776 shares were reserved for issuance upon exercise of outstanding options. As of June 30, 2011, there were warrants outstanding to purchase 24,350,044 shares of Common Stock. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2011

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer