Form 10-Q
period 2011-12-31
ARROWHEAD RESEARCH CORP
filed 2012-02-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 1, 2012 was 10,530,524.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	September 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,773,126	$7,507,389
Other receivables	2,027,620	1,608,382
Prepaid expenses and other current assets	301,334	110,818
Marketable securities	71,828	634,585

TOTAL CURRENT ASSETS	9,173,908	9,861,174

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	502,508	285,266
Research equipment	4,450,087	3,515
Software	105,916	77,020
Leasehold improvements	2,591,919	—

	7,650,430	365,801
Less: Accumulated depreciation and amortization	(723,190)	(340,364)

PROPERTY AND EQUIPMENT, NET	6,927,240	25,437

OTHER ASSETS
Rent deposit	6,264	—
Patents and other intangible assets	2,749,593	1,731,211
Note Receivable, net	2,314,994	2,272,868
Derivative asset	160,125	161,125
Investment in Nanotope Inc., equity basis	1,543,220	1,649,748
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	6,961,196	6,001,952

TOTAL ASSETS	$23,062,344	$15,888,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$714,057	$576,809
Accrued expenses	2,386,796	864,511
Accrued payroll and benefits	637,691	195,649
Deferred revenue	101,042	—
Derivative liabilities	1,010,883	944,980
Capital lease obligation	209,555	—

TOTAL CURRENT LIABILITIES	5,060,024	2,581,949

LONG-TERM LIABILITIES
Note payable, net of current portion	702,695	606,786
Capital lease obligation, net of current portion	1,444,370	—
Other non-current liabilities	106,345	135,660

TOTAL LONG-TERM LIABILITIES	2,253,410	742,446

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,015 shares issued and outstanding	1	—
Common stock, $0.01 par value; 145,000,000 shares authorized; 10,530,524 and 8,642,286 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	105,306	86,423
Additional paid-in capital	136,318,592	127,476,435
Subscription receivable	(3,897,500)	(900,000)
Accumulated deficit during the development stage	(116,357,257)	(113,871,752)

Total Arrowhead Research Corporation stockholders’ equity	16,169,142	12,791,106
Noncontrolling interest	(420,232)	(226,938)

TOTAL STOCKHOLDERS’ EQUITY	15,748,910	12,564,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,062,344	$15,888,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	May 7, 2003 (Inception) to December 31, 2011
REVENUE	$23,958	$296,139	$4,015,917

OPERATING EXPENSES
Salaries	1,320,693	307,890	21,297,902
General and administrative expenses	1,277,904	631,561	26,868,719
Research and development	1,140,904	2,261,855	41,569,633
Stock-based compensation	251,878	370,148	12,591,942
Amortization of intangible assets	71,618	60,452	1,853,562

TOTAL OPERATING EXPENSES	4,062,997	3,631,906	104,181,758

OPERATING LOSS	(4,039,039)	(3,335,767)	(100,165,841)

OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(106,527)	48,826	(829,780)
Gain on sale of stock in subsidiary	—	—	2,292,800
Gain on purchase of Roche Madison	1,576,107	—	1,576,107
Gain (loss) on sale of fixed assets, net	—	—	(127,088)
Realized and unrealized gain (loss) in marketable securities	(58,091)	—	62,954
Interest income (expense), net	7,875	15,247	2,722,353
Change in value of derivatives	(66,904)	465,270	2,827,609
Other income	—	—	250,000

TOTAL OTHER INCOME	1,352,461	529,343	8,774,955

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,686,579)	(2,806,424)	(91,390,887)

Provision for income taxes	—	—	—

LOSS FROM CONTINUING OPERATIONS	(2,686,579)	(2,806,424)	(91,390,887)

Income (loss) from discontinued operations	(220)	1,574,994	(47,546,782)
Gain on disposal of discontinued operations	—	—	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(220)	1,574,994	(42,838,194)

NET LOSS	(2,686,799)	(1,231,430)	(134,229,081)

Net (income) loss attributable to noncontrolling interests	201,294	(206,252)	18,035,784

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(2,485,505)	$(1,437,682)	$(116,193,297)

Earnings per share—basic and diluted:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.25)	$(0.42)
Income from discontinued operations attributable to Arrowhead common shareholders	—	0.22

Net loss attributable to Arrowhead shareholders	$(0.25)	$(0.20)

Weighted average shares outstanding—basic and diluted	10,121,069	7,177,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through December 31, 2011

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000		$—	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680		—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	468,000	4,680	—	—	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	13,645	—	—	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	27,997	—	—	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock issued @ $35.00 per share	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,536	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	34,156	—	—	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock issued @ $57.80 per share, net	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	38,622	—	—	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock issued at approximately $18.00 per share, net	386,399	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	42,950	—	—	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $3.00 per share	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	5,641,177	56,428	—	—	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $6.30 per share	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock issued @ $13.12 per share	659,299	6,593	—	—	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,251	—	—	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	71,735	—	—	119,716,834	—	(110,742,867)	(967,406)	8,078,296
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	—	—	4,629,110	—	—	—	4,643,684
Issuance of Common Stock for Subscription	—	—	—	—	900,000	(900,000)			—
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,423	—	$—	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	12,564,168

Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	251,878	—	—	—	251,878
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	—	—	—	525,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,490,750	(2,497,500)	—	—	—
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisition	901,702	9,017	—	—	4,138,813	—	—	—	4,147,830
Fractional shares redeemed in reverse stock split	(131)		—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	(500,000)	—	—	515,000
Exercise of Calando stock options								8,000	8,000
Net loss for the three months ended December 31, 2011	—	—	—	—	—	—	(2,485,505)	(201,294)	(2,686,799)

Balance at December 31, 2011	10,530,524	$105,306	1,015	$1	$136,318,592	$(3,897,500)	$(116,357,257)	$(420,232)	15,748,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	May 7, 2003 (Date of inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,686,799)	$(1,231,430)	$(134,229,081)
Net (income) loss attributable to nonconrolling interests	201,294	(206,252)	18,035,784

Net loss attributable to Arrowhead	(2,485,505)	(1,437,682)	(116,193,297)
(Income) loss from discontinued operations	220	(1,574,994)	42,838,194
Realized and unrealized (gain) loss on investments	58,091	—	(762,954)
(Gain) loss from sale of subsidiary	—	—	(306,344)
(Gain) loss on purchase of Roche Madison	(1,576,107)		(1,576,107)
Loss on sale/donation of fixed assets	—	—	127,088
Stock issued as gift	—	—	298,750
Stock issued for professional services	—	—	442,882
Stock issued for in-process research and development	—	—	13,166,347
Change in value of derivatives	66,904	(465,270)	(2,827,609)
Purchased in-process research and development—Nanoconduction	—	—	2,685,208
Stock-based compensation	251,878	370,148	12,591,942
Depreciation and amortization	454,444	68,761	6,114,755
Amortization (accretion) of note discounts, net	3,783	—	(4,155)
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Equity in income (loss) of unconsolidated affiliates	106,527	(48,826)	829,780
Noncontrolling interest	(201,294)	206,252	(18,035,784)
Gain on renegotiation of accrued severance	—	—	(726,500)
Changes in operating assets and liabilities:
Receivables	172,230	—	109,415
Other receivables	(419,238)	86,419	(2,024,201)
Prepaid expenses	(30,070)	4,080	(172,638)
Other current assets	(1)	96,363	(96,361)
Deposits	—	—	(36,795)
Accounts payable	137,448	1,852,324	343,882
Accrued expenses	408,783	(20,865)	943,323
Accrued severance and other liabilities	346,551	(16,012)	1,320,916

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(2,705,356)	(879,302)	(63,243,063)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(69,424)	—	(3,635,023)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	509,009	—	3,313,609
Proceeds from sale of subsidiaries	—	—	359,375
Proceeds from sale of fixed assets	—	—	142,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773
Cash transferred in acquisition/divestitures	100,035	—	(1,600,363)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	539,620	—	(3,230,750)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(39,940)	—	(39,940)
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	8,000	—	20,902,100
Proceeds from issuance of common stock and warrants, net	1,463,833	43,279	96,758,613

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,431,893	43,279	120,137,240

Cash flows from discontinued operations:
Operating cash flows	(420)	(544,335)	(46,003,927)
Investing cash flows	—	—	790,625
Financing cash flows	—	—	(1,677,000)

Net cash provided by (used in) discontinued operations:	(420)	(544,335)	(46,890,302)

NET INCREASE (DECREASE) IN CASH	(734,263)	(1,380,358)	6,773,126

CASH AT BEGINNING OF PERIOD	7,507,389	6,847,162	—

CASH AT END OF PERIOD	$6,773,126	$5,466,804	$6,773,126

Supplementary disclosures:
Interest paid	$10,300	$—	$240,719
Taxes paid	$—	$—	$742,500

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTAION

Nature of Business and Going Concern

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to five different RNAi delivery systems and the three primary small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Arrowhead is leveraging its in house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, to attract development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise for the treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

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

Liquidity

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities have required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2012 and beyond to continue development.

At December 31, 2011, the Company had $6.8 million in cash to fund operations. During the quarter ended December 31, 2011, the Company’s cash position decreased by $0.7 million. The Company received cash from the issuance of equity of $1.5 million, cash from the sale of its remaining holdings of stock in Wisepower Co. Ltd of $0.5 million, and cash collections from revenue of $0.2 million. The company had cash outflow of $2.9 million related to its continuing operating activities.

As a result of the sale of Unidym in January 2011, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party, who was a minority investor in Unidym. During the quarter ended December 31, 2011, the Company sold its remaining stock in Wisepower. The convertible bond with a face value of $2.5 million, is convertible into Wisepower common stock as of January 17, 2012 at a price of $2.00 per share, and can be redeemed on January 17, 2013, and at which time would represent an additional source of liquidity for the company. Based on financings in September and October 2011, the Company has subscriptions receivable of $3.9 million, which is expected to be collected over the next several months. In September 2011, the Company entered into an equity line facility whereby it has the ability to draw capital up to $15 million, and expects to draw upon the facility in fiscal 2012, depending on cash needs and market conditions.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The September 30, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. Arrowhead sold its interests in Unidym and Tego in 2011 and 2009, respectively. Unidym and Tego results are included in the Income (Loss) from Discontinued Operations. Income (Loss) from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in May 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, ASC 605-25. This guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning in fiscal year 2011. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

NOTE 2. ACQUISITION

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 901,702 shares of Common Stock (as adjusted for a subsequent reverse stock split). Additionally, the Company agreed that, subject to stockholder approval under the NASDAQ Marketplace Rules, the Company would issue an additional 146,562 (as adjusted for a subsequent reverse stock split) shares of Common Stock, plus a number of additional shares equal to 9.9% of the shares of Common Stock (or common stock equivalents) sold by the Company in capital raising transactions within one year from the closing, but only with respect to the first $3,118,615 of gross offering proceeds (the “Top-up Shares”). If the Company is prohibited from issuing the Top-up Shares due to NASDAQ Marketplace Rules, then the Company must instead pay the cash value of the Top-up Shares, based on the then-current fair value of such shares.

Pursuant to the RNAi Purchase Agreement, Roche has a right of first negotiation on certain product candidates developed by the Company and its affiliates relating to the purchased assets. If the Company proposes to out-license, or enters into substantive negotiations to out-license, any Clinical Candidate or Existing Candidate (as such terms are defined in the RNAi Purchase Agreement), the Company must give notice of the Candidate it proposes to out-license and negotiate exclusively and in good faith with Roche for a period of time regarding the applicable out-license. This right of first negotiation applies to all Existing Candidates and the first five Clinical Candidates for which the Company delivers notice to Roche and subsequently enters into an out-license.

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

The following table summarizes the estimated fair values at the date of acquisition:

Current assets	$432,709
Property and equipment	7,215,206
Intangible assets	1,090,000
Other noncurrent assets	6,264
Current liabilities	(414,122)
Noncurrent liabilities	(1,570,072)
Gain on purchase	(1,576,106)
Total purchase consideration	$5,183,879

The purchase consideration was composed of the following:

Promissory note due Roche	$50,000
Shares issued to Roche	4,147,830
Shares to be issued to Roche	674,188
Top-up shares	311,861
Total purchase consideration	$5,183,879

In-Process Research & Development (IPR&D)

Intangible assets include IPR&D, which represents the estimated fair value assigned to research and development projects acquired in a purchased business combination, which at the time of acquisition have not reached technological feasibility and had no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts.

Impairment of Indefinite-Lived IPR&D

We review amounts capitalized as in-process research and development for impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the event the carrying value of the assets are not expected to be recovered, the assets are written down to their estimated fair values. We continue to test our indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned.

NOTE 3. INVESTMENT IN SUBSIDIARIES

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc. “Insert”)

Calando is a clinical stage RNAi delivery company. On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Prior to the merger, Arrowhead invested an aggregate of $23.2 million in Calando through equity and debt financings. As a condition of the merger, the Preferred Stock of each of Calando and Insert was converted into common stock and the loans were converted to equity. As a result of the merger, shares of Insert common stock were issued to the stockholders of the former Calando, and Insert changed its name to Calando Pharmaceuticals, Inc.

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

In fiscal 2010, Arrowhead issued 122,000 shares of its Common Stock in exchange for shares of Calando common stock, with several minority stockholders of Calando. In conjunction with this exchange, Arrowhead also issued 26,400 warrants to purchase Arrowhead Common Stock in exchange for warrants to purchase Calando common stock.

In January 2011, Arrowhead invested $9.1 million, through a cash investment of $1.0 million and the conversion of $8.1 million intercompany debt, acquiring newly issued Calando Series B and Series C preferred stock.

As of December 31, 2011, Calando owed to Arrowhead $1,252,796 under a series of 10% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of December 31, 2011, Arrowhead owned 79% of the outstanding shares of Calando and 74% on a fully diluted basis.

Ablaris Therapeutics, Inc.

Ablaris was formed and began operations in the first quarter of fiscal 2011 based on the license of certain anti-obesity technology developed at the MD Anderson Cancer Center at the University of Texas. During the year ended September 30, 2011, Ablaris raised $2.9 million in cash, of which $1.3 million was invested by Arrowhead and $1.6 million was invested by outside investors, through the issuance of Series A Preferred stock.

As of December 31, 2011, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries, cartilage regeneration and wound healing. As of December 31, 2011, Arrowhead owned 23% of the outstanding shares of Nanotope, and 19% on a fully diluted basis. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of December 31, 2011, Nanotope owed to Arrowhead $1.6 million, which Arrowhead has included in other receivables. It is expected that this indebtedness will be repaid or converted to equity.

Summarized financial information for Nanotope, Inc. is as follows:

	December 31, 2011	September 30, 2011
Current assets	$63,000	$21,000
Non-current assets	74,000	85,000
Liabilities	1,749,000	1,255,000
Equity	(1,612,000)	(1,149,000)

	For the three months ended	For the three months ended
	December 31, 2011	December 31, 2010
Revenue	$—	$495,000
Operating expenses	438,000	275,000
Net Income (Loss)	(463,000)	212,000

	For the three months ended	For the three months ended
	December 31, 2011	December 31, 2010
Cash flows provided by (used in) operating activities	$(318,000)	$294,000
Cash flows used in investing activities	(5,000)	(15,000)
Cash flows provided by financing activities	358,000	—

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of December 31, 2011, Leonardo owed to Arrowhead $456,000, included in other receivables, which is expected to be repaid or converted to equity. As of December 31, 2011, Arrowhead’s ownership interest in Leonardo was 5%.

NOTE 4. DISCONTINUED OPERATIONS

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

In conjunction with the disposition of Unidym, the gain on the sale and the results of historical operations are recorded as discontinued operations in the Company’s Statements of Operations. Additionally, the cash flows from Unidym are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows. Potential future cash flows as discussed above will also be reflected as a part of cash flows from discontinued operations.

Tego Biosciences, Inc.

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes.

In December 2009, Tego completed the sale of all of its intellectual property assets to Luna Innovations, Inc. The consideration included an upfront purchase price of $350,000 and reimbursements of patent and license expenses of $80,000, as well as contingent payments based on milestones and royalties for each fullerene product developed by Luna and covered by Tego intellectual property. Due to the sale of substantially all of Tego’s assets, the operations of Tego ceased and the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Potential future cash flows as discussed above will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

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

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2011, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.01, and 5,000,000 shares of Preferred Stock, par value $0.001. On November 17, 2011, the Company effected a reverse stock split in the ratio of 1 for 10, all share and per share data herein reflects an adjustment for the reverse stock split.

At December 31, 2011, 10,530,524 shares of Common Stock were outstanding, and 1,015 shares of Preferred Stock were outstanding. At December 31, 2011, 153,200 shares and 965,860 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.6 million, cash proceeds in the first three months of fiscal 2012 were $1.4 million, and the balance is expected to be received in 2012. On October 4, 2011, the Company completed a second closing to the private placement stock issuance of September 30, 2011, upon which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

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

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors (the “Series A Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share, at a purchase price of $1,000 per share. The aggregate purchase price paid by the Series A Purchasers for the shares of Series A Preferred is $1,015,000. Upon receipt of stockholder approval, each share of Series A Preferred will automatically convert into 263,158 shares of Common Stock, subject to a 19.99% beneficial ownership conversion limit. The Company intends to seek stockholder approval for the conversion of the Series A Preferred Stock at the 2012 Annual Meeting.

Set forth below is a summary of the respective rights, preferences, and privileges of and the restrictions on the Series A Shares.

Summary of Rights, Preferences, and Privileges of Series A Shares

Ranking. The Series A Shares will, with respect to rights upon liquidation, dissolution, or winding up of the Company, rank senior to the Company’s common stock and any class or series of Company capital stock hereafter created which does not provide that such shares of capital stock rank on parity with or senior to the Series A Shares as to rights on liquidation, winding-up and dissolution of the Company.

Conversion Rights. Each Series A Share will be convertible, at the option of the holders thereof, into an a number of shares of the Company’s common stock equal to $1,000 divided by $3.80.

Holders may not convert any Series A Shares into shares of the Company’s common stock if, after giving effect to such conversion, such holder would beneficially own in excess of 19.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

Dividends. Holders of Series A Shares shall be entitled to receive a cumulative dividend of 10% of the face amount of the Series A Shares per annum, which will accrue semi-annually, from the date of issue through the date the shares are eligible for conversion pursuant to the Series A Subscription Agreement, and will be paid on June 30 and December 31 of each year in preference to any dividends to be paid on the Common Stock or any junior securities.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Common Stock by reason of their ownership thereof, an amount equal to $1,000 per each Series A Share then held by holders of Series A Shares. If upon the occurrence of such event, the assets and funds distributed among the holders of the Series A Shares shall be insufficient to permit the payment of the full preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A Shares in proportion to the preferential amount each such holder is otherwise entitled to receive.

Voting Rights. The Series A Shares do not have any voting rights, expect with respect to the protective provisions discussed below.

Protective Provisions. So long as any shares of Series A Shares are outstanding, in addition to any other vote or approval required under the Company’s Certificate of Incorporation or By-laws, as amended, the Company will not, without the consent of the holders of a majority of the outstanding shares of Series A shares, either directly or by amendment, merger, consolidation, or otherwise: (i) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Series A Shares or (ii) increase the authorized number of shares of Series A Shares or issue additional shares of Series A Shares, except as may be necessary to pay dividends on the outstanding shares of Series A Shares.

On October 21, 2011, the Company entered into a Subscription Agreement with a single accredited investor, pursuant to which the Company agreed to issue and sell an aggregate of 675,000 shares of Common Stock, $0.01 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price to be paid by the purchaser for the shares of Common Stock was $2,497,500, and is expected to be received in 2012.

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

The following table summarizes information about warrants outstanding at December 31, 2011:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	5.4
$20.00	386,400	1.6
$5.00	1,163,033	2.9
$5.10	461,024	2.9
$3.70	329,650	4.0

Total warrants outstanding	2,435,004

NOTE 7. LEASES

In April 2011, the Company’s corporate headquarters lease expired, and the Company did not exercise its renewal option. The company is currently leasing temporary offices. The temporary offices are expected to be utilized for several months at a rental rate of approximately $8,000 per month. The current rental agreement is on a month-to-month basis and there were no long-term commitments at December 31, 2011. On October 21, 2011, Arrowhead acquired the RNAi operations from Roche, including its research facility in Madison, Wisconsin. Its lease expires on February 28, 2019; monthly rental expense is approximately $20,000, and monthly payments under a capitalized lease are approximately $21,000. Other monthly rental expenses include common area maintenance, real estate taxes and utilities, which increase total monthly expenditures to approximately $72,000.

Facility and equipment rent expense for the three months ended December 31, 2011 and 2010 was $90,000 and $41,000, respectively. From inception to date, rent expense was $3,735,485. Rent expense related to Unidym, until its disposal in January 2011, is included as a part of income/loss from discontinued operations.

As of December 31, 2011, future minimum lease payments under capitalized leases are as follows:

2012	$256,846
2013	256,846
2014	256,846
2015	256,846
2016	256,846
2017 and thereafter	556,499
Less interest	(186,804)

Principal	1,653,925
Less current portion	209,555

Noncurrent portion	$1,444,370

As of December 31, 2011, future minimum lease payments under operating leases are as follows:

2012	$225,954
2013	231,581
2014	237,242
2015	243,252
2016	249,333
2017 and thereafter	561,077

Total	$1,738,439

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 965,860 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of December 31, 2011, there were options granted and outstanding to purchase 153,200 and 936,813 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the three months ended December 31, 2011, 370,500 options were granted under the 2004 Equity Incentive Plan. All share and per share data in this footnote has been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2010	812,334	$10.62
Granted	20,000	5.86
Cancelled	(100,539)	21.32
Exercised	(2,699)	5.10

Balance At September 30, 2011	729,096	9.03
Granted	370,500	4.67
Cancelled	(5,000)	29.10
Exercised	(4,583)	5.20

Balance At December 31, 2011	1,090,013	$7.46	7.8 years	$—

Exercisable At December 31, 2011	608,400	$8.80	6.5 years	$—

Stock-based compensation expense for the three months ended December 31, 2011 and 2010 was $251,878 and $397,667, respectively. For the three months ended December 31, 2011 and 2010, $0 and $27,519, respectively, of this expense is included in discontinued operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the three months ended December 31, 2011 is estimated at $1,289,000. The aggregate fair value of options granted by Calando during the three months ended December 31, 2011 is estimated at $33,690. No Arrowhead or Calando options were issued during the three months ended December 31, 2010.

The intrinsic value of the options exercised during the three months ended December 31, 2011 was $0; no options were exercised during the three months ended December 31, 2010.

As of December 31, 2011, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $2,071,985 will be recognized in our results of operations over a weighted average period of 3.3 years. As of December 31, 2011, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $92,625 will be recognized in our results of operations over a weighted average period of 3.0 years.

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

	Three Months Ended December 31,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	0.9% to 1.7%	N/A
Volatility	100%	N/A
Expected life (in years)	6.25	N/A
Weighted average grant date fair value per share of options granted	$3.68	N/A

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

The following table summarizes fair value measurements at December 31, 2011 and September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2011:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,773,126	$—	$—	$6,773,126
Marketable securities	$71,828	$—	$—	$71,828
Derivative assets	$—	$—	$160,125	$160,125
Derivative liabilities	$—	$—	$1,010,883	$1.010,883

September 30, 2011:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,507,389	$—	$—	$7,507,389
Marketable securities	$634,585	$—	$—	$634,585
Derivative assets	$—	$—	$161,125	$161,125
Derivative liabilities	$—	$—	$944,980	$944,980

As part of the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock as of January 17, 2012 at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for the entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative relating to the third party was $26,310; the fair value at September 30, 2011 was $6,854, and the fair value at December 31, 2011 was $6,811. The loss from the change in value of the derivative asset, net of the derivative liability, for the three months ended December 31, 2011 was $957, and is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the three months ended December 31, 2011, the Company recorded a loss from the change in fair value of the derivative asset, net of $957. The assumptions used in valuing the derivative asset as of December 31, 2011 were as follows:

Risk free interest rate	0.25%
Expected life	2.0 Years
Dividend yield	none
Volatility	72%

The following is a reconciliation of the derivative asset for the three months ended December 31, 2011:

0000000
Value at October 1, 2011	$161,125
Receipt of instruments	—
Decrease in value	(1,000)
Net settlements	—

Value at December 31, 2011	$160,125

As part of the equity financing on June 17, 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “Warrants”) which contain a mechanism to adjust the strike price. Under certain provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the three months ended December 31, 2011, the Company recorded a loss from the change in fair value of the derivative liability of $67,836. The assumptions used in valuing the derivative liability as of December 31, 2011 were as follows:

Risk free interest rate	0.8%
Expected life	4.0 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these warrants through December 31, 2011:

000000000
Value at September 30, 2011	$907,233
Receipt of instruments	—
Change in value	67,836
Net settlements	—

Value at September 30, 2011	$975,069

In conjunction with the financing of Ablaris during the year ended September 30, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold during the year ended September 30, 2011, and remain outstanding at December 31, 2011. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the three months ended December 31, 2011, the Company recorded a gain from the change in fair value of the derivative liability of $29,875. The assumptions used in valuing the derivative liability as of December 31, 2011 were as follows:

Risk free interest rate	0.8%
Expected life	6.0 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these exchange rights through December 31, 2011:

Value at September 30, 2011	$30,892
Receipt of instruments	—
Change in value	(1,889)
Net settlements	—

Value at December 31, 2011	$29,003

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

As part of a private placement equity offering on December 11, 2009, Dr. Anzalone, Arrowhead’s President and CEO, personally invested $100,000.

In August 2010, the Company retained Mr. Vincent Anzalone, the brother of Arrowhead’s Chief Executive Officer, as a consultant for the Company, focusing on business development and market analysis, with a monthly remuneration of $10,000 per month. Mr. Vincent Anzalone was paid $20,000 during the fiscal year ended September 30, 2010, $120,000 during the fiscal year ended September 30, 2011, and $30,000 during the three months ended December 31, 2011.

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to five different RNAi delivery systems and the three primary small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Arrowhead is leveraging its in house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, to attract development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise for the treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 300, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment in 2012.

At December 31, 2011, the Company had cash on hand of approximately $6.8 million. Cash and cash equivalents decreased during the first three months of fiscal 2012 by $734,000 from $7.5 million at September 30, 2011.

Cash used in operating activities was $2.7 million, which represents the on-going expenses for research and development activities, business development, and corporate overhead. Cash outlays related to research and development activities were $1.7 million, and cash outlays for general and administrative purposes were $1.4 million. Cash expenses were partially offset by cash received from revenues of $0.2 million.

Cash provided by investing activities was $0.5 million, primarily related to cash received from the sale of investments.

Cash provided by financing activities of $1.4 million was primarily related to cash received from equity investments from the sale of Common Stock.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd., including intellectual property and a research and development facility based in Madison, Wisconsin. At the time of the acquisition, the facility had 41 employees. Due to the costs associated with the facility, including personnel costs, rent, research and development expenses, and other costs, expenses during the three months ended December 31, 2011increased, and it is expected that increased cash expenses will continue in 2012 and beyond as the Company accelerates its preclinical and clinical development efforts.

Recent Financing Activity:

On September 30, 2011, the Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 1,458,917 shares of Common Stock, $0.01 par value per share, at a purchase price of $3.80 per share. The aggregate purchase price paid by the Purchasers for the shares of Common Stock was $5,543,885, which includes $193,885 of fees paid in stock. The closing of the sale of the shares occurred on September 30, 2011. Additionally, on October 5, 2011, a second closing under the same terms occurred resulting in the issuance of 138,157 additional shares of Common Stock for proceeds of $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company agreed to file a registration statement with the U.S. Securities & Exchange Commission (“SEC”) covering the resale of the shares that have been or may be issued to LPC under the Purchase Agreement. Upon the receipt of stockholder approval of the issuance of shares pursuant to the Purchase Agreement, the Company will have the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement.

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

On October 21, 2011, the Company entered into a Subscription Agreement with a single accredited investor, pursuant to which the Company agreed to issue and sell an aggregate of 675,000 shares of Common Stock, $0.01 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price for the shares of Common Stock was $2,497,500.

Based upon the Company’s cash on hand and operating plan at December 31, 2011, collections from financings during the three months ended December 31, 2011 and other sources of liquidity, as described above, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. However, the Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

Derivative Financial Instruments

During the normal course of business, and associated with certain equity financings, the Company may issue warrants or become party to other agreements which require the use of derivative accounting treatment under GAAP. The company does not enter into derivative contracts for speculative purposes. We account for derivatives under the provisions of ASC Topic 815, which generally requires that derivative assets and liabilities be measured at fair value each reporting period with changes in fair value reflected as a current period income or loss, unless the derivatives qualify for hedge accounting treatment. The valuation of such derivatives are made using option pricing models which require various assumptions, some of which may be subjective, including but not limited to the Company’s stock price, the expected life of the instrument, a risk-free interest rate, and expected stock price volatility. Subjective assumptions are estimated by management, but other reasonable assumptions could provide differing results.

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

Overview for the three months ended December 31, 2011

During the three months ended December 31, 2011, the Company acquired Roche Madison, Inc. and other intangible assets from Roche. The acquisition included a laboratory research facility in Madison, Wisconsin comprising over 21,000 square feet. Roche Madison, Inc. employed 41 employees at the time of the acquisition. Due to the significant new costs associated with the facility, its people and research programs, salary costs, general and administrative costs and research and development costs increased significantly during the quarter ended December 31, 2011. During future quarters in fiscal 2012, we expect even greater increases in costs, as compared to prior years, as research and development efforts are accelerated. Because the acquisition closed on October 21, 2011, the current quarter includes approximately nine weeks of activity and expenses related to the Madison, Wisconsin facility.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $2,485,505 for the three months ended December 31, 2011, compared to a consolidated loss attributable to Arrowhead of $1,437,682 for the three months ended December 31, 2010. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $23,958 during the three months ended December 31, 2011, as compared to $296,139 during the quarter ended December 31, 2010. The revenue in 2011 was related to two license agreements acquired in conjunction with the acquisition of Roche Madison, Inc. The revenue in 2010 was related to grants received in the quarter. Revenue for the quarter ended December 31, 2010 associated with Unidym prior to its disposition is presented as a part of discontinued operations.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three months ended December 31, 2011 and 2010.

Salaries – Three months ended December 31, 2011 compared to the three months ended December 31, 2010

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions for Nanotope and Leonardo and charges fees for those services. The following tables provide detail of salary and wage expenses for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

(in thousands)

	Three Months	% of	Three Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	December 31, 2011	Category	December 31, 2010	Category	$	%
G&A - compensation-related	$593	45%	$248	81%	$345	139%
R&D - compensation-related	728	55%	60	19%	668	1113%

Total	$1,321	100%	$308	100%	$1,013	329%

During the three months ended December 31, 2011, G&A compensation expense increased from $248,000 to $593,000. The Company added two senior executive positions in October 2011, a Chief Operating Officer and a Chief Business Officer. Additionally, four of the employees hired in conjunction with the acquisition of Roche Madison, Inc. were general and administrative employees. R&D compensation related costs increased from $60,000 to $728,000 due to the employees hired in conjunction with the acquisition of Roche Madison Inc.

General & Administrative Expenses – Three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following tables provide detail of G&A expenses for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

(in thousands)

	Three Months	% of	Three Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	December 31, 2011	Category	December 31, 2010	Category	$	%
Professional/outside services	$803	62%	$286	46%	$517	181%
Patent expense	221	17%	139	22%	82	59%
Facilities and related	26	2%	43	7%	(17)	-40%
Travel	63	5%	43	7%	20	47%
Business insurance	50	4%	53	8%	(3)	-6%
Depreciation	16	1%	8	1%	8	100%
Communication and technology	46	4%	28	4%	18	64%
Office expenses	32	3%	12	2%	20	167%
Other	21	2%	20	3%	1	5%

Total	$1,278	100%	$632	100%	$646	102%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $803,000 during the three months ended December 31, 2011, compared to $286,000 in the comparable prior period. The increase in professional fees during the quarter was primarily due to a one-time finder’s fee of $250,000 related to financing secured during the quarter, higher legal fees primarily due to services associated with the acquisition of Roche Madison, Inc. and higher audit fees, related to historical audits required of Roche Madison, Inc.

Patent expense was $221,000 during the three months ended December 31, 2011, compared to $139,000 in the comparable prior period. Patent expense increased due to nonrecurring legal costs associated with the due diligence services on the patent portfolio of Roche Madison, Inc. in association with its acquisition. Other patent costs relate to fees from services from attorneys related to the Company’s intellectual property portfolio. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Facilities-related expense was $26,000 during the three months ended December 31, 2011, compared to $43,000 in the comparable prior period. Facilities expense decreased due to a reduction in the Company’s rental expense for its corporate offices, as it is currently occupying smaller and less expensive office space temporarily.

Travel expense was $63,000 during the three months ended December 31, 2011, compared to $43,000 in the comparable prior period. Travel expense increased due to travel associated with the acquisition of Roche Madison, Inc., as well as additional travel costs related to Madison employees during the three months ended December 31, 2011. Travel costs are expected to increase in the future due to increased travel between the Madison and Pasadena locations. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations, and for other business initiatives and collaborations throughout the world with other companies, and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $50,000 during the three months ended December 31, 2011, compared to $53,000 in the comparable prior period, essentially unchanged. The company experienced favorable rate decreases in its Directors and Officers insurance coverage, which was mostly offset by additional insurance costs associated with Madison.

Communication and technology expense was $46,000 during the three months ended December 31, 2011 compared to $28,000 in the comparable prior period. The increase was related to software maintenance costs at Madison, primarily end-user software and software maintenance on laboratory computer software.

Office expense was $32,000 during the three months ended December 31, 2011 compared to $12,000 in the comparable prior period. The increase was related to costs incurred at Madison.

Research and Development Expenses – Three months ended December 31, 2011 compared to the three months ended December 31, 2010

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following tables provide detail of research and development expenses for the three months ended December 31, 2011, as compared to the three months ended June 30, 2010.

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	December 31, 2011	Category	December 31, 2010	Category	$	%
Outside labs & contract services	$366	32%	$89	4%	$277	311%
Consulting	125	11%	169	7%	$(44)	-26%
License, royalty & milestones	15	1%	2,000	89%	(1,985)	-99%
Laboratory supplies & services	83	7%	2	0%	81	NM
Facilities and related	132	12%	2	0%	130	NM
Sponsored research	45	4%	—	0%	45	NM
Depreciation—R&D-related	372	33%	—	0%	372	NM
Other research expenses	3	0%	—	0%	3	NM

Total	$1,141	100%	$2,262	100%	$(1,121)	-50%

NM = Not Meaningful

Outside labs and contract services expense was $366,000 during the three months ended December 31, 2011, compared to $89,000 in the comparable prior period. The majority of the increase was related to outside manufacturing costs for raw materials, specifically, polymer components for RONDEL. The company is utilizing outside manufactures to produce these components for the Company, and these costs will continue until the manufacturing is completed in 2012. Outside lab services and contract services were also higher due to services utilized for programs at our Madison facility.

Consulting expense was $125,000 during the three months ended December 31, 2011, compared to $169,000 in the comparable prior period. The primary reason for the decrease in consulting expense was due to nonrepeating prior year expense for technical consulting costs associated with Ablaris.

Licensing fees, royalty and milestones expense was $15,000 during the three months ended December 31, 2011, compared to $2,000,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the three months ended December 31, 2010 were due to $2 million in licensing fees owed to the University of Texas MD Anderson Cancer Center related to a Patent and Technology License Agreement entered into in December 2010.

Laboratory supplies and services expense was $83,000 during the three months ended December 31, 2011, compared to $2,000 in the comparable prior period. The primary reason for the increase was costs incurred in the Company’s new facility in Madison.

Facilities expense was $132,000 during the three months ended December 31, 2011, compared to $2,000 in the comparable prior period. The primary reason for the increase was costs incurred in the Company’s new facility in Madison.

Sponsored research expense was $45,000 during the three months ended December 31, 2011, compared to $0 in the comparable prior period. The increase was related to a research agreement with the University of Cincinnati related to Ablaris.

Other income (expense) – Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Other income was $1,352,000 during the three months ended December 31, 2011, compared to other income of $529,000 in the comparable prior period. The primary component of other income in the three months ended December 31, 2011 was a noncash gain recorded upon the acquisition of Roche Madison, Inc. This gain was somewhat offset by a noncash loss from the equity investment in Nanotope of $107,000, the change in the value of derivatives, and realized and unrealized gains of marketable securities. During the three months ended December 31, 2010, the primary component in other income was a gain from the change in value of a derivative liability of $465,000. The change in the value of derivatives can vary significantly from quarter to quarter based upon the input factors. See Note 8 to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”)), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer where appropriate, to allow timely decisions regarding required disclosure.

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

The following is a summary of certain risks we face. They are not the only risks we face. Additional risks, of which we are not presently aware, or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Risks Related to Our Financial Condition

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $2.7 million for the three months ended December 31, 2011 and a cumulative net loss since inception of approximately $134.2 million. We expect that our operating losses will continue as we fund our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, successfully develop and obtain regulatory approval for a drug candidate and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. Adjusted for the 1 for 10 reverse stock split that was implemented on November 17, 2011, as of December 31, 2011, we had 10,530,524 shares of Common Stock issued and outstanding, and 1,015 shares of Preferred Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2012

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer