Form 10-Q
period 2012-03-31
ARROWHEAD RESEARCH CORP
filed 2012-05-08
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2012 was 11,212,995.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,595,112	$7,507,389
Trade receivable	22,660	—
Other receivables	2,306,606	1,608,382
Prepaid expenses and other current assets	456,603	110,818
Marketable securities	78,680	634,585
Note Receivable, net	2,357,900	—

TOTAL CURRENT ASSETS	8,817,561	9,861,174

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	502,508	285,266
Research equipment	4,459,820	3,515
Software	105,916	77,020
Leasehold improvements	2,749,409	—

	7,817,653	365,801
Less: Accumulated depreciation and amortization	(1,072,439)	(340,364)

PROPERTY AND EQUIPMENT, NET	6,745,214	25,437

OTHER ASSETS
Rent deposit	6,264	—
Patents and other intangible assets	2,675,478	1,731,211
Note Receivable, net	—	2,272,868
Derivative asset	170,500	161,125
Investment in Nanotope Inc., equity basis	1,478,959	1,649,748
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	4,518,201	6,001,952

TOTAL ASSETS	$20,080,976	$15,888,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$801,104	$576,809
Accrued expenses	2,383,651	864,511
Accrued payroll and benefits	1,159,624	195,649
Deferred revenue	69,792	—
Derivative liabilities	1,643,403	944,980
Capital lease obligation	211,602	—
Other current liabilities	106,345	—

TOTAL CURRENT LIABILITIES	6,375,521	2,581,949

LONG-TERM LIABILITIES
Note payable, net of current portion	748,104	606,786
Capital lease obligation, net of current portion	1,390,665	—
Other non-current liabilities	—	135,660

TOTAL LONG-TERM LIABILITIES	2,138,769	742,446

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 10,806,306 and 8,642,286 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	105,582	86,423
Additional paid-in capital	136,487,707	127,476,435
Subscription receivable	(2,665,000)	(900,000)
Accumulated deficit during the development stage	(121,692,489)	(113,871,752)

Total Arrowhead Research Corporation stockholders’ equity	12,235,800	12,791,106
Noncontrolling interest	(669,114)	(226,938)

TOTAL STOCKHOLDERS’ EQUITY	11,566,686	12,564,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,080,976	$15,888,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	May 7, 2003 (Inception) to March 31, 2012
REVENUE	$31,250	$—	$55,208	$296,139	$4,047,167

OPERATING EXPENSES
Salaries and payroll related costs	2,017,064	425,600	3,337,757	733,491	23,314,966
General and administrative expenses	930,914	815,454	2,197,824	1,438,708	27,111,716
Research and development	1,358,691	140,658	2,127,765	2,402,511	39,355,050
Stock-based compensation	169,390	362,096	421,268	732,244	12,761,332
Depreciation & amortization	423,948	67,810	878,391	136,570	6,538,702

TOTAL OPERATING EXPENSES	4,900,007	1,811,618	8,963,005	5,443,524	109,081,766

OPERATING LOSS	(4,868,757)	(1,811,618)	(8,907,797)	(5,147,385)	(105,034,599)

OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(64,261)	(74,827)	(170,788)	(26,000)	(894,041)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Gain on purchase of Roche Madison	—	—	1,576,107	—	1,576,107
Gain (loss) on sale of fixed assets, net	(33,484)	—	(33,484)	—	(160,572)
Realized and unrealized gain (loss) in marketable securities	—	359,920	(58,091)	359,920	62,954
Interest income (expense), net	5,015	35,037	12,890	50,283	2,727,368
Change in value of derivatives	(622,145)	404,152	(689,048)	869,422	2,205,464
Other income	—	—	—	—	250,000

TOTAL OTHER INCOME (EXPENSE)	(714,875)	724,282	637,586	1,253,625	8,060,080

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,583,632)	(1,087,336)	(8,270,211)	(3,893,760)	(96,974,519)

Provision for income taxes	—	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(5,583,632)	(1,087,336)	(8,270,211)	(3,893,760)	(96,974,519)

Income (loss) from discontinued operations	(483)	(132,495)	(702)	1,442,500	(47,547,264)
Gain on disposal of discontinued operations	—	3,919,213	—	3,919,213	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(483)	3,786,718	(702)	5,361,713	(42,838,676)

NET INCOME (LOSS)	(5,584,115)	2,699,382	(8,270,913)	1,467,953	(139,813,195)

Net (income) loss attributable to noncontrolling interests	248,882	205,855	450,176	(398)	18,284,666

NET INCOME (LOSS) ATTRIBUTABLE TO ARROWHEAD	$(5,335,233)	$2,905,237	$(7,820,737)	$1,467,555	$(121,528,529)

Earnings per share—basic:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.50)	$(0.13)	$(0.75)	$(0.55)
Income from discontinued operations attributable to Arrowhead common shareholders	—	0.53	—	0.75

Net income (loss) attributable to Arrowhead shareholders	$(0.50)	$0.40	$(0.75)	$0.20

Weighted average shares outstanding	10,663,869	7,180,669	10,390,986	7,179,290

Earnings per share—diluted:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.50)	$(0.11)	$(0.75)	$(0.49)
Income from discontinued operations attributable to Arrowhead common shareholders	—	0.48	—	0.67

Net income (loss) attributable to Arrowhead shareholders	$(0.50)	$0.37	$(0.75)	$0.18

Weighted average shares outstanding	10,663,869	7,891,395	10,390,986	7,994,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through March 31, 2012

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000		$—	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680		—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	468,000	4,680	—	—	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	13,645	—	—	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	27,997	—	—	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock issued @ $35.00 per share	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,536	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	34,156	—	—	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock issued @ $57.80 per share, net	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	38,622	—	—	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock issued at approximately $18.00 per share, net	386,399	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50 per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	42,950	—	—	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $3.00 per share	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	5,641,177	56,428	—	—	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $6.30 per share	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock issued @ $13.12 per share	659,299	6,593	—	—	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,251	—	—	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	71,735	—	—	119,716,834	—	(110,742,867)	(967,406)	8,078,296
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	—	—	4,629,110	—	—	—	4,643,684
Issuance of Common Stock for Subscription	—	—	—	—	900,000	(900,000)			—
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,423	—	$—	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	12,564,168

Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	421,268	—	—	—	421,268
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	—	—	—	525,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,490,750	(2,497,500)	—	—	—
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisition	901,702	9,017	—	—	4,138,813	—	—	—	4,147,830
Fractional shares redeemed in reverse stock split	(131)		—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	(500,000)	—	—	515,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	—	—	—	—
Exercise of Calando stock options	—	—	—	—	—	—	—	8,000	8,000
Issuance of Common Stock for Subscription	—	—	—	—	—	1,232,500	—	—	1,232,500
Net loss for the six months ended March 31, 2012	—	—	—	—	—	—	(7,820,737)	(450,176)	(8,270,913)

Balance at March 31, 2012	10,806,306	$105,582	—	$—	$136,487,707	$(2,665,000)	$(121,692,489)	$(669,114)	11,566,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	May 7, 2003 (Date of inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,270,913)	$1,467,953	$(139,813,195)
Net (income) loss attributable to noncontrolling interests	450,176	(398)	18,284,666

Net income (loss) attributable to Arrowhead	(7,820,737)	1,467,555	(121,528,529)
(Income) loss from discontinued operations	702	(5,361,713)	42,838,676
Realized and unrealized (gain) loss on investments	58,091	(359,920)	(762,954)
(Gain) loss from sale of subsidiary	—	—	(306,344)
(Gain) loss on purchase of Roche Madison	(1,576,107)	—	(1,576,107)
Loss on sale/donation of fixed assets	33,484	—	160,572
Stock issued as gift	—	—	298,750
Stock issued for professional services	—	—	442,882
Stock issued for in-process research and development	—	—	13,166,347
Change in value of derivatives	689,048	(869,422)	(2,205,464)
Purchased in-process research and development—Nanoconduction	—	—	2,685,208
Stock-based compensation	421,268	732,244	12,761,332
Depreciation and amortization	878,391	136,570	6,538,702
Amortization (accretion) of note discounts, net	6,285	15,469	(1,653)
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Equity in income (loss) of unconsolidated affiliates	170,788	26,000	894,041
Noncontrolling interest	(450,176)	398	(18,284,666)
Changes in operating assets and liabilities:
Receivables	149,570	—	86,755
Other receivables	(698,224)	(395,562)	(2,303,187)
Prepaid expenses	(185,341)	(42,768)	(327,909)
Other current assets	—	—	(96,360)
Deposits	—	(32,759)	(36,795)
Accounts payable	224,495	(172,011)	430,929
Accrued expenses	398,787	(185,545)	933,327
Accrued severance and other liabilities	837,234	15,449	1,085,099

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(6,862,442)	(5,026,015)	(67,400,148)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of property and equipment	(277,240)	(5,880)	(3,842,839)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of investments	509,009	589,696	3,313,609
Proceeds from sale of subsidiaries	—	—	359,375
Proceeds from sale of fixed assets	6,528	—	148,903
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773
Cash transferred in acquisition/divestitures	100,035	(1,700,398)	(1,600,363)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	338,332	(1,116,582)	(3,432,038)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(91,598)	—	(91,598)
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	8,000	—	20,902,100
Proceeds from issuance of common stock and warrants, net	2,696,333	1,762,436	97,991,113

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	2,612,735	1,762,436	121,318,082

Cash flows from discontinued operations:
Operating cash flows	(902)	2,322,598	(46,004,409)
Investing cash flows	—	—	790,625
Financing cash flows	—	—	(1,677,000)

Net cash provided by (used in) discontinued operations	(902)	2,322,598	(46,890,784)

NET INCREASE (DECREASE) IN CASH	(3,912,277)	(2,057,563)	3,595,112

CASH AT BEGINNING OF PERIOD	7,507,389	6,847,162	—

CASH AT END OF PERIOD	$3,595,112	$4,789,599	$3,595,112

Supplementary disclosures:
Interest paid	$22,853	$105,000	$253,272
Taxes paid	$—	$742,500	$742,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL NON-CASH TRANSACTIONS

All Arrowhead share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”) , Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”), and Tego Biosciences Corporation (“Tego”) as well as our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTAION

Nature of Business and Going Concern

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to several different RNAi delivery systems and small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Arrowhead is leveraging its in house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, to seek development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise in pre-clinical studies for the potential treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

Arrowhead operates a wholly-owned subsidiary, Arrowhead Madison Inc., which is focused on the development of RNAi therapeutics, two majority owned subsidiaries, Calando, a leader in delivering small interfering RNAs for gene silencing, and Ablaris, an anti-obesity therapeutics company, and has minority investments in Nanotope, a regenerative medicine company and Leonardo, a multistage drug delivery company.

Liquidity

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities have required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2012 and beyond to continue development.

At March 31, 2012, the Company had $3.6 million in cash to fund operations. During the six months ended March 31, 2012, the Company’s cash position decreased by $3.9 million. The Company received cash from the issuance of equity of $2.7 million, cash from the sale of its holdings of stock in Wisepower Co. Ltd of $0.5 million, and cash collections from revenue of $0.2 million. The company had cash outflow of $6.9 million related to its continuing operating activities.

As a result of the sale of the Company’s subsidiary, Unidym, in January 2011, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party who was a minority investor in Unidym. During the quarter ended December 31, 2011, the Company sold its remaining stock in Wisepower. The convertible bond with a face value of $2.5 million, is convertible into Wisepower common stock at a price of $2.00 per share, and can be redeemed on January 17, 2013, and at which time could represent an additional source of liquidity for the company. Based on financing commitments entered into in September and October 2011, the Company had subscriptions receivable of $2.7 million at March 31, 2012, which is expected to be collected over the next several months. In September 2011, the Company entered into an equity line facility whereby it has the ability to draw capital up to $15 million, and expects to draw upon the facility from time to time in fiscal 2012, depending on cash needs and market conditions.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd., including intellectual property and a research and development facility in Madison, Wisconsin. At the time of the acquisition, the facility had 41 employees. Due to the costs associated with maintaining and operating the facility, including personnel costs, rent, research and development expenses, and other costs, it is expected that cash expenses will increase significantly in 2012 and beyond relative to prior periods as the Company accelerates its preclinical and clinical development efforts.

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

The consolidated financial statements of the Company include the accounts of Arrowhead and its wholly-owned and majority-owned Subsidiaries. Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. Arrowhead sold its interests in Unidym and Tego in 2011 and 2009, respectively. Unidym and Tego results are included in the Income (Loss) from Discontinued Operations. Income (Loss) from Discontinued Operations also includes Aonex Technologies, Inc. (“Aonex”), sold in 2008 and Nanotechnica, Inc. (“Nanotechnica”), dissolved in 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other—Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

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

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and

Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

NOTE 2. ACQUISITION

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 901,702 shares of Common Stock. Additionally, the Company agreed that, subject to stockholder approval under the NASDAQ Marketplace Rules, the Company would issue an additional 146,562 shares of Common Stock, plus a number of additional shares equal to 9.9% of the shares of Common Stock (or common stock equivalents) sold by the Company in capital raising transactions within one year from the closing, but only with respect to the first $3,118,615 of gross offering proceeds (the “Top-up Shares”). The Company received the necessary stockholder approval for these additional issuances on February 16, 2012 at its 2012 Annual Meeting of Stockholders.

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

Impairment of Indefinite-Lived IPR&D

We review amounts capitalized as in-process research and development for impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the event the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values. We continue to test our indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned.

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

As of March 31, 2012, Calando owed to Arrowhead $2,108,483 under a series of 10% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of March 31, 2012, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

Ablaris Therapeutics, Inc.

Ablaris was formed and began operations in the first quarter of fiscal 2011, based on the license of certain anti-obesity technology developed at the MD Anderson Cancer Center at the University of Texas. During the year ended September 30, 2011, Ablaris raised $2.9 million in cash, of which $1.3 million was invested by Arrowhead and $1.6 million was invested by outside investors, through the issuance of Series A Preferred stock.

As of March 31, 2012, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope is developing advanced nanomaterials for the treatment of spinal cord injuries, cartilage regeneration and wound healing. As of March 31, 2012, Arrowhead owned 23% of the outstanding shares of Nanotope, and 19% on a fully diluted basis. Arrowhead accounts for its investment in Nanotope using the equity method of accounting. As of March 31, 2012, Nanotope owed to Arrowhead $1.8 million, which Arrowhead has included in other receivables. It is expected that this indebtedness will be repaid or converted to equity.

Summarized financial information for Nanotope, Inc. is as follows:

	March 31, 2012	September 30, 2011
Current assets	$27,000	$21,000
Non-current assets 529	63,000	85,000
Liabilities	1,982,000	1,255,000
Equity	(1,892,000)	(1,149,000)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenue	$0	$17,000	$0	$9,000
Operating expenses	254,000	338,000	692,000	457,000
Net loss	(279,000)	(325,000)	(743,000)	(448,000)

	For the six months ended	For the six months ended
	March 31, 2012	March 31, 2011
Cash flows used in operating activities	$(560,000)	$(128,000)
Cash flows used in investing activities	(5,000)	(20,000)
Cash flows provided by financing activities	563,000	545,000

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of March 31, 2012, Leonardo owed to Arrowhead $530,000, included in other receivables, which is expected to be repaid or converted to equity. As of March 31, 2012, Arrowhead’s ownership interest in Leonardo was 5%.

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

In conjunction with the disposition of Unidym, the gain on the sale and the results of historical operations are recorded as discontinued operations in the Company’s Statements of Operations. Additionally, the cash flows from Unidym are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows. Any future cash flows as discussed above will also be reflected as a part of cash flows from discontinued operations.

Tego Biosciences, Inc.

On April 20, 2007, Tego, a wholly-owned subsidiary of Arrowhead, acquired the assets of C Sixty, Inc., a Texas-based company developing protective products based on the anti-oxidant properties of fullerenes.

In December 2009, Tego completed the sale of all of its intellectual property assets to Luna Innovations, Inc. The consideration included an upfront purchase price of $350,000 and reimbursements of patent and license expenses of $80,000, as well as contingent payments based on milestones and royalties for each fullerene product developed by Luna and covered by Tego intellectual property. Due to the sale of substantially all of Tego’s assets, the operations of Tego ceased and the gain on the sale and the results of historical operations are recorded as discontinued operation in the Company’s Statements of Operations. Additionally, the cash flows from Tego are reflected separately as cash flows from discontinued operations. Any future cash flows as discussed above will be reflected as a part of cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

NOTE 5. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note and at maturity. At March 31, 2012, The Note is reflected on the balance sheet at the maturity amount of $1,000,000 less a discount of $251,896.

NOTE 6. STOCKHOLDERS’ EQUITY

At March 31, 2012, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At March 31, 2012, 10,806,306 shares of Common Stock were outstanding; no shares of Preferred Stock were outstanding. At March 31, 2012, 153,200 shares and 1,965,860 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.6 million, cash proceeds in the first six months of fiscal 2012 were $0.4 million, and the balance is expected to be received in 2012. On October 4, 2011, the Company completed a second closing to the private placement stock issuance of September 30, 2011, upon which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the Purchase Agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of March 31, 2012, the Company had not drawn upon the facility.

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors (the “Series A Purchasers”), pursuant to which the Company issued and sold an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share, at a purchase price of $1,000 per share. The aggregate purchase price paid by the Series A Purchasers for the shares of Series A Preferred was $1,015,000. On February 16, 2012, upon approval by the Company’s shareholders, 1,015 shares of Arrowhead Series A Preferred Convertible Stock, $0.001 par value per share, were converted to 275,782 shares of Common Stock.

On October 21, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company issued and sold an aggregate of 675,000 shares of Common Stock, $0.001 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price to be paid by the purchaser for the shares of Common Stock is $2,497,500, of which $0.8 million had been received as of March 31, 2012, $0.8 million received in April 2012, and the balance is expected to be received in the next quarter.

As of November 17, 2011, the Company effected a 1 for 10 reverse stock split. As a result of the reverse stock split, each ten shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse split was combined into one share of Common Stock. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of Common Stock underlying Company stock options, warrants, and any Common Stock based equity grants outstanding immediately prior to the reverse stock split was proportionally adjusted, based on the one-for-ten split ratio, in accordance with the terms of such options, warrants or other Common Stock based equity grants as the case may be. No fractional shares of Common Stock were issued in connection with the reverse split. Stockholders received a cash payment in lieu of any fractional shares. All share and per share amounts in these financial statements have been retrospectively adjusted to reflect the reverse stock split.

The following table summarizes information about warrants outstanding at March 31, 2012:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	5.1
$20.00	386,400	1.4
$5.00	1,163,033	2.7
$5.10	461,024	2.7
$3.70	329,650	3.7
$4.16	1,000	4.7

Total warrants outstanding	2,436,004

NOTE 7. LEASES

In April 2011, the Company’s corporate headquarters lease expired; the Company is currently leasing temporary offices for its corporate headquarters in Pasadena, California. The temporary offices are expected to be occupied for several months at a rental rate of approximately $8,000 per month. The current rental agreement is on a month-to-month basis and there were no long-term lease commitments in California at March 31, 2012. In April 2012, the Company signed a lease for new office space for its corporate headquarters, and expects to move to its new location in August 2012. The rental cost will be approximately $13,000 per month.

On October 21, 2011, Arrowhead acquired the RNAi operations from Roche, including its research facility in Madison, Wisconsin. Such lease expires on February 28, 2019; monthly rental expense is approximately $22,000, and monthly payments under a capitalized lease are approximately $21,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $13,000 per month. Utilities costs are approximately $16,000 per month, which increase the total monthly expenditures to approximately $72,000.

Facility and equipment rent expense for the six months ended March 31, 2012 and 2011 was $214,000 and $104,000, respectively. From inception to date, rent expense was $3,859,664. Rent expense related to Unidym, until its disposal in January 2011, is included as a part of income/loss from discontinued operations.

As of March 31, 2012, future minimum lease payments under capitalized leases are as follows:

2012	$128,423
2013	256,846
2014	256,846
2015	256,846
2016	256,846
2017 and thereafter	620,710
Less interest	(174,250)

Principal	1,602,266
Less current portion	211,602

Noncurrent portion	$1,390,664

As of March 31, 2012, future minimum lease payments under operating leases are as follows:

2012	$ 129,845
2013	263,472
2014	269,956
2015	276,721
2016	283,685
2017 and thereafter	713,958

Total	$1,937,637

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 1,965,860 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of March 31, 2012, there were options granted and outstanding to purchase 153,200 and 1,201,694 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the six months ended March 31, 2012, 660,000 options were granted under the 2004 Equity Incentive Plan. All share and per share data in this footnote has been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2010	812,334	$10.62
Granted	20,000	5.86
Cancelled	(100,539)	21.32
Exercised	(2,699)	5.10

Balance At September 30, 2011	729,096	9.03
Granted	924,500	4.96
Cancelled	(29,619)	14.99
Exercised	(4,583)	5.20

Balance At March 31, 2012	1,619,394	$6.61	8.4 years	$1,718,770

Exercisable At March 31, 2012	624,822	$8.67	6.4 years	$429,300

Stock-based compensation expense for the six months ended March 31, 2012 and 2011 was $421,268 and $732,244, respectively. For the six months ended March 31, 2012 and 2011, $0 and $27,519, respectively, of this expense is included in discontinued operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The result of the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the six months ended March 31, 2012 is estimated at $3,505,912. The aggregate fair value of options granted by Calando during the six months ended March 31, 2012 is estimated at $33,690. No Arrowhead or Calando options were issued during the six months ended March 31, 2011.

The intrinsic value of the options exercised during the six months ended March 31, 2012 was $0; no options were exercised during the six months ended March 31, 2011.

As of March 31, 2012, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $2,074,971 will be recognized in our results of operations over a weighted average period of 3.2 years. As of March 31, 2012, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $82,397 will be recognized in our results of operations over a weighted average period of 3.1 years.

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

	Six Months Ended March 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	0.9% to 1.7%	N/A
Volatility	90% - 100%	N/A
Expected life (in years)	6.25	N/A
Weighted average grant date fair value per share of options granted	$3.79	N/A

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

The following table summarizes fair value measurements at March 31, 2012 and September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2012:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$3,595,112	$—	$—	$3,595,112
Marketable securities	$78,680	$—	$—	$78,680
Derivative assets	$—	$—	$170,500	$170,500
Derivative liabilities	$—	$—	$1,643,403	$1,643,403

September 30, 2011:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,507,389	$—	$—	$7,507,389
Marketable securities	$634,585	$—	$—	$634,585
Derivative assets	$—	$—	$161,125	$161,125
Derivative liabilities	$—	$—	$944,980	$944,980

As part of the sale of proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for the entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative relating to the third party was $26,310; the fair value at September 30, 2011 was $6,854, and the fair value at March 31, 2012 was $7,253. The gain from the change in value of the derivative asset, net of the derivative liability, for the six months ended March 31, 2012 was $8,977, and is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the six months ended March 31, 2012, the Company recorded a gain from the change in fair value of the derivative asset, net of $9,375. The assumptions used in valuing the derivative asset as of March 31, 2012 were as follows:

Risk free interest rate	0.51%
Expected life	1.8 Years
Dividend yield	none
Volatility	72%

The following is a reconciliation of the derivative asset for the six months ended March 31, 2012:

Value at October 1, 2011	$161,125
Receipt of instruments	—
Increase in value	9,375
Net settlements	—

Value at March 31, 2012	$170,500

As part of the equity financing on June 17, 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “Warrants”) which contain a mechanism to adjust the strike price in the event of certain dilutive issuances of equity securities. Under certain provisions of the Warrants, if, during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Because the Warrants have this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the six months ended March 31, 2012, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $677,032. The assumptions used in valuing the derivative liability as of March 31, 2012 were as follows:

Risk free interest rate	0.51%
Expected life	3.7 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these warrants through March 31, 2012:

Value at September 30, 2011	$907,233
Receipt of instruments	—
Change in value	677,032
Net settlements	—

Value at March 31, 2012	$1,584,265

In conjunction with the financing of Ablaris during the year ended September 30, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold during the year ended September 30, 2011, and remain outstanding at March 31, 2012. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the six months ended March 31, 2012, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $20,993. The assumptions used in valuing the derivative liability as of March 31, 2012 were as follows:

Risk free interest rate	0.8%
Expected life	6.0 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these exchange rights through March 31, 2012:

Value at September 30, 2011	$30,892
Receipt of instruments	—
Change in value	20,993
Net settlements	—

Value at March 31, 2012	$51,885

The carrying amounts of the Company’s other financial instruments, which include accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to the relatively short-term nature of these instruments.

NOTE 10. RELATED PARTY TRANSACTIONS

Christopher Anzalone, Arrowhead’s President and CEO, owns 1,395,900 shares of Nanotope, Inc. common stock or approximately 14.2% of Nanotope’s outstanding voting securities. Dr. Anzalone does not hold options, warrants or any other rights to acquire securities of Nanotope. Dr. Anzalone has the right to appoint a representative to the board of directors of Nanotope. Dr. Anzalone currently serves on the Nanotope board in a seat reserved for Nanotope’s CEO, and another individual holds the seat designated by Dr. Anzalone. Dr. Anzalone has served as President and Chief Executive Officer of Nanotope since its formation and continues to serve in these capacities. Dr. Anzalone has not received any compensation for his work on behalf of Nanotope since joining the Company on December 1, 2007. Dr. Anzalone has also waived his right to any unpaid compensation accrued for work done on behalf of Nanotope before he joined the Company.

In August 2010, the Company retained Vincent Anzalone, the brother of Arrowhead’s Chief Executive Officer, as a consultant for the Company, focusing on business development and market analysis, with a monthly remuneration of $10,000 per month. Vincent Anzalone was paid $20,000 during the fiscal year ended September 30, 2010, $120,000 during the fiscal year ended September 30, 2011, and $30,000 during the six months ended March 31, 2012.

NOTE 11. SUBSEQUENT EVENTS

On April 5, 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Alvos Therapeutics, Inc., (“Alvos”), a privately held company that licensed a large platform of proprietary human-derived homing peptides, and the method for their delivery, from MD Anderson Cancer Center. In conjunction with the acquisition, Arrowhead hired one employee from Alvos, and retained one employee on a consulting basis. In exchange for all of the outstanding shares of Alvos, Arrowhead issued an upfront payment of 315,467 shares of Arrowhead Common Stock, which shares were issued in a private placement under Section 4(2) of the Securities Act of 1933 and are deemed to be restricted securities. The former Alvos stockholders are also eligible to receive additional issuances of stock valued at up to $23.5 million at the time of issuance based on the future achievement of clinical, regulatory and sales milestones

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to several different RNAi delivery systems and small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Arrowhead is leveraging its in house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, to attract development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise in pre-clinical studies for the potential treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

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

At March 31, 2012, the Company had cash on hand of approximately $3.6 million. Cash and cash equivalents decreased during the first six months of fiscal 2012 by $3.9 million from $7.5 million at September 30, 2011.

During the six months ended March 31, 2012, cash used in operating activities was $6.9 million, which represents the on-going expenses for research and development activities, business development, and corporate overhead. Cash outlays related to research and development activities during this period were $4.0 million, and cash outlays for general and administrative purposes were $3.0 million. Cash expenses were partially offset by cash received from revenues of $0.2 million.

Cash provided by investing activities was $0.3 million, primarily related to cash received from the sale of investments.

Cash provided by financing activities of $2.6 million was primarily related to cash received from equity investments from the sale of Common Stock.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd., including intellectual property and a research and development facility based in Madison, Wisconsin. At the time of the acquisition, the facility had 41 employees. Due to the costs associated with the facility, including personnel costs, rent, research and development expenses, and other costs, expenses during the six months ended March 31, 2012 increased, and it is expected that increased cash expenses will continue in 2012 and beyond as the Company accelerates its preclinical and clinical development efforts.

Recent Financing Activity:

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.6 million, cash proceeds in the first six months of fiscal 2012 were $0.4 million, and the balance is expected to be received in 2012. On October 4, 2011, the Company completed a second closing to the private placement stock issuance of September 30, 2011, upon which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the Purchase Agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of March 31, 2012, the Company had not drawn upon the facility.

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors (the “Series A Purchasers”), pursuant to which the Company issued and sold an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share, at a purchase price of $1,000 per share. The aggregate purchase price paid by the Series A Purchasers for the shares of Series A Preferred was $1,015,000. On February 16, 2012, upon approval by the Company’s shareholders, 1,015 shares of Arrowhead Series A Preferred Convertible Stock, $0.001 par value per share, were converted to 275,782 shares of Common Stock.

On October 21, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company issued and sold an aggregate of 675,000 shares of Common Stock, $0.001 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price to be paid by the purchaser for the shares of Common Stock is $2,497,500, of which $0.8 million had been received as of March 31, 2012, $0.8 million received in April 2012, and the balance is expected to be received in the next quarter.

Based upon the Company’s cash on hand and operating plan at March 31, 2012, collections from financings during the six months ended March 31, 2012 and other sources of liquidity, as described above, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. However, the Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

First Half Review

On October 21, 2011, the Company acquired Roche Madison Inc. and other intangible assets from Roche. The acquisition included a laboratory research facility in Madison, Wisconsin comprising over 21,000 square feet. Roche Madison Inc. employed 41 employees at the time of the acquisition. Due to the significant new costs associated with the facility, its people and research programs, salary costs, general and administrative costs and research and development costs increased significantly relative to prior periods. During future quarters in fiscal 2012, we expect this increased cost structure to continue, as compared to prior years, as research and development efforts are accelerated.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $7,820,737 for the six months ended March 31, 2012, compared to consolidated income attributable to Arrowhead of $1,467,555 for the six months ended March 31, 2011. During the six months ended March 31, 2011, the Company recognized income from discontinued operations of $5.4 million related to the gain on disposal of Unidym, which was not repeated in the current period. In addition, as explained further below, research and development costs increased significantly in the current fiscal year due to the acquisition of Roche Madison. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $55,208 during the six months ended March 31, 2012, as compared to $296,139 during the six months ended March 31, 2011. The revenue in fiscal 2012 was related to two license agreements acquired in conjunction with the acquisition of Roche Madison Inc. The revenue in fiscal 2011 was related to grants received in the quarter. Revenue for the six months ended March 31, 2011 associated with Unidym prior to its disposition is presented as a part of discontinued operations.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and six months ended March 31, 2012 and 2011.

Salaries – Three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions for Nanotope and Leonardo and charges fees for those services. The following tables provide detail of salary and related benefits expenses for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011.

(in thousands)

	Three Months	% of	Three Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2012	Category	March 31, 2011	Category	$	%
G&A - compensation-related	$1,124	56%	$364	85%	$760	209%
R&D - compensation-related	893	44%	62	15%	831	1340%

Total	$2,017	100%	$426	100%	$1,591	373%

	Six Months	% of	Six Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2012	Category	March 31, 2011	Category	$	%
G&A - compensation-related	$1,717	51%	$610	83%	$1,107	181%
R&D - compensation-related	1,621	49%	123	17%	1,498	1218%

Total	$3,338	100%	$733	100%	$2,605	355%

During the three months ended March 31, 2012, G&A compensation expense increased from $364,000 to $1,124,000. The Company added two senior executive positions in October 2011, a Chief Operating Officer and a Chief Business Officer. Additionally, four of the employees hired in conjunction with the acquisition of Roche Madison Inc. were general and administrative employees. In addition to recurring payroll costs, the Company made bonus payments of approximately $350,000, while there were no such payments made in the prior year. Further, the Company recorded noncash expenses related to bonus accrual for the current year, potentially payable in the following year. R&D compensation related costs increased from $62,000 to $893,000. R&D compensation related costs increased due to the employees hired in conjunction with the acquisition of Roche Madison Inc.

General & Administrative Expenses – Three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

The following tables provide detail of G&A expenses for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011.

(in thousands)

	Three Months	% of	Three Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2012	Category	March 31, 2011	Category	$	%
Professional/outside services	$379	42%	$371	45%	$8	2%
Patent expense	290	31%	229	28%	61	27%
Facilities and related	26	3%	66	8%	(40)	-61%
Travel	86	9%	23	3%	63	274%
Business insurance	50	5%	54	7%	(4)	-7%
Communication and technology	57	6%	23	3%	34	148%
Office expenses	20	2%	28	3%	(8)	-29%
Other	23	2%	21	3%	2	10%

Total	$931	100%	$815	100%	$116	14%

	Six Months	% of	Six Months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2012	Category	March 31, 2011	Category	$	%
Professional/outside services	$1,182	54%	$654	45%	$528	81%
Patent expense	511	23%	370	25%	141	38%
Facilities and related	52	2%	108	8%	(56)	-52%
Travel	149	7%	67	5%	82	122%
Business insurance	100	5%	108	8%	(8)	-7%
Communication and technology	102	5%	50	3%	52	104%
Office expenses	52	2%	40	3%	12	30%
Other	50	2%	42	3%	8	19%

Total	$2,198	100%	$1,439	100%	$759	53%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $379,000 during the three months ended March 31, 2012, compared to $371,000 in the comparable prior period. During the six months ended March 31, 2012, professional/outside services expense was $1,182,000 during compared to $654,000 in the comparable prior period. The increase in professional fees during the six months ended March 31, 2012 was primarily due to a one-time finder’s fee of $250,000 related to financing secured during the period, higher legal fees primarily due to services associated with the acquisition of Roche Madison Inc. and higher audit fees, related to historical audits of Roche Madison Inc. to comply with disclosure requirements.

Patent expense was $290,000 during the three months ended March 31, 2012, compared to $229,000 in the comparable prior period. During the six months ended March 31, 2012, patent expense was $511,000 during compared to $370,000 in the comparable prior period. Patent expense increased due to nonrecurring legal costs associated with the due diligence services on the patent portfolio of Roche Madison Inc. in association with its acquisition. Other patent costs relate to fees from services from attorneys related to the Company’s intellectual property portfolio. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the resources and needs of the Company.

Facilities-related expense was $26,000 during the three months ended March 31, 2012, compared to $66,000 in the comparable prior period. During the six months ended March 31, 2012, facilities-related expense was $52,000 during compared to $108,000 in the comparable prior period. Facilities expense decreased due to a reduction in the Company’s rental expense for its corporate offices, as it is temporarily occupying smaller and less expensive office space. In April 2012, the Company signed a 5-year lease for new headquarters office space in Pasadena, California; it is expected that rental expense will increase in the second half of fiscal 2012 as compared to the first half.

Travel expense was $86,000 during the three months ended March 31, 2012, compared to $23,000 in the comparable prior period. During the six months ended March 31, 2012, travel expense was $149,000 compared to $67,000 in the comparable prior period. Travel expense increased due to travel associated with the acquisition of Roche Madison Inc., as well as additional travel costs related to Madison employees. During fiscal 2012, the Company hired a Chief Operating Officer and a Chief Business Officer, whose jobs functions require travel. Also, travel costs are expected to increase in the future due to increased travel between the Madison and Pasadena locations. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations, business initiatives and collaborations throughout the world with other companies, marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $50,000 during the three months ended March 31, 2012, compared to $54,000 in the comparable prior period. During the six months ended March 31, 2012, business insurance expense was $100,000 during compared to $108,000 in the comparable prior period. The company experienced favorable rate decreases in its Directors and Officers insurance coverage, which was mostly offset by additional insurance costs associated with Madison.

Communication and technology expense was $57,000 during the three months ended March 31, 2012 compared to $23,000 in the comparable prior period. During the six months ended March 31, 2012, communication and technology expense was $102,000 during compared to $50,000 in the comparable prior period. The increase was related to software maintenance costs at Madison, primarily end-user software and software maintenance on laboratory computer software.

Office expense was $20,000 during the three months ended March 31, 2012 compared to $28,000 in the comparable prior period. During the six months ended March 31, 2012, office expense was $52,000 during compared to $40,000 in the comparable prior period. The increase was related to costs incurred at Madison.

Research and Development Expenses – Three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following tables provide detail of research and development expenses for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011.

(in thousands)

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	March 31, 2012	Category	March 31, 2011	Category	$	%
Outside labs & contract services	$269	20%	$99	70%	$170	172%
In vivo studies	94	7%	—	0%	94	NM
Drug manufacturing	390	28%	—	0%	390	NM
Consulting	133	10%	27	19%	106	393%
License, royalty & milestones	22	2%	13	10%	9	69%
Laboratory supplies & services	219	16%	—	0%	219	NM
Facilities and related	198	15%	2	1%	196	NM
Sponsored research	28	2%	—	0%	28	NM
Depreciation—R&D-related	—	0%	—	0%	—	NM
Other research expenses	6	0%	—	0%	6	NM

Total	$1,359	100%	$141	100%	$1,218	864%

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	March 31, 2012	Category	March 31, 2011	Category	$	%
Outside labs & contract services	$513	25%	$173	7%	$340	197%
In vivo studies	107	5%	14	1%	93	NM
Drug manufacturing	470	22%	—	0%	470	NM
Consulting	287	13%	197	8%	90	46%
License, royalty & milestones	37	2%	2,013	84%	(1,976)	-98%
Laboratory supplies & services	302	14%	2	0%	300	NM
Facilities and related	330	16%	4	0%	326	NM
Sponsored research	73	3%	—	0%	73	NM
Other research expenses	9	0%	—	0%	9	NM

Total	$2,128	100%	$2,403	100%	$(275)	-11%

NM = Not Meaningful

Outside labs and contract services expense was $269,000 during the three months ended March 31, 2012, compared to $99,000 in the comparable prior period. During the six months ended March 31, 2012, outside labs and contract services expense was $513,000 during compared to $173,000 in the comparable prior period. The primary reason for the increase is due to outside services to complement the work performed at our Madison research facility, which was not part of the prior period data.

In vivo studies expense was $94,000 during the three months ended March 31, 2012, compared to $0 in the comparable prior period. During the six months ended March 31, 2012, in vivo studies expense was $107,000 compared to $14,000 in the comparable prior period. The current period expense relates to animal studies at our Madison research facility, and we expect the level of expenditures for such studies to continue at an elevated level as the company accelerates its preclinical testing associated with projects at the Madison research facility. The prior period expense related to certain limited outsourced in vivo studies related to Calando.

Drug manufacturing expense was $390,000 during the three months ended March 31, 2012, compared to $0 in the comparable prior period. During the six months ended March 31, 2012, drug manufacturing expense was $470,000 during compared to $0 in the comparable prior period. The increase was related to outside manufacturing costs for raw materials, specifically, polymer components for RONDEL. The company is utilizing outside manufactures to produce these components for the Company; these costs will continue until the manufacturing is completed in 2012.

Consulting expense was $133,000 during the three months ended March 31, 2012, compared to $27,000 in the comparable prior period. During the six months ended March 31, 2012, consulting expense was $287,000 during compared to $197,000 in the comparable prior period. The increase in consulting expense was primarily related to cost incurred for our consultants monitoring our clinical trial at Calando, as well as higher costs associated with the scientific advisory board at Ablaris.

Licensing fees, royalty and milestones expense was $22,000 during the three months ended March 31, 2012, compared to $13,000 in the comparable prior period. During the six months ended March 31, 2012, licensing fees, royalty and milestones expense was $37,000 during compared to $2,013,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the six months ended March 31, 2011 were due $2 million in licensing fees owed to the University of Texas MD Anderson Cancer Center related to a Patent and Technology License Agreement entered into in December 2010. On-going license fees related to Ablaris are approximately $70,000 per year, and represent the majority of the costs in fiscal 2012.

Laboratory supplies and services expense was $219,000 during the three months ended March 31, 2012, compared to $0 in the comparable prior period. During the six months ended March 31, 2012, laboratory supplies and services expense was $302,000 during compared to $2,000 in the comparable prior period. The increase was due to costs incurred in the Company’s new facility in Madison. In the prior year, the Company did not have a research lab.

Facilities expense was $198,000 during the three months ended March 31, 2012, compared to $2,000 in the comparable prior period. During the six months ended March 31, 2012, facilities expense was $330,000 during compared to $4,000 in the comparable prior period. The increase was due to costs incurred in the Company’s new facility in Madison.

Sponsored research expense was $28,000 during the three months ended March 31, 2012, compared to $0 in the comparable prior period. During the six months ended March 31, 2012, sponsored research expense was $73,000 during compared to $0 in the comparable prior period. The cost was related to a research agreement with the University of Cincinnati related to Ablaris.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $421,000 during the six months ended March 31, 2012, compared to $732,000 during the six months ended March 31, 2011. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the completion of vesting of a number of stock options during the second half of fiscal 2011, compensation expense related to those awards ended. This was somewhat offset by additional options granted to new and existing employees.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $878,000 during the six months ended March 31, 2012, compared to $137,000 during the six months ended March 31, 2011. The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Arrowhead Madison. In addition, the Company records depreciation on leasehold improvements at Arrowhead Madison. The Madison facility was acquired in October 2011; therefore, there was no related depreciation in the prior year. Finally, certain patents acquired previously have been capitalized and amortized over the remaining useful lives of the respective patents.

Other income (expense) – Three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

Other expense was $715,000 during the three months ended March 31, 2012, compared to other income of $724,000 in the comparable prior period. During the six months ended March 31, 2012, other income was $638,000 compared to $1,254,000 in the comparable prior period. The primary component of other expense in the three months ended March 31, 2012 was the change in the value of derivative liability of $622,000, a non-cash expense, the value of which is dependent on several assumptions and variables, primarily by the Company’s stock price. The primary component of other income in the six months ended March 31, 2012 was a noncash gain recorded upon the acquisition of Roche Madison Inc. This gain was partially offset by the change in the value of derivatives of $689,000, a noncash loss based on Arrowhead’s share of losses in Nanotope of $171,000, and realized and unrealized losses of marketable securities of $58,000. The primary components of the other income in the three and six months ended March 31, 2011 were as a noncash gains from the change in the value of derivatives, and realized and unrealized gains from the change in value of marketable securities. See note 8 in the Consolidated Financial Statements (Unaudited) for further discussion.

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

We have incurred net losses since our inception, including net losses of $8.3 million for the six months ended March 31, 2012 and a cumulative net loss since inception of approximately $139.8 million. We expect that our operating losses will continue as we fund our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, successfully develop and obtain regulatory approval for a drug candidate and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

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

In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payers. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes, as well as other changes that may be made as part of deficit and debt reduction efforts in Congress, could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. Some of the specific PPACA provisions, among other things:

•	Establish annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, which began in 2011;

•	Increase minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;

•	Extend manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	Establish a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

Require manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011; and

•	Increase the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, which changes became effective in January 2010.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. Adjusted for the 1 for 10 reverse stock split that was implemented on November 17, 2011, as of March 31, 2012, we had 10,806,306 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of the Company that a holder of our Common Stock might consider in its best interest. Specifically, our Board of Directors, without further action by our stockholders, currently has the authority to issue up to 4,998,985 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On April 12, 2012, Arrowhead Research Corporation (the “Company”) entered into a Lease Agreement, which became effective on May 2, 2012, (the “Lease Agreement”) with South Lake Avenue Investors, LLC, a Delaware limited liability company (“Landlord”) to lease approximately 5,303 rentable square feet of office space located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101. The Lease Agreement will commence upon substantial completion of tenant improvements, expected to be approximately August 1, 2012 (the “Commencement Date”) and expire 65 months after the Commencement Date.

The total monthly base rent for the Lease will be approximately $13,257 for the first 12 months, increasing 3% per annum. Pursuant to the Lease Agreement, rent will be abated in months 2 through 6 of the term. The Company will be responsible for a proportionate share of expenses billed by the Landlord under the Lease Agreement. The Landlord has provided a tenant improvement allowance of $265,000 which is expected to cover the costs of the renovation.

The foregoing is intended only as a summary of the terms of the Lease Agreement and is qualified in its entirety by the text of the Agreement, the form of which the Company has filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ending March 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	Office lease agreement by and between South Lake Avenue Investors and Arrowhead Research Corporation*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2012

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer