Form 10-Q
period 2012-06-30
ARROWHEAD RESEARCH CORP
filed 2012-08-13
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 3, 2012 was 11,310,816.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited) June 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,282,641	$7,507,389
Other receivables	677,447	1,608,382
Prepaid expenses and other current assets	432,379	110,818
Marketable securities	108,965	634,585
Note receivable, net	2,401,602	—

TOTAL CURRENT ASSETS	5,903,034	9,861,174

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	508,613	285,266
Research equipment	3,409,693	3,515
Software	105,916	77,020
Leasehold improvements	2,762,737	—

	6,786,959	365,801
Less: Accumulated depreciation and amortization	(1,421,170)	(340,364)

PROPERTY AND EQUIPMENT, NET	5,365,789	25,437

OTHER ASSETS
Rent deposit	34,891	—
Patents and other intangible assets, net	4,685,063	1,731,211
Note Receivable, net	—	2,272,868
Derivative asset	312,250	161,125
Investment in Nanotope Inc., equity basis	—	1,649,748
Investment in Leonardo Biosystems Inc., at cost	187,000	187,000

TOTAL OTHER ASSETS	5,219,204	6,001,952

TOTAL ASSETS	$16,488,027	$15,888,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$994,372	$576,809
Accrued expenses	1,022,734	864,511
Accrued payroll and benefits	1,051,079	195,649
Deferred revenue	71,875	—
Derivative liabilities	869,766	944,980
Capital lease obligation	213,196	—
Other current liabilities	1,592,394	—

TOTAL CURRENT LIABILITIES	5,815,416	2,581,949

LONG-TERM LIABILITIES
Note payable, net of current portion	793,513	606,786
Capital lease obligation, net of current portion	1,336,764	—
Other non-current liabilities	93,731	135,660

TOTAL LONG-TERM LIABILITIES	2,224,008	742,446

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 11,310,816 and 8,642,286 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	106,086	86,423
Additional paid-in capital	139,943,181	127,476,435
Subscription receivable	(1,000,000)	(900,000)
Accumulated deficit during the development stage	(129,683,999)	(113,871,752)

Total Arrowhead Research Corporation stockholders’ equity	9,365,268	12,791,106
Noncontrolling interest	(916,665)	(226,938)

TOTAL STOCKHOLDERS’ EQUITY	8,448,603	12,564,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,488,027	$15,888,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	May 7, 2003 (Inception) to June 30, 2012
REVENUE	$47,917	$—	$103,125	$296,139	$4,095,084

OPERATING EXPENSES
Salaries and payroll-related costs	1,654,915	354,223	4,992,671	1,087,714	24,969,880
General and administrative expenses	3,137,368	637,145	5,335,191	2,075,853	30,249,083
Research and development	1,219,236	365,618	3,347,002	2,768,130	40,574,287
Stock-based compensation	415,920	346,707	837,188	1,078,951	13,177,252
Depreciation & amortization	423,414	66,472	1,301,806	203,041	6,962,117

TOTAL OPERATING EXPENSES	6,850,853	1,770,165	15,813,858	7,213,689	115,932,619

OPERATING LOSS	(6,802,936)	(1,770,165)	(15,710,733)	(6,917,550)	(111,837,535)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(34,573)	(70,366)	(205,361)	(96,367)	(928,614)
Impairment of investment in unconsolidated affiliates	(1,455,775)	—	(1,455,775)	—	(1,455,775)
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Gain on purchase of Roche Madison	—	—	1,576,107	—	1,576,107
Gain (loss) on sale of property and equipment, net	(876,277)	—	(909,761)	—	(1,036,849)
Realized and unrealized gain (loss) in marketable securities	—	(498,406)	(58,091)	(138,486)	62,954
Interest income (expense), net	14,436	20,531	27,326	70,815	2,741,804
Change in value of derivatives	915,387	373,734	226,339	1,243,156	3,120,851
Other income	—	—	—	—	250,000

TOTAL OTHER INCOME (EXPENSE)	(1,436,802)	(174,507)	(799,216)	1,079,118	6,623,278

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,239,738)	(1,944,672)	(16,509,949)	(5,838,432)	(105,214,257)
Provision for income taxes	—	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(8,239,738)	(1,944,672)	(16,509,949)	(5,838,432)	(105,214,257)

Income (loss) from discontinued operations	677	(68,742)	(25)	1,373,758	(47,546,587)
Gain on disposal of discontinued operations	—	—	—	3,919,213	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	677	(68,742)	(25)	5,292,971	(42,837,999)

NET INCOME (LOSS)	(8,239,061)	(2,013,414)	(16,509,974)	(545,461)	(148,052,256)

Net (income) loss attributable to noncontrolling interests	247,551	193,497	697,727	193,099	18,532,217

NET INCOME (LOSS) ATTRIBUTABLE TO ARROWHEAD	$(7,991,510)	$(1,819,917)	$(15,812,247)	$(352,362)	$(129,520,039)

Earnings per share - basic:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.71)	$(0.24)	$(1.48)	$(0.79)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	—	(0.01)	—	0.74

Net income (loss) attributable to Arrowhead shareholders	$(0.71)	$(0.25)	$(1.48)	$(0.05)

Weighted average shares outstanding	11,238,291	7,182,628	10,672,390	7,180,403

Earnings per share - diluted:

Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(0.71)	$(0.24)	$(1.48)	$(0.71)

Income (loss) from discontinued operations attributable to Arrowhead common shareholders	—	(0.01)	—	0.67

Net income (loss) attributable to Arrowhead shareholders	$(0.71)	$(0.25)	$(1.48)	$(0.04)

Weighted average shares outstanding	11,238,291	7,182,628	10,672,390	7,856,795

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through June 30, 2012

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals
	Shares	Amount	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000		$—	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680		—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	468,000	4,680	—	—	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	13,645	—	—	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	27,997	—	—	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock issued @ $35.00 per share	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,536	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	34,156	—	—	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock issued @ $57.80 per share, net	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	38,622	—	—	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock issued at approximately $18.00 per share, net	386,399	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50 per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	42,950	—	—	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock issued @ $3.00 per share	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	5,641,177	56,428	—	—	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock issued @ $6.30 per share	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock issued @ $13.12 per share	659,299	6,593	—	—	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,251	—	—	1,063,600	—	—	200	1,066,051
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	71,735	—	—	119,716,834	—	(110,742,867)	(967,406)	8,078,296
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	—	—	5,529,110	(900,000)	—	—	4,643,684
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,423	—	$—	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	12,564,168

Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	837,188	—	—	—	837,188
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	—	—	—	525,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,490,750		—	—	2,497,500
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued @ $6.23 per share	83,211	83	—	—	499,918	—	—	—	500,001
Common stock issued @ $5.11 per share	97,831	98			499,904				500,002
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisitions	1,217,159	9,332	—	—	6,138,498	—	—	—	6,147,830
Fractional shares redeemed in reverse stock split	(131)	—	—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	(100,000)	—	—	915,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	—	—	—	—
Exercise of Calando stock options	—	—	—	—	—	—	—	8,000	8,000
Exercise of warrants	8,011	8	—	—	40,047	—	—	—	40,055
Net loss for the nine months ended June 30, 2012	—	—	—	—	—	—	(15,812,247)	(697,727)	(16,509,974)

Balance at June 30, 2012	11,310,816	$106,086	—	$—	$139,943,181	$(1,000,000)	$(129,683,999)	$(916,665)	8,448,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	2011	May 7, 2003 (Date of inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,509,974)	$(545,461)	$(131,542,282)	$(148,052,256)
Net (income) loss attributable to nonconrolling interests	697,727	193,099	17,834,490	18,532,217

Net income (loss) attributable to Arrowhead	(15,812,247)	(352,362)	(113,707,792)	(129,520,039)
(Income) loss from discontinued operations	25	(5,292,971)	42,837,974	42,837,999
Realized and unrealized (gain) loss on investments	58,091	138,486	(821,045)	(762,954)
(Gain) loss from sale of subsidiary	—	—	(306,344)	(306,344)
(Gain) loss on purchase of Roche Madison	(1,576,107)	—		(1,576,107)
Loss on disposal of fixed assets	909,761	—	127,088	1,036,849
Stock issued as gift	—	—	298,750	298,750
Stock issued for professional services	—	—	442,882	442,882
Stock issued for in-process research and development	—	—	13,166,347	13,166,347
Change in value of derivatives	(226,339)	(1,243,156)	(2,894,512)	(3,120,851)
Purchased in-process research and development - Nanoconduction	—	—	2,685,208	2,685,208
Stock-based compensation	837,188	1,078,951	12,340,064	13,177,252
Depreciation and amortization	1,301,806	203,041	5,660,311	6,962,117
Amortization (accretion) of note discounts, net	(20,633)	(12,487)	(7,938)	(28,571)
Gain on sale of stock in subsidiary	—	—	(2,292,800)	(2,292,800)
Non-cash impairment expense	1,455,775	—	—	1,455,775
Equity in income (loss) of unconsolidated affiliates	205,361	96,367	723,253	928,614
Noncontrolling interest	(697,727)	(193,099)	(17,834,490)	(18,532,217)
Changes in operating assets and liabilities:
Receivables	169,150	—	(62,815)	106,335
Other receivables	1,173,523	(477,770)	(1,604,963)	(431,440)
Prepaid expenses	(152,782)	5,186	(142,568)	(295,350)
Other current assets	(30,286)	18,472	(96,360)	(126,646)
Deposits	—	—	(36,795)	(36,795)
Accounts payable	408,263	81,554	206,434	614,697
Accrued expenses	514,117	(91,059)	534,540	1,048,657
Accrued severance and other liabilities	730,771	47,798	247,865	978,636

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(10,752,290)	(5,993,049)	(60,537,706)	(71,289,996)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)	(18,575,915)
Purchase of property and equipment	(392,799)	(9,674)	(3,565,599)	(3,958,398)
Purchase of MASA Energy, LLC	—	—	(250,000)	(250,000)
Minority equity investment	—	—	(2,000,000)	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594	10,529,594
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265	18,888,265
Proceeds from sale of investments	509,009	1,130,307	2,804,600	3,313,609
Proceeds from sale of subsidiaries	—	—	359,375	359,375
Proceeds from sale of fixed assets	25,037	—	142,375	167,412
Payment for patents	—	—	(303,440)	(303,440)
Restricted cash	—	—	50,773	50,773
Cash transferred in acquisition/divestitures	121,033	(1,700,398)	(1,700,398)	(1,579,365)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	262,280	(579,765)	(3,770,370)	(3,508,090)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(143,905)	—	—	(143,905)
Proceeds from issuance of Calando debt	—	—	2,516,467	2,516,467
Proceeds from issuance of stock in subsidiary	8,000	1,719,158	20,894,100	20,902,100
Proceeds from issuance of common stock and warrants, net	5,401,392	57,163	95,294,780	100,696,172

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	5,265,487	1,776,321	118,705,347	123,970,834

Cash flows from discontinued operations:
Operating cash flows	(225)	2,265,639	(46,003,507)	(46,003,732)
Investing cash flows	—	—	790,625	790,625
Financing cash flows	—	—	(1,677,000)	(1,677,000)

Net cash provided by (used in) discontinued operations	(225)	2,265,639	(46,889,882)	(46,890,107)

NET INCREASE (DECREASE) IN CASH	(5,224,748)	(2,530,854)	7,507,389	2,282,641
CASH AT BEGINNING OF PERIOD	7,507,389	6,847,162	—	—

CASH AT END OF PERIOD	$2,282,641	$4,316,308	$7,507,389	$2,282,641

Supplementary disclosures:
Cash paid for interest	$34,758	$105,000	$230,419	$265,177
Cash paid for income taxes	$—	$742,500	$742,500	$742,500

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

On April 20, 2007, Arrowhead purchased shares of Series E Preferred Stock of Carbon Nanotechnologies, Inc. in exchange for 143,122 shares of Arrowhead Common Stock with an estimated fair market value of $5,400,000 based on the average closing price of Arrowhead’s Common Stock on NASDAQ the ten trading days immediately prior to March 24, 2007, as set forth in the Agreement and Plan of Merger among Unidym, Carbon Nanotechnologies, Inc., Arrowhead, and others.

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”) , Alvos Therapeutics, Inc. (“Alvos”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”), and Tego Biosciences Corporation (“Tego”) as well as our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and Going Concern

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to several different RNAi delivery systems and small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Through its acquisition of Alvos Therapeutics, Arrowhead has access to a large platform of proprietary human-derived homing peptides and the method for their discovery. These targeting peptide sequences can be linked to our siRNA delivery vehicles as well as to traditional small molecule drugs to preferentially shuttle them into target cells. Arrowhead is leveraging its in-house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, and RNAi and peptide delivery vehicles and targeting methods to seek development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise in pre-clinical studies for the potential treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

Arrowhead operates a wholly-owned subsidiary, Arrowhead Madison Inc., which operates a lab facility in Madison, Wisconsin, supporting the company’s initiatives including the development of RNAi therapeutics. In addition to its wholly owned subsidiaries, Arrowhead Madison and Alvos Therapeutics, Arrowhead operates two majority-owned subsidiaries, Calando, a leader in delivering small interfering RNAs for gene silencing, and Ablaris, an anti-obesity therapeutics company, and has minority investments in Nanotope, a regenerative medicine company and Leonardo, a multistage drug delivery company.

Liquidity

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities have required significant capital investment since the Company’s inception and we expect our current portfolio companies to continue to require cash investment in fiscal 2012 and beyond to continue development.

At June 30, 2012, the Company had $2.3 million in cash to fund operations. During the nine months ended June 30, 2012, the Company’s cash position decreased by $5.2 million. The Company received cash from the issuance of equity of $5.4 million, cash from the sale of its holdings of stock in Wisepower Co. Ltd of $0.5 million, and cash collections from revenue of $0.2 million. The company had cash outflow of $10.6 million related to its continuing operating activities and capital expenditures of $0.4 million.

On August 13, 2012, the Company had received firm commitments for 2.3 million units at a price of $2.76 per unit in a registered offering to institutional and individual investors. Each unit consisted on one share of Arrowhead Common Stock and a warrant to purchase 0.75 share of Common Stock exercisable at $3.25 per share. Gross proceeds from the offering are expected to be approximately $6.2 million, with net proceeds of approximately $5.8 million after deducting commissions and fees.

As a result of the sale of the Company’s subsidiary, Unidym, in January 2011, the Company received $2.5 million in stock of the acquirer, Wisepower Co. Ltd. (“Wisepower”) and a $2.5 million convertible bond from Wisepower, of which approximately $200,000 is owed to a third party who was a minority investor in Unidym. During the quarter ended December 31, 2011, the Company sold its remaining stock in Wisepower. The convertible bond has a face value of $2.5 million, and is convertible into Wisepower common stock at a price of $2.00 per share. The bond can be redeemed for cash on January 17, 2013, and at which time could represent an additional source of liquidity for the company. The Company had Subscriptions Receivable of $1.0 million at June 30, 2012, which are expected to be collected over the next several months. In September 2011, the Company entered into an equity line facility whereby it has the ability to draw capital up to $15 million. Through June 30, 2012, the Company has drawn approximately $1 million from this facility and has issued 181,042 shares of common stock; the Company expects to draw upon the facility from time to time, depending on cash needs and market conditions.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., including intellectual property and a research and development facility in Madison, Wisconsin. At the time of the acquisition, the Madison facility had 41 employees. Due to the costs associated with maintaining and operating the facility, including personnel costs, rent, research and development expenses, and other costs, cash expenses have increased, and it is expected that the Company will incur higher cash expenses will continue during the remainder of fiscal 2012 and beyond, relative to periods prior to the acquisition, as the Company accelerates its preclinical and clinical development efforts.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

NOTE 2. ACQUISITIONS

Roche Madison

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 901,702 shares of Common Stock. Additionally, the Company agreed that, subject to stockholder approval under the NASDAQ Marketplace Rules, the Company would issue an additional 146,562 shares of Common Stock, plus a number of additional shares equal to 9.9% of the shares of Common Stock (or common stock equivalents) sold by the Company in capital raising transactions within one year from the closing, but only with respect to the first $3,118,615 of gross offering proceeds (the “Top-up Shares”). The Company received the necessary stockholder approval for these additional issuances on February 16, 2012 at its 2012 Annual Meeting of Stockholders and, as of June 30, 2012, expected to issue a total of approximately 250,000 additional shares to Roche in satisfaction of the obligation to issue the Top-up Shares.

Pursuant to the RNAi Purchase Agreement, Roche has a right of first negotiation on certain product candidates developed by the Company and its affiliates relating to the purchased assets. If the Company proposes to out-license or enters into substantive negotiations to out-license, any Clinical Candidate or Existing Candidate (as such terms are defined in the RNAi Purchase Agreement), the Company must give notice of the Candidate it proposes to out-license and negotiate exclusively and in good faith with Roche for 90 days regarding the applicable out-license. This right of first negotiation applies to all Existing Candidates and the first five Clinical Candidates for which the Company delivers notice to Roche and subsequently enters into an out-license.

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

Alvos Therapeutics

On April 5, 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Alvos Therapeutics, Inc., (“Alvos”), a privately held company that licensed from MD Anderson Cancer Center a large platform of proprietary human-derived homing peptides and the method for their discovery. In conjunction with the acquisition, Arrowhead hired one employee from Alvos, and retained one employee on a consulting basis. In exchange for all of the outstanding shares of Alvos, Arrowhead issued an upfront payment of 315,467 shares of Arrowhead Common Stock, which shares were issued in a private placement under Section 4(2) of the Securities Act of 1933 and are deemed to be restricted securities. The former Alvos stockholders are also eligible to receive additional issuances of stock valued at up to $23.5 million at the time of issuance based on the future achievement of clinical, regulatory and sales milestones

The following table summarizes the estimated fair values at the date of acquisition:

Current assets	$29,332
In-process R&D	2,083,701
Current liabilities	(113,033)

Total purchase consideration	$2,000,000

The purchase consideration was comprised solely of shares of Arrowhead Common Stock issued to the former shareholders of Alvos Therapeutics, Inc.

Shares issued	315,457
Price per share	$6.34

Total purchase consideration	$2,000,000

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

NOTE 3. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison, Inc. and Alvos Therapeutics, Inc., Arrowhead also maintains majority ownership in Calando Pharmaceuticals, Ablaris Therapeutics, Inc., and minority investments in Nanotope, Inc. and Leonardo Biosystems, Inc.

Calando Pharmaceuticals, Inc. (formerly known as Insert Therapeutics, Inc. “Insert”)

Calando is a clinical stage RNAi therapeutics company. On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company. Prior to the merger, Arrowhead invested an aggregate of $23.2 million in Calando through equity and debt financings. As a condition of the merger, the Preferred Stock of each of Calando and Insert was converted into common stock and the loans were converted to equity. As a result of the merger, shares of Insert common stock were issued to the stockholders of the former Calando, and Insert changed its name to Calando Pharmaceuticals, Inc.

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

As of June 30, 2012, Calando owed to Arrowhead $2,573,403 under a series of 10% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of June 30, 2012, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

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

As of June 30, 2012, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope’s primary areas of focus include treatment of spinal cord injuries, cartilage regeneration and wound healing. As of June 30, 2012, Arrowhead owned 23% of the outstanding shares of Nanotope, and 19% on a fully diluted basis. Arrowhead accounts for its investment in Nanotope using the equity method of accounting.

During the quarter ended June 30, 2012, Nanotope moved its R&D operations from its facility in Skokie, Illinois to the laboratories of Northwestern University under the direction of Dr. Samuel Stupp, the company’s founder. Development work will be performed by personnel in Dr. Stupp’s lab, and the Nanotope terminated the employment of its staff. The company’s research equipment was sold to Arrowhead, to be utilized at its research facility in Madison, Wisconsin. Nanotope’s intellectual property portfolio continues to be maintained, potentially allowing Nanotope to benefit from successful developments. These circumstances required Arrowhead to examine its investment in Nanotope, as well as its receivable from Nanotope, for impairment. Upon review, it was determined that the remaining book value of its investment exceeded its fair value as determined by discounted future cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1.4 million during the quarter ended June 30, 2012 to reduce the carrying value of the investment to $0. Additionally, the company recorded a full reserve against its receivable from Nanotope in the amount of $1.9 million.

Summarized financial information for Nanotope, Inc. is as follows:

	June 30, 2012	September 30, 2011
Current assets	$66,000	$21,000
Non-current assets	11,000	85,000
Liabilities	2,084,000	1,255,000
Equity	(2,007,000)	(1,149,000)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011
Revenue	$0	$3,000	$0	$515,000
Operating expenses	109,000	283,000	801,000	896,000
Net loss	(115,000)	(306,000)	(858,000)	(419,000)

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011
Cash flows used in operating activities	$(765,000)	$(427,000)
Cash flows provided by (used in) investing activities	61,000	(28,000)
Cash flows provided by financing activities	753,000	628,000

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of June 30, 2012, Leonardo owed to Arrowhead $420,000, included in other receivables, which is expected to be repaid or converted to equity. As of June 30, 2012, Arrowhead’s ownership interest in Leonardo was 5%.

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

NOTE 5. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note and at maturity. At June 30, 2012, The Note is reflected on the balance sheet at the maturity amount of $1,000,000 less a discount of $256,487.

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2012, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At June 30, 2012, 11,310,816 shares of Common Stock were outstanding; no shares of Preferred Stock were outstanding. At June 30, 2012, 153,200 shares and 1,965,860 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.5 million; the balance of $1 million is expected to be received in 2012. On October 4, 2011, the Company completed a second closing of the offering in which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the Purchase Agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of June 30, 2012, the Company had drawn approximately $1 million from the facility in consideration for the sale of 181,042 shares of common stock at a weighted average price of $5.52 per share.

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors (the “Series A Purchasers”), pursuant to which the Company issued and sold an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share, at a purchase price of $1,000 per share. The aggregate purchase price paid for the shares of Series A Preferred was $1,015,000. On February 16, 2012, upon approval by the Company’s shareholders, 1,015 shares of Arrowhead Series A Preferred Convertible Stock, $0.001 par value per share, were converted to 275,782 shares of Common Stock.

On October 21, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company issued and sold an aggregate of 675,000 shares of Common Stock, $0.001 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price paid by the purchaser for the shares of Common Stock is $2,497,500.

As of November 17, 2011, the Company effected a 1 for 10 reverse stock split. As a result of the reverse stock split, each ten shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse split was combined into one share of Common Stock. Also, as a result of the Reverse Stock Split, the per share exercise price, and the number of shares of Common Stock underlying Company stock options, warrants, and any Common Stock based equity grants outstanding immediately prior to the reverse stock split was proportionally adjusted, based on the one-for-ten split ratio, in accordance with the terms of such options, warrants or other Common Stock based equity grants as the case may be. No fractional shares of Common Stock were issued in connection with the reverse split. Stockholders received a cash payment in lieu of any fractional shares. All share and per share amounts in these financial statements have been retrospectively adjusted to reflect the reverse stock split.

The following table summarizes information about warrants outstanding at June 30, 2012:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	4.9
$20.00	386,400	1.1
$5.00	1,155,023	2.4
$5.09	461,024	2.4
$3.70	329,649	3.5
$4.16	1,000	4.5

Total warrants outstanding	2,427,993

NOTE 7. LEASES

In April 2011, the Company’s corporate headquarters lease expired; the Company is currently leasing temporary offices for its corporate headquarters in Pasadena, California. The temporary offices are expected to be occupied until August 15, 2012 at a rental rate of approximately $8,000 per month. The current rental agreement is on a month-to-month basis. In May 2012, the Company signed a lease for new office space for its corporate headquarters, and expects to move to its new location in August 2012. The rental cost will be approximately $13,000 per month.

The Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $22,000, and monthly payments under a related capitalized lease are approximately $21,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $13,000 per month. Utilities costs are approximately $16,000 per month, which increase the total monthly expenditures to approximately $72,000.

Facility and equipment rent expense for the nine months ended June 30, 2012 and 2011 was $345,000 and $141,000, respectively. From inception to date, rent expense was $3,990,057. Rent expense related to Unidym, until its disposal in January 2011, is included as a part of income/loss from discontinued operations.

As of June 30, 2012, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2012	$64,211
2013	256,846
2014	256,846
2015	256,846
2016	256,846
2017 and thereafter	620,710
Less interest	(162,345)

Principal	1,549,960
Less current portion	213,196

Noncurrent portion	$1,336,764

As of June 30, 2012, future minimum lease payments due in fiscal years under operating leases are as follows:

2012	$78,180
2013	370,328
2014	434,638
2015	446,343
2016	458,396
2017 and thereafter	940,018

Total	$2,727,903

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 1,965,860 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of June 30, 2012, there were options granted and outstanding to purchase 153,200 and 1,201,694 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. During the nine months ended June 30, 2012, 660,000 options were granted under the 2004 Equity Incentive Plan. All share and per share data in this footnote has been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2010	812,334	$10.62
Granted	20,000	5.86
Cancelled	(100,539)	21.32
Exercised	(2,699)	5.10

Balance At September 30, 2011	729,096	9.03
Granted	924,500	4.96
Cancelled	(42,919)	11.77
Exercised	(4,583)	5.20

Balance At June 30, 2012	1,606,094	$6.63	8.1 years	$0

Exercisable At June 30, 2012	712,283	$8.25	6.5 years	$0

Stock-based compensation expense for the nine months ended June 30, 2012 and 2011 was $837,188 and $1,078,951, respectively. For the nine months ended June 30, 2012 and 2011, $0 and $27,519, respectively, of this expense is included in discontinued operations. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the nine months ended June 30, 2012 and June 30, 2011 is estimated at $3,505,912 and $62,964, respectively. The aggregate fair value of options granted by Calando during the nine months ended June 30, 2012 is estimated at $33,690. No Calando stock options were issued during the nine months ended June 30, 2011.

The intrinsic value of the options exercised during the nine months ended June 30, 2012 was $0; no options were exercised during the nine months ended June 30, 2011.

As of June 30, 2012, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $3,547,601 will be recognized in our results of operations over a weighted average period of 3.2 years. As of June 30, 2012, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $72,876 will be recognized in our results of operations over a weighted average period of 2.7 years.

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

	Nine months ended June 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	0.9% to 1.7%	2.9%
Volatility	90% - 100%	100%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$3.79	$5.20

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

The following table summarizes fair value measurements at June 30, 2012 and September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2012:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$2,282,641	$—	$—	$2,282,641
Marketable securities	$108,965	$—	$—	$108,965
Derivative assets	$—	$—	$312,250	$312,250
Derivative liabilities	$—	$—	$869,766	$869,766

September 30, 2011:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,507,389	$—	$—	$7,507,389
Marketable securities	$634,585	$—	$—	$634,585
Derivative assets	$—	$—	$161,125	$161,125
Derivative liabilities	$—	$—	$944,980	$944,980

As part of the sale of proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for the entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative relating to the third party was $26,310; the fair value at September 30, 2011 was $6,854, and the fair value at June 30, 2012 was $13,282. The gain from the change in value of the derivative asset, net of the derivative liability, for the nine months ended June 30, 2012 was $144,697, and is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the nine months ended June 30, 2012, the Company recorded a gain from the change in fair value of the derivative asset, net of $151,125. The assumptions used in valuing the derivative asset as of June 30, 2012 were as follows:

Risk free interest rate	0.33%
Expected life	1.6 Years
Dividend yield	none
Volatility	72%

The following is a reconciliation of the derivative asset for the nine months ended June 30, 2012:

Value at October 1, 2011	$161,125
Receipt of instruments	—
Increase in value	151,125
Net settlements	—

Value at June 30, 2012	$312,250

As part of the equity financing on June 17, 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “Warrants”) which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the Warrants, the Company issues Common Stock at a price lower than the exercise price of the Warrants, the exercise price of the Warrants would be reduced to the amount equal to the issuance price of the Common Stock. As a result of this feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the nine months ended June 30, 2012, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $74,330. The assumptions used in valuing the derivative liability as of June 30, 2012 were as follows:

Risk free interest rate	0.41%
Expected life	3.5 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these warrants through June 30, 2012:

Value at September 30, 2011	$907,233
Receipt of instruments	—
Change in value	(74,330)
Net settlements	—

Value at June 30, 2012	$832,903

In conjunction with the financing of Ablaris during the year ended September 30, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold during the year ended September 30, 2011, and remain outstanding at June 30, 2012. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the nine months ended June 30, 2012, the Company recorded a non-cash gain from the change in fair value of the derivative liability of $7,312. The assumptions used in valuing the derivative liability as of June 30, 2012 were as follows:

Risk free interest rate	0.72%
Expected life	5.5 Years
Dividend yield	none
Volatility	100%

The following is a reconciliation of the derivative liability related to these exchange rights through June 30, 2012:

Value at September 30, 2011	$30,892
Receipt of instruments	—
Change in value	(7,312)
Net settlements	—

Value at June 30, 2012	$23,580

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

In August 2010, the Company retained Vincent Anzalone, the brother of Arrowhead’s Chief Executive Officer, as a consultant for the Company, focusing on business development and market analysis, with a monthly remuneration of $10,000 per month. Vincent Anzalone was paid $20,000 during the fiscal year ended September 30, 2010, $120,000 during the fiscal year ended September 30, 2011, and $90,000 during the nine months ended June 30, 2012.

NOTE 11. SUBSEQUENT EVENTS

On August 13, 2012, the Company had received firm commitments for 2.3 million units at a price of $2.76 per unit in a registered offering to institutional and individual investors. Each unit consisted on one share of Arrowhead Common Stock and a warrant to purchase 0.75 share of Common Stock exercisable at $3.25 per share. Gross proceeds from the offering are expected to be approximately $6.2 million, with net proceeds of approximately $5.8 million after deducting commissions and fees.

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to several different RNAi delivery systems and small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Through its acquisition of Alvos Therapeutics, Arrowhead has access to a large platform of proprietary human-derived homing peptides and the method for their discovery. These targeting peptide sequences can be linked to our siRNA delivery vehicles as well as to traditional small molecule drugs to preferentially shuttle them into target cells. Arrowhead is leveraging its in-house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, and RNAi and peptide delivery vehicles and targeting methods to seek development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a unique therapeutic candidate that shows promise in pre-clinical studies for the potential treatment of obesity and advanced bioactive materials for the regeneration of injured tissues.

Arrowhead operates a wholly-owned subsidiary, Arrowhead Madison Inc., which operates a lab facility in Madison, Wisconsin, supporting the company’s initiatives including the development of RNAi therapeutics. In addition its wholly owned subsidiaries, Arrowhead Madison and Alvos Therapeutics, Arrowhead operates two majority owned subsidiaries, Calando, a leader in delivering small interfering RNAs for gene silencing, and Ablaris, an anti-obesity therapeutics company, and has minority investments in Nanotope, a regenerative medicine company and Leonardo, a multistage drug delivery company.

The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 300, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment in 2012 and 2013.

At June 30, 2012, the Company had cash on hand of approximately $2.3 million. Cash and cash equivalents decreased during the first nine months of fiscal 2012 by $5.2 million from $7.5 million at September 30, 2011.

During the nine months ended June 30, 2012, cash used in operating activities was $10.8 million, which represents the on-going expenses for research and development activities, business development, and corporate overhead. Cash expenses were partially offset by cash received from revenues and other inflows of $0.2 million.

Cash provided by investing activities was $0.3 million, primarily related to cash received from the sale of marketable securities.

Cash provided by financing activities of $5.3 million was primarily related to cash received from the sale of Common Stock.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd., including intellectual property and a research and development facility based in Madison, Wisconsin. At the time of the acquisition, the facility had 41 employees. Due to the costs associated with the facility, including personnel costs, rent, research and development expenses, and other costs, expenses during the nine months ended June 30, 2012 increased, and it is expected that increased cash expenses will continue in 2012 and beyond as the Company accelerates its preclinical and clinical development efforts.

Recent Financing Activity:

On August 13, 2012, the Company had received firm commitments for 2.3 million units at a price of $2.76 per unit in a registered offering to institutional and individual investors. Each unit consisted on one share of Arrowhead Common Stock and a warrant to purchase 0.75 share of Common Stock exercisable at $3.25 per share. Gross proceeds from the offering are expected to be approximately $6.2 million, with net proceeds of approximately $5.8 million after deducting commissions and fees.

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.6 million, cash proceeds in the first six months of fiscal 2012 were $0.4 million, and the balance is expected to be received in 2012. On October 4, 2011, the Company completed a second closing to the offering in which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the Purchase Agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of June 30, 2012, the Company had drawn $1 million from the facility in consideration for the sale of 181,042 shares of common stock at a weighted average price of $5.52 per share.

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors (the “Series A Purchasers”), pursuant to which the Company issued and sold an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share, at a purchase price of $1,000 per share. The aggregate purchase price paid for the shares of Series A Preferred was $1,015,000. On February 16, 2012, upon approval by the Company’s shareholders, 1,015 shares of Arrowhead Series A Preferred Convertible Stock, $0.001 par value per share, were converted to 275,782 shares of Common Stock.

On October 21, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company issued and sold an aggregate of 675,000 shares of Common Stock, $0.001 par value per share, at a purchase price of $3.70 per share. The aggregate purchase price paid by the purchaser for the shares of Common Stock was $2,497,500.

Based upon the Company’s cash on hand and operating plan at June 30, 2012, and other sources of liquidity, as described above, the Company’s management anticipates that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months. However, the Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

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

Year-To-Date Review

On October 21, 2011, the Company acquired Roche Madison Inc. and other intangible assets from Roche. The acquisition included a laboratory research facility in Madison, Wisconsin comprising over 21,000 square feet. Roche Madison employed 41 employees at the time of the acquisition. Due to the significant new costs associated with the facility, its people and research programs, salary costs, general and administrative costs, and research and development costs, increased significantly relative to prior periods. We expect this increased cost structure to continue as research and development efforts are accelerated.

On April 11, 2012, the Company acquired Alvos Therapeutics, Inc., a targeted therapeutics company. Alvos licensed from MD Anderson Cancer Center a large platform proprietary human-derived homing peptides and the method for their discovery. The company hired one employee as a result of the acquisition, and the operations of Alvos are being integrated into our research facility in Madison, Wisconsin.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $15,812,247 for the nine months ended June 30, 2012, compared to consolidated loss attributable to Arrowhead of $352,362 for the nine months ended June 30, 2011. During the nine months ended June 30, 2011, the Company recognized income from discontinued operations of $5.4 million related to the gain on disposal of Unidym, which was not repeated in the current period. In addition, as explained further below, research and development costs increased significantly in the current fiscal year due to the acquisition of Roche Madison. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $103,125 during the nine months ended June 30, 2012, as compared to $296,139 during the nine months ended June 30, 2011. The revenue in fiscal 2012 was related to three license agreements acquired in conjunction with the acquisition of Roche Madison Inc. The revenue in fiscal 2011 was related to grants received in the quarter. Revenue for the nine months ended June 30, 2011 associated with Unidym prior to its disposition is presented as a part of discontinued operations.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and nine months ended June 30, 2012 and 2011.

Salaries – Three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. The following tables provide detail of salary and related benefits expenses for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011.

(in thousands)

	Three months Ended June 30, 2012	% of Expense Category	Three months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
G&A - compensation-related	$783	47%	$283	80%	$500	177%
R&D - compensation-related	872	53%	71	20%	801	1128%

Total	$1,655	100%	$354	100%	$1,301	368%

	Nine months Ended June 30, 2012	% of Expense Category	Nine months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
G&A - compensation-related	$2,500	50%	$894	82%	$1,606	180%
R&D - compensation-related	2,493	50%	194	18%	2,299	1185%

Total	$4,993	100%	$1,088	100%	$3,905	359%

During the three months ended June 30, 2012, G&A compensation expense increased from $283,000 to $783,000. During the nine months ended June 30, 2012, G&A compensation expense increased from $894,000 to $2,500,000. The Company added two senior executive positions in October 2011, a Chief Operating Officer and a Chief Business Officer. Additionally, four of the employees hired in conjunction with the acquisition of Roche Madison. were general and administrative employees. In addition to recurring payroll and payroll-related costs, the Company recorded noncash expenses related to bonus accrual for the current year, potentially payable in the following year, and paid cash bonuses during the year of $550,000; no such bonuses were accrued or paid in the previous year.

During the three months ended June 30, 2012, R&D compensation related costs increased from $71,000 to $872,000. During the nine months ended June 30, 2012, R&D compensation related costs increased from $194,000 to $2,493,000. R&D compensation related costs increased due to the employees hired in conjunction with the acquisition of Roche Madison.

General & Administrative Expenses – Three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

The following tables provide detail of G&A expenses for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011.

(in thousands)

	Three months Ended June 30, 2012	% of Expense Category	Three months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$412	13%	$274	43%	$138	50%
Patent expense	323	10%	186	29%	137	74%
Facilities and related	28	1%	38	6%	(10)	-26%
Travel	133	4%	23	4%	110	478%
Business insurance	52	2%	47	7%	5	11%
Communication and Technology	36	1%	24	4%	12	50%
Office expenses	23	1%	5	1%	18	360%
Other	2,130	68%	40	6%	2,090	NM

Total	$3,137	100%	$637	100%	$2,500	392%

	Nine months Ended June 30, 2012	% of Expense Category	Nine months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$1,592	30%	$929	45%	$663	71%
Patent expense	835	16%	554	27%	281	51%
Facilities and related	80	1%	146	7%	(66)	-45%
Travel	282	5%	90	4%	192	213%
Business insurance	152	3%	154	7%	(2)	-1%
Communication and Technology	138	3%	75	4%	63	84%
Office expenses	75	1%	45	2%	30	67%
Other	2,181	41%	83	4%	2,098	NM

Total	$5,335	100%	$2,076	100%	$3,259	157%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $412,000 during the three months ended June 30, 2012, compared to $274,000 in the comparable prior period. During the nine months ended June 30, 2012, professional/outside services expense was $1,592,000 during compared to $929,000 in the comparable prior period. The increase in professional fees during the nine months ended June 30, 2012 was primarily due to a one-time finder’s fee of $250,000 related to financing secured during the period, higher legal fees primarily due to services associated with the acquisition of Roche Madison and higher audit fees, related to historical audits of Roche Madison to comply with disclosure requirements.

Patent expense was $323,000 during the three months ended June 30, 2012, compared to $186,000 in the comparable prior period. During the nine months ended June 30, 2012, patent expense was $835,000 during compared to $554,000 in the comparable prior period. Patent expense increased due to certain nonrecurring legal costs associated with the due diligence services on the patent portfolio of Roche Madison. in association with its acquisition. Other patent costs relate to legal fees related to the Company’s intellectual property portfolio. Due to the acquisition of Roche Madison and Alvos, the company substantially increased its intellectual property portfolio. Accordingly, the costs associated with the patent portfolio have increased. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the resources and needs of the Company.

Facilities-related expense was $28,000 during the three months ended June 30, 2012, compared to $38,000 in the comparable prior period. During the nine months ended June 30, 2012, facilities-related expense was $80,000 during compared to $146,000 in the comparable prior period. Facilities expense decreased due to a reduction in the Company’s rental expense for its corporate offices, as it temporarily occupies smaller and less expensive office space. In April 2012, the Company signed a 5-year lease for new headquarters office space in Pasadena, California; that will be occupied in August 2012, after which it is expected that rental expense will increase.

Travel expense was $133,000 during the three months ended June 30, 2012, compared to $23,000 in the comparable prior period. During the nine months ended June 30, 2012, travel expense was $282,000 compared to $90,000 in the comparable prior period. Travel expense increased due to travel associated with the acquisition of Roche Madison Inc., as well as additional travel costs related to Madison employees. During fiscal 2012, the Company hired a Chief Operating Officer and a Chief Business Officer, whose jobs functions require travel. Also, travel costs are expected to increase in the future due to increased travel between the Madison and Pasadena locations. Travel expense includes costs related to travel by Company personnel for operational business meetings at other company locations, business initiatives and collaborations throughout the world with other companies, marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $52,000 during the three months ended June 30, 2012, compared to $47,000 in the comparable prior period. During the nine months ended June 30, 2012, business insurance expense was $152,000 during compared to $154,000 in the comparable prior period. The company experienced favorable rate decreases in its Directors and Officers insurance coverage, which was mostly offset by additional insurance costs associated with Madison.

Communication and technology expense was $36,000 during the three months ended June 30, 2012 compared to $24,000 in the comparable prior period. During the nine months ended June 30, 2012, communication and technology expense was $138,000 during compared to $75,000 in the comparable prior period. The increase was related to software maintenance costs at Madison, primarily end-user software and software maintenance on laboratory computer software.

Office expense was $23,000 during the three months ended June 30, 2012 compared to $5,000 in the comparable prior period. During the nine months ended June 30, 2012, office expense was $75,000 during compared to $45,000 in the comparable prior period. The increase was related to costs incurred at Madison.

Other expense was $2.1 million during the three months ended June 30, 2012 compared to $40,000 in the comparable prior period. During the nine months ended June 30, 2012, other expense was $2.2 million during compared to $83,000 in the comparable prior period. During the quarter end June 30, 2012, the company recorded a reserve against a receivable from an unconsolidated affiliate, Nanotope, Inc. Additionally, the company recorded an accrual for increased Delaware franchise taxes, which are expected to increase as compared to the prior year due to changes in our common stock outstanding.

Research and Development Expenses – Three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following tables provide detail of research and development expenses for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011.

(in thousands)

	Three months Ended June 30, 2012	% of Expense Category	Three months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$234	20%	$185	50%	$49	26%
In vivo studies	52	4%	12	3%	40	333%
Drug Manufacturing	242	20%	—	0%	242	NM
Consulting	136	11%	120	33%	16	13%
License, royalty & milestones	26	2%	17	5%	9	53%
Laboratory supplies & services	321	26%	—	0%	321	NM
Facilities and related	198	16%	2	1%	196	NM
Sponsored research	(1)	0%	30	8%	(31)	-103%
Other research expenses	11	1%	—	0%	11	NM

Total	$1,219	100%	$366	100%	$853	233%

	Nine months Ended June 30, 2012	% of Expense Category	Nine months Ended June 30, 2011	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$746	21%	$390	15%	$356	91%
In vivo studies	158	5%	27	1%	131	485%
Drug Manufacturing	713	21%	(33)	-1%	746	NM
Consulting	423	13%	316	11%	107	34%
License, royalty & milestones	63	2%	2,030	73%	(1,967)	-97%
Laboratory supplies & services	623	19%	2	0%	621	NM
Facilities and related	528	16%	6	0%	522	NM
Sponsored research	73	2%	30	1%	43	143%
Other research expenses	20	1%	—	0%	20	NM

Total	$3,347	100%	$2,768	100%	$579	21%

NM = Not Meaningful

Outside labs and contract services expense was $234,000 during the three months ended June 30, 2012, compared to $184,000 in the comparable prior period. During the nine months ended June 30, 2012, outside labs and contract services expense was $863,000 compared to $390,000 in the comparable prior period. The increase is due to outside services contracted to complement the research performed at our Madison facility, which was acquired in October 2012, and not part of the prior period expenses.

In vivo studies expense was $52,000 during the three months ended June 30, 2012, compared to $12,000 in the comparable prior period. During the nine months ended June 30, 2012, in vivo studies expense was $158,000 compared to $27,000 in the comparable prior period. The current period expense relates to animal studies at our Madison research facility, and we expect the level of expenditures for such studies to continue at an elevated level as the company accelerates its preclinical testing associated with projects at the Madison research facility. The prior period expense related to certain limited outsourced in vivo studies related to Calando.

Drug manufacturing expense was $242,000 during the three months ended June 30, 2012, compared to $0 in the comparable prior period. During the nine months ended June 30, 2012, drug manufacturing expense was $713,000 compared to ($33,000) in the comparable prior period. The increase was related to outside manufacturing costs for raw materials, specifically, polymer components for RONDEL. The Company is utilizing outside manufactures to produce these components for the Company; these costs will continue until the manufacturing is completed in 2012. There were no comparable manufacturing expenses in the prior period; the Company recognized a miscellaneous credit for $33,000.

Consulting expense was $136,000 during the three months ended June 30, 2012, compared to $120,000 in the comparable prior period. During the nine months ended June 30, 2012, consulting expense was $423,000 compared to $316,000 in the comparable prior period. The increase in consulting expense was primarily related to cost incurred for our consultants monitoring our clinical trial at Calando, as well as higher costs associated with the scientific advisory board at Ablaris.

Licensing fees, royalty and milestones expense was $26,000 during the three months ended June 30, 2012, compared to $17,000 in the comparable prior period. During the nine months ended June 30, 2012, licensing fees, royalty and milestones expense was $63,000 compared to $2,030,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the nine months ended June 30, 2011 were due $2 million in licensing fees paid to the University of Texas MD Anderson Cancer Center for a Patent and Technology License Agreement entered into in December 2010. On-going license fees related to Ablaris are approximately $70,000 per year, and represent the majority of the costs in fiscal 2012.

Laboratory supplies and services expense was $321,000 during the three months ended June 30, 2012, compared to $0 in the comparable prior period. During the nine months ended June 30, 2012, laboratory supplies and services expense was $623,000 compared to $2,000 in the comparable prior period. The increase was due to costs incurred in the Company’s new facility in Madison, Wisconsin. In the prior year, the Company did not have a research lab.

Facilities expense was $198,000 during the three months ended June 30, 2012, compared to $2,000 in the comparable prior period. During the nine months ended June 30, 2012, facilities expense was $528,000 compared to $6,000 in the comparable prior period. The increase was due to costs incurred in the Company’s new facility in Madison, Wisconsin.

Sponsored research expense was ($1,000) during the three months ended June 30, 2012, compared to $30,000 in the comparable prior period. During the nine months ended June 30, 2012, sponsored research expense was $73,000 compared to $30,000 in the comparable prior period. The cost was related to a research agreement with the University of Cincinnati related to Ablaris.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $837,000 during the nine months ended June 30, 2012, compared to $1,079,000 during the nine months ended June 30, 2011. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the completion of vesting of a number of stock options during the second half of fiscal 2011, compensation expense related to those awards ended. This was somewhat offset by additional options granted to new and existing employees.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $1,302,000 during the nine months ended June 30, 2012, compared to $203,000 during the nine months ended June 30, 2011. The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Arrowhead Madison. In addition, the Company records depreciation on leasehold improvements at its Madison research facility. The Madison facility was acquired in October 2011; therefore, there was no related depreciation in the prior year. Finally, certain patents acquired previously have been capitalized and amortized over the remaining useful lives of the respective patents.

Other income (expense) – Three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

Other expense was $1,437,000 during the three months ended June 30, 2012, compared to other expense of $175,000 in the comparable prior period. During the nine months ended June 30, 2012, other expense was $799,000 compared to other income of $1,079,000 in the comparable prior period. During the quarter ended June 30, 2012, the Company recorded a noncash charge of $1.5 million related to its investment in Nanotope to reduce the balance of its investment to zero. The Company also recorded a noncash charge of $1.9 million to fully reserve for the receivable from Nanotope.

An additional component of Other Expense was a non-cash loss related to the disposal of certain fixed assets. During the quarter ended June 30, 2012, the Company recorded a loss on disposal of fixed assets of $876,000. The company had received certain fixed assets as part of the acquisition of Roche Madison, which were determined not to be essential to its operations. The Company sold these assets through an auction process, and recorded the loss upon disposal.

Partially offsetting other expense during the three and nine months ended June 30, 2012 was a change in the value of derivative liability of $915,000 and $226,000, respectively, the value of which is dependent on several assumptions and variables, primarily by the Company’s stock price.

In addition, the other factor partially offsetting Other Expense during the nine months ended June 30, 2012 was a noncash gain recorded upon the acquisition of Roche Madison Inc.

The primary components of the other income/expense in the three and nine months ended June 30, 2011 were as a noncash gains from the change in the value of derivatives, and realized and unrealized losses from the change in value of marketable securities. See note 8 in the Consolidated Financial Statements (Unaudited) for further discussion.

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

We have incurred net losses since our inception, including net losses of $8.2 million for the nine months ended June 30, 2012 and a cumulative net loss since inception of approximately $148 million. We expect that our operating losses will continue as we fund our drug development and discovery efforts and will increase relative to prior periods following our acquisition of Arrowhead Madison. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, successfully develop and obtain regulatory approval for a drug candidate and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. Adjusted for the 1 for 10 reverse stock split that was implemented on November 17, 2011, as of June 30, 2012, we had 11,310,816 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2012

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer