Form 10-Q
period 2012-12-31
ARROWHEAD RESEARCH CORP
filed 2013-02-13
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of February 8, 2013 was 17,311,209.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,931,032	$3,377,288
Trade receivable	115,266	9,375
Other receivables	9,305	9,930
Prepaid expenses and other current assets	460,922	618,130
Marketable securities	56,008	106,500
Note receivable, net	2,491,450	2,446,113

TOTAL CURRENT ASSETS	6,063,983	6,567,336
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	323,376	323,376
Research equipment	3,225,540	3,319,027
Software	69,623	69,623
Leasehold improvements	2,749,409	2,749,409

	6,367,948	6,461,435
Less: Accumulated depreciation and amortization	(1,941,265)	(1,565,783)

PROPERTY AND EQUIPMENT, NET	4,426,683	4,895,652
OTHER ASSETS
Patents and other intangible assets, net	4,710,454	4,784,569
Derivative asset and other non-current assets	30,011	280,261

TOTAL OTHER ASSETS	4,740,465	5,064,830

TOTAL ASSETS	$15,231,131	$16,527,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$809,524	$877,986
Accrued expenses	842,639	730,775
Accrued payroll and benefits	1,067,763	1,127,219
Deferred revenue	109,375	37,500
Derivative liabilities	1,490,584	647,213
Capital lease obligation	216,419	214,801
Notes payable	935,329	100,000
Other current liabilities	606,345	1,592,394

TOTAL CURRENT LIABILITIES	6,077,978	5,327,888

LONG-TERM LIABILITIES
Notes payable, net of current portion	50,000	839,421
Capital lease obligation, net of current portion	1,227,743	1,282,458
Other non-current liabilities	270,931	269,142

TOTAL LONG-TERM LIABILITIES	1,548,674	2,391,021

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 15,644,158 and 13,579,185 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	110,420	108,354
Additional paid-in capital	149,976,199	145,917,968
Subscription receivable	(1,500,000)	(1,016,000)
Accumulated deficit during the development stage	(139,611,839)	(134,997,680)

Total Arrowhead Research Corporation stockholders’ equity	8,974,780	10,012,642
Noncontrolling interest	(1,370,301)	(1,203,733)

TOTAL STOCKHOLDERS’ EQUITY	7,604,479	8,808,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,231,131	$16,527,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	May 7, 2003 (Inception) to December 31, 2012
REVENUE	$159,016	$23,958	$4,297,850
OPERATING EXPENSES
Salaries and payroll-related costs	1,629,423	1,320,693	28,021,553
General and administrative expenses	917,676	1,266,908	32,270,891
Research and development	1,576,666	769,074	44,195,414
Stock-based compensation	395,675	251,878	13,977,143
Depreciation and amortization	449,597	454,444	7,858,883

TOTAL OPERATING EXPENSES	4,969,037	4,062,997	126,323,884

OPERATING LOSS	(4,810,021)	(4,039,039)	(122,026,034)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(63,557)	(106,527)	(1,026,964)
Impairment of investment in unconsolidated affiliates	—	—	(1,642,775)
Gain on purchase of Roche Madison	—	1,576,107	1,576,107
Gain (loss) on sale of fixed assets, net	18,493	—	(1,187,972)
Realized and unrealized gain (loss) in marketable securities	—	(58,091)	62,954
Interest income (expense), net	7,416	7,875	2,757,860
Change in value of derivatives	44,275	(66,904)	3,325,679
Gain on sale of stock in subsidiary	—	—	2,292,800
Other income	22,685	—	272,685

TOTAL OTHER INCOME	29,312	1,352,461	6,430,374

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,780,709)	(2,686,579)	(115,595,660)
Provision for income taxes	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,780,709)	(2,686,579)	(115,595,660)
Income (loss) from discontinued operations	(18)	(220)	(47,546,660)
Gain on disposal of discontinued operations	—	—	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(18)	(220)	(42,838,072)

NET LOSS	(4,780,727)	(2,686,799)	(158,433,732)
Net (income) loss attributable to noncontrolling interests	166,568	201,294	18,985,853
Notes payable

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(4,614,159)	$(2,485,505)	$(139,447,879)

Earnings per share—basic and diluted:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.33)	$(0.25)
Income from discontinued operations attributable to Arrowhead common shareholders	—	—

Notes payable, net of current portion	$(0.33)	$(0.25)

Weighted average shares outstanding—basic and diluted	14,113,620	10,121,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through December 31, 2012

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription	Accumulated Deficit during the	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	interest	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	3,000	—	—	—	—	—	—	3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680	—	—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	468,000	4,680	—	—	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	13,645	—	—	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	27,997	—	—	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock and warrants issued @ $35.00 per unit	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,536	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Notes payable	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	34,156	—	—	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock and warrants issued @ $57.80 per unit	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Notes payable, net of current portion	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	38,622	—	—	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock and warrants issued at approximately $18.00 per unit	386,399	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50 per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	42,950	—	—	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock and warrants issued @ $3.00 per unit	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	5,641,177	56,428	—	—	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock and warrants issued @ $6.34 per unit	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock and warrants issued @ $13.12 per unit	659,299	6,593	—	—	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,250	—	—	1,063,600	—	—	200	1,066,050
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	71,734	—	—	119,716,834	—	(110,742,867)	(967,406)	8,078,295
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	—	—	4,629,110	—	—	—	4,643,684
Issuance of Common Stock for Subscription			—	—	900,000	(900,000)			—
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,422	—	$—	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	12,564,167

Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	1,241,404	—	—	—	1,241,404
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	(100,000)	—	—	425,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,241,000		—	—	2,247,750
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued @ $6.23 per share	83,211	83	—	—	499,918	—	—	—	500,001
Common stock issued @ $5.11 per share	97,831	98	—	—	499,904	—	—	—	500,002
Common stock and warrants issued @ $2.76 per unit	2,260,869	2,261	—	—	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisitions	1,217,159	9,332	—	—	6,138,498	—	—	—	6,147,830
Fractional shares redeemed in reverse stock split	(131)	—	—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	—	—	—	1,015,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	—	—	—	—
Exercise of Calando stock options	—	—	—	—	—	—	—	8,000	8,000
Exercise of warrants	15,511	16	—	—	50,390	—	—	—	50,406
Net loss for the year ended September 30, 2012	—	—	—	—	—	—	(21,125,928)	(984,795)	(22,110,723)

Balance at Septemeber 30, 2012	13,579,185	$108,354	—	$—	$145,917,968	$(1,016,000)	$(134,997,680)	$(1,203,733)	$8,808,909

Stock-based compensation	—	—	—	—	395,675	—	—	—	395,675
Subscription payment	—	—	—	—	—	16,000	—	—	16,000
Common stock and warrants issued @ $2.26 per unit	1,825,079	1,826	—	—	2,676,747	(500,000)	—	—	2,178,573
Common stock issued @ $4.49 per share to Roche	239,894	240	—	—	985,809	—	—	—	986,049
Net loss for the three months ended December 31, 2012	—	—	—	—	—	—	(4,614,159)	(166,568)	(4,780,727)

Balance at December 31, 2012	15,644,158	$110,420	—	$—	$149,976,199	$(1,500,000)	$(139,611,839)	$(1,370,301)	$7,604,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company )

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	May 7, 2003 (Date of inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,780,727)	$(2,686,799)	$(158,433,732)
Net (income) loss attributable to nonconrolling interests	166,568	201,294	18,985,853

Net income (loss) attributable to Arrowhead	(4,614,159)	(2,485,505)	(139,447,879)
(Income) loss from discontinued operations	18	220	42,838,072
Realized and unrealized (gain) loss on investments	—	58,091	(762,954)
Charge for bad debt allowance	—	—	2,497,300
(Gain) loss from sale of subsidiary	—	—	(306,344)
(Gain) loss on purchase of Roche Madison	—	(1,576,107)	(1,576,107)
(Gain) Loss on disposal of fixed assets	(18,493)	—	1,187,972
Stock issued for professional services	—	—	741,632
Change in value of derivatives	(44,275)	66,904	(3,325,679)
Purchased in-process research and development	—	—	15,851,555
Stock-based compensation	395,675	251,878	13,977,143
Depreciation and amortization	449,597	454,444	7,858,883
Amortization (accretion) of note discounts, net	572	3,783	2,024
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Non-cash impairment expense	—		1,642,775
Equity in income (loss) of unconsolidated affiliates	63,557	106,527	1,026,964
Noncontrolling interest	(166,568)	(201,294)	(18,985,853)
Changes in operating assets and liabilities:
Receivables	(105,891)	172,230	(5,851)
Other receivables	—	(419,238)	(2,543,142)
Prepaid expenses	157,208	(30,070)	(323,891)
Other current assets	(12,441)	(1)	(115,654)
Deposits	—	—	(60,542)
Accounts payable	(68,459)	137,448	429,851
Accrued expenses	111,865	408,783	832,774
Other liabilities	14,208	346,551	1,144,369

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(3,837,586)	(2,705,356)	(79,715,382)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property and equipment	(9,439)	(69,424)	(4,054,748)
Proceeds from sale of investments	—	509,009	3,313,609
Proceeds from sale of fixed assets	121,418	—	554,105
Cash transferred in acquisitions/divestitures	—	100,035	(1,579,365)
Purchase of marketable securities—US Treasury Bills	—	—	(18,575,915)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Notes payable	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities—US Treasury Bills	—	—	18,888,265
Proceeds from sale of subsidiaries	—	—	359,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	111,979	539,620	(3,217,747)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(53,098)	(39,940)	(249,704)
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	—	8,000	20,902,100
Proceeds from issuance of common stock and warrants, net	3,332,467	1,463,833	109,585,478

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	3,279,369	1,431,893	132,754,341

Cash flows from discontinued operations:
Operating cash flows	(18)	(420)	(46,003,805)
Investing cash flows	—	—	790,625
Financing cash flows	—	—	(1,677,000)

Net cash provided by (used in) discontinued operations:	(18)	(420)	(46,890,180)

NET INCREASE (DECREASE) IN CASH	(446,256)	(734,263)	2,931,032
CASH AT BEGINNING OF PERIOD	3,377,288	7,507,389	—

CASH AT END OF PERIOD	$2,931,032	$6,773,126	$2,931,032

Supplementary disclosures:
Interest paid	$11,114	$10,300	$291,802
Taxes paid	$—	$—	$742,500

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”) , Alvos Therapeutics, Inc. (“Alvos”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”), and Tego Biosciences Corporation (“Tego”) as well as, where applicable, our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”) and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

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

Liquidity

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Development activities have required significant capital investment since the Company’s inception and we expect our current operations to continue to require cash investment in fiscal 2013 and beyond to continue development.

At December 31, 2012, the Company had $2.9 million in cash to fund operations. During the quarter ended December 31, 2012, the Company’s cash position decreased by $0.5 million. The Company received $3.3 million from the issuance of equity, net of fees. Cash collections from licensing revenue was $0.3 million. The company had cash outflow of $4.1 million related to its continuing operating activities.

In September 2011, the Company entered into an equity line facility whereby it has the ability to draw capital up to $15 million, subject to certain provisions, including maintaining a minimum stock price of $2.00 per share. During fiscal 2012, the Company drew $1 million from this facility. During fiscal 2013, the Company has not made any draws on this facility.

In December 2012, the Company sold 1.8 million units at a price of $2.26 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants is $2.12. Proceeds net of expenses from the offering were $3.9 million, which included a $500,000 promissory note due February 1, 2013.

In January 2013, the Company sold 1.7 million units at a price of $2.12 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock, exercisable at $2.14. Proceeds net of expenses from the offering were $3.3 million.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $140 million. The Company has funded its activities to date almost exclusively from equity financings.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The September 30, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position, results of operations or cash flows.

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

NOTE 2. ACQUISITIONS

Roche Madison

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 901,702 shares of Common Stock (as adjusted for the 1-for-10 reverse stock split on November 17, 2011). Subsequently, pursuant to the RNAi Purchase Agreement, the Company issued an additional 239,894 shares of Common Stock. The acquisition provided additional technology, particularly related to RNAi delivery, and provided a state-of-the-art lab facility.

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

Alvos Therapeutics

On April 5, 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Alvos Therapeutics, Inc., (“Alvos”), a privately held company that licensed a large platform of proprietary human-derived Homing Peptides, and the method for their discovery, from MD Anderson Cancer Center. In conjunction with the acquisition, Arrowhead hired one employee from Alvos, and retained one employee on a consulting basis. In exchange for all of the outstanding shares of Alvos, Arrowhead issued an upfront payment of 315,457 shares of Common Stock. The former Alvos stockholders are also eligible to receive additional issuances of stock valued at up to $23.5 million at the time of issuance based on the future achievement of clinical, regulatory and sales milestones. Based on the Company’s estimate of future payments, a net present value of $88,686 was calculated as contingent consideration, and is recorded as a part of other noncurrent liabilities. The Alvos acquisition provided key technology in targeted therapeutics.

The following table summarizes the estimated fair values at the date of acquisition:

Current assets	$29,332
In-process R&D	2,172,387
Current liabilities	(113,033)

Total purchase consideration	$2,088,686

The purchase consideration was comprised of shares of Arrowhead Common Stock issued to the former shareholders of Alvos Therapeutics, Inc.

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

Intangible assets subject to amortization include license agreements and patents capitalized as part of a business combination.

The license agreements are being amortized over the estimated life remaining at the time of acquisition which was 4 years. Patents are amortized over a period of three years to twenty years. The weighted average original amortization period is twelve years. Amortization of license agreements and patents is expected to be approximately $222,000 for the balance of fiscal year 2013, and $300,000 for fiscal years 2014, and 2015, $250,000 in 2016, $240,000 in 2017 and $280,000 thereafter.

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

The below table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2011	$0	$1,731,211	$1,731,211
Additions—Madison acquisition	944,935	230,000	1,174,935
Additions—Alvos acquisition	2,172,387	0	2,172,387
Amortization	0	(293,964)	(293,964)

Balance at September 30, 2012	$3,117,322	$1,667.247	$4,784,569
Amortization	0	(74,115)	(74,115)

Balance at December 31, 2012	$3,117,322	$1,593.132	$4,710,454

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

As of December 31, 2012, Calando owed to Arrowhead $3.5 million under a series of 8% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of December 31, 2012, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

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

As of December 31, 2012, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope has closed its R&D facility in Skokie, Illinois; any further research and development would take place at the laboratories of Northwestern University under the direction of Nanotope’s founder, Dr. Samuel Stupp. Arrowhead’s investment in Nanotope has been fully reserved, and Arrowhead maintains a full reserve against its receivable from Nanotope. Any further investments are expected to be minimal.

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of December 31, 2012, Leonardo owed to Arrowhead $575,000, included in other receivables. The Company has provided a full reserve against the receivable from Leonardo. As of December 31, 2012, Arrowhead’s ownership interest in Leonardo was 3%.

NOTE 5. DISCONTINUED OPERATIONS

Unidym, Inc.

Founded by Arrowhead in 2005, Unidym is developing electronic applications of carbon nanotubes. Arrowhead sold its ownership interest in Unidym to Wisepower, a Korean corporation, in January 2011. The consideration included $2.5 million in Wisepower stock, a convertible bond with a face value of $2.5 million, a percentage of certain revenue streams, as well as contingent payments up to $140 million based on revenue milestones over a ten-year period. The consideration received in the form of Wisepower stock has been liquidated. The consideration received in the form of a bond was held as a current asset as of December 31, 2012. The bond which bears no interest, became convertible on January 17, 2012, became redeemable on January 17, 2013, and becomes due on January 17, 2014.

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

NOTE 6. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note and at maturity. At December 31, 2012, The Note is reflected on the balance sheet at the maturity amount of $1,000,000 less a discount of $164,671. Also, as part of the acquisition of Roche Madison, Inc. in October 2011, the Company recorded as note payable of $50,000, which is due October 17, 2014 and is reflected in long-term liabilities on the Company’s balance sheet.

NOTE 7. STOCKHOLDERS’ EQUITY

At December 31, 2012, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At December 31, 2012, 15,644,158 shares of Common Stock were outstanding; no shares of Preferred Stock were outstanding. At December 31, 2012, 2,369,960 shares were reserved for issuance upon exercise of options granted, or available to grant under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan.

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

On August 10, 2012, the Company sold 2,260,869 units at a price of $2.76 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $3.25. Gross proceeds from the offering were $6.2 million excluding offering fees and expenses.

In December 2012, the Company sold 1,825,079 units at a price of $2.26 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock at an exercise price of $2.20. Gross proceeds from the offering were $4.1 million excluding offering fees and expenses.

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

The following table summarizes information about warrants outstanding at December 31, 2012:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	4.4
$20.00	386,400	0.6
$5.00	1,155,023	1.9
$5.09	461,024	1.9
$1.38	322,150	3.0
$4.16	1,000	4.0
$3.25	1,695,654	3.6
$2.20	912,543	5.0
$2.83	109,505	3.6

Total warrants outstanding	5,138,195

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

Facility and equipment rent expense, related to continuing operations, for the period ended December 31, 2012 and 2011 was $145,000 and $90,000, respectively. From inception to date, rent expense was $4,270,000.

As of December 31, 2012, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2013	$192,634
2014	256,846
2015	256,846
2016	256,846
2017	256,846
2018	256,846
2019 and thereafter	107,019
Less interest	(139,720)

Principal	1,444,161
Less current portion	(216,419)

Noncurrent portion	$1,227,743

As of December 31, 2012, future minimum lease payments due in fiscal years under operating leases are as follows:

2013	$270,056
2014	434,229
2015	445,921
2016	457,961
2017	470,154
2018	359,370
2019 and thereafter	125,415

Total	$2,563,106

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. Under the 2004 Equity Incentive Plan, 1,965,860 shares of Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of December 31, 2012, there were options granted and outstanding to purchase 152,900 and 1,510,694 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively, and 251,200 options outstanding that were issued outside of equity incentive plans, as inducement options to new employees hired in conjunction with the Company acquisition of its Madison research facility in October 2011.

During the three months ended December 31, 2012, 4,000 options were granted under the 2004 Equity Incentive Plan. All share and per share data in this footnote has been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2011	729,096	9.03
Granted	1,229,500	4.40
Cancelled	(42,919)	11.77
Exercised	(4,883)	5.20

Balance At September 30, 2012	1,910,794	$6.01
Granted	(4,000)	2.54
Cancelled	0	0
Exercised	0	0
Balance At December 31, 2012	1,914,794	$6.00	7.9 years	$—

Exercisable At December 31, 2012	887,102	$7.61	7.2 years	$—

Stock-based compensation expense for the three months ended December 31, 2012 and 2011 was $395,674 and $251,878, respectively. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead during the three months ended December 31, 2012 and 2011 is estimated at $6,023 and $1,392,584, respectively. The aggregate fair value of options granted by Calando during the three months ended December 31, 2012 and 2011 is estimated at $0 and $33,690, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2011 was $0, there were no options exercised during the three months ended December 31, 2012.

As of December 31, 2012, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $3,356,689 will be recognized in our results of operations over a weighted average period of 2.9 years. As of December 31, 2012, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $53,624 will be recognized in our results of operations over a weighted average period of 2.5 years.

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

	Three months ended December 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	0.7% to 1.0%	1.4% to 1.7%
Volatility	69%	100%
Expected life (in years)	5.5 to 6.25	6.25
Weighted average grant date fair value per share of options granted	$1.51	$3.71

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

The following table summarizes fair value measurements at December 31, 2012 and September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,931,032	$—	$—	$2,931,032
Marketable securities	$56,008	$—	$—	$56,008
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$1,490,584	$1,490,584
Contingent consideration	$—	$—	$173,621	$173,621

September 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,377,288	$—	$—	$3,377,288
Marketable securities	$106,500	$—	$—	$106,500
Derivative assets	$—	$—	$250,250	$250,250
Derivative liabilities	$—	$—	$647,213	$647,213
Contingent consideration	$—	$—	$173,621	$173,621

As part of the sale of proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. A portion of the bond is owed to a third party, as such the company records a derivative asset for the entire conversion feature and records a derivative liability for the portion related to the third party. The original fair value of the derivative relating to the third party was $26,310; the fair value at September 30, 2012 was $10,645, and the fair value at December 31, 2012 was $0. The Company has concluded that there is no value in the conversion feature of the bond, and has reduced the value of the derivative asset to zero at December 31, 2012. The loss from the change in value of the derivative asset, net of the derivative liability, for the three months ended December 31, 2012 was $239,605, and is reflected in the change in value of derivatives in the Company’s consolidated statement of operations.

During the three months ended December 31, 2012, the Company recorded a loss from the change in fair value of the derivative asset of $250,250. The assumptions used in valuing the derivative asset were as follows:

	December 31, 2012	September 30, 2012
Risk free interest rate	NA	0.23%
Expected life	0 Years	1.3 Years
Dividend yield	none	none
Volatility	72%	72%

The following is a reconciliation of the derivative asset:

Value at September 30, 2011	161,125
Receipt of instruments	—
Increase in value	89,125
Net settlements	—

Value at September 30, 2012	250,250
Receipt of instruments	—
Change in value	(250,250)
Net settlements	—

Value at December 31, 2012	$—

As part of the equity financing on June 17, 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 322,150 warrants were outstanding at December 31, 2012, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2010 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2010 Warrants, the exercise price of the 2010 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Similarly, as part of a financing on December 12, 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2012 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2012 Warrants, the exercise price of the 2012 Warrants would be reduced to the amount equal to the issuance price of the Common Stock.

As a result of these features, the 2010 Warrants and the 2012 Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the three months ended December 31, 2012, the Company recorded a non-cash gain from the change in fair value of the derivative liability of $274,451. The assumptions used in valuing the derivative liabilities were as follows:

2010 Warrants	December 31, 2012	September 30, 2012
Risk free interest rate	0.36%	0.31%
Expected life	3.0 Years	3.2 Years
Dividend yield	none	none
Volatility	69%	100%

2012 Warrants	December 31, 2012	September 30, 2012
Risk free interest rate	0.72%	N/A
Expected life	5.0 Years	N/A
Dividend yield	none	N/A
Volatility	69%	N/A

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2011	$907,233
Issuance of instruments	—
Change in value	(281,038)
Net settlements	—

Value at September 30, 2011	$626,195
Issuance of instruments	1,137,896
Change in value	(274,451)
Net settlements	—

Value at December 31, 2012	$1,489,640

In conjunction with the financing of Ablaris during the year ended September 30, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of shares of Arrowhead Common Stock based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold during the year ended September 30, 2011, and remain outstanding. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the three months ended December 31, 2012, the Company recorded a non-cash gain from the change in fair value of the derivative liability of $9,428. The assumptions used in valuing the derivative liability were as follows:

	December 31, 2012	September 30, 2012
Risk free interest rate	0.72%	0.62%
Expected life	5.0 Years	5.3 Years
Dividend yield	none	none
Volatility	69%	100%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2010	$—
Issuance of instruments	100,650
Change in value	(69,758)

Value at September 30, 2011	$30,892
Issuance of instruments	—
Change in value	(20,520)
Net settlements	—

Value at September 30, 2012	$10,372
Issuance of instruments	—
Change in value	(9,428)
Net settlements	—

Value at September 30, 2012	$944

During the year ended September 30, 2012, contingent consideration was recorded upon the acquisitions of Roche Madison, Inc. and Alvos Therapeutics, Inc., totaling $173,621. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. Estimating timing to complete the development, and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. There were no changes in contingent consideration fair value.

Value at September 30, 2011	$—
Purchase price contingent consideration	173,621
Contingent consideration payments	—
Change in fair value of contingent consideration	—

Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—

Value at December 31, 2012	$173,621

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

In August 2010, the Company retained Mr. Vincent Anzalone, the brother of Arrowhead’s Chief Executive Officer, as a consultant for the Company, focusing on business development and market analysis, with a monthly remuneration of $10,000 per month. Mr. Vincent Anzalone was paid $120,000 during the fiscal years ended September 30, 2012, and 2011. Mr. Vincent Anzalone was hired by the Company on October 1, 2012, at which point his consulting remuneration ended.

NOTE 12. SUBSEQUENT EVENTS

On January 24, 2013, the Company entered into an agreement to sell its $2.5 million note receivable from Wisepower (“The Wisepower Note”). As consideration for selling the Wisepower Note the Company received approximately $1.6 million worth of Wisepower common stock. Additionally, the terms of the agreement require that the Company receive additional shares of Wisepower stock on March 29, 2013, at which time the Company would deliver the Wisepower Note to the Purchaser. Total value of stock received for the note is expected to be approximately $2.5 million.

In January 2013, the Company sold 1,667,051 units at a price of $2.12 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock at an exercise price of $2.14. Gross proceeds from the offering were $3.5 million excluding offering fees and expenses.

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

Arrowhead’s wholly-owned subsidiary, Arrowhead Madison Inc., operates a lab facility in Madison, Wisconsin, supporting the company’s initiatives including the development of RNAi therapeutics. In addition to its wholly owned subsidiaries, Arrowhead Madison and Alvos Therapeutics, Arrowhead operates two majority owned subsidiaries, Calando, a leader in delivering small interfering RNAs for gene silencing, and Ablaris, an anti-obesity therapeutics company, and has minority investments in Nanotope, a regenerative medicine company and Leonardo, a multistage drug delivery company.

The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its subsidiaries. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment for the foreseeable future.

At December 31, 2012, the Company had cash on hand of approximately $2.9 million. Cash and cash equivalents decreased during the first three months of fiscal 2013 by $446,000 from $3.4 million at September 30, 2012.

During the three months ended December 31, 2012, cash used in operating activities was $3.8 million, which represents the on-going expenses for research and development activities, business development, and corporate overhead. Cash expenses were partially offset by cash received from revenues and other inflows of $0.3 million.

Cash provided by investing activities was $0.1 million, primarily related to proceeds from the disposition of fixed assets.

Cash provided by financing activities was $3.3 million, primarily related to cash received from the sale of Common Stock.

Recent Financing Activity:

On January 25, 2013, the Company sold 1.7 million units at a price of $2.12 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock, exercisable at $2.14. Gross proceeds from the offering were $3.5 million; net proceeds were $3.3 million after deducting commissions and other offering expenses.

On December 6, 2012, the Company sold 1.8 million units at a price of $2.26 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants is $2.12. Gross proceeds from the offering were $4.1 million, including a $500,000 promissory note due February 1, 2013. Net proceeds were approximately $3.6 million after deducting commissions and other offering expenses.

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

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement, together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the agreement. As of December 31, 2012, the Company had drawn $1 million from the facility. The use of this facility requires a minimum share price of $2.00, as defined in the agreement.

Although the Company has sources of liquidity, as described above, the Company anticipates that further equity financings, and/or asset sales and license agreements will be necessary to continue to fund operations in the future.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements. For further information, see Note 1, Organization and Basis of Presentation, to our Consolidated Financial Statements which outlines our application of significant accounting policies and new accounting standards.

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

Overview for the three months ended December 31, 2012

During the three months ended December 31, 2012, the Company continued its research and development efforts, in particular, its focus on advancing ARC-520, its next clinical candidate for treatment of hepatitis B virus (HBV). The Company has completed internal preclinical requirements and has initiated final IND-enabling steps, including GMP manufacturing and GLP toxicology.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $4,592,284 for the three months ended December 31, 2012, compared to a consolidated loss attributable to Arrowhead of $2,485,505 for the three months ended December 31, 2011. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $159,016 during the three months ended December 31, 2012, as compared to $23,958 during the quarter ended December 31, 2011. The revenue in 2012 was related to three license agreements related to technology acquired in conjunction with the acquisition of Roche Madison, Inc., totaling $44,000, as well as $115,000 in non-recurring services revenue. The revenue in 2011 was related to the two license agreements acquired in conjunction with the acquisition of Roche Madison, Inc. recognized for a partial period.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three months ended December 31, 2012 and 2011.

Salaries—Three months ended December 31, 2012 compared to the three months ended December 31, 2011

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions for Nanotope and Leonardo and charges fees for those services. The following table provides detail of salary and wage expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

(in thousands)

	Three months Ended December 31, 2012	% of Expense Category	Three months Ended December 31, 2011	% of Expense Category	Increase (Decrease)
					$	%
G&A—compensation-related	$717	44%	$593	45%	$124	21%
R&D—compensation-related	912	56%	728	55%	184	25%

Total	$1,629	100%	$1,321	100%	$308	23%

During the three months ended December 31, 2012, G&A compensation expense increased from $593,000 to $717,000. The Company added two management positions in 2012, a Vice President of Program Management and a Director of Finance/Investor Relations. R&D compensation expense increased from $728,000 to $912,000 due to employees hired in connection with our acquisition of the Madison research facility. The acquisition closed on October 21, 2011, accordingly, the prior period did not include a full quarter of R&D operations.

General & Administrative Expenses—Three months ended December 31, 2012 compared to the three months ended December 31, 2011

The following table provides detail of G&A expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

(in thousands)

	Three months Ended December 31, 2012	% of Expense Category	Three months Ended December 31, 2011	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$366	40%	$802	63%	$(436)	-54%
Patent expense	250	27%	221	17%	29	13%
Facilities and related	42	5%	26	2%	16	62%
Travel	99	11%	63	5%	36	57%
Business insurance	49	5%	50	4%	(1)	-2%
Communication and Technology	36	4%	46	4%	(10)	-22%
Office expenses	41	4%	32	3%	9	28%
Other	35	4%	27	2%	8	30%

Total	$918	100%	$1,267	100%	$(349)	-28%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $366,000 during the three months ended December 31, 2012, compared to $802,000 in the comparable prior period. The decrease primarily relates to certain fees and expenses associated with the acquisition of Roche Madison, Inc. incurred in the first quarter of fiscal 2011 which were not repeated in the current quarter.

Patent expense was $250,000 during the three months ended December 31, 2012, compared to $221,000 in the comparable prior period. Patent expense increased due to the increasing foreign patent applications associated with the patent portfolio of Arrowhead Madison. Other patent expenses include attorney fees for services related to the Company’s other intellectual property. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Facilities-related expense was $42,000 during the three months ended December 31, 2012, compared to $26,000 in the comparable prior period. Facilities expense increased due to the increase of lease costs as the Company moved from a temporary lower cost location to a new corporate office in August of 2012.

Travel expense was $99,000 during the three months ended December 31, 2012, compared to $63,000 in the comparable prior period. Travel expense increased due to travel related to fund raising efforts, investor relations meetings and business development by Company personnel. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations for other business initiatives and collaborations with other companies, and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $49,000 during the three months ended December 31, 2012, compared to $50,000 in the comparable prior period, essentially unchanged.

Communication and technology expense was $36,000 during the three months ended December 31, 2012 compared to $46,000 in the comparable prior period. The decrease was related to software maintenance costs at our Madison facility, primarily end-user software and software maintenance on laboratory computer software.

Office expense was $41,000 during the three months ended December 31, 2012 compared to $32,000 in the comparable prior period. The increase was related to higher costs associated with the new corporate headquarters, as well as increased costs at the Madison facility.

Research and Development Expenses – Three months ended December 31, 2012 compared to the three months ended December 31, 2011

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following table provides detail of research and development expenses for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.

(in thousands)

	Three months Ended December 31, 2012	% of Expense Category	Three months Ended December 31, 2011	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$284	18%	$245	32%	$39	16%
In vivo studies	362	23%	13	2%	349	NM
Drug Manufacturing	217	14%	80	10%	137	171%
Consulting	177	11%	154	20%	23	15%
License, royalty & milestones	28	1%	15	2%	13	87%
Laboratory supplies & services	235	15%	83	11%	152	183%
Facilities and related	191	12%	132	17%	59	45%
Sponsored research	72	5%	45	6%	27	60%
Other research expenses	11	1%	2	0%	9	450%

Total	$1,577	100%	$769	100%	$808	105%

NM = Not Meaningful

Outside labs and contract services expense was $284,000 during the three months ended December 31, 2012, compared to $245,000 in the comparable prior period. The increase was primarily related to study and analytic development costs for HBV candidate.

In vivo studies expense was $362,000 during the three months ended December 31, 2012, compared to $13,000 in the comparable prior year period. The current period expense relates to preclinical GLP toxicology program costs related to our HBV program.

Drug manufacturing expense was $217,000 during the three months ended December 31, 2012, compared to $80,000 in the comparable prior year period. Drug manufacturing costs during the current quarter related to manufacturing costs for clinical supplies for the HBV program. These costs are expected to accelerate over the next two quarters as the Company completes its manufacturing campaign related to supplies for the HBV clinical trial expected to begin by the end of 2013.

Consulting expense was $177,000 during the three months ended December 31, 2012, compared to $154,000 in the comparable prior period. The majority of consulting expense during the current quarter relates to clinical and regulatory consulting related to the Company’s HBV program. The costs in the prior period related to clinical consulting for our Cancer candidate, CALAA01. The Company expects consulting costs related to the HBV program to continue.

Licensing fees, royalty and milestones expense was $28,000 during the three months ended December 31, 2012, compared to $15,000 in the comparable prior period. Licensing fees, royalty and milestones expenses during the three months ended December 31, 2012 were primarily related to fees owed from existing contracts assumed as a result of our acquisition of our Madison facility, other expenses were related to fees owed to the University of Texas MD Anderson Cancer Center (UT-MDACC) related to the Company’s acquisition of Alvos Therapeutics in April 2012. During the three months ended December 31, 2011, a quarterly license fee of $15,000 was paid by Ablaris to UT-MDACC under a license agreement signed in December 2010. In fiscal 2012, Ablaris paid a milestone payment of $300,000, which payment was applied to the quarterly license payment due in the current quarter. The milestone payment will continue to be applied to quarterly license payments until such milestone payment has been fully applied.

Laboratory supplies and services expense was $235,000 during the three months ended December 31, 2012, compared to $83,000 in the comparable prior period. Laboratory supplies are used at our Madison research facility which was acquired on October 21, 2011. During the three months ended December 31, 2011, the Madison research facility was acquired and did not include a full three months of activity, and the facility was utilizing laboratory supplies on-hand at the time of the acquisition.

Facilities expense was $191,000 during the three months ended December 31, 2012, compared to $132,000 in the comparable prior period. Costs for rent, utilities and repairs and maintenance increased as the current quarter reflects a full three months of costs, while the prior period was a partial quarter as the acquisition of the Madison facility occurred on October 21, 2011.

Sponsored research expense was $72,000 during the three months ended December 31, 2012, compared to $45,000 in the comparable prior period. Sponsored research expense in both periods relates solely to work at the University of Cincinnati related to our obesity program. Such research expense is dependent upon studies undertaken, and vary based on needs of the program.

Stock-based compensation expense—Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Stock-based compensation expense, a noncash expense, was $396,000 during the three months ended December 31, 2012, compared to $252,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the completion of vesting of a number of stock options during the second half of fiscal 2012, compensation expense related to those awards ended. This was mostly offset by additional options granted to new and existing employees in fiscal 2012.

Depreciation and amortization expense—Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Depreciation and amortization expense, a noncash expense, was $450,000 during the three months ended December 31, 2012, compared to $454,000 during the comparable prior period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvement in Madison. The decrease in depreciation expense relates to lab equipment in Madison that became fully depreciated during fiscal 2012.

Other income (expense)—Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Other income was $29,000 during the three months ended December 31, 2012, compared to other income of $1,352,000 in the comparable prior period. The primary component of other income in the three months ended December 31, 2012 was the equity in loss of our unconsolidated affiliates, Nanotope and Leonardo in the amount of $64,000, representing on-going charges related to corporate services provided from Arrowhead, mostly offset by a noncash gain from the change in the value of derivative assets and liabilities. The primary component of other income during the three months ended December 31, 2011, was a noncash gain recorded upon the acquisition of Roche Madison, Inc. This gain was somewhat offset by a noncash loss from the equity investment in Nanotope of $107,000, the change in the value of derivatives, and realized and unrealized gains of marketable securities.

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

There have been no material changes to the risk factors included in our Annual Report of Form 10-K for the year ended September 30, 2012. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On January 24, 2013, the Company entered into an agreement to sell its $2.5 million note receivable from Wisepower (“The Wisepower Note”). As consideration for selling the Wisepower Note the Company received approximately $1.6 million worth of Wisepower common stock. Additionally, the terms of the agreement require that the Company receive additional shares of Wisepower stock on March 29, 2013, at which time the Company would deliver the Wisepower Note to the Purchaser. Total value of stock received for the note is expected to be approximately $2.5 million.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer