Form 10-Q
period 2013-03-31
ARROWHEAD RESEARCH CORP
filed 2013-05-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2013 was 31,305,317.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	September 30, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,313,483	$3,377,288
Trade receivable	—	9,375
Other receivables	—	9,930
Prepaid expenses and other current assets	426,398	618,130
Marketable securities	—	106,500
Note receivable, net	—	2,446,113

TOTAL CURRENT ASSETS	3,739,881	6,567,336

PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	323,376	323,376
Research equipment	3,186,601	3,319,027
Software	69,623	69,623
Leasehold improvements	2,749,409	2,749,409

	6,329,009	6,461,435
Less: Accumulated depreciation and amortization	(2,315,915)	(1,565,783)

PROPERTY AND EQUIPMENT, NET	4,013,094	4,895,652

OTHER ASSETS
Patents and other intangible assets, net	4,636,339	4,784,569
Derivative asset and other non-current assets	30,011	280,261

TOTAL OTHER ASSETS	4,666,350	5,064,830

TOTAL ASSETS	$12,419,325	$16,527,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$871,707	$877,986
Accrued expenses	823,517	730,775
Accrued payroll and benefits	1,222,573	1,127,219
Deferred revenue	65,625	37,500
Derivative liabilities	2,535,910	647,213
Capital lease obligation	218,048	214,801
Notes payable	880,239	100,000
Other current liabilities	546,407	1,592,394

TOTAL CURRENT LIABILITIES	7,164,026	5,327,888

LONG-TERM LIABILITIES
Notes payable, net of current portion	50,000	839,421
Capital lease obligation, net of current portion	1,172,616	1,282,458
Other non-current liabilities	272,179	269,142

TOTAL LONG-TERM LIABILITIES	1,494,795	2,391,021

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 17,042,764 and 13,579,185 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	109,402	108,354
Additional paid-in capital	151,573,260	145,917,968
Subscription receivable	—	(1,016,000)
Accumulated deficit during the development stage	(146,369,775)	(134,997,680)

Total Arrowhead Research Corporation stockholders’ equity	5,312,887	10,012,642
Noncontrolling interest	(1,552,383)	(1,203,733)

TOTAL STOCKHOLDERS’ EQUITY	3,760,504	8,808,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,419,325	$16,527,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	May 7, 2003 (Inception) to March 31, 2013
REVENUE	$43,750	$31,250	$202,766	$55,208	$4,341,600

OPERATING EXPENSES
Salaries and payroll-related costs	1,725,176	2,017,064	3,354,599	3,337,757	29,746,729
General and administrative expenses	779,970	930,914	1,697,646	2,197,824	33,050,861
Research and development	2,125,019	1,358,691	3,701,685	2,127,765	46,320,433
Stock-based compensation	355,108	169,390	750,782	421,268	14,332,250
Depreciation and amortization	448,765	423,948	898,362	878,391	8,307,648

TOTAL OPERATING EXPENSES	5,434,038	4,900,007	10,403,074	8,963,005	131,757,921

OPERATING LOSS	(5,390,288)	(4,868,757)	(10,200,308)	(8,907,797)	(127,416,321)

OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(157,612)	(64,261)	(221,169)	(170,788)	(1,184,576)
Impairment of investment in unconsolidated affiliates	—	—	—	—	(1,642,775)
Gain on purchase of Roche Madison	—	—	—	1,576,107	1,576,107
Gain (loss) on sale of fixed assets, net	(54,932)	(33,484)	(36,440)	(33,484)	(1,242,905)
Realized and unrealized gain (loss) in marketable securities	—	—	—	(58,091)	62,954
Interest income (expense), net	(27,567)	5,015	(20,151)	12,890	2,730,293
Change in value of derivatives	(29,403)	(622,145)	14,873	(689,048)	3,296,277
Gain on sale of stock in subsidiary	—	—	—	—	2,292,800
Other income (expense)	(1,279,881)	—	(1,257,196)	—	(1,007,196)

TOTAL OTHER INCOME (EXPENSE)	(1,549,395)	(714,875)	(1,520,083)	637,586	4,880,979

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,939,683)	(5,583,632)	(11,720,391)	(8,270,211)	(122,535,342)

Provision for income taxes	—	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(6,939,683)	(5,583,632)	(11,720,391)	(8,270,211)	(122,535,342)

Income (loss) from discontinued operations	(336)	(483)	(354)	(702)	(47,546,996)
Gain on disposal of discontinued operations	—	—	—	—	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(336)	(483)	(354)	(702)	(42,838,408)

NET LOSS	(6,940,019)	(5,584,115)	(11,720,745)	(8,270,913)	(165,373,750)

Net (income) loss attributable to noncontrolling interests	182,082	248,882	348,650	450,176	19,167,935

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(6,757,937)	$(5,335,233)	$(11,372,095)	$(7,820,737)	$(146,205,815)

Earnings per share - basic and diluted:
Loss from continuing operations attributable to Arrowhead common shareholders	$(0.41)	$(0.50)	$(0.74)	$(0.75)
Income from discontinued operations attributable to Arrowhead common shareholders	—	—	—	—

Net loss attributable to Arrowhead shareholders	$(0.41)	$(0.50)	$(0.74)	$(0.75)

Weighted average shares outstanding - basic and diluted	16,461,693	10,663,869	15,272,703	10,390,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through March 31, 2013

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription	Accumulated Deficit during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	interest	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	3,000	—	—	—	—	—	—	3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680	—	—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)

Balance at September 30, 2003	468,000	4,680	—	—	1,510,320	—	(95,238)	—	1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	13,645	—	—	12,059,997	—	(2,624,192)	1,777,699	11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	27,997	—	—	35,578,580	—	(9,479,110)	1,899,190	28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock and warrants issued @ $35.00 per unit	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,536	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	34,156	—	—	59,113,369	—	(28,476,319)	934,438	31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock and warrants issued @ $57.80 per unit	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	38,622	—	—	84,672,783	—	(58,407,437)	152,609	26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock and warrants issued at approximately $18.00 per unit	386,399	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50 per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	42,950	—	—	97,756,126	—	(85,496,467)	—	12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock and warrants issued @ $3.00 per unit	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)

Balance at September 30, 2009	5,641,177	56,428	—	—	110,070,327	(300,000)	(104,968,819)	—	4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock and warrants issued @ $6.34 per unit	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock and warrants issued @ $13.12 per unit	659,299	6,593	—	—	3,692,078	—	—	—	3,698,671
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,250	—	—	1,063,600	—	—	200	1,066,050
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	71,734	—	—	119,716,834	—	(110,742,867)	(967,406)	8,078,295
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	—	—	4,629,110	—	—	—	4,643,684
Issuance of Common Stock for Subscription			—	—	900,000	(900,000)			—
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,422	—	$—	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	12,564,167

Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	1,241,404	—	—	—	1,241,404
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	(100,000)	—	—	425,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,241,000		—	—	2,247,750
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued @ $6.23 per share	83,211	83	—	—	499,918	—	—	—	500,001
Common stock issued @ $5.11 per share	97,831	98	—	—	499,904	—	—	—	500,002
Common stock and warrants issued @ $2.76 per unit	2,260,869	2,261	—	—	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisitions	1,217,159	9,332	—	—	6,138,498	—	—	—	6,147,830
Fractional shares redeemed in reverse stock split	(131)	—	—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	—	—	—	1,015,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	—	—	—	—
Exercise of Calando stock options	—	—	—	—	—	—	—	8,000	8,000
Exercise of warrants	15,511	16	—	—	50,390	—	—	—	50,406
Net loss for the year ended September 30, 2012	—	—	—	—	—	—	(21,125,928)	(984,795)	(22,110,723)

Balance at September 30, 2012	13,579,185	$108,354	—	$—	$145,917,968	$(1,016,000)	$(134,997,680)	$(1,203,733)	$8,808,909

Stock-based compensation	—	—	—	—	750,782	—	—	—	750,782
Subscription payment	—	—	—	—	—	16,000	—	—	16,000
Subscription reversal	(268,445)	(2,685)	—	—	(997,315)	1,000,000	—	—	—
Common stock and warrants issued @ $2.26 per unit	1,825,079	1,826	—	—	2,676,747	—	—	—	2,678,573
Common stock and warrants issued @ $2.12 per unit	1,667,051	1,667	—	—	2,239,269	—	—	—	2,240,936
Common stock issued @ $4.49 per share to Roche	239,894	240	—	—	985,809	—	—	—	986,049
Net loss for the six months ended March 31, 2013	—	—	—	—	—	—	(11,372,095)	(348,650)	(11,720,745)

Balance at March 31, 2013	17,042,764	$109,402	—	$—	$151,573,260	$—	$(146,369,775)	$(1,552,383)	$3,760,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	May 7, 2003 (Date of inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,720,745)	$(8,270,913)	$(165,373,750)
Net (income) loss attributable to noncontrolling interests	348,650	450,176	19,167,935

Net income (loss) attributable to Arrowhead	(11,372,095)	(7,820,737)	(146,205,815)
(Income) loss from discontinued operations	354	702	42,838,408
Realized and unrealized (gain) loss on investments	—	58,091	(762,954)
Charge for bad debt allowance	—	—	2,497,300
(Gain) loss from sale of subsidiary	—	—	(306,344)
(Gain) loss on purchase of Roche Madison	—	(1,576,107)	(1,576,107)
(Gain) loss on disposal of fixed assets	36,439	33,484	1,242,904
Stock issued for professional services	—	—	741,632
Change in value of derivatives	(14,873)	689,048	(3,296,277)
Purchased in-process research and development	—	—	15,851,555
Stock-based compensation	750,782	421,268	14,332,250
Depreciation and amortization	898,362	878,391	8,307,648
Amortization (accretion) of note discounts, net	36,931	6,285	38,383
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Write down of Note Receivable	1,279,882	—	2,922,657
Equity in income (loss) of unconsolidated affiliates	221,169	170,788	1,184,576
Noncontrolling interest	(348,650)	(450,176)	(19,167,935)
Changes in operating assets and liabilities:
Receivables	9,375	149,570	109,415
Other receivables	1,080	(698,224)	(2,542,062)
Prepaid expenses	191,733	(185,341)	(289,366)
Other current assets	(214,318)	—	(378,073)
Accounts payable	(6,279)	224,495	492,031
Accrued expenses	199,242	398,787	920,151
Other liabilities	26,516	837,234	1,156,677

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(8,304,350)	(6,862,442)	(84,182,146)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property and equipment	(31,468)	(277,240)	(4,076,777)
Proceeds from sale of investments	1,160,181	509,009	4,473,790
Proceeds from sale of fixed assets	129,454	6,528	562,141
Cash transferred in acquisitions/divestitures	—	100,035	(1,579,365)
Purchase of marketable securities - US Treasury Bills	—	—	(18,575,915)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of marketable securities - US Treasury Bills	—	—	18,888,265
Proceeds from sale of subsidiaries	—	—	359,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	1,258,167	338,332	(2,071,559)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(106,595)	(91,598)	(303,201)
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	—	8,000	20,902,100
Proceeds from issuance of common stock and warrants, net	7,089,327	2,696,333	113,342,338

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	6,982,732	2,612,735	136,457,704

Cash flows from discontinued operations:
Operating cash flows	(354)	(902)	(46,004,141)
Investing cash flows	—	—	790,625
Financing cash flows	—	—	(1,677,000)

Net cash provided by (used in) discontinued operations:	(354)	(902)	(46,890,516)

NET INCREASE (DECREASE) IN CASH	(63,805)	(3,912,277)	3,313,483

CASH AT BEGINNING OF PERIOD	3,377,288	7,507,389	—

CASH AT END OF PERIOD	$3,313,483	$3,595,112	$3,313,483

Supplementary disclosures:
Interest paid	$21,828	$22,853	$302,516
Taxes paid	$—	$—	$742,500

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”) , Alvos Therapeutics, Inc. (“Alvos”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), Agonn Systems, Inc. (“Agonn”), and Tego Biosciences Corporation (“Tego”) as well as, where applicable, our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, (4) the term “Minority Investment” refers to Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “stockholder(s)” refers to the holders of Arrowhead Common Stock.

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

Financing and Liquidity

The Company has historically financed its operations through the sale of equity securities of Arrowhead or its Subsidiaries. Development activities have required significant capital investment since the Company’s inception and we expect our current operations to continue to require cash investment in fiscal 2013 and beyond to continue development.

At March 31, 2013, the Company had $3.3 million in cash to fund operations. During the six months ended March 31, 2013, the Company’s cash position remained relatively constant. During the six months ended March 31, 2013, the Company received $7.2 million from the issuance of equity, net of fees. Other cash collections were $1.6 million. The company had cash outflow of $8.8 million related to its continuing operating activities.

In September 2011, the Company entered into an equity line facility whereby it has the ability to draw capital up to $15 million, subject to certain provisions, including maintaining a minimum stock price of $2.00 per share. During fiscal 2012, the Company drew $1 million from this facility. During fiscal 2013, the Company has not made any draws on this facility.

In December 2012, the Company sold 1.8 million units at a price of $2.26 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants was $2.12 as of March 31, 2013, subsequently adjusted to $1.83. Proceeds net of expenses from the offering were $3.9 million.

In January 2013, the Company sold 1.7 million units at a price of $2.12 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants was $2.14 as of March 31, 2013, subsequently adjusted to $1.83. Proceeds net of expenses from the offering were $3.3 million.

In May 2013, the Company sold 14.3 million shares of Arrowhead common stock at a price of $1.83 per share, and 9,900 shares of Arrowhead series B convertible preferred stock at a price of $1,000 per share. The series B preferred stock is convertible into common stock at a conversion price of $1.83. Gross proceeds were $36 million.

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

Reverse Stock Split

As of November 17, 2011, the Company effected a 1 for 10 reverse stock split. As a result of the reverse stock split, each ten shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse stock split were combined into one share of Common Stock. Also, as a result of the reverse stock split, the per share exercise price, and the number of shares of Common Stock underlying Company stock options, warrants, and any Common Stock based equity grants outstanding immediately prior to the reverse stock split was proportionally adjusted, based on the one-for-ten split ratio, in accordance with the terms of such options, warrants or other Common Stock based equity grants as the case may be. No fractional shares of Common Stock were issued in connection with the reverse split. Stockholders received a cash payment in lieu of any fractional shares. All share and per share amounts in these financial statements have been retrospectively adjusted to reflect the reverse stock split. Unless otherwise noted, all impacted information has been retroactively adjusted to reflect this reverse stock split.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011- 04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

NOTE 2. NOTE RECEIVABLE

As part of the proceeds from the sale of Unidym in January 2011, Arrowhead received a Note Receivable from Wisepower (the “Wisepower Note”) in the face amount of $2.5 million. On January 24, 2013, the Company entered into an agreement to sell the Wisepower Note. As consideration for selling the Wisepower Note the Company received 1,570,000 shares of Wisepower stock, (the “First Tranche”). Per the terms of the agreement, the Company was entitled to receive additional consideration (the “Second Tranche”) based on the proceeds realized from the First Tranche, at which time the Company would deliver the Wisepower Note to the Purchaser.

During the three months ended March 31, 2013, the Company sold 1,170,000 shares of Wisepower from the First Tranche, and realized approximately $1.2 million in proceeds prior to a trading halt of Wisepower stock on March 22, 2013. As of May 6, 2013 the trading of Wisepower stock had not resumed. It is unclear whether trading will resume and whether the Company will receive any further proceeds from the sale of Wisepower stock, and whether the Company will receive the Second Tranche. Accordingly, the remaining 400,000 shares of Wisepower stock have been recorded at no value. The Company recorded the $1.2 million proceeds realized from sales of shares from the First Tranche against the $2.5 million value of the Wisepower Note, and has recorded a reserve for the balance of the Wisepower Note in the amount of approximately $1.3 million. The Company is pursuing its rights under the applicable agreements.

NOTE 3. ACQUISITIONS

Roche Madison

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 901,702 shares of Common Stock. Subsequently, pursuant to the RNAi Purchase Agreement, the Company issued an additional 239,894 shares of Common Stock. The acquisition provided additional technology, particularly related to RNAi delivery, and provided a state-of-the-art lab facility.

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

NOTE 4. INTANGIBLE ASSETS

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

The license agreements are being amortized over the estimated life remaining at the time of acquisition which was 4 years. Patents are amortized over a period of three years to twenty years. The weighted average original amortization period is twelve years. Amortization of license agreements and patents is expected to be approximately $148,000 for the balance of fiscal year 2013, and $300,000 for fiscal years 2014, and 2015, $250,000 in 2016, $240,000 in 2017 and $280,000 thereafter.

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

The below table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2011	$0	$1,731,211	$1,731,211
Additions - Madison acquisition	944,935	230,000	1,174,935
Additions - Alvos acquisition	2,172,387	0	2,172,387
Amortization	0	(293,964)	(293,964)

Balance at September 30, 2012	$3,117,322	$1,667.247	$4,784,569
Amortization	0	(148,230)	(148,230)

Balance at March 31, 2013	$3,117,322	$1,519.017	$4,636,339

NOTE 5. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison, Inc. and Alvos Therapeutics, Inc., Arrowhead also maintains majority ownership in Calando Pharmaceuticals, Ablaris Therapeutics, Inc., and a minority investment in Leonardo Biosystems, Inc.

Calando Pharmaceuticals, Inc.

Calando is a clinical stage RNAi therapeutics company. On April 17, 2008, Calando merged with and into Insert, with Insert as the surviving company.

In January 2011, Arrowhead invested $9.1 million, through a cash investment of $1.0 million and the conversion of $8.1 million intercompany debt, acquiring newly issued Calando Series B and Series C preferred stock.

As of March 31, 2013, Calando owed to Arrowhead $3.9 million under a series of 8% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of March 31, 2013, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

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

As of March 31, 2013, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Nanotope, Inc.

Nanotope has ceased all operations and will be dissolved.

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of March 31, 2013, Leonardo owed to Arrowhead $698,000, included in other receivables. The Company has provided a full reserve against the receivable from Leonardo. As of March 31, 2013, Arrowhead’s ownership interest in Leonardo was 3%.

NOTE 6. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment upon certain events as defined in the note and at maturity. At March 31, 2013, the Note is reflected on the balance sheet at the maturity amount of $1,000,000 less a discount of $119,761.

Also, as part of the acquisition of Roche Madison, Inc. in October 2011, the Company recorded a note payable of $50,000, which is due October 17, 2014 and is reflected in long-term liabilities on the Company’s balance sheet.

NOTE 7. STOCKHOLDERS’ EQUITY

At March 31, 2013, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At March 31, 2013, 17,042,764 shares of Common Stock were outstanding; no shares of Preferred Stock were outstanding. At March 31, 2013, 3,369,960 shares were reserved for issuance upon exercise of options granted or available to grant under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan.

On September 30, 2011, the Company sold 1,458,917 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.5 million; the balance of $1 million was recorded as subscription receivable. As of March 31, 2013, the subscription receivable had not been received, and it is not expected to be received. During the quarter ended March 31, 2013, the Company reversed the subscription receivable. On October 4, 2011, the Company completed a second closing of the offering in which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the Purchase Agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of March 31, 2013, the Company had drawn $1 million from the facility.

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

In December 2012, the Company sold 1,825,079 units at a price of $2.26 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. Gross proceeds from the offering were $4.1 million excluding offering fees and expenses. The exercise price of these warrants was $2.12 as of March 31, 2013.

In January 2013, the Company sold 1,667,051 units at a price of $2.12 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. Gross proceeds from the offering were $3.5 million excluding offering fees and expenses. The exercise price of these warrants was $2.14 as of March 31, 2013.

In May 2013, the Company sold 14.3 million shares of Arrowhead common stock at a price of $1.83 per share and 9,900 shares of Arrowhead series B convertible preferred stock at a price of $1,000 per share. The series B preferred stock is convertible into common stock at a conversion price of $1.83. Gross proceeds were $36 million. No warrants were issued in the May 2013 financing.

The following table summarizes information about warrants outstanding at March 31, 2013:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	4.1
$20.00	386,400	0.4
$5.00	1,155,023	1.7
$5.09	461,024	1.7
$1.38	322,150	2.7
$4.16	1,000	3.7
$3.25	1,695,654	3.4
$2.12	987,543	4.7
$2.83	79,013	3.4
$2.14	833,530	4.8
$2.65	39,301	3.4

Total warrants outstanding	6,055,535

NOTE 8. LEASES

The Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $22,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $13,000 per month. Utilities costs are approximately $16,000 per month. Including monthly payments recorded under a capital lease of approximately $21,000, total monthly costs are approximately $72,000 per month. The Company’s corporate headquarters are located in Pasadena, California; Rental expense is approximately $13,000 per month.

Facility and equipment rent expense, related to continuing operations, for the six months ended March 31, 2013 and 2012 was $281,000 and $214,000, respectively. From inception to date, rent expense was $4,407,000.

As of March 31, 2013, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2013	$128,423
2014	256,846
2015	256,846
2016	256,846
2017	256,846
2018	256,846
2019 and thereafter	107,020
Less interest	(129,006)

Principal	1,390,665
Less current portion	(218,048)

Noncurrent portion	$1,172,616

As of March 31, 2013, future minimum lease payments due in fiscal years under operating leases are as follows:

2013	$182,899
2014	434,229
2015	445,921
2016	457,961
2017	470,154
2018	359,370
2019 and thereafter	125,415

Total	$2,475,949

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. Under the 2004 Equity Incentive Plan, 1,965,860 shares of Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of March 31, 2013, there were options granted and outstanding to purchase 152,900 and 1,585,694 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively, and 251,200 options outstanding that were issued outside of equity incentive plans, as inducement options to new employees hired in conjunction with the Company acquisition of its Madison research facility in October 2011.

During the six months ended March 31, 2013, 79,000 options were granted under the 2004 Equity Incentive Plan. The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2011	729,096	9.03
Granted	1,229,500	4.40
Cancelled	(42,919)	11.77
Exercised	(4,883)	5.20

Balance At September 30, 2012	1,910,794	$6.01
Granted	79,000	2.20
Cancelled	0	0
Exercised	0	0
Balance At March 31, 2013	1,989,794	$5.86	7.8 years	$800

Exercisable At March 31, 2013	1,037,989	$7.24	6.7 years	$—

Stock-based compensation expense for the six months ended March 31, 2013 and 2012 was $750,782 and $486,152, respectively. There is no income tax benefit as the company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead during the six months ended March 31, 2013 and 2012 is estimated at $103,293 and $3,505,912, respectively. The aggregate fair value of options granted by Calando during the six months ended March 31, 2013 and 2011 is estimated at $0 and $33,690, respectively.

The intrinsic value of the options exercised during the six months ended March 31, 2012 was $0, there were no options exercised during the six months ended March 31, 2013.

As of March 31, 2013, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $3,108,499 will be recognized in our results of operations over a weighted average period of 2.7 years. As of March 31, 2013, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $45,478 will be recognized in our results of operations over a weighted average period of 2.4 years.

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

	Six months ended March 31,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	0.7% to 1.25%	0.9% to 1.7%
Volatility	69%	90% to 100%
Expected life (in years)	5.5 to 6.25	5.5 to 6.25
Weighted average grant date fair value per share of options granted	$1.31	$3.79

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

Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table summarizes fair value measurements at March 31, 2013 and September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,313,310	$—	$—	$3,313,310
Marketable securities	$—	$—	$—	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$2,535,910	$2,535,910
Contingent consideration	$—	$—	$173,621	$173,621

September 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,377,288	$—	$—	$3,377,288
Marketable securities	$106,500	$—	$—	$106,500
Derivative assets	$—	$—	$250,250	$250,250
Derivative liabilities	$—	$—	$647,213	$647,213
Contingent consideration	$—	$—	$173,621	$173,621

As part of the proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. During the quarter ended March 31, 2013, the trading of Wisepower stock was halted. The Company determined that the probability of realizing value from the conversion feature was remote, and the derivative asset value has been reduced to zero.

During the six months ended March 31, 2013, the Company recorded a loss from the change in fair value of the derivative asset of $250,250. The assumptions used in valuing the derivative asset were as follows:

	March 31, 2013	September 30, 2012
Risk free interest rate	NA	0.23%
Expected life	0 Years	1.3 Years
Dividend yield	none	none
Volatility	72%	72%

The following is a reconciliation of the derivative asset:

Value at September 30, 2011	161,125
Receipt of instruments	—
Increase in value	89,125
Net settlements	—

Value at September 30, 2012	250,250
Receipt of instruments	—
Change in value	(250,250)
Net settlements	—

Value at March 31, 2013	$—

As part of the equity financing on June 17, 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 322,150 warrants were outstanding at March 31, 2013, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2010 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2010 Warrants, the exercise price of the 2010 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Similarly, as part of a financing on December 12, 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2012 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2012 Warrants, the exercise price of the 2012 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Further, as part of a financing on January 25, 2013, Arrowhead issued warrants to acquire up to 833,530 shares of Common Stock (the “2013 Warrants”) which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2013 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2013 Warrants, the exercise price of the 2013 Warrants would be reduced to the amount equal to the issuance price of the Common Stock.

As a result of these features, the 2010 Warrants, the 2012 Warrants, and the 2013 Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the six months ended March 31, 2013, the Company recorded a non-cash gain from the change in fair value of the derivative liability of $244,801. The assumptions used in valuing the derivative liabilities were as follows:

2010 Warrants	March 31, 2013	September 30, 2012
Risk free interest rate	0.36%	0.31%
Expected life	2.7 Years	3.2 Years
Dividend yield	none	none
Volatility	69%	100%

2012 Warrants	March 31, 2013	September 30, 2012
Risk free interest rate	0.77%	N/A
Expected life	4.7 Years	N/A
Dividend yield	none	N/A
Volatility	69%	N/A

2013 Warrants	March 31, 2013	September 30, 2012
Risk free interest rate	0.77%	N/A
Expected life	4.8 Years	N/A
Dividend yield	none	N/A
Volatility	69%	N/A

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2011	$907,233
Issuance of instruments	—
Change in value	(281,038)
Net settlements	—

Value at September 30, 2012	$626,195
Issuance of instruments	1,137,896
Issuance of instruments	1,015,923
Change in value	(244,801)
Net settlements	—

Value at March 31, 2013	$2,535,213

In conjunction with the financing of Ablaris during the year ended September 30, 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of shares of Arrowhead Common Stock based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares. This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold during the year ended September 30, 2011, and remain outstanding. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the six months ended March 31, 2013, the Company recorded a non-cash gain from the change in fair value of the derivative liability of $9,675. The assumptions used in valuing the derivative liability were as follows:

	March 31, 2013	September 30, 2012
Risk free interest rate	0.72%	0.62%
Expected life	4.8 Years	5.3 Years
Dividend yield	none	none
Volatility	69%	100%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2010	$—
Issuance of instruments	100,650
Change in value	(69,758)

Value at September 30, 2011	$30,892
Issuance of instruments	—
Change in value	(20,520)
Net settlements	—

Value at September 30, 2012	$10,372
Issuance of instruments	—
Change in value	(9,675)
Net settlements	—

Value at March 31, 2013	$697

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

Value at September 30, 2011	$—
Purchase price contingent consideration	173,621
Contingent consideration payments	—
Change in fair value of contingent consideration	—

Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—

Value at March 31, 2013	$173,621

The carrying amounts of the Company’s other financial instruments, which include accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to the relatively short-term nature of these instruments. The carrying value of the Company’s debt obligations approximates fair value based on market interest rates.

NOTE 11. SUBSEQUENT EVENTS

On April 29, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 14,262,553 shares of common stock, $0.001 par value per share (the “Shares”), at a purchase price of $1.83 per share, and 9,900 shares of Series B Convertible Preferred Stock (the “Preferred Shares”), at a purchase price of $1,000 per share. The Preferred Shares are convertible into shares of common stock at a conversion price of $1.83 per share of common stock. The aggregate purchase price paid by the Purchasers for the Shares and Preferred Shares was $36,000,472 and the Company received net proceeds of approximately $35,350,000, after advisory fees and offering expenses. The closing of the offering occurred on May 3, 2013.

The Securities Purchase Agreement requires the Company to register the resale of the Shares and the Common Stock underlying the Preferred Shares (the “Conversion Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 30 days of the closing of the offering, and to use commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing date if there is no review by the Securities and Exchange Commission, and within 120 days of the closing date in the event of such review. Should the Company fail to file the registration statement as required by the SPA, fail to obtain effectiveness of such registration statement as required by the SPA, or fail to maintain such effectiveness as required by the SPA, the Company is subject to cash penalties during the time period of such failures up to 10% of the aggregate purchase price.

The Preferred Shares are convertible at the option of the stockholder into the number of shares of common stock determined by dividing the value of the Preferred Shares being converted by the conversion price of $1.83, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. The Company will not effect any conversion of the Preferred Shares, and a stockholder shall not have the right to convert any portion of the Preferred Shares, to the extent that, after giving effect to the conversion such stockholder would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Preferred Shares held by the applicable stockholder. The Preferred Shares are eligible to vote with the common stock of the Company on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the common stock, when, and if declared. In any liquidation or dissolution of the Company, the Preferred Shares are entitled to participate in the distribution of assets, to the extent legally available for distribution, on a pari passu basis with the common stock.

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

Overview

Arrowhead Research Corporation is a nanomedicine company developing innovative therapies at the interface of biology and nanoengineering to cure disease and improve human health. Arrowhead has one of the most advanced and broadest technology platforms for therapeutics based on RNA interference (RNAi), including access to several different RNAi delivery systems and small interfering RNA (siRNA) structures in commercial development for RNAi therapeutics. This broad technology platform enables optimization of siRNA therapeutic candidates for delivery based on siRNA chemistry, tissue type, disease state, target gene and siRNA type and chemistry on a target-by-target basis. Through its acquisition of Alvos Therapeutics, Arrowhead has access to a large platform of proprietary human-derived homing peptides and the method for their discovery. These targeting peptide sequences can be linked to our siRNA delivery vehicles as well as to traditional small molecule drugs to preferentially shuttle them into target cells. Arrowhead is leveraging its in-house R&D expertise and capabilities, as well as a broad intellectual property portfolio for RNAi therapeutics, and RNAi and peptide delivery vehicles and targeting methods to seek development partnerships with other pharmaceutical and biotech companies committed to bringing RNAi therapeutics to market, as well as continuing the preclinical and clinical development of its own clinical candidates. Arrowhead’s non-RNAi development programs include a therapeutic candidate for the potential treatment of obesity.

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

At March 31, 2013, the Company had $3.3 million in cash to fund operations. During the six months ended March 31, 2013, the Company’s cash position remained relatively constant. The Company received $7.1 million from the issuance of equity, net of fees. Other cash collections were $1.5 million. The company had cash outflow of $8.7 million related to its continuing operating activities.

During the six months ended March 31, 2013, cash used in operating activities was $8.3 million, which represents the on-going expenses for research and development activities, business development, and corporate overhead. Cash expenses were partially offset by cash received from revenues and other inflows of $0.4 million.

Cash provided by investing activities was $1.3 million, primarily related to proceeds from the sales of investments.

Cash provided by financing activities was $7.0 million, primarily related to cash received from the sale of Common Stock.

Recent Financing Activity:

In May 2013, the Company sold 14.3 million shares of Arrowhead common stock at a price of $1.83 per share, and 9,900 shares of Arrowhead series B convertible preferred stock at a price of $1,000 per share. The series B preferred stock is convertible into common stock at a conversion price of $1.83. Gross proceeds were $36 million.

On January 25, 2013, the Company sold 1.7 million units at a price of $2.12 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants was $2.14 as of March 31, 2013. Gross proceeds from the offering were $3.5 million; net proceeds were $3.3 million after deducting commissions and other offering expenses.

On December 6, 2012, the Company sold 1.8 million units at a price of $2.26 per unit in a public offering. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The exercise price of these warrants was $2.12 as of March 31, 2013. Gross proceeds from the offering were $4.1 million; net proceeds were $3.9 million after deducting commissions and other offering expenses.

On August 10, 2012, the Company sold 2.3 million units at a price of $2.76 per unit in a registered offering to institutional and individual investors. Each unit consisted of one share of Common Stock and a warrant to purchase 0.75 share of Common Stock exercisable at $3.25 per share. Gross proceeds from the offering were approximately $6.2 million, with net proceeds of $5.8 million after deducting commissions and other offering expenses.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement, together with a registration rights agreement, whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the agreement. Additionally, the Company filed a registration statement with the U.S. Securities & Exchange Commission covering the resale of the shares that may be issued to LPC under the agreement. On January 30, 2012, the SEC declared the registration statement effective for the resale of such shares. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the agreement. As of March 31, 2013, the Company had drawn $1 million from the facility. The use of this facility requires a minimum share price of $2.00, as defined in the agreement.

Although the Company has sources of liquidity, as described above, the Company anticipates that further equity financings, and/or license agreements, or other sources of revenue, will be necessary to continue to fund operations in the future.

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

Overview for the six months ended March 31, 2013

During the six months ended March 31, 2013, the Company continued its research and development efforts, in particular, its focus on advancing ARC-520, its next clinical candidate for treatment of chronic hepatitis B virus (HBV). The Company has completed internal preclinical requirements and final IND-enabling steps, including GMP manufacturing and GLP toxicology, are in process.

Results of Operations

The Company had consolidated loss attributable to Arrowhead of $11,372,095 for the six months ended March 31, 2013, compared to a consolidated loss attributable to Arrowhead of $7,820,737 for the six months ended March 31, 2012. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $202,766 during the six months ended March 31, 2013, as compared to $55,208 during the six months ended March 31, 2012. The revenue in fiscal 2013 was related to three license agreements related to technology acquired through the acquisition of Roche Madison, Inc., totaling $87,500, as well as $115,266 in non-recurring services revenue. The revenue in fiscal 2012 was related to the two license agreements acquired through the acquisition of Roche Madison, Inc.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and six months ended March 31, 2013 and 2012.

Salaries – Three and six months ended March 31, 2013 compared to the three and six months ended March 31, 2012

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions Leonardo and charges fees for those services. The following tables provide detail of salary and wage expenses for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012.

(in thousands)
	Three months Ended March 31, 2013	% of Expense Category	Three months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
G&A - compensation-related	$785	46%	$1,124	56%	$(339)	-30%
R&D - compensation-related	940	54%	893	44%	47	5%

Total	$1,725	100%	$2,017	100%	$(292)	-14%

	Six months Ended March 31, 2013	% of Expense Category	Six months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
G&A - compensation-related	$1,503	45%	$1,717	51%	$(214)	-12%
R&D - compensation-related	1,852	55%	1,621	49%	231	14%

Total	$3,355	100%	$3,338	100%	$17	1%

G&A compensation expense was $785,000 during the three months ended March 31, 2013, compared to $1,124,000 in the comparable prior period. During the three months ended March 31, 2012, the Company recorded bonus expense of $518,000, which was not repeated in 2013. This was somewhat offset by higher salaries on higher headcount, and lower salary allocation to non-consolidated entities. R&D compensation expense was relatively constant during the quarter ended March 31, 2013 as compared to the comparable prior period.

During the six months ended March 31, 2013, G&A compensation expense was $1,503,000 compared to $1,717,000 in the comparable prior period. During the six months ended March 31, 2012, the Company made bonus payments of $350,000 and recorded a bonus accrual of $274,000. During the first half of fiscal 2013, the Company did not pay performance bonuses, and no further bonus accrual was recorded. The decrease in bonus expense was somewhat offset by higher salary costs driven by increased headcount and salary increases, and lower salary allocation to non-consolidated entities during the six months ended March 31, 2013. The Company added two management positions in 2012, a Vice President of Program Management and a Director of Finance/Investor Relations, and the Company added one management position in 2013. R&D compensation expense increased from $1,621,000 to $1,852,000 due to higher R&D headcount in 2013 versus 2012.

General & Administrative Expenses – Three and six months ended March 31, 2013 compared to the three and six months ended March 31, 2012

The following tables provide detail of G&A expenses for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012.

(in thousands)
	Three months Ended March 31, 2013	% of Expense Category	Three months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$322	41%	$378	41%	$(56)	-15%
Patent expense	180	23%	290	31%	(110)	-38%
Facilities and related	44	6%	26	3%	18	69%
Travel	93	12%	86	9%	7	8%
Business insurance	50	6%	50	5%	—	0%
Communication and Technology	51	7%	57	6%	(6)	-11%
Office expenses	19	2%	20	2%	(1)	-5%
Other	21	3%	24	3%	(3)	-13%

Total	$780	100%	$931	100%	$(151)	-16%

	Six months Ended March 31, 2013	% of Expense Category	Six months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$689	41%	$1,180	54%	$(491)	-42%
Patent expense	430	25%	511	23%	(81)	-16%
Facilities and related	86	5%	52	2%	34	65%
Travel	191	11%	149	7%	42	28%
Business insurance	99	6%	100	5%	(1)	-1%
Communication and Technology	87	5%	102	5%	(15)	-15%
Office expenses	60	4%	52	2%	8	15%
Other	56	3%	52	2%	4	8%

Total	$1,698	100%	$2,198	100%	$(500)	-23%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $322,000 during the three months ended March 31, 2013, compared to $378,000 in the comparable prior period. During the six months ended March 31, 2013, professional/outside services expense was $689,000 compared to $1,180,000 in the comparable prior period. The decrease in professional services for the six month ended March 31, 2013 primarily relates to certain fees and expenses associated with the acquisition of Roche Madison, Inc. incurred in the first quarter of fiscal 2012 which were not repeated in the current quarter.

Patent expense was $180,000 during the three months ended March 31, 2013, compared to $290,000 in the comparable prior period. During the six months ended March 31, 2013, patent expense was $430,000 compared to $511,000 in the comparable prior period. The decrease in patent-related expenses was primarily due to the nonrecurring legal costs in the prior period associated with the due diligence services on the patent portfolio of Roche Madison Inc. in association with its acquisition. The Company expects to continue to invest in patent protection as the Company extends and maintains protection for its current portfolios and files new patent applications as its product applications are improved. The cost will vary depending on the needs of the Company.

Facilities-related expense was $44,000 during the three months ended March 31, 2013, compared to $26,000 in the comparable prior period. During the six months ended March 31, 2013, facilities-related expense was $86,000 compared to $52,000 in the comparable prior period. Facilities expense increased due to the increase of lease costs as the Company moved from a temporary lower cost location to a new corporate office in August of 2012.

Travel expense was $93,000 during the three months ended March 31, 2013, compared to $86,000 in the comparable prior period. During the six months ended March 31, 2013, travel expense was $191,000 compared to $149,000 in the comparable prior period. Travel expense increased due to travel related to fund raising efforts, investor relations meetings and business development by Company personnel. Travel expense includes expenses related to travel by Company personnel for operational business meetings at other company locations for other business initiatives and collaborations with other companies, and for marketing, investor relations, fund raising and public relations purposes. Travel expenses can fluctuate from quarter to quarter and from year to year depending on current projects and activities.

Business insurance expense was $50,000 during the three months ended March 31, 2013, compared to $50,000 in the comparable prior period. During the six months ended March 31, 2013, business insurance expense was $99,000 compared to $100,000 in the comparable prior period.

Communication and technology expense was $51,000 during the three months ended March 31, 2013 compared to $57,000 in the comparable prior period. During the six months ended March 31, 2013, communication and technology expense was $87,000 compared to $102,000 in the comparable prior period. The decrease was related to lower software maintenance costs at our Madison facility, primarily end-user software and software maintenance on laboratory computer software.

Office expense was $19,000 during the three months ended March 31, 2013 compared to $20,000 in the comparable prior period. During the six months ended March 31, 2013, office expense was $60,000 compared to $52,000 in the comparable prior period. The increase was related to higher costs associated with the new corporate headquarters, as well as increased costs at the Madison facility.

Research and Development Expenses – Three and six months ended March 31, 2013 compared to the three and six months ended March 31, 2012

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following tables provide detail of research and development expenses for the three and six months ended March 31, 2013, as compared to the three and six months ended March 31, 2012.

(in thousands)
	Three months Ended March 31, 2013	% of Expense Category	Three months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$345	16%	$267	20%	$78	29%
In vivo studies	446	21%	94	7%	352	374%
Drug Manufacturing	486	23%	390	29%	96	25%
Consulting	130	6%	133	10%	(3)	-2%
License, royalty & milestones	134	6%	22	2%	112	509%
Laboratory supplies & services	301	14%	221	15%	80	36%
Facilities and related	173	8%	198	15%	(25)	-13%
Sponsored research	84	4%	28	2%	56	200%
Other research expenses	26	2%	6	0%	20	333%

Total	$2,125	100%	$1,359	100%	$766	56%

	Six months Ended March 31, 2013	% of Expense Category	Six months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$628	17%	$512	24%	$116	23%
In vivo studies	808	22%	107	5%	701	655%
Drug Manufacturing	703	19%	470	22%	233	50%
Consulting	308	8%	287	13%	21	7%
License, royalty & milestones	162	4%	37	2%	125	338%
Laboratory supplies & services	536	15%	303	15%	233	77%
Facilities and related	364	10%	330	16%	34	10%
Sponsored research	156	4%	73	3%	83	114%
Other research expenses	37	1%	9	0%	28	311%

Total	$3,702	100%	$2,128	100%	$1,574	74%

Outside labs and contract services expense was $345,000 during the three months ended March 31, 2013, compared to $267,000 in the comparable prior period. During the six months ended March 31, 2013, outside labs and contract services expense was $628,000 compared to $512,000 in the comparable prior period. The increase was primarily related to study and analytic development costs for ARC-520, our HBV candidate.

In vivo studies expense was $446,000 during the three months ended March 31, 2013, compared to $94,000 in the comparable prior year period. During the six months ended March 31, 2013, in vivo studies expense was $808,000 compared to $107,000 in the comparable prior period. The current period expense relates to preclinical GLP toxicology program costs related to our HBV program.

Drug manufacturing expense was $486,000 during the three months ended March 31, 2013, compared to $390,000 in the comparable prior year period. During the six months ended March 31, 2013, drug manufacturing expense was $703,000 compared to $470,000 in the comparable prior period. Drug manufacturing costs during the current quarter related to manufacturing costs for clinical supplies for the HBV program. Drug manufacturing costs in 2012 related to costs to manufacture polymer components for RONDEL. Drug manufacture costs for the HBV program will continue until the Company completes its manufacturing campaign related to supplies for the HBV clinical trial expected to begin in the summer of 2013. Additional manufacturing costs will be incurred for the HBV program as the candidate progresses to further stages of the clinical trial, and for future clinical trials based on timing of new drug candidates.

Consulting expense was $130,000 during the three months ended March 31, 2013, compared to $133,000 in the comparable prior period. During the six months ended March 31, 2013, consulting expense was $308,000 compared to $287,000 in the comparable prior period. The majority of consulting expense during the current quarter relates to clinical and regulatory consulting related to the Company’s HBV program. The costs in the prior period related to clinical consulting for our cancer candidate, CALAA-01. The Company expects consulting costs related to the HBV program to accelerate over the next several quarters.

Licensing fees, royalty and milestones expense was $134,000 during the three months ended March 31, 2013, compared to $22,000 in the comparable prior period. During the six months ended March 31, 2013, licensing fees, royalty and milestones expense was $162,000 compared to $37,000 in the comparable prior period. Licensing fees, royalty and milestones expenses increased due to a nonrecurring payment of $120,000, related to access to certain targeting technology, during the three months ended March 31, 2013.

Laboratory supplies and services expense was $301,000 during the three months ended March 31, 2013, compared to $221,000 in the comparable prior period. During the six months ended March 31, 2013, laboratory supplies and services expense was $536,000 during compared to $303,000 in the comparable prior period. Laboratory supplies are used at our Madison research facility which was acquired on October 21, 2011. During the three months ended December 31, 2011, the Madison research facility was acquired and did not include a full three months of activity, and the facility was utilizing laboratory supplies on-hand at the time of the acquisition. In addition, the Company increased research on its targeting platform obtained as part of it acquisition of Alvos in 2012.

Facilities expense was $173,000 during the three months ended March 31, 2013, compared to $198,000 in the comparable prior period. During the six months ended March 31, 2013, facilities expense was $364,000 compared to $330,000 in the comparable prior period. Facilities expenses were higher in the current quarter due to higher costs related to repairs and maintenance, while during the six months ended March 31, 2013, facilities expenses were lower due to a rent refund reflecting a favorable rent true up due to lower electricity costs incurred.

Sponsored research expense was $84,000 during the three months ended March 31, 2013, compared to $28,000 in the comparable prior period. During the six months ended March 31, 2013, sponsored research expense was $156,000 during compared to $73,000 in the comparable prior period. Sponsored research expense in both periods relates solely to work at the University of Cincinnati related to our obesity program. Such research expense is dependent upon studies undertaken, and vary based on needs of the program.

Other research expense was $26,000 during the three months ended March 31, 2013, compared to $6,000 in the comparable prior period. During the six months ended March 31, 2013, other research expense was $37,000 during compared to $9,000 in the comparable prior period. The increase primarily relates to the costs of other laboratory services.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $751,000 during the six months ended March 31, 2013, compared to $421,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the completion of vesting of a number of stock options during the second half of fiscal 2012, compensation expense related to those awards ended. This was mostly offset by additional options granted to new and existing employees in fiscal 2012.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $898,000 during the six months ended March 31, 2013, compared to $878,000 during the comparable prior period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvement in Madison. The increase in depreciation expense relates to newly acquired lab equipment in Madison facility with its normal depreciation.

Other income (expense)

Other expense was $1,520,000 during the six months ended March 31, 2013, compared to other income of $638,000 in the comparable prior period. The primary component of other expense during the six months ended March 31, 2013 was a nonrecurring charge related to the write down of a note receivable in the amount of $1.3 million. During the prior period, the Company recorded a gain from the acquisition of Roche Madison in the amount of $1.6 million. Further, the loss related to change in the value of derivatives was $689,000 in the prior period, compared to a gain of $15,000 in the current period.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

On May 3, 2012, the Company’s compensation committee approved cash bonuses to the Company’s executive officers related to the prior fiscal year, including a cash bonus of $75,000 to the Company’s CEO, Chris Anzalone, a cash bonus of $54,000 to the Company’s COO, Bruce Given, and a cash bonus of $27,500 to the Company’s CFO, Ken Myszkowski.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.**

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2013

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer