Form 10-K
period 2013-09-30
ARROWHEAD RESEARCH CORP
filed 2013-12-18
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of issuer’s outstanding Common Stock held by non-affiliates was approximately $38 million based upon the bid price of issuer’s Common Stock on March 31, 2013. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 16, 2013, 38,700,363 shares of the issuer’s Common Stock were outstanding.

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

 ii

PART I

ITEM 1. BUSINESS

Description of Business

OVERVIEW

Arrowhead Research Corporation is a biopharmaceutical company developing targeted RNAi therapeutics. The Company is leveraging its proprietary drug delivery technologies to develop drugs based on the RNA interference mechanism that efficiently silences disease-causing genes. These platforms have yielded several drug candidates under internal and partnered development. Arrowhead technologies also enable partners to create peptide-drug conjugates that specifically home to cell types of interest while sparing off-target tissues. Arrowhead’s pipeline includes clinical programs in chronic hepatitis B virus and partner-based programs in obesity and oncology.

Lead Product Candidate

•

ARC-520 is an RNAi-based therapeutic designed to treat chronic hepatitis B virus (HBV) infection.  It is the first drug candidate from Arrowhead’s Dynamic Polyconjugate® siRNA delivery platform. It is designed to treat chronic HBV infection by reducing the expression and release of new viral particles and key viral proteins with the goal of achieving a functional cure. The Company completed its planned enrollment in a Phase 1 clinical trial in 2013 and expects to begin a Phase 2a trial in the first half of 2014 and a Phase 2b trial in the second half of 2014.

Platform Technologies

•

The Dynamic Polyconjugate (DPC®) platform is a small RNA delivery system that may be targeted to address multiple organ systems and cell types.  It is a modular system that may be optimized on a target-by-target basis and has been demonstrated to promote multi-log gene knockdown, induce efficient endosomal escape, and has a favorable safety profile using a variety of siRNA molecules.

•

Arrowhead’s Homing Peptides platform is a vast, proprietary library of short peptides that have demonstrated rapid and specific internalization into a wide variety of cell types. This library is being mined for the potential targeting of RNAi therapeutics using the DPC delivery system as well as to enable partners to target traditional small molecule or peptide drugs.

Pipeline Development Strategy

Arrowhead’s internal drug pipeline is intended to drive value directly through the clinical development of novel therapeutics and to provide proof of concept for our platform technologies. Our core areas of focus for expanding our internal pipeline of RNAi therapeutics are: (1) develop intravenous (“IV”) administered liver-targeted candidates; (2) develop subcutaneously administered liver-targeted candidates; and (3) explore extra-hepatic targets, including oncology.

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

Recent Events

Arrowhead made significant progress on product and platform development during fiscal 2013 and focused our resources on advancing targeted RNAi therapeutics based on the DPC delivery system. The following are highlights of this progress:

•	Published data showing first ever cholesterol-siRNA mediated gene knockdown in primates using a novel DPC co-injection strategy;

•	Strengthened our balance sheet and expanded our institutional shareholder base with equity financings totaling $107.5 million in gross proceeds since the period ended September 30, 2012;

•	Signed a collaboration and license agreement with Shire AG providing them access to the Homing Peptide technology to develop peptide-targeted therapeutics for a rare disease target;

•	Strategically focused internal resources on expanding our pipeline of DPC-enabled RNAi therapeutics, while terminating development of the RONDEL delivery platform and its clinical candidate, CALAA-01;

•	Published preclinical data showing that a single injection of ARC-520 induces multi-log reductions of viral RNA, proteins, and viral DNA;

•	Expanded patent protection of ARC-520 and DPC platform extending through 2032;

•

Presented data on ARC-520 at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) demonstrating reduction of key HBV antigens and DNA, and evidence of immune reactivation in a chimpanzee with chronic HBV infection;

•

Completed planned enrollment in a Phase 1 clinical trial indicating ARC-520 is generally safe and well-tolerated at all six dose levels studied, enabling the company to proceed with its plans to initiate a Phase 2a clinical trial;

•	Submitted for ethics and regulatory permission to initiate a Phase 2a pilot efficacy clinical trial in chronic HBV patients; and

•	Advanced our preclinical pipeline of RNAi therapeutics to include a lead program against an orphan liver disease.

Acquisition of Roche RNAi business

The last few years have brought substantial change to Arrowhead’s research and development (R&D) capabilities and strategy. We have transitioned from being a nanotechnology holding company in multiple industries to a focused biotech model. We are now a unified RNAi therapeutics company, developing novel drugs that silence disease causing genes based on our broad RNAi and peptide technology platforms.

The most significant step in this transition was our 2011 acquisition of Roche’s RNAi therapeutics business, which included the Dynamic Polyconjugate, or DPC, delivery system that we use in our hepatitis B drug candidate, ARC-520. Roche built this business unit in a manner that only a large pharmaceutical company is capable of: backed by expansive capital resources, they systematically acquired technologies, licensed expansive IP, attracted leading scientists, developed new technologies internally, and built state-of-the-art facilities. At a time when the markets were questioning whether RNAi could become a viable therapeutic modality, we saw great promise in the technology broadly and the quality of what Roche built specifically. The acquisition provided us with three primary sources of value:

(1)	Broad freedom to operate within three siRNA formats, canonical, meroduplex, and dicer substrate siRNA structures;

(2)	Best-in-class small RNA delivery system, the targetable DPC platform; and

(3)	A state-of-the-art R&D facility in Madison, Wisconsin, including a large team of scientists experienced in RNAi and siRNA delivery.

We see this as a powerful combination of intellectual property, R&D infrastructure, and RNAi delivery experts. It provided us with the tools we needed to build an independent and broad RNAi company. We believe we are the only company with access to all three siRNA structures and this enables us to optimize the RNAi trigger on a target-by-target basis. Our DPC delivery system enables us to deliver siRNA efficiently to hepatocytes and non-hepatic tissues in a highly specific manner. Our R&D team and facility enable rapid innovation and drive to the clinic, as evidenced by the speed at which we have advanced the ARC-520 program. As we look at the RNAi space, we do not see any company with as powerful and complete a combination of assets and capabilities as ours.

We have made great strides since the acquisition. We brought ARC-520 into the clinic, completed a Phase 1 trial, and we are in the process of initiating a Phase 2 trial.  Additionally, we have made important advances in the DPC delivery technology. This includes new generations of DPCs capable of inducing deep and durable gene knockdown with various constructs designed for both IV and subcutaneous administration. A key to DPC’s potency, and one of its differentiating qualities, is a polymer backbone designed to induce efficient endosomal escape. This allows more of the siRNA to get into the cytosol where it can engage the cell’s RNAi machinery. We have also taken advantage of our DPC’s targetable nature and have made substantial progress toward extra-hepatic delivery.

Delivering outside the liver is important for maximizing the value of DPCs and to continue to differentiate Arrowhead from its competitors.  Toward those ends, we have active programs to identify and evaluate targeting ligands that may be used with DPCs. As part of this initiative, in April 2012 we acquired Alvos Therapeutics, a privately held company that licensed a large platform of proprietary human-derived homing peptides from MD Anderson Cancer Center. This library contains peptides discovered through screening in human patients, and we are actively  determining whether we could use these peptides to target DPCs.

We have focused our resources behind the DPC platform and our focus is entirely on advancing ARC-520 through the clinic and developing additional DPC-enabled RNAi therapeutics. Additionally, Arrowhead now has the infrastructure, expertise, IP portfolio, and management that we believe is necessary to attract and support a broad range of partnerships and research collaborations with large biopharma companies from discovery stage through clinical trials.

Pipeline Overview

Our internal preclinical and clinical development programs are designed to create value directly through our proprietary candidates. These programs also drive value to the technology platforms as proof of concept for the power of the programs to enable innovative new therapies.

Internal Clinical Program

ARC-520 – Hepatitis B Virus Infection

According to the World Health Organization, 360 million people worldwide are chronically infected with hepatitis B virus, of which 500,000 to 1,000,000 people die each year from HBV related liver disease. Chronic HBV infection is defined by the presence of hepatitis B surface antigen (HBsAg) for more than 6 months. In the immune tolerant phase of chronic infection, which can last for many years, the infected person typically produces very high levels of viral DNA and viral antigens. However, the infection is not cytotoxic and the carrier may have no symptoms of illness. Over time, the ongoing production of viral antigens causes inflammation and necrosis, leading to elevation of liver enzymes such as alanine and aspartate transaminases, hepatitis, fibrosis, and liver cancer (HCC). If untreated, as many as 25% to 40% of chronic carriers develop cirrhosis or HCC. Antiviral therapy is generally prescribed when liver enzymes become elevated.

The current standard of care for treatment of chronic HBV infection is a daily oral dose of nucleotide/nucleoside analogs (NUCs) or a regimen of interferon injections 2 to 7 times weekly for approximately one year. NUCs are generally well-tolerated, but patients may need lifetime treatment because viral replication often rebounds upon cessation of treatment. Interferon therapeutics can result in a functional cure in 10-20% of some patient types, but treatment is often associated with significant side effects, including severe flu-like symptoms, marrow suppression, and autoimmune disorders.

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

The siRNAs in ARC-520 are designed to target multiple components of HBV production including the pregenomic RNA that would be reverse transcribed to generate the viral DNA.  The siRNAs intervene at the mRNA level, upstream of where NUCs act, and target the mRNAs that produce HBsAg proteins, the viral polymerase, the core protein that forms the capsid, the pre-genomic RNA and the HBeAg. NUCs are effective at reducing production of viral particles, but are ineffective at controlling production of viral antigens and other HBV gene products. A reduction of viral antigens is considered necessary to effective therapy because their presence is thought to be a major contributor to repression of the immune system and the persistence of liver disease secondary to HBV infection.

Chronic HBV Untreated:

ARC-520 Versus NUC Intervention:

Efficacy data in mouse models of HBV infection show that ARC-520 is capable of reducing HBsAg by greater than 3 log (99.9%), HBV DNA by approximately 3 logs, and HBeAg to the limit of detection. Pharmacologic effects persist for approximately one month after a single dose of ARC-520. Safety data in rodents and non-human primates indicate an acceptable safety margin.

HBsAg
1000
800
600
400
200
0
μg/mL
150
100
50
0
ALT (U/L)
0
10
20
30
40
50
60
70
80
Day
*
*

Additional preclinical data in a chimpanzee chronically infected with HBV demonstrate that intravenous administration of two doses (2 mg/kg on day 1, and 3 mg/kg on day 15) of ARC-520, resulted in substantial and sustained reductions in HBV DNA, HBeAg, and HBsAg, which did not return to baseline until study day 43, 43, and 71, respectively. In addition, an increase in serum alanine transaminase (ALT) occurred 4 weeks after the second dose, coincident with the nadir of circulating HBsAg. This is suggestive of a therapeutic immunological flare, which is thought to be part of a cascade that under chronic therapy may lead to HBsAg seroconversion and functional cure. Observed increases in key chemokine/cytokine mRNAs are also consistent with a T-cell mediated immunological event.

Arrowhead completed its planned enrollment in a Phase 1 trial in the fall of 2013. The study was designed to characterize the safety profile of ARC-520 across a range of doses and evaluate pharmacokinetics. It was a single-center, randomized, double-blind, placebo-controlled, single dose-escalation, first-in-human study of ARC-520 administered intravenously to healthy adult volunteers. All subjects received either placebo or ARC-520 in doses ranging from 0.01 mg/kg to 2 mg/kg. The study was planned to enroll 36 subjects in six cohorts of six subjects each, with 2 subjects receiving placebo and 4 receiving ARC-520. The study successfully enrolled all 36 subjects (24 received ARC-520, 12 placebo) at a single center in Melbourne, Australia. All subjects received their full, assigned dose and there were no discontinuations for adverse events or otherwise.

Based on pre-clinical studies, including GLP toxicology, it is expected that if any clinically significant or dose-limiting toxicities were to occur, they would be observed within the first 24-48 hours after administration, and would be apparent in elevations in blood chemistries. The anticipated organs of interest for potential toxicity and the resultant chemistries are liver (ALT), kidney (creatinine, urea), and muscle (CK, AST, LDH, Troponin I). In the Phase 1 study, laboratory results have not indicated any organ toxicity involving the liver, kidney, or muscle in any subject.

There have been no serious or severe adverse events reported in any subject. Overall, adverse events have been consistent with those typically seen in normal volunteer studies, including in placebo subjects. The most common events reported were upper respiratory infection, (which were not unexpected as the trial was enrolled during the Australian winter), and headache. The only other event reported in more than one subject was mild lightheadedness.  Neither occurrence was accompanied by any changes in vital signs, laboratories or physical examinations. Adverse events appear to have been randomly scattered across all six dosing groups with no apparent dose-related increases in occurrence rate or severity with the possible exception of mild lightheadedness. Both subjects with mild lightheadedness were in the 2 mg/kg group. Laboratory abnormalities have occurred sporadically across groups and time points pre- and post-dosing. None of these indicate any organ toxicity and the frequency and severity do not appear to be dose-related.

In the first half of 2014, Arrowhead plans to conduct a Phase 2a multicenter, randomized, double-blind, placebo-controlled, dose-escalation study to determine the depth and duration of hepatitis B surface antigen (HBsAg) reduction after a single intravenous dose of ARC-520 in combination with entecavir in patients with chronic HBV infection. The Company has conducted combination studies in mouse models of HBV, and ARC-520 appears to have at least additive and possibly a synergistic effect with entecavir. We also believe that a patient population with adequately controlled viral load, but uncontrolled antigenemia may provide us with a clear signal of ARC-520’s activity.

Chronic dose GLP-toxicology studies are underway to support a Phase 2b study planned to begin in the second half of 2014. That study is planned to have clinical sites in the US, Western Europe, Asia, and potentially other regions.

Partner-based Pipeline

Adipotide – Obesity and Metabolic Disorder

Adipotide has been developed by our majority-owned subsidiary, Ablaris Therapeutics, Inc. (“Ablaris”). Arrowhead owns 64% of the fully diluted shares of Ablaris. Adipotide is based on the Homing Peptide™ library developed at MD Anderson Cancer Center, the licensor, which is also funding and managing a Phase 1 clinical trial. Patient recruiting is on-going, and though internal resources are not being expended on this program, the Company continues to monitor its progress to determine whether it can be an attractive licensing candidate.

An Investigational New Drug Application (IND) for Adipotide was filed with the FDA, and patient enrollment began in 2012 as part of a Phase 1 clinical trial to test the safety of the compound in human patients. Our collaborator, MD Anderson Cancer Center in Houston, plans to enroll up to 39 obese prostate cancer patients in the Phase 1 study and has agreed to bear all direct costs of this trial. Up to five dose levels of the drug candidate will be tested in the trial. Three participants will be enrolled at each dose level, with the first group of participants receiving the lowest dose level by injection under the skin once per day for 28 days and each new group receiving a higher dose than the group before it, if no intolerable side effects are seen. This will continue until the highest tolerable dose is found or the study terminates.

Cyclosert and CRLX-101 (formerly IT-101)

The linear cyclodextrin-based drug delivery platform, Cyclosert, was designed for the delivery of small molecule drugs.  In December 2008, we completed a Phase 1 trial with IT-101, a conjugate of the linear cyclodextrin polymer and Camptothecin, a potent anti-cancer drug, with a positive safety profile and indications of efficacy.

In June 2009, we entered into a transaction with Cerulean Pharmaceuticals, Inc., a privately held Boston, Massachusetts based company.  Cerulean licensed rights to further research and commercialize IT-101 (now known as “CRLX-101”), and the Cyclosert platform for all products except for nucleic acids, tubulysin, cytolysin and second-generation epothilones. In connection with the transaction, we assigned certain patents to Cerulean and Cerulean granted back to us rights necessary to research and commercialize the excluded products.

We received an initial payment of $2.4 million, and may receive development and sales milestones, and royalty payments if CRLX-101 or other products based on the Cyclosert platform are successfully developed.  Should Cerulean sublicense CRLX-101 to a third party, we are entitled to receive a percentage of any sublicensing income at rates between 10% and 40%, depending on the stage of the drug’s development at the time of sublicensing.

Cerulean has multiple active Phase 2 trials ongoing to study CRLX-101 in several cancer types, including: metastatic stomach, gastroesophageal, esophageal, small cell lung, ovarian, tubal, peritoneal, and renal cell.

Alnylam Pharmaceuticals

In January 2012, Arrowhead granted Alnylam Pharmaceuticals, Inc., (“Alnylam”) a license to utilize the Dynamic Polyconjugate delivery technology for a single RNAi therapeutic product. Alnylam is collaborating with Arrowhead to develop this technology for an undisclosed target in its "Alnylam 5x15" pipeline, which is focused on genetically defined targets and diseases. Alnylam has not publically disclosed what progress, if any, it may have made with respect to this target.  Arrowhead is eligible to receive milestone payments up to $18.1 million and royalties on sales from Alnylam.

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

Preclinical Programs

In addition to our clinical candidates and our partner-based programs, we are actively engaged in the discovery and development of additional pre-clinical stage products. Our lead preclinical program is a DPC-enabled RNAi therapeutic targeting an undisclosed orphan liver disease.

We have additional discovery and preclinical programs for intravenous and subcutaneous administered therapeutics targeting the liver,as well as programs targeting extra-hepatic tissues. We focus on disease targets that are well suited for intervention with targeted RNAi therapeutics using our DPC delivery platform. These may include liver disease, oncology, and other therapeutic areas.

RNAi Program

In October 2011, Arrowhead acquired Roche’s RNAi business, including its RNA therapeutic assets, related intellectual property and research facility in Madison, Wisconsin. We believe that these assets position Arrowhead as one of the most advanced and broadest RNAi therapeutics companies in the world. Arrowhead possesses the following siRNA assets:

•

Non-exclusive license from Alnylam to use canonical siRNAs in oncology, respiratory diseases, metabolic diseases and certain liver diseases. This includes a sub-license from Isis Pharmaceuticals granting Arrowhead a license for siRNA chemical modifications for these specific disease areas.

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

•

State-of-the-art laboratory facilities in Madison, Wisconsin, managed by long-term leaders in oligonucleotide therapeutics and delivery, including a small animal research facility and an offsite primate colony.

•	Intellectual property covering Roche’s internally developed liposomal nanoparticle drug delivery technology.

We believe this represents one of the broadest siRNA drug technology and delivery portfolios in the field.

RNA Interference & the Benefits of siRNA Therapeutics

RNA interference (RNAi) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Mediated by small interfering RNAs (siRNA), RNAi-based therapeutics can leverage this natural pathway of gene silencing to potentially target and shut down specific disease causing genes.

Small molecule and antibody drugs have proven effective at inhibiting certain cell surface, intracellular, and extracellular targets. However, certain drug targets such as intranuclear genes and some proteins have proven difficult to inhibit with traditional drug-based and biologic therapeutics. Developing effective drugs for these targets would have the potential to address large underserved markets for the treatment of many diseases. Using the ability to specifically silence any gene, RNAi therapeutics may be able to address previously “undruggable” targets, unlocking the market potential of such targets.

Mechanism of RNA interference:

siRNAs
RISC loading
siRNA RISC complex
remains active
Strand
Separation
Guide
Strand
Guide
Strand
Once assembled
RISC can
catalyze mRNA
cleavage hundreds
of times
mRNA
Cleavage
mRNA
mRNA
Guide
Strand
Sequence-specific
pairing to mRNA
mRNA is
degraded

Advantages of RNAi as a Therapeutic Modality

•	Silences the expression of disease causing genes;

•	Potential to address any target in the transcriptome including previously "undruggable" targets;

•	Rapid lead identification;

•	High specificity;

•	Opportunity to use multiple RNA sequences in one drug product for synergistic silencing of related targets; and

•	siRNAs are uniquely suited for personalized medicine through target and cell specific delivery and gene knockdown.

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

To address the delivery challenge, Arrowhead has a leading team of researchers with extensive siRNA therapeutic know-how and an advanced delivery system. The DPC system is modular and may be optimized on a target-by-target basis.  Importantly, it also may be targeted to address a variety of tissues, including those outside of the liver.

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

DPCs are small nanoparticles, 5-20 nanometers (nm) in size, with an amphipathic polymer backbone. Arrowhead has a library of polymers that may be employed with the system, enabling optimization based on factors such as preferred mode of administration, pharmacokinetics, and target tissue.  Shielding agents such as polyethylene glycol and targeting ligands may be reversibly attached to the polymer backbone. In some constructs, the siRNA payload is attached to the DPC, while in other constructs, the siRNA circulates attached to a different carrier. When attached, the DPC construct protects the siRNA payload while allowing the polymer to circulate in the blood without creating undue toxicity. The targeting ligand guides it to the cell of interest where, together with the siRNA, it is taken up into a membrane-enclosed cellular compartment known as an endosome. The polymer is selected for its ability to disrupt the endosomal membrane, which allows the siRNA to be released into the cytoplasm. There, it engages the cell’s RNAi machinery, ultimately resulting in knockdown of target gene expression. This lytic chemistry of the DPC polymeric backbone is modified, or “masked”, using proprietary chemistry. Masking of the polymer’s lytic chemistry accomplishes two interrelated objectives that are critical to in vivo siRNA delivery:

•	Reduction of toxicity by controlling when the membrane lytic property of the polymer is activated.

•	Inhibition of non-specific interactions with blood components and non-targeted cell types.

Single Molecule DPCs:

Dynamic Polyconjugate (DPC) siRNA Delivery System
Polymer backbone
siRNA
Cell surface receptor
Cell-specific targeting ligand
DPC conjugated targeting ligand attaches to cell surface.
Cytoplasm
DPC/siRNA complex is taken up.
H+
DPC/siRNA complex is enclosed in an endosome. Low pH results in polymer unmasking.
Polymer induces endosomolysis and release of siRNA payload into the cell cytoplasm.
RISC
RNA guide strand
siRNA engages the cell's interference machinery, resulting in knockdown of target gene expression.
Targeting Ligand
Polymer Backbone
PEG Strands
siRNA Molecule
Disulfide Bond
CDM Bond (Masking Chemistry)
DPC Delivery Vehicle

DPCs using Co-injection Strategy

Arrowhead has developed multiple forms of the prototypical DPC delivery system.  Our ARC-520 clinical candidate utilizes a formulation where the siRNA is conjugated to cholesterol and is not attached to the DPC. Pre-clinical studies have shown co-injection of liver-targeted DPC polymer together with siRNA conjugated to a lipophilic moiety, such as cholesterol, results in a >500-fold increase in the potency when compared to the siRNA-cholesterol alone. This formulation retains the potent endosomal escape capabilities of Arrowhead's DPC platform, simplifies drug manufacturing, and creates new targeting opportunities.

DPCs for Subcutaneous Administration

A DPC formulation for subcutaneous administration has also been developed using Arrowhead’s latest proprietary polymer masking technology. Using DPCs to deliver siRNA, high-level target gene knockdown is observed at low siRNA doses with limited toxicity in rodents and non-human primates. Arrowhead studies have shown knockdown of 99% in monkeys after a single injection of 1 mg/kg, >90% at 0.5 mg/kg, and 80% in mice at 0.05 mg/kg, which represents greater knockdown at lower doses than reported results of other clinical candidates. PK and biodistribution studies indicate that the new masking technology is highly stable, allowing for maximal bioavailability and long circulation times. Arrowhead is developing this formulation for use in multiple therapeutic areas where chronic dosing may be required.

Homing Peptide Program

In April 2012, Arrowhead acquired Alvos Therapeutics, Inc. (“Alvos”). Alvos licensed a discovery platform and large library of proprietary human-derived Homing Peptides from the MD Anderson Cancer Center. This discovery platform is designed to identify targeting agents, such as peptides, that selectively accumulate in primary and metastatic tumors, associated vasculature, and to 30 normal tissue types. Such targeting agents are of interest for drug development because they hold the promise of shepherding drugs into specific cells while sparing others. This new platform was acquired because it fit well into our existing business. One of the key advantages of our DPC delivery systems is its ability to be targeted. With a vast proprietary targeting library of our own, we believe that we can enhance the value of our RNAi programs and differentiate our capabilities from those of our competitors.

In addition, we believe that the homing peptide sequences can be applied to non-RNA therapeutics almost as a by-product of our work targeting RNAi drugs and present attractive value to potential partners.  The platform has the potential to allow partners to:

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

This platform is potentially powerful in the specificity of the large number of unique targeting sequences and in their origin from human screening. In addition, because of the human-based identification process, there is lower risk that animal model data will not translate. Our proprietary library of 42,000 unique targeting sequences can be used with our own delivery platforms, as well as with small molecule drugs. This platform has achieved clinical proof of concept in targeting metastatic prostate cancer with the first sequence tested in humans.

Importantly, the method used identifies peptides that are rapidly internalized into cells.  These peptide-receptor pairs hold the promise of shuttling therapeutic payloads preferentially and directly into those cells. The ability to target and deliver cytotoxins would address some of the problems with current cancer therapeutics by limiting side effects and increasing efficacy.

In order to discover receptors and peptide sequences that target them, a technique called in vivo phage display is employed. Over the past several years, phage display screening has been conducted at MD Anderson Cancer Center in end-stage cancer patients with primary and metastatic tumors under rigorous ethical standards. To our knowledge, they are the only group in the world that is generating this type of human-derived data. Direct screening in human cancer patients has the potential to eliminate some of the uncertainty that has plagued current discovery methods with animal models. This strategy sought to map the human vasculature into “zip codes” and has discovered a large number of novel receptors that are expressed only on the cell surface of tumor sites and nowhere else. The library can be increased further through continuing work with MD Anderson to screen additional patients.

Arrowhead is working to apply this technology to targeting our proprietary siRNA delivery vehicles. Our DPC delivery platform is highly attractive in part because it has been shown to be well tolerated, effective, capable of delivering RNAs to multiple organ systems, and it is targetable. The Homing Peptide library provides our targeted RNAi therapeutic program with a powerful new source of flexibility.  The library is also valuable to enable partners, through license and collaboration deals, to create a new class of therapeutics, Peptide-Drug Conjugates, or PDCs.  By linking the Homing Peptides to traditional small molecule drugs, potential partners may be able to transform a therapeutic that interacts with most cells in the body into one that interacts preferentially with the cell of choice. We believe that this transition from untargeted to targeted drugs is a paradigm shift for cancer therapeutics and that our new library puts us at the forefront of this transformation. We do not currently intend to build our own pipeline of PDCs, but do intend to work with partners to apply our targeting sequences to their drugs. We believe that this specific targeting will enable partners to make existing generics safer and more effective and help make their proprietary drugs better. Given the large number of approved APIs for oncology and the thousands of Homing Peptide sequences that we now have, there are many potential combinations of targeting sequence and drug molecules.

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

Intellectual Property

The Company controls approximately 51 issued patents (14 for DPCs; 9 for hydrodynamic gene delivery; 26 for Homing Peptides; and 2 from Calando), including European validations, and 29 patent applications (13 for DPCs; 8 for Homing Peptides; and 8 from Calando). The pending applications have been filed throughout the world, including, in the United States, Argentina, Australia, Brazil, Canada, Chile, China, Europe, the Arab States of the Gulf, Israel, India, Japan, Republic of Korea, Mexico, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan and Venezuela.

siRNAs

The Company owns patents directed to siRNAs targeted to reduce expression of hepatitis B viral proteins as well the RRM2 gene. Calando owns a U.S. issued patent (in addition to a patent in Singapore) directed to siRNAs targeted to reduce expression of endothelial PAS domain protein 1 (EPAS1). Calando has also licensed patents from Alnylam relevant to siRNA therapeutics for its products.

Patent Group	Estimated Year of Expiration
siRNAs
Patent directed to HIF-2 alpha (EPAS1) siRNAs	2030
Patent directed to HBV siRNAs	2032
Patent directed to RRM2 siRNAs	2031

DPCs

The DPC related patents have issued in the United States, Australia, Canada, Europe (France, Germany, Italy, Spain, Switzerland, United Kingdom), India, Japan, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year of Expiration
Dynamic Polyconjugates® (DPC®)
Membrane Active Polymers	2027
Membrane Active Polymers – Additional Iterations	2024
Copolymer Systems	2024
Polynucleotide-Polymer Composition	2024
Polynucleotide-Polymer Composition – Additional Iterations	2031
Polyampholyte Delivery	2017
pH Labile Molecules	2020
Endosomolytic Polymers	2020
Hydrodynamic delivery
First iterations	2015
Second iteration	2020
Third iteration	2024

The RNAi and nanoparticle drug delivery patent landscapes are complex and rapidly evolving. As such, we may need to obtain additional patent licenses prior to commercialization of our candidates. You should review the factors identified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Homing Peptides

We also control patents related to our Homing Peptide platforms, related to Adipotide, our drug candidate for the treatment for obesity and related metabolic disorders. Approximately five of these patents are United States patents and the remaining patents are validated in Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Ireland, Greece, Italy, Netherlands, Portugal, Sweden and Turkey.

Patent Group	Estimated Year of Expiration
Adipotide®
Targeting moieties and conjugates	2021
Targeted Pharmaceutical Compositions	2021
Homing Peptides
EphA5 Targeting Peptides	2027
IL-11R Targeting Peptides	2022

Non-Exclusively Licensed Patents

Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (“Roche”) and the Company entered into a Stock and Asset Purchase Agreement on October 21, 2011 in which Roche assigned to Arrowhead its entire rights under certain licenses for example: the License and Collaboration Agreement between Roche and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (the “COH License”) (Collectively the “RNAi Licenses”). The RNAi Licenses provide the Company with non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing rights and the right to sublicense a broad portfolio of intellectual property relating to the discovery, development, manufacture, characterization, and use of therapeutic products that function through the mechanism of RNA interference for specified targets.

Core Patents relating to RNAi

The RNAi Licenses include patents relating to the general structure, architecture, and design of double-stranded oligonucleotide molecules, which engage RNA interference mechanisms in a cell.  These rights include the “Tuschl II” patents, including issued U.S. Patent Nos. 7,056,704; 7,078,196; 7,078,196; 8,329,463; 8,362,231; 8,372,968; and 8,445,327; “Tuschl I” patents, including U.S. Patent Nos. 8,394,628 and 8,420,391; and allowed “Tuschl I” patent application, U.S. Publication No. 2011024446; “City of Hope” patents, including U.S. Patent No. 8,084,599; and “Kreutzer-Limmer” patents assigned to Alnylam, including U.S. Patent Nos. 7,829,693; 8,101,594; 8,119,608; 8,202,980; and 8,168,776.

Thomas Tuschl is the first named inventor on “Tuschl I” and “Tuschl II.”  “Tuschl I” refers to the patents arising from the patent application entitled “The Uses of 21-23 Sequence-Specific Mediators of Double-Stranded RNA Interference as a Tool to Study Gene Function and as a Gene-Specific Therapeutic.”  “Tuschl II” patents refer to the patents and patent applications arising from the patent application entitled “RNA Interference Mediating Small RNA Molecules.” “City of Hope” is the first named assignee of certain core siRNA patents.  The second named assignee of these patents is Integrated DNA Technologies, Inc. Kreutzer-Limmer patents refer to the Alnylam patents and patent applications, relating to core siRNA IP, which includes inventors, Roland Kreutzer and Stefan Limmer.

Chemical modifications of double-stranded oligonucleotides

The RNAi Licenses also include patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides.  Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in in U.S. Publication No. 20100209487 assigned to Marina Biotech (f/k/a MDRNA, Inc.), and microRNAs described in U.S. Patent Nos. 7,582,744; 7,674,778, and 7,772,387 assigned Alnylam.  The RNAi Licenses also include rights from INEX/Tekmira relating to lipid-nucleic acid particles, and oligonucleotide modifications to improve pharmacokinetic activity including resistance to degradation, increased stability, and more specific targeting of cells from Alnylam and ISIS Pharmaceuticals, Inc.

Manufacturing techniques for the double-stranded oligonucleotide molecules or chemical modifications

The RNAi Licenses also include patents relating to the synthesis and manufacture of double-stranded oligonucleotide molecules for use in RNA interference, as well as chemical modifications of such molecules, as described above.  These include methods of synthesizing the double-stranded oligonucleotide molecules such as in the core “Tuschl I” allowed U.S. Application No. 12/897,749, the core “Tuschl II” U.S. Patent Nos. 7,056,704; 7,078,196; and 8,445,327; and Alnylam’s U.S. Patent Nos. 8,168,776, as well as methods of making chemical modifications of the double-stranded oligonucleotides such as described in Alnylam’s U.S. Patent No. 7,723,509 and INEX’s U.S. Patent Nos. 5,976,567; 6,858,224; and 8,484,282.  Patent applications are currently pending that further cover manufacturing techniques for double-stranded oligonucleotide molecules or chemical modifications.

Uses and Applications of Double-Stranded Oligonucleotide Molecules or Chemical modifications

The RNAi Licenses also include patents related to uses of the double-stranded oligonucleotides that function through the mechanism of RNA interference.  These include for example, the core “Tuschl I” U.S. Patent No. 8,394,628 and “Tuschl II” U.S. Patent No. 8,329,463; Alnylam’s U.S. Patent Nos. 7,763,590; 8,101,594, and 8,119,608, and City of Hope‘s U.S. Patent No. 8,084,599.   Other more specific uses have been acquired and patent applications are currently pending that cover additional end uses and applications of double-stranded oligonucleotides functioning through RNA interference.

License Agreements

Cerulean License

The linear cyclodextrin-based drug delivery platform, Cyclosert, was designed for the delivery of small molecule drugs. In December 2008, we completed a Phase 1 trial with IT-101, a conjugate of Calando’s linear cyclodextrin polymer and Camptothecin, a potent anti-cancer drug, with a positive safety profile and indications of efficacy.

On June 23, 2009, we entered into a transaction with Cerulean related to Cyclosert and IT-101 (the “Cerulean Transaction”).  In the Cerulean Transaction, we granted Cerulean an irrevocable, perpetual, royalty bearing worldwide license with the right to sublicense, under certain patent rights and know-how in the field of human diseases solely in order to: (a) conduct research and development on the Linear Cyclodextrin System, including making improvements thereto, in order to research and commercialize our clinical asset IT-101 (now known as “CRLX-101”), as well as certain other products in which no therapeutic agent is specifically defined (the “Cerulean Products”); (b) research, develop, make, have made, use, market, offer to sell, distribute, sell and import CRLX-101 and Cerulean Products; and (c) use, copy, modify and distribute certain know-how for those purposes.  In the Cerulean Transaction, we retained all rights with respect to products in which a therapeutic agent is a (i) tubulysin, (ii) cytolysin, (iii) second generation epothilone or (iv) nucleic acid (hereinafter “Calando Products”).

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

The Cerulean Transaction resulted in an initial payment to Calando of $2.4 million. Cerulean is obligated to pay development milestone payments of up to $2.75 million if CRLX-101 progresses through clinical trials and receives marketing approval. If approved, we are also entitled to receive up to an additional $30 million in sales milestone payments, plus single digit royalties on net sales.  Should Cerulean sublicense CRLX-101 to a third party, we are entitled to receive a percentage of any sublicensing income at rates between 10% and 40%, depending on the stage of the drug’s development at the time of sublicensing.

Cerulean is obligated to further pay development milestone payments of up to $3 million for each Cerulean Product that progresses through clinical trials and receives marketing approval. If Cerulean Products are approved, we are entitled to receive up to an additional $15 million in sales milestone payments, plus single digit royalties on net sales.  Should Cerulean sublicense a Cerulean Product to a third party, we are entitled to receive a percentage of any sublicensing income at a rate in the tens.

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

On August 5, 2013, Calando terminated and Cerulean assumed all of Calando’s rights in a license from the California Institute of Technology (“Caltech”) under intellectual property related to linear cyclodextrin-based drug delivery technology (the “Caltech License”).  Notwithstanding the termination of Calando’s rights under the Caltech License (including those to the retained Calando Products), Cerulean remains contractually obligated to make all of the aforementioned milestone, sublicensing and royalty payments to Calando.

Calando is no longer responsible for the costs associated with prosecution of the patents of the Caltech License.  However, Cerulean may offset any costs it incurs prosecuting the Caltech License-associated patents from payments that are due to Calando.

University of Texas MD Anderson Cancer Center License

In December 2010, we obtained an exclusive worldwide license from at the University of Texas MD Anderson Cancer Center in Houston, Texas (“UTMDACC”) related to Adipotide technology (the “UTMDACC License”).  The UTMDACC License granted us a royalty-bearing, exclusive right (with the right to sublicense) under certain UTMDACC patents to develop and commercialize certain products in the fields of: 1) therapeutics, diagnostics and research services that both (i) incorporate peptides that specifically target adipose tissue, and (ii) are used to treat, diagnose or research solely either (a) obesity, overweight and/or (b) metabolic conditions related to, caused by and/or associated with obesity and overweight, e.g., diabetes; and 2) cancer therapies, diagnostics and research products associated with a specific targeting moiety. We also have rights to certain improvements to the technology.

In consideration for the license, we paid UTMDACC an upfront fee of $2 million and are obligated to pay annual fees initially equal to $50,000 increasing up to a maximum of $100,000, with such annual fees creditable against milestone payments.

We may be obligated to pay development milestone payments of up to $8.3 million for each UTMDCC licensed product that progresses through clinical trials and receives U.S. marketing approval.  Additional EU and Japanese approval milestone payments are in the low single digit million dollar range.  If a commercial drug is developed and approved, royalty payments on net sales of UTMDACC licensed products are in the low single digit range.  Should we sublicense or partner a UTMDACC licensed product, UTMDACC would receive partnering fee percentages in the range of single digits to the twenties, depending on the stage of development of the partnered UTMDACC licensed product.

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

Research and Development Facility

Arrowhead operates a research and development facility in Madison, Wisconsin. This facility was built and equipped by Roche and was part of our acquisition of their RNA therapeutics business. Since the acquisition in 2011, we have integrated all research and development operations into that facility. A summary of the facility is provided below:

•	Approximately 40 scientists;

•	State-of-the-art laboratories: 24,000 total sq. ft. of lab space;

•	Complete small animal facility;

•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;

•	In-house histopathology capabilities;

•	Animals models for metabolic, viral, and oncologic diseases;

•	Animal efficacy and safety assessment;

•	Polymer, siRNA, and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);

•	Polymer and siRNA PK, biodistribution, clearance methodologies; and

•	Confocal microscopy, flow cytometry, Luminex platform, clinical chemistry analytics.

Research and Development Expenses

Research and development expenses consist of costs incurred in discovering, developing and testing our clinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of Contract Research Organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as GLP toxicology studies necessary to support clinical trials, both of which are outsourced to cGMP-compliant manufactures and GLP-compliant laboratories. Total research and development expense for fiscal 2013 was $12.3 million, an increase from $8.7 million in 2012.

We employ approximately 40 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses for our R&D activities were $3.6 million during fiscal 2013 and $3.3 million in fiscal 2012.  Laboratory supplies including animal-related costs for in-vivo studies were $1.4 million and $1.1 million in fiscal 2013 and 2012, respectively.

Costs related to manufacture of clinical supplies, GLP toxicology studies and other outsourced lab studies, as well as clinical trial costs were $5.8 million and $2.6 million in fiscal 2013 and 2012 respectively.

Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $0.7 million and $0.8 million in fiscal 2013 and 2012, respectively. Other research and development expenses were $0.8 million and $0.9 million in fiscal 2013 and 2012, respectively. These expenses are primarily related to consulting fees, technology license fees and sponsored research.

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

Corporate Information

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), and Tego Biosciences Corporation (“Tego”), as well as our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, and  Alvos Therapeutics, Inc. (“Alvos”) and Agonn Systems, Inc. (“Agonn”),which were merged into Arrowhead during 2013.   (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”), which was dissolved during 2013, and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, (5) the term “Common Stock” refers to Arrowhead’s Common Stock, (6) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400. We operate a 24,000 square foot research and development facility in Madison, Wisconsin. As of September 30, 2013, Arrowhead had 54 full-time employees.

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

Unidym, Inc.

In January 2011, Arrowhead sold Unidym, Inc. to Wisepower Co., Ltd., a publicly traded, Seoul, Korea-based electronics company (KOSDAQ: 040670). Unidym was a majority-owned subsidiary that developed nanotechnology-enabled materials to be used in the manufacturing of certain electronics components.  Upfront consideration consisted of stock and convertible bonds originally valued at $5,000,000. Additional cash earn-out payments of up to $140 million are possible based on cumulative sales and licensing milestones, and up to 40% of licensing revenue.

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

We are focused on technology related to new and improved pharmaceutical candidates. Product candidates that appear promising in the early phases of development, such as in animal and early human clinical trials, often fail to reach the market for a number of reasons, such as:

—	Clinical trial results may be unacceptable, even though preclinical trial results were promising;

—	Inefficacy and/or harmful side effects in humans or animals;

—	The necessary regulatory bodies, such as the U.S. Food and Drug Administration, may not approve our potential product for the intended use; and

—	Manufacturing and distribution may be uneconomical.

For example, the positive pre-clinical results for ARC-520 in animals may not be replicated in human clinical studies or it may be found to be unsafe in humans. Additionally, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the enrollment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.

There are substantial risks inherent in attempting to commercialize new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

Our research and development efforts involve therapeutics based on RNA interference and peptide targeting, which are largely unproven technologies. Our scientists and engineers are working on developing technology in various stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

Our drug candidates are in the early stages of our development and because we have a short development history with both DPCs and Homing Peptides, there is a limited amount of information about us upon which you can evaluate our business and prospects.

We have not begun to market or generate revenues from the commercialization of any products. We have only a limited history upon which one can evaluate our targeted therapeutic business and prospects as our drug candidates are still at an early stage of development. Thus, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

—	Execute product development activities using unproven technologies;

—	Build, maintain and protect a strong intellectual property portfolio;

—	Receive FDA approval and gain market acceptance for the development and commercialization of any drugs we develop;

—	Develop and maintain successful strategic relationships; and

—	Manage our spending and cash requirements as our expenses are expected to increase in the near term due to preclinical and clinical trials.

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

We will need to achieve commercial acceptance of our drug candidates to generate revenues and achieve profitability.

Even if our research and development efforts yield technologically feasible applications, we may not successfully develop commercial products.  Drug development takes years of study in human clinical trials prior to regulatory approval, and, even if we are successful, we may not be so on a timely basis. During our development period, superior competitive technologies may be introduced which could diminish or extinguish the potential commercial uses for our drug candidates. Additionally, the degree to which the medical community and consumers will adopt any product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products and their potential advantage over alternative treatments. We cannot predict whether significant commercial market acceptance for our products, if approved, will ever develop, and we cannot reliably estimate the projected size of any such potential market. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce products that will be accepted by the medical community. If we are unable to cost-effectively achieve acceptance of our technology among the medical establishment and patients, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

Risks Related to Our Financial Condition

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $27.9 million for the year ended September 30, 2013 and a cumulative net loss since inception of approximately $181.6 million. We expect that our operating losses will continue as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability.

Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will require substantial additional funds to complete our research and development activities.

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of our company and our partners, and potential licensing or partnering transactions, we will likely need to raise additional capital to:

—	Fund research and development activities relating to our development of our drug candidates, including pre-clinical and preclinical trials and manufacturing to support these efforts;

—	Fund our general and administrative activities;

—	Pursue licensing opportunities for our technologies;

—	Protect our intellectual property; and
—	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

—	The scope, duration and expenditures associated with our research and development;

—	The extent to which our R&D and clinical efforts are successful, and clinical trial requirements;

—	The outcome of potential partnering or licensing transactions, if any;

—	Competing technological developments;

—	Our proprietary patent position, if any, in our products; and
—	The regulatory approval process for our drug candidates.

We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements in the future to continue our operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of your investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture or licensing arrangements. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions would likely reduce the market price of our common stock.

The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2013, we had $10.7 million in fixed income marketable securities. These investments are in corporate bonds nearing maturity, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

Risks associated with reliance on Third Parties

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

We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies on a mass scale. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with strategic partners to develop and commercialize current and future products. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of technical, business and legal risks, including:

—	A development partner would likely gain access to our proprietary information, potentially enabling the partner to develop products without us or design around our intellectual property;

—

We may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our drug candidates or to their marketing and distribution; and

—

Disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts our management’s resources.

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

Our business model has been to develop new technologies and to exploit the intellectual property created through the research and development process to develop commercially successful products. For example, Calando has licensed a portion of its technology to Cerulean Pharma, Inc. and has ceased internal technical and business development activities. A significant portion of the potential value from these licenses is tied to the achievement of the development and sales milestones, which we cannot control. Similarly, the majority of the consideration, up to $140 million, potentially payable by Wisepower in connection with our sale of Unidym is tied to the achievement of commercialization milestones, which we cannot control. Although Wisepower and Cerulean are required to use certain minimum efforts to achieve the post-closing milestones, we cannot control whether they actually achieve these milestones. If the acquirers fail to achieve performance milestones, we may not receive a significant portion of the total value of any sale, license or other strategic transaction.

We rely on outside sources for various components and processes for our products.

We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist, or does not exist on acceptable terms. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected. Therefore, it is possible that our business plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors.

We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.

We have limited manufacturing capabilities and experience. ARC-520 and our other drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We also have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards.  There are a limited number of manufacturers that supply synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

Additionally, our product candidates have not yet been manufactured for commercial use. If any of our product candidates become approved for commercial sale, we will need to establish third-party manufacturing capacity. A third-party manufacturing partner may require us to fund capital improvements to support the scale-up of manufacturing and related activities. The third-party manufacturer may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If a manufacturer is unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.

Manufacturers of our approved products, if any, must comply with current good manufacturing practices (cGMP) requirements enforced by the U.S. Food and Drug Administration and other foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third-party to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated.

Risks related to managing our operations

Our success depends on the attraction and retention of senior management and scientists with relevant expertise.

Our future success depends to a significant extent on the continued services of our key employees, including Dr. Anzalone, our President and Chief Executive Officer, Dr. Bruce Given, our Chief Operating Officer, Dr. David Lewis, our Chief Scientific Officer, and Kenneth Myszkowski, our Chief Financial Officer. We do not maintain key man life insurance for any of our executives. Our ability to execute our strategy also will depend on our ability to continue to attract and retain qualified scientists and management. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

Members of our senior management team and Board may have a conflict of interest in also serving as officers and/or directors of our Subsidiaries.

While we expect that our officers and directors who also serve as officers and/or directors of our Subsidiaries will comply with their fiduciary duties owed to our stockholders, they may have conflicting fiduciary obligations to our stockholders and the minority stockholders of our Subsidiaries. Specifically, Dr. Anzalone, our President and CEO as well as Dr. Mauro Ferrari, an Arrowhead board member, are board members of Leonardo, a drug delivery company in which Arrowhead owns a 3% interest. Drs. Anzalone and Ferrari own a noncontrolling interest in Leonardo. Douglass Given, a member of our board of directors, is the brother of Bruce Given, our Chief Operating Officer. To the extent that any of our directors choose to recuse themselves from particular Board actions to avoid a conflict of interest, the other members of our Board of Directors will have a greater influence on such decisions.

Our business and operations could suffer in the event of information technology system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

Risks related to our development, regulatory approval, and marketing of our product candidates

The manufacture and sale of human therapeutic products are governed by a variety of statutes and regulations. There can be no assurance that our product candidates will obtain regulatory approval.

The sale of human therapeutic products in the U.S. and foreign jurisdictions is subject to extensive and time consuming regulatory approval which requires:

•	controlled research and human clinical testing;

•	establishment of the safety and efficacy of the product for each use sought;

•	government review and approval of a submission containing manufacturing, pre-clinical and clinical data;

•	adherence to Good Manufacturing Practice Regulations during production and storage; and

•	control of marketing activities, including advertising and labeling.

The product candidates we currently have under development will require significant development, pre-clinical and clinical testing and investment of significant funds before their commercialization. Some of our product candidates, if approved, will require the completion of post-market studies. There can be no assurance that such products will be developed and approved. The process of completing clinical testing and obtaining required approvals is likely to take a number of years and require the use of substantial resources. If we fail to obtain regulatory approvals, our operations will be adversely affected. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals.

Investors should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which affects our business in any jurisdiction where we develop product candidates.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product candidate.

We must demonstrate our product candidates’ safety and efficacy in humans through extensive clinical testing. Our research and development programs are at an early stage of development. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•	the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;
•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;
•	we or our regulators, may suspend or terminate clinical trials because the participating subjects or patients are being exposed to unacceptable health risks; and
•	our product candidates may not have the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data collected from our clinical trials may not be sufficient to support approval of our product candidates by the regulatory authorities. The clinical trials of our product candidates may not be completed on schedule, and the regulatory authorities may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a product candidate, this would delay or prevent regulatory approval of the product candidate, which could prevent us from achieving profitability.

It may take us longer than we are currently projecting to complete our clinical trials, and we may not be able to complete them at all.

Although for planning purposes, we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

Even if we achieve regulatory approval, future regulatory reviews or inspections may result in the suspension or withdrawal of one or more of our products, closure of a facility or enforcement of substantial fines.

If regulatory approval to sell any of our product candidates is received, regulatory agencies may, nevertheless, limit the categories of patients who can use them. In addition, regulatory agencies subject a marketed product, its manufacture and the manufacturers’ facilities to continual review and periodic inspection. If previously unknown problems with a product or manufacturing and laboratory facility are discovered or we fail to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions on that product or on us. The agency may require the withdrawal of the product from the market, closure of the facility or enforcement of substantial fines.

Our ability to successfully commercialize human therapeutic products may depend in part on reimbursement for the cost of such products and related treatments from government health administration authorities, private health coverage insurers and other organizations.

Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and adequate third-party coverage may not be available to establish price levels sufficient for us to realize an appropriate return on our investment in product development. When we partner our product candidates we will typically be relying on that partner to obtain cost reimbursement from third parties for the product candidate.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by clinical trial participants, consumers, health-care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;
•	impairment of our business reputation;

•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues; and
•	the inability to commercialize our product candidates.

Although we currently have liability insurance for our clinical trials our insurance coverage may not be sufficient to reimburse us for  all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

The successful commercialization of our product candidates, if approved will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug candidate by the medical community may be limited if third-party payers will not offer coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly approved drugs.  Cost control initiatives may decrease coverage and payment levels for any new drug and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care, as well as hold public hearings on these matters, which has resulted in certain private companies dropping the prices of their drugs. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially increased, our business and commercial opportunities could be materially and adversely impacted.

Risks Related to Our Patents, Licenses and Trade Secrets

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

Through our Subsidiaries, we are party to license agreements with University of Texas MD Anderson Cancer Center, Alnylam Pharmaceuticals, Inc. and other entities to incorporate their proprietary technologies into our drug products under development. These license agreements require us to pay royalties and satisfy other conditions, including conditions in some cases related to the commercialization of the licensed technology. We may not be able to successfully incorporate these technologies into marketable products or, if we do, sales may not be sufficient to recover the amounts that we are obligated to pay to the licensors. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which would limit our ability to implement our current business plan and harm our business and financial condition.

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

We license patent rights from third-party owner and we rely on such owners to obtain, maintain and enforce the patents underlying such licenses.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Alnylam and the University of Texas MD Anderson Cancer Center. We also expect to enter into additional licenses to third-party intellectual property in the future.

Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Our technology licensed from various third parties may be subject to government rights and retained rights of the originating research institutions.

We license a portion of our technology from government-funded sources such as the University of Texas MD Anderson Cancer Center. Our other licensors may have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. As of September 30, 2013, we had 32,489,444 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

Because we are a development stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will likely continue to fluctuate significantly. We may not generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

—	Announcements of developments related to our business;

—	Our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;

—	Announcements regarding the status of any or all of our collaborations or products;

—	Market perception and/or investor sentiment regarding our technology;

—	Announcements regarding developments in the RNA interference or biotechnology fields in general;

—	Market perception and/or announcements regarding other companies developing products in the field of RNA interference;

—	The issuance of competitive patents or disallowance or loss of our patent rights; and

—	Variations in our operating results.

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

The market for purchases and sales of our Common Stock may be limited, and the sale of a limited number of shares could cause the price to fall sharply.

Although our Common Stock is listed for trading on the NASDAQ Capital Market, at various times our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of our stock. For example, mandatory sales of our Common Stock by institutional holders could be triggered if an investment in our Common Stock no longer satisfies their investment standards and guidelines. It may be difficult to sell shares of our Common Stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock.

If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our Common Stock can be influenced by the research and reports that industry or securities analysts publish about our business. Currently, coverage of our Company by industry and securities analysts is limited. Investors have many investment opportunities and may limit their investments to companies that receive greater coverage from analysts. If additional industry or securities analysts do not commence coverage of the Company, the trading price of our stock could be negatively impacted. If one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price may decline. If one or more of these analysts cease to cover our industry or us or fails to publish reports about the Company regularly, our Common Stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

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

At September 30, 2013, we had leases for our corporate headquarters, located in Pasadena, California, and our research facility in Madison, Wisconsin. The Company does not own any real property. The following table summarizes the company’s leased facilities:

	Office Space	Monthly Rent	Lease Commencement	Lease Term
Pasadena, California	5,300 sq. ft.	$13,000	August 16, 2012	5.5 years
Madison, Wisconsin	24,000 sq. ft.	$56,500	February 16, 2009	10 Years

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol “ARWR”. The following table sets forth the high and low sales prices for a share of the Company’s Common Stock during each period indicated. On November 17, 2011, the Company effected a 1 for 10 reverse stock split. The share prices in the table below are shown on a post-split basis.

	Fiscal Year Ended September 30,
	2013		2012
	High	Low	High	Low
1st Quarter	$2.63	$2.01	$7.50	$3.60
2nd Quarter	2.42	1.78	6.38	4.13
3rd Quarter	2.35	1.69	7.14	3.12
4th Quarter	6.05	1.96	3.84	2.60

Shares Outstanding

At December 16, 2013, 38,700,363 shares of the Company’s Common Stock were issued and outstanding, and were owned by 275 stockholders of record, based on information provided by the Company’s transfer agent.

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

We did not repurchase any shares of our Common Stock during fiscal 2013 or fiscal 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “Smaller Reporting Company,” we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), and Tego Biosciences Corporation (“Tego”), as well as our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, and  Alvos Therapeutics, Inc. (“Alvos”), and Agonn Systems, Inc. (“Agonn”),which were merged into Arrowhead during 2013.   (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”), which was dissolved during 2013, and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, and (5) the term “Common Stock” refers to Arrowhead’s Common Stock and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

Overview

Arrowhead Research Corporation is a biopharmaceutical company developing targeted RNAi therapeutics. The Company is leveraging its proprietary drug delivery technologies to develop targeted drugs based on the RNA interference mechanism that efficiently silence disease-causing genes. These platforms have yielded several drug candidates under internal and partnered development. Arrowhead technologies also enable partners to create peptide-drug conjugates that specifically home to cell types of interest while sparing off-target tissues. Arrowhead’s pipeline includes clinical programs in chronic hepatitis B virus and obesity and partner-based programs in oncology.

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

Impairment of Intangible assets

Intangible assets consist of in-process research and development, patents and license agreements acquired in conjunction with a business acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are also reviewed annually to determine whether any impairment is necessary. Based on ASU 2012-02, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

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

Derivative Assets and Liabilities

We account for warrants and other derivative financial instruments as either equity or assets/liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these assets/liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions used could have a material impact on the resulting fair value. The primary input affecting the value of our derivatives liabilities is the Company’s stock price. For example, at September 30, 2013, a 25% change in the value of the Company’s stock price would affect the value of the derivative liability by approximately $1.2 million to $1.3 million, depending on other inputs.

Reverse Stock Split

As of November 17, 2011, the Company effected a 1 for 10 reverse stock split (the “reverse stock split”). As a result of the reverse stock split, each ten shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse split were combined into one share of Common Stock. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of Common Stock underlying outstanding Company stock options, warrants, preferred stock and any Common Stock based equity grants outstanding immediately prior to the reverse stock split was proportionally adjusted, based on the one-for-ten split ratio, in accordance with the terms of such options, warrants or other Common Stock based equity grants as the case may be. No fractional shares of Common Stock were issued in connection with the reverse stock split. Stockholders instead received cash payment in lieu of any fractional shares. Unless otherwise noted, all share and per share amounts in these have been retrospectively adjusted to reflect the reverse stock split.

Full Year Review

During 2013, the Company made substantial progress with its lead clinical candidate, ARC-520, for the treatment of chronic hepatitis B infection.  In July 2013, the Company began a Phase 1 clinical trial in Australia in healthy volunteers to characterize the safety profile of ARC-520. This trial completed enrollment in October 2013, and the Company is preparing for a Phase 2a pilot efficacy study for chronically infected HBV patients.  The Company continues to develop other clinical candidates for future clinical trials, focusing on intravenous-administered liver targets, as well as subcutaneous liver targets.  The Company has partnered programs in oncology and obesity.  The Company’s research and development efforts are concentrated at our research facility in Madison, Wisconsin.  Clinical candidates are tested  through GLP toxicology studies at outside laboratories, and drug materials for such studies, and for clinical trials, are contracted to third-party manufactures when cGMP production is required.  The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trials, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation and administration of clinical trials, are referred to as program costs, and as the Company is successful in the progression of its clinical candidates, program costs will increase.

Results of Operations

The Company had a net loss of $31.7 million for the year ended September 30, 2013, compared to a net loss of $22.1 million for the year ended September 30, 2012, an increase of $4.4 million.

The increase in the net loss was the result of a number of factors. From an operating standpoint, the main factor was higher R&D expenses of $3.3 million for preclinical GLP toxicology studies and cGMP drug manufacturing in preparation of the clinical trial for ARC-520, as well as costs for the Phase 1 clinical trial of ARC-520.  General and administrative expenses were lower in 2013 by $2.9 million, but this change was primarily due to the prior year write down of certain receivables from minority interest companies.  Salaries and payroll related expenses increased nominally in 2013, primarily due to headcount increases and general salary adjustments.  In 2013, the Company recorded a noncash impairment expense of $1.3 million to write off certain patents as a result of a termination of a license agreement.  Other expense was higher in 2013 by $6.1 million primarily due to noncash losses from the change in value of derivatives, as well as the write down of a note receivable obtained as part of our disposition of Unidym in 2011.  Details of the results of operations are presented below.

Revenues

Total revenue was $290,000 for the year ended September 30, 2013 and $147,000 for the year ended September 30, 2012.  Revenue is primarily composed of amortization of up-front patent license fee payments.  In addition, the Company had collaboration revenue of $115,000 during the year ended September 30, 2013.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the years ended September 30, 2013 and 2012 are shown in the table below.

Salary and Payroll-Related Expenses—Fiscal 2013 compared to Fiscal 2012

The Company employs scientific, technical and administrative staff at its corporate offices and its research facility. Salaries and payroll-related expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides detail of salary and related benefits expenses for the years ended September 30, 2013 and 2012.

(in thousands)

	Twelve months Ended September 30, 2013	% of Expense Category	Twelve months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
G&A—compensation-related	$3,075	46%	$3,107	48%	$(32)	-1%
R&D—compensation-related	3,593	54%	3,308	52%	285	9%
Total	$6,668	100%	$6,415	100%	$253	4%

During the year ended September 30, 2013, G&A compensation expense decreased $32,000, a decline of 1%. During the year ended September 30, 2013, R&D compensation expense increased $285,000. Compensation expense for R&D employees is primarily composed of the personnel costs at our R&D facility in Madison, Wisconsin.  During 2013, the Company hired two additional employees.  The Company plans to further increase its workforce to accelerate research and development efforts to add additional clinical candidates to its pipeline.

General & Administrative Expenses—Fiscal 2013 compared to Fiscal 2012

The following table provides details of our general and administrative expenses for the years ended September 30, 2013 and 2012.

(in thousands)

	Twelve months Ended September 30, 2013	% of Expense Category	Twelve months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Professional/outside services	$1,319	38%	$1,802	28%	$(483)	-27%
Patent expense	941	27%	1,023	16%	(82)	-8%
Facilities and related	170	5%	120	2%	50	42%
Travel	440	13%	369	6%	71	19%
Business insurance	216	6%	202	3%	14	7%
Communication and Technology	184	5%	196	3%	(12)	-6%
Office expenses	110	3%	91	1%	19	21%
Other	109	3%	2,636	41%	(2,527)	-96%
Total	$3,489	100%	$6,439	100%	$(2,950)	-46%

Professional/outside services include legal, accounting and other outside services retained by the Company. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $1.3 million during the year ended September 30, 2013, compared to $1.8 million in the comparable prior period.  The decrease in professional services relate to lower legal and consulting costs at Arrowhead, as well as a decline in those costs as they relate to our subsidiary, Calando, for which we have curtailed activities.

Patent expense was $941,000 during the year ended September 30, 2013, compared to $1,023,000 in the comparable prior period. During 2013, Calando reduced its patent expense cost by curtailing patent prosecution costs for non-strategic patents.  In August 2013, Calando terminated its license agreement with Caltech, and its rights and obligations thereto.  Accordingly patent expense related to Calando is expected to be negligible going forward.  The Company continues to invest in patent protection for its DPC technology, related product candidates and  other RNAi technology through patent filings throughout the world.  The Company expects to extend and maintain protection for its current portfolios and file new patent applications as technologies are developed and improved.

Facilities and related expense was $170,000 during the year ended September 30, 2013, compared to $120,000 in the comparable prior period. Facilities and related expense within general and administrative expenses primarily relate to rental costs associated with the Company’s headquarters in Pasadena, California. Facilities expense increased as the Company moved into a new corporate headquarters in August 2012, which costs are higher than the smaller temporary office space that was occupied in fiscal 2012.

Travel expense was $440,000 during the year ended September 30, 2013, compared to $369,000 in the comparable prior period. Travel expense increased due to general increased level of activities, particularly increased drug manufacturing, and clinical trial activities, as well as travel between the corporate office in Pasadena and our R&D facility in Madison.   Travel expense includes costs related to travel by Company personnel for operational business meetings at other company locations, business initiatives and collaborations throughout the world with other companies, marketing, investor relations, fund raising and public relations purposes.

Business insurance expense was $216,000 during the year ended September 30, 2013, compared to $202,000 in the comparable prior period. The company experienced rate decreases in its Directors and Officers insurance coverage, which was offset by additional insurance costs primarily related to specific insurance purchased to cover insurance requirements of our clinical trials for ARC-520.

Communication and technology expense was $184,000 during the year ended September 30, 2013, compared to $196,000 in the comparable prior period. The decrease was primarily due to lower information technology consulting costs,  which include normally recurring support for the Company’s network and other systems.  No major system-related upgrades were undertaken in fiscal 2013.  IT consulting fees can fluctuate depending on issues that arise with software and/or other on-going software projects.

Office expenses are administrative costs to facilitate the operations of the Company’s office facilities in Pasadena and include office supplies, copier/printing costs, postage/delivery, professional dues/memberships, books/subscriptions, staff amenities, and professional training. Office expenses were $110,000 during the year ended September 30, 2013, compared to $91,000 in the comparable prior period. The increase in office expenses was due to non-capitalized office furniture, research journals/articles and other miscellaneous administrative expenses.

Other expense was $109,000 during the year ended September 30, 2013 compared to $2.6 million in the comparable prior period. During the year ended September 30, 2012, the Company recorded reserves against receivable from its unconsolidated affiliates, Nanotope and Leonardo in the amount of $2.5 million.

Research and Development Expenses—Fiscal 2013 compared to Fiscal 2012

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following table provides details of research and development expense for the years ended September 30, 2013 and 2012.

(in thousands)

	Twelve months Ended September 30, 2013	% of Expense Category	Twelve months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Outside labs & contract services	$2,512	29%	$787	15%	$1,725	219%
In vivo studies	303	3%	302	6%	1	0%
Drug manufacturing	2,187	24%	1,256	22%	931	74%
Consulting	259	3%	375	7%	(116)	-31%
License, royalty & milestones	322	4%	274	5%	48	18%
Laboratory supplies & services	1,058	12%	794	15%	264	33%
Clinical trials	1,093	13%	599	11%	494	82%
Facilities and related	732	8%	787	15%	(55)	-7%
Sponsored research	188	2%	185	3%	3	2%
Other research expenses	52	1%	32	1%	20	63%
Total	$8,706	100%	$5,391	101%	$3,315	61%

Outside lab and contract services expense was $2,512,000 during the year ended September 30, 2013, compared to $787,000 in the comparable prior period. The increase is primarily due to GLP toxicology studies related to ARC-520, our hepatitis B clinical candidate in preparation for a Phase 1 clinical trial.  Additionally, we initiated long-term toxicology studies to support a Phase 2b, multi-dose clinical study for ARC-520.  As ARC-520 and other clinical candidates progress through clinical trials, outside lab and contract service expense is expected to increase.  Outside toxicology work can and will fluctuate depending on the number of clinical candidates the Company is developing and on the specific needs of each development candidate.

In vivo studies expense was $303,000 during the year ended September 30, 2013, compared to 302,000 in the comparable prior period. The current period expense relates to preclinical animal studies at our Madison research facility, as the Company tests formulations of new potential clinical candidates.

Drug manufacturing expense was $2.2 million during the year ended September 30, 2013, compared to $1.3 million in the comparable prior period. Drug manufacturing expense for fiscal 2013 was related to the manufacturing campaign to produce materials for the ARC-520 GLP toxicology studies and the Phase 1 clinical trial.  The Company is utilizing outside manufactures to produce these components. In the prior year, approximately half of the drug manufacturing expense was related to the production of polymer components for RONDEL.  Further development of RONDEL and CALAA-01  has been suspended as the Company focuses on its DPC delivery platform. Manufacturing costs related to ARC-520 are expected to continue as the Company prepares for a multi-dose Phase 2b clinical trial.  Also, as the Company develops other clinical candidates, it will incur related manufacturing costs for toxicology studies and future clinical trials.

Consulting expense was $259,000 during the year ended September 30, 2013, compared to $375,000 in the comparable prior period. During fiscal 2012, the Company retained the services of a former Alvos employee to consult in the transition and this contract was not renewed in 2013.  Additionally, the Company scaled back its strategic advisory board, replacing it with a clinical advisory board, to address the Company’s needs with respect to ARC-520.  The timing of such consulting expenses resulted in less costs in 2013.

License, royalty & milestone expense was $322,000 during the year ended September 30, 2013, compared to $274,000 in the comparable prior period. The licensing fees, royalty and milestones expenses in fiscal 2013 was  related  to a one-time $100,000 milestone payment due at the start of the ARC-520 clinical trial, and a one-time payment related to gain access to certain targeting technology from our acquisition of Alvos.  The prior year expense was primarily related to a one-time milestone payment made related to the Ablaris clinical trial.

Laboratory supplies and services expense was $1,058,000 during the year ended September 30, 2013, compared to $794,000 in the comparable prior period.  This increase in expense is associated with  research and development efforts related to pre-clinical programs including siRNA synthesis for the identification and screening of new liver and extra-hepatic targets, subcutaneous formulations to be utilized in therapeutic areas where chronic dosing may be required and assessing the interaction of ARC-520 with other hepatitis therapeutics.

Clinical trial expense was $1,093,000 during the year ended September 30, 2013, compared to $599,000 in the comparable prior period. Expenses relating to clinical trials are increasing as the Company advances ARC-520.  In fiscal 2013, the Company began a Phase 1 clinical trial for ARC-520 in healthy volunteers which completed enrollment in October 2013.  In fiscal 2014, the Company submitted for ethics and regulatory permission to initiate a Phase 2a pilot efficacy clinical trial in chronic HBV patients and expects to conduct a Phase 2a clinical trial in fiscal 2014.

R&D facilities expense was $732,000 during the year ended September 30, 2013, compared to $787,000 in the comparable prior period and relates to rent for a research building, but also includes related property tax, utilities, and repairs and maintenance as may be required from time to time.  Facilities expenses were fairly constant during the year and as compared to the prior period, with minor fluctuations in repairs and maintenance, electricity, property taxes and common area maintenance.

Sponsored research expense was $188,000 during the year ended September 30, 2013, compared to $185,000 in the comparable prior period. Sponsored research expense in both periods relates solely to research conducted at the University of Cincinnati for our obesity program. Such research expense is dependent upon studies undertaken, and vary based on needs and priority of the program.

Other research expense was $52,000 during the year ended September 30, 2013, compared to $32,000 in the comparable prior period. The increase primarily relates to the costs of other laboratory services, primarily waste disposal costs, which vary based on the type and  level of R&D activity.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $1,536,000 during the year ended September 30, 2013, compared to $1,241,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the additional options granted to new and existing employees in fiscal 2013, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $1,751,000 during the year ended September 30, 2013, compared to $1,749,000 during the comparable prior period. The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Roche Madison. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.  Depreciation and amortization expense is essentially unchanged from the prior year.  Calando patents were written down during the year and recorded as impairment expense, thus amortization of those patents has been completed.  This decrease was mostly offset by increased depreciation expense from newly acquired lab equipment capitalized in fiscal 2013.

Other Income / Expense

Other income / expense increased from expense of $1.0 million in fiscal 2012 to $7.1 million in fiscal 2013. The increase in other expense during fiscal 2013 was primarily due to a noncash expense of $5.3 million for the change in value of derivatives.  This expense was caused by the method of accounting for certain warrants issued by the Company that have price adjustment features.  The change in value of derivatives is impacted by the fair value calculation, based upon various inputs, but principally susceptible to a change in the Company’s stock price, which was the factor that drove the change in expense, primarily during the fourth quarter of fiscal 2013.  Additionally, the Company recorded expense of $1.0 million related to the write down of a note receivable related to the sale of our former subsidiary, Unidym.  Finally, the Company recorded a loss of $641,000 related to expenses at its minority equity investments, Leonardo and Nanotope.  During fiscal 2012, the Company recorded several nonrecurring items:  Impairment of its investment in its unconsolidated affiliate, Nanotope of $1.4 million, a loss on the disposal of fixed assets of $1.1 million, and a gain recorded upon the acquisition of Roche Madison of $1.6 million, and an impairment of its investment in Leonardo of $0.2 million. An additional component of other income/expense in fiscal 2012 was the change in value of derivatives, which was a gain of $387,000.

Liquidity and Cash Resources

As a development stage company, Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment in fiscal 2014, and beyond.

At September 30, 2013, the Company had cash on hand of approximately $19.1 million.  Excess cash invested in fixed income securities was $10.7 million. Subsequent to September 30, 2013, the Company closed an additional financing generating $60 million in net proceeds from the sale of equity.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

Cash and cash equivalents increased $15.7 million during fiscal 2013 from $3.4 million at September 30, 2012 to $19.1 million at September 30, 2013. The Company invested excess cash balances of $10.7 million in marketable securities at September 30, 2013.

Cash used in operating activities was $19.0 million, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: salary and payroll-related expenses were $7.0 million, general and administrative costs were $3.6 million, and research and development costs were $8.7 million. Cash expenses were minimally offset by cash received from revenues of $0.3 million.

Cash used by investing activities was $9.5 million, primarily related to cash investments in fixed income securities of $10.7 million, offset by proceeds from the sale of investments of $1.4 million, related to securities of Wisepower received in the sale of Unidym in 2011.  Capital expenditures were $0.3 million.

Cash provided by financing activities of $44.3 million includes $44.5 million of cash received from equity financings by the Company, offset by principal payments on capital leases of $0.2 million. The equity financings included the sale of common stock and warrants issued in December 2012 for proceeds of $3.8 million, the sale of common stock and warrants issued in the January 2013 for proceeds of $3.3 million and cash received from the sale of common and preferred stock issued in May 2013 with proceeds of $35.3 million. .The exercise of warrants during fiscal 2013 resulted in additional cash inflow of $2.1 million.

Recent Financing Activity / Sources of Capital:

On October 11, 2013, the Company closed a securities offering with certain institutional investors (the “Purchasers”), pursuant to which the Company sold 3,071,672 shares of common stock, (the “Shares”), at a purchase price of $5.86 per share, and 46,000 shares of Series C Convertible Preferred Stock (the “Preferred Shares”), at a purchase price of $1,000 per share. The Preferred Shares are convertible into shares of common stock at a conversion price of $5.86 per share of common stock. The aggregate purchase price paid by the Purchasers for the Shares and Preferred Shares was $64,000,000 and the Company received net proceeds of approximately $60,000,000, after advisory fees and offering expenses.

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

Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In conducting its evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1. All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

3.1	Certificate of Incorporation of InterActive Group, Inc., a Delaware corporation, dated December 15, 2000	Schedule 14C, as Exhibit A	December 22, 2000

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.2

Certificate of Amendment to Certificate of Incorporation of InterActive Group, Inc. (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”), filed with the Secretary of State of the State of Delaware on January 12, 2004

		Schedule 14C, as Exhibit 1	December 22, 2003

3.3	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, dated January 25, 2005	Form 10-QSB for the quarter ended December 31, 2004, as Exhibit 3.4	February 11, 2005

3.4	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, dated October 13, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 3.4	December 22, 2009

3.5	Series A Certificate of Designations, dated October 25, 2011	Current Report on Form 8-K, as Exhibit 3.1	October 26, 2011

3.6	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, dated November 17, 2011	Current Report on Form 8-K, as Exhibit 3.1	November 17, 2011

3.7	Bylaws	Schedule 14C, as Exhibit B	December 22, 2000

3.8	Amendment No. 1 to the Bylaws of Arrowhead Research Corporation	Current Report on Form 8-K, as Exhibit 3.1	April 27, 2010

3.9	Form of Series B Certificate of Designations, dated on or about May 1, 2013	Current Report on Form 8-K, as Exhibit 3.1	April 30, 2013

3.10	Form of Series C Certificate of Designations, dated on or about October 10, 2013	Current Report on Form 8-K, as Exhibit 3.1	October 10, 2013
4.1	Form of Registration Rights Agreement, July and August 2009	Current Report on Form 8-K, as Exhibit 10.2	July 17, 2009

4.2	Form of Registration Rights Agreement, dated December 11, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 4.2	December 22, 2009

4.4	Form of Common Stock Warrant expiring in September 2013	Current Report on Form 8-K, as Exhibit 10.2	September 11, 2008

4.5	Form of Warrant to Purchase Capital Stock expiring June 2014	Current Report on Form 8-K, as Exhibit 4.1	July 17, 2009

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

4.6	Form of Warrant to Purchase Capital Stock expiring December 2014	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 4.7	December 22, 2009

4.7	Form of Warrant to Purchase Common Stock expiring May 2017	Current Report on Form 8-K, as Exhibit 4.1	May 30, 2007

4.8	Form of Warrant to Purchase Common Stock expiring December 2015	Current Report on Form 8-K, as Exhibit 4.1	June 18, 2010

4.9	Form of Registration Rights Agreement between Arrowhead Research Corporation and Lincoln Park Capital Fund, LLC, dated October 20, 2011	Current Report on Form 8-K, as Exhibit 10.2	October 26, 2011

4.11	Form of Warrant to Purchase Shares of Capital Stock of Arrowhead Research Corporation expiring September 16, 2015	Current Report on Form 8-K, as Exhibit 4.1	September 22, 2010

4.12	Form of Warrant to Purchase Shares of Common Stock Expiring August 13, 2016	Current Report on Form 8-K, as Exhibit 4.1	August 13, 2012

4.13	Form of Common Stock Certificate	Amendment No. 2 to Registration Statement on Form S-1, as Exhibit 4.7	September 11, 2009

4.14	Form of Series A Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 4.13	December 20, 2011
4.15	Form of Series B Preferred Stock Certificate*

4.16	Form of Warrant to Purchase Shares of Common Stock expiring August 17, 2016	Current Report on Form 8-K, as exhibit 4.2	August 13, 2012

4.17	Form of Warrant to Purchase Shares of Common Stock expiring December 12, 2017	Current Report on Form 8-K, as exhibit 4.2	December 12, 2012

4.18	Form of Warrant to Purchase Shares of Common Stock expiring January 30, 2018	Current Report on Form 8-K, as exhibit 4.2	January 30, 2013
4.19	Form of Series C Preferred Stock Certificate*

10.1**	Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan	Schedule 14C, as Exhibit D	December 22, 2000

10.2**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex A	January 12, 2012

10.3**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.4**	Compensation Policy for Non-Employee Directors, as amended	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.12	December 14, 2006

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.5**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.6**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.8	Form of Unsecured Convertible Promissory Note Agreement, dated November 26, 2008	Current Report on Form 8-K, as Exhibit 10.1	December 3, 2008

10.9	Platform Agreement by and between Calando Pharmaceuticals, Inc. and Cerulean Pharma Inc., dated as of June 23, 2009 †	Form 10-Q for the quarter ended June 30, 2009, as Exhibit 10.1	August 10, 2009

10.10	IT-101 Agreement by and between Calando Pharmaceuticals, Inc. and Cerulean Pharma, Inc., dated as of June 23, 2009†	Form 10-Q for the quarter ended June 30, 2009, as Exhibit 10.2	August 10, 2009

10.21	Form of Series A Subscription Agreement between Arrowhead Research Corporation and certain investors	Current Report on Form 8-K, as Exhibit 10.3	October 26, 2011

10.22	Form of Purchase Agreement between Arrowhead Research Corporation and Lincoln Park Capital Fund, LLC, dated October 20, 2011	Current Report on Form 8-K, as Exhibit 10.1	October 26, 2011

10.23	Form of Common Stock Subscription Agreement between Arrowhead Research Corporation certain Investors, dated October 21, 2011	Current Report on Form 8-K, as Exhibit 10.4	October 26, 2011

10.24	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.25	Form of Investor Subscription Agreement between Arrowhead Research Corporation and Lincoln Park Capital Fund, LLC, dated October 24, 2011	Current Report on Form 8-K, as Exhibit 10.1	October 27, 2011

10.26	License and Collaboration Agreement, dated July 8, 2007 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.35	December 20, 2011

10.27	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hofmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.28	Office Lease Agreement	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 8, 2012

10.29	Form of Securities Purchase Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 99.1	August 10, 2012

10.30	Form of Subscription Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 99.1	December 12, 2012

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.31	Form of Subscription Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 99.1	January 30, 2013

10.32	Form of Securities Purchase Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 10.1	April 30, 2013

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of December 2013.

ARROWHEAD RESEARCH CORPORATION
By:	/S/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Christopher Anzalone	Chief Executive Officer, President and	December 18, 2013
Christopher Anzalone	Director (Principal Executive Officer)

/S/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	December 18, 2013
Kenneth A. Myszkowski	Financial and Accounting Officer)

/S/ Douglass Given	Chairman of the Board of Directors	December 18, 2013
Douglass Given

/S/ Mauro Ferrari	Director	December 18, 2013
Mauro Ferrari

/S/ Edward W. Frykman	Director	December 18, 2013
Edward W. Frykman

/S/ Charles P. McKenney	Director	December 18, 2013
Charles P. McKenney

/S/ Michael S. Perry	Director	December 18, 2013
Michael S. Perry

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets of Arrowhead Research Corporation and Subsidiaries, September 30, 2013 and 2012	F-4

Consolidated Statements of Operations of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2013 and 2012 and the period from May 7, 2003 (inception) through September 30, 2013

F-5
Consolidated Statement of Stockholders’ Equity of Arrowhead Research Corporation and Subsidiaries for the period from May 7, 2003 (inception) through September 30, 2013	F-6

Consolidated Statements of Cash Flows of Arrowhead Research Corporation and Subsidiaries for the years ended September 30, 2013 and 2012 and the period from May 7, 2003 (inception) through September 30, 2013

F-9
Notes to Consolidated Financial Statements of Arrowhead Research Corporation and Subsidiaries	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited the accompanying consolidated balance sheets of Arrowhead Research Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2013, and 2012 and for the period from May 7, 2003 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Research Corporation and Subsidiaries as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended September 30, 2013 and 2012, and for the period from May 7, 2003 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

December 16, 2013

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,114,444	$3,377,288
Trade receivable	75,000	9,375
Other receivables	8,663	9,930
Prepaid expenses and other current assets	615,351	618,130
Short term investments	9,030,261	106,500
Note receivable, net	—	2,446,113
TOTAL CURRENT ASSETS	28,843,719	6,567,336
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	323,376	323,376
Research equipment	3,452,013	3,319,027
Software	69,623	69,623
Leasehold improvements	2,749,409	2,749,409
	6,594,421	6,461,435
Less: Accumulated depreciation and amortization	(3,081,186)	(1,565,783)
PROPERTY AND EQUIPMENT, NET	3,513,235	4,895,652
OTHER ASSETS
Patents and other intangible assets, net	3,240,513	4,784,569
Derivative asset and other non-current assets	1,732,164	280,261
TOTAL OTHER ASSETS	4,972,677	5,064,830
TOTAL ASSETS	$37,329,631	$16,527,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,199,632	$877,986
Accrued expenses	638,884	730,775
Accrued salaries and payroll-related expenses	905,771	1,127,219
Deferred revenue	103,125	37,500
Derivative liabilities	4,096,363	647,213
Capital lease obligation	221,345	214,801
Notes payable	971,557	100,000
Other current liabilities	588,343	1,592,394
TOTAL CURRENT LIABILITIES	8,725,020	5,327,888
LONG-TERM LIABILITIES
Notes payable, net of current portion	50,000	839,421
Capital lease obligation, net of current portion	1,061,113	1,282,458
Other non-current liabilities	1,758,709	269,142
TOTAL LONG-TERM LIABILITIES	2,869,822	2,391,021
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 9,900 and 0 shares issued and outstanding as of September 30, 2013 and 2012, respectively	10	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 32,489,444 and 13,579,185 shares issued and outstanding as of September 30, 2013 and 2012, respectively	124,859	108,354
Additional paid-in capital	193,514,766	145,917,968
Subscription receivable	—	(1,016,000)
Accumulated deficit during the development stage	(166,140,969)	(134,997,680)
Total Arrowhead Research Corporation stockholders' equity	27,498,666	10,012,642
Noncontrolling interest	(1,763,877)	(1,203,733)
TOTAL STOCKHOLDERS’ EQUITY	25,734,789	8,808,909
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,329,631	$16,527,818

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

			May 7, 2003 (Inception) to September 30, 2013
	Year Ended September
	2013	2012
REVENUE	$290,266	$146,875	$4,429,100
OPERATING EXPENSES
Salaries and payroll-related expenses	6,667,669	6,414,921	33,059,799
General and administrative expenses	3,488,864	6,439,323	34,842,079
Research and development	8,705,627	5,391,463	51,324,375
Stock-based compensation	1,536,271	1,241,404	15,117,739
Depreciation and amortization	1,751,412	1,748,975	9,160,698
Impairment expense	1,308,047	—	1,308,047
Contingent consideration – fair value adjustments	1,421,652	—	1,421,652
TOTAL OPERATING EXPENSES	24,879,542	21,236,086	146,234,389
OPERATING LOSS	(24,589,276)	(21,089,211)	(141,805,289)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(641,141)	(240,154)	(1,604,548)
Impairment of investment in unconsolidated affiliates	—	(1,642,775)	(1,642,775)
Gain on purchase of Roche Madison	—	1,576,107	1,576,107
Gain (loss) on sale of fixed assets, net	(76,388)	(1,079,377)	(1,282,853)
Realized and unrealized gain (loss) in marketable securities	—	(58,091)	62,954
Interest income (expense), net	(97,910)	35,966	2,652,534
Change in value of derivatives	(5,300,389)	386,892	(2,018,985)
Gain on sale of stock in subsidiary	—	—	2,292,800
Other income (expense)	(997,975)	—	(747,975)
TOTAL OTHER INCOME (EXPENSE)	(7,113,803)	(1,021,432)	(712,741)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,703,079)	(22,110,643)	(142,518,030)
Provision for income taxes	—	—	—
LOSS FROM CONTINUING OPERATIONS	(31,703,079)	(22,110,643)	(142,518,030)
Loss from discontinued operations	(354)	(80)	(47,546,996)
Gain on disposal of discontinued operations	—	—	4,708,588
NET LOSS FROM DISCONTINUED OPERATIONS	(354)	(80)	(42,838,408)
NET LOSS	(31,703,433)	(22,110,723)	(185,356,438)
Net loss attributable to noncontrolling interests	560,144	984,795	19,379,429
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(31,143,289)	$(21,125,928)	$(165,977,009)
NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD SHAREHOLDERS — BASIC & DILUTED:	$(1.30)	$(1.90)
Weighted average shares outstanding — basic and diluted	24,002,224	11,129,766

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

From inception to September 30, 2013

					Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000	—	$—	$—	$—	$—	$—	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680	—	—	1,678,320	—	—	—	1,680,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(168,000)	—	—	—	(168,000)
Net loss for period from inception to September 30, 2003	—	—	—	—	—	—	(95,238)	—	(95,238)
Balance at September 30, 2003	468,000	$4,680	—	$—	$1,510,320	$—	$(95,238)	$—	$1,419,762
Exercise of stock options	7,500	75	—	—	14,925	—	—	—	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	—	—	474,525	—	—	—	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	—	—	499,500	—	—	—	500,000
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(96,500)	—	—	—	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	—	—	9,906,573	—	—	—	9,913,182
Common stock issued in reverse acquisition	70,553	706	—	—	(151,175)	—	—	—	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	—	—	162,587	—	—	—	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	—	—	533,988	—	—	—	534,344
Stock issuance cost charged to additional paid-in capital	—	—	—	—	(991,318)	—	—	—	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	—	—	14,925	—	—	—	15,000
Exercise of stock options @ $10.00 per share	600	6	—	—	5,994	—	—	—	6,000
Stock-based compensation	—	—	—	—	175,653	—	—	—	175,653
Net loss for the year ended September 30, 2004	—	—	—	—	—	—	(2,528,954)	1,777,699	(751,255)
Balance at September 30, 2004	1,363,155	$13,645	—	$—	$12,059,997	$—	$(2,624,192)	$1,777,699	$11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	—	—	20,705,522	—	—	—	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	—	—	24,975	—	—	—	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,225	502	—	—	1,999,498	—	—		2,000,000
Common stock issued for services	1,250	12	—	—	49,988	—	—	—	50,000
Stock-based compensation	—	—	—	—	508,513	—	—	—	508,513
Change in percentage of ownership in subsidiary	—	—	—	—	230,087	—	—	—	230,087
Net loss for the year ended September 30, 2005	—	—	—	—	—	—	(6,854,918)	121,491	(6,733,427)
Balance at September 30, 2005	2,798,419	$27,997	—	$—	$35,578,580	$—	$(9,479,110)	$1,899,190	$28,026,657
Exercise of stock options	11,579	116	—	—	341,421	—	—	—	341,537
Common stock issued @ $48.80 per share	20,485	205	—	—	999,795	—	—	—	1,000,000
Common stock issued @ $38.40 per share	1,500	15	—	—	57,585	—	—	—	57,600
Common stock and warrants issued @ $35.00 per unit	559,000	5,590	—	—	19,539,410	—	—	—	19,545,000
Common stock issued @ $59.10 per share	2,538	25	—	—	149,975	—	—	—	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	—	—	1,077,125	—	—	—	1,077,333
Stock-based compensation	—	—	—	—	1,369,478	—	—	—	1,369,478
Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(18,997,209)	(964,752)	(19,961,961)

					Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at September 30, 2006	3,414,359	$34,156	—	$—	$59,113,369	$—	$(28,476,319)	$934,438	$31,605,644
Exercise of stock options	18,616	186	—	—	434,541	—	—	—	434,727
Common stock and warrants issued @ $57.80 per unit	284,945	2,849	—	—	15,149,366	—	—	—	15,152,215
Arrowhead’s increase in proportionate share of Insert Therapeutics’ equity	—	—	—	—	2,401,394	—	—	—	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	—	—	5,398,569	—	—	—	5,400,000
Stock-based compensation	—	—	—	—	2,175,544	—	—	—	2,175,544
Net loss for the year ended September 30, 2007	—	—	—	—	—	—	(29,931,118)	(781,829)	(30,712,947)
Balance at September 30, 2007	3,861,042	$38,622	—	$—	$84,672,783	$—	$(58,407,437)	$152,609	$26,456,577
Exercise of stock options	10,536	106	—	—	289,921	—	—	—	290,027
Common stock and warrants issued at approximately $18.00 per unit	386,398	3,867	—	—	6,956,718	—	—	—	6,960,585
Arrowhead’s increase in proportionate share of Unidym’s equity	—	—	—	—	1,720,962	—	—	—	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	—	—	135,950	—	—	—	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	—	—	199,929	—	—	—	200,000
Common stock issued @ $29.50 per share to purchase MASA Energy, LLC	10,505	105	—	—	309,895	—	—	—	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	—	—	249,886	—	—	—	250,000
Common stock issued @ $21.80 per share	1,500	15	—	—	32,685	—	—	—	32,700
Stock-based compensation	—	—	—	—	3,187,397	—	—	—	3,187,397
Net loss for the year ended September 30, 2008	—	—	—	—	—	—	(27,089,030)	(152,609)	(27,241,639)
Balance at September 30, 2008	4,293,452	$42,950	—	$—	$97,756,126	$—	$(85,496,467)	$—	$12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym’s shares	205,839	2,059	—	—	1,131,617	—	—	—	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym’s shares	222,222	2,222	—	—	1,156,111	—	—	—	1,158,333
Reclassification of former Unidym mezzanine debt to equity	—	—	—	—	2,000,000	—	—	—	2,000,000
Arrowhead’s increase in proportionate share of Calando’s equity	—	—	—	—	2,120,250	—	—	—	2,120,250
Common stock and warrants issued @ $3.00 per unit	919,664	9,197	—	—	2,749,796	—	—	—	2,758,993
Change in percentage ownership in subsidiary	—	—	—	—	16,297	—	—	—	16,297
Stock-based compensation	—	—	—	—	2,676,170	—	—	—	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	300,000	(300,000)	—	—	—
Amortization of discount on Unidym Series D Preferred Stock	—	—	—	—	163,960	—	(163,960)	—	—
Net loss for the year ended September 30, 2009	—	—	—	—	—	—	(19,308,392)	—	(19,308,392)
Balance at September 30, 2009	5,641,177	$56,428	—	$—	$110,070,327	$(300,000)	$(104,968,819)	$—	$4,857,936
Exercise of stock options	688	7	—	—	7,624	—	—	—	7,631
Issuance of Preferred Stock for Subscription in Unidym	—	—	—	—	—	300,000	—	—	300,000
Issuance of Unidym’s common stock to minority shareholders	—	—	—	—	245,345	—	—	54,655	300,000
Common stock and warrants issued @ $6.34 per unit	508,343	5,083	—	—	3,217,813	—	—	—	3,222,896
Common stock and warrants issued @ $13.12 per unit	659,299	6,593	—	—	7,861,985	—	—	—	7,868,578
Establish derivative liability	—	—	—	—	(4,169,907)	—	—	—	(4,169,907)
Common Stock issued to Calando stockholders in exchange for Calando’s shares	122,000	1,220	—	—	(160,667)	—	—	159,447	—
Common Stock issued to Unidym stockholders in exchange for Unidym’s shares	15,318	153	—	—	(1,435)	—	—	1,282	—
Stock-based compensation	—	—	—	—	1,582,149	—	—	—	1,582,149
Exercise of warrants	225,189	2,250	—	—	1,063,600	—	—	200	1,066,050

					Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit during the Development Stage	Noncontrolling interest	Totals

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Net loss for the year ended September 30, 2010	—	—	—	—	—	—	(5,774,048)	(1,182,990)	(6,957,038)
Balance at September 30, 2010	7,172,014	$71,734	—	$—	$119,716,834	$—	$(110,742,867)	$(967,406)	$8,078,295
Exercise of warrants	8,656	87	—	—	43,192	—	—	—	43,279
Exercise of stock options	2,700	27	—	—	13,857	—	—	—	13,884
Divestiture of Unidym	—	—	—	—	—	—	—	254,275	254,275
Issuance of preferred stock in subsidiary	—	—	—	—	1,618,509	—	—	—	1,618,509
Change in percentage of ownership in subsidiary	—	—	—	—	(849,707)	—	—	849,707	—
Stock-based compensation	—	—	—	—	1,404,640	—	—	—	1,404,640
Common stock issued @ $3.80 per share	1,458,916	14,574	—	—	4,629,110	—	—	—	4,643,684
Issuance of Common Stock for Subscription			—	—	900,000	(900,000)			—
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(3,128,885)	(363,514)	(3,492,399)
Balance at September 30, 2011	8,642,286	$86,422	—	$—	$127,476,436	$(900,000)	$(113,871,752)	$(226,938)	$12,564,167
Exercise of stock options	4,583	45	—	—	23,788	—	—	—	23,833
Stock-based compensation	—	—	—	—	1,241,404	—	—	—	1,241,404
Common stock issued @ $3.80 per share	138,158	1,382	—	—	523,618	(100,000)	—	—	425,000
Common stock issued @ $3.70 per share	675,000	6,750	—	—	2,241,000		—	—	2,247,750
Common stock issued @ $4.00 per share	100,000	1,000	—	—	399,000	—	—	—	400,000
Common stock issued @ $6.23 per share	83,211	83	—	—	499,918	—	—	—	500,001
Common stock issued @ $5.11 per share	97,831	98	—	—	499,903	—	—	—	500,001
Common stock and warrants issued @ $2.76 per unit	2,260,869	2,261	—	—	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	68,926	689	—	—	(689)	—	—	—	—
Common stock issued in acquisitions	1,217,159	9,332	—	—	6,138,498	—	—	—	6,147,830
Fractional shares redeemed in reverse stock split	(131)	—	—	—	—	—	—	—	—
Preferred stock issued @ $1,000 per share	—	—	1,015	1	1,014,999	—	—	—	1,015,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	—	—	—	—
Exercise of Calando stock options	—	—	—	—	—	—	—	8,000	8,000
Exercise of warrants	15,511	16	—	—	50,390	—	—	—	50,406
Net loss for the year ended September 30, 2012	—	—	—	—	—	—	(21,125,928)	(984,795)	(22,110,723)
Balance at September 30, 2012	13,579,185	$108,354	—	$—	$145,917,968	$(1,016,000)	$(134,997,680)	$(1,203,733)	$8,808,909
Exercise of warrants	1,182,451	1,183	—	—	2,053,416	—	—	—	2,054,599
Exercise of stock options	675	1	—	—	2,578	—	—	—	2,579
Stock-based compensation	—	—	—	—	1,536,271	—	—	—	1,536,271
Subscription payment	—	—	—	—	—	16,000	—	—	16,000
Subscription reversal	(267,444)	(2,674)	—	—	(997,326)	1,000,000	—	—	—
Common stock issued @ $4.49 per share to Roche	239,894	240	—	—	985,809	—	—	—	986,049
Common stock and warrants issued @ $2.26 per unit	1,825,079	1,825	—	—	3,814,643	—	—	—	3,816,468
Common stock and warrants issued @ $2.12 per unit	1,667,051	1,667	—	—	3,255,192	—	—	—	3,256,859
Common stock issued @ $1.83 per share	14,262,553	14,263	—	—	25,445,236	—	—	—	25,459,499
Establish and settlements related to derivative liability	—	—	—	—	1,600,989	—	—	—	1,600,989
Preferred stock issued @ 1,000 per share	—	—	9,900	10	9,899,990	—	—	—	9,900,000
Net loss for the year ended September 30, 2013	—	—	—	—	—	—	(31,143,289)	(560,144)	(31,703,433)
Balance at September 30, 2013	32,489,444	$124,859	9,900	$10	$193,514,766	$—	$(166,140,969)	$(1,763,877)	$25,734,789

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

( A Development Stage Company)

Consolidated Statements of Cash Flows

			May 7, 2003 (Date of inception) to September 30, 2013
	Year ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss	$(31,703,433)	$(22,110,723)	$(185,356,438)
Net (income) loss attributable to noncontrolling interests	560,144	984,795	19,379,429
Net income (loss) attributable to Arrowhead	(31,143,289)	(21,125,928)	(165,977,009)
(Income) loss from discontinued operations	354	80	42,838,408
Realized and unrealized (gain) loss on investments	—	58,091	(762,954)
Charge for bad debt allowance	—	2,497,300	2,497,300
(Gain) loss from sale of subsidiary	—	—	(306,344)
(Gain) loss on purchase of Roche Madison	—	(1,576,107)	(1,576,107)
(Gain) loss on disposal of fixed assets	76,388	1,079,377	1,282,853
Stock issued for professional services	—	—	741,632
Change in value of derivatives	5,300,389	(386,892)	2,018,985
Contingent consideration – fair value adjustments	1,421,652	—	1,421,652
Purchased in-process research and development	—	—	15,851,555
Stock-based compensation	1,536,271	1,241,404	15,117,739
Depreciation and amortization	1,751,412	1,748,975	9,160,698
Amortization (accretion) of note discounts, net	128,406	9,390	129,858
Gain on sale of stock in subsidiary	—	—	(2,292,800)
Noncash impairment expense	2,315,721	1,642,775	3,958,496
Equity in income (loss) of unconsolidated affiliates	—	240,154	963,407
Noncontrolling interest	(560,144)	(984,795)	(19,379,429)
Changes in operating assets and liabilities:
Trade receivables	(65,625)	162,855	34,415
Other receivables	1,080	(938,179)	(2,542,062)
Prepaid expenses	44,713	(338,531)	(436,386)
Other current assets	(1,811)	(30,600)	(165,566)
Accounts payable	321,647	291,876	819,957
Accrued expenses	27,920	186,369	748,829
Other liabilities	(187,910)	882,296	942,251
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(19,032,826)	(15,340,090)	(94,910,622)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchases of property and equipment	(296,880)	(479,710)	(4,342,189)
Proceeds from sale of investments	1,419,079	509,009	4,732,688
Proceeds from sale of fixed assets	89,505	290,312	522,192
Purchase of marketable securities	(10,732,571)	—	(29,308,486)
Proceeds from sale of marketable securities	—	—	18,888,265
Cash transferred in acquisitions/divestitures	—	121,033	(1,579,365)
Purchase of MASA Energy, LLC	—	—	(250,000)
Minority equity investment	—	—	(2,000,000)
Cash paid for interest in Insert	—	—	(10,150,000)
Cash obtained from interest in Insert	—	—	10,529,594
Proceeds from sale of subsidiaries	—	—	359,375
Payment for patents	—	—	(303,440)
Restricted cash	—	—	50,773
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(9,520,867)	440,644	(12,850,593)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital lease obligations	(214,801)	(196,606)	(411,407)
Proceeds from issuance of common stock, preferred stock and warrants, net	44,506,004	10,958,231	150,759,015
Proceeds from issuance of Calando debt	—	—	2,516,467
Proceeds from sale of stock in subsidiary	—	8,000	20,902,100
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	44,291,203	10,769,625	173,766,175
Cash flows from discontinued operations:
Operating cash flows	(354)	(280)	(46,004,141)
Investing cash flows	—	—	790,625
Financing cash flows	—	—	(1,677,000)
Net cash used in discontinued operations:	(354)	(280)	(46,890,516)
NET INCREASE (DECREASE) IN CASH	15,737,156	(4,130,101)	19,114,444
CASH AT BEGINNING OF PERIOD	3,377,288	7,507,389	—
CASH AT END OF PERIOD	19,114,444	$3,377,288	$19,114,444
Supplementary disclosures:
Interest paid	$42,044	$42,269	$322,732
Taxes paid	$—	$—	$742,500

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

On October 21, 2012, Arrowhead issued 239,894 shares of Common Stock to Roche in accordance with the terms of the Stock and Asset Purchase Agreement for Roche Madison Inc., to settle a liability of $986,049, which the Company had recorded upon the acquisition.

Arrowhead Research Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), Calando Pharmaceuticals, Inc. (“Calando”), Ablaris Therapeutics, Inc. (“Ablaris”), and Tego Biosciences Corporation (“Tego”), as well as our former subsidiary, Unidym, Inc. (“Unidym”), which was divested in January 2011, and  Alvos Therapeutics, Inc. (“Alvos”) and Agonn Systems, Inc. (“Agonn”),which were merged into Arrowhead during 2013.   (4) the term “Minority Investments” refers collectively to Nanotope, Inc. (“Nanotope”), which was dissolved during 2013, and Leonardo Biosystems, Inc. (“Leonardo”) in which the company holds a less than majority ownership position, (5) the term “Common Stock” refers to Arrowhead’s Common Stock, (6) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock   and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock. All Arrowhead share and per share data have been adjusted to reflect a one for ten reverse stock split effected on November 17, 2011.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research Corporation is a biopharmaceutical company developing targeted RNAi therapeutics. The Company is leveraging its proprietary drug delivery technologies to develop targeted drugs based on the RNA interference mechanism that efficiently silence disease-causing genes. Arrowhead technologies also enable partners to create peptide-drug conjugates that specifically home to cell types of interest while sparing off-target tissues. Arrowhead’s pipeline includes clinical programs in chronic hepatitis B virus and obesity and partner-based programs in oncology.

Liquidity

Historically, The Company’s primary source of financing has been through the sale of securities of Arrowhead Research Corp. Research and development activities have required significant capital investment since the Company’s inception and we expect our operations to continue to require cash investment in fiscal 2014 and beyond as the Company continues its research and development efforts, as well as clinical trials, and related drug manufacturing.

At September 30, 2013, the Company had $19.1 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 18 months.  These bonds provide a source of liquidity, although the Company plans to hold them until maturity.  At September 30, 2013, the Company had invested $10.8 million in these bonds.  During October 2013, the Company completed an additional financing through the sale of equity securities in the amount of $60 million, providing additional liquidity to the Company.  During the year ended September 30, 2013, the Company’s cash position increased by $15.7 million. The Company received cash from the issuance of equity of $44.5 million, cash from the sale of its holdings of stock in Wisepower Co. Ltd of $1.4 million, and cash from licensing revenue of $0.2 million. The Company had cash outflow of $19.8 million related to its continuing operating activities and capital expenditures of $0.3 million.

On October 21, 2011, Arrowhead completed the acquisition of certain RNAi assets from Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., including intellectual property and a research and development facility in Madison, Wisconsin. At the time of the acquisition, the facility had 41 employees. Due to the costs associated with operating the facility, including personnel costs, rent, research and development expenses, and other costs, cash expenses have increased, and it is expected that the Company will incur higher cash expenses during the remainder of 2013 and beyond, relative to periods prior to the acquisition, as the Company accelerates its preclinical and clinical development efforts.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries, Arrowhead Madison, Calando, Ablaris, Tego, and until its disposition in January 2011, Unidym. In 2013, Agonn and Alvos were merged into Arrowhead.  Prior to April 2008, Arrowhead’s Subsidiaries included Insert Therapeutics, Inc. (“Insert”), which was merged with Calando in April 2008. The merged entity is majority-owned by Arrowhead and continues to operate under the name of Calando. In January 2011, Arrowhead sold its interests in Unidym to Wisepower, and in December 2009, Tego completed a sale of its assets to Luna Innovations, Inc. Unidym and Tego results are included in the Income (Loss) from Discontinued Operations. Income (Loss) from Discontinued Operations also includes Aonex Technologies, Inc., sold in May 2008, and Nanotechnica, Inc., dissolved in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include valuing the stock of the Subsidiaries, assumptions to calculate stock-based compensation expense, allowance for doubtful accounts, deferred tax asset valuation allowance, derivative assets and liabilities, contingent consideration, noncontrolling interest and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no restricted cash at September 30, 2012 and 2013.

Concentration of Credit Risk—The Company maintains checking accounts for Arrowhead and separate accounts for each Subsidiary at two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

Investments—the Company invests excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. This statement requires certain securities to be classified into three categories:

Held-to-maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities—Debt and equity securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale—Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At September 30, 2013, the Company classified all of its investments as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

As of September 30, 2013, all short-term investments were comprised of corporate bonds with maturity dates of less than one year. Certain investments maturing in excess of twelve months, but less than 24 months are classified as long-term investments.  As of

September 30, 2013, the amortized cost of such bonds was $10,732,414. For the year ended September 30, 2013, gross unrealized losses were $41,643; gross unrealized gains were $7,500. The total fair value of the investments at September 30, 2013 was $10,698,271.

See further information regarding fair market value of marketable debt securities in Note 11 – Fair Value Measurements, such fair market data is obtained from independent pricing services.

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

Intangible Assets Subject to Amortization—At September 30, 2013, intangible assets subject to amortization included patents and certain license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

In-Process Research & Development (IPR&D)—IPR&D assets represent capitalized on-going research projects that Arrowhead acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of R&D efforts associated with the project. Upon successful completion of a project, Arrowhead will make a determination as to the then remaining useful life of the intangible asset and begin amortization. Based on early adoption of ASU 2012-02, Arrowhead tests its indefinite-lived assets for impairment at least annually, through a two-step process. The first step is a qualitative assessment to determine if it is more likely than not that the indefinite lived assets are impaired. Arrowhead considers relevant events and circumstances that could affect the inputs used to determine the fair value of the intangible assets. If the qualitative assessment indicates that it is more likely than not that the intangible assets is impaired, a second step is performed which is a quantitative test to determine the fair value of the intangible asset. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recorded in the amount of that excess. If circumstances determine that it is appropriate, the Company may also elect to bypass step one, and proceed directly to the second step.

Contingent Consideration—The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. We record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date.  We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Equity Investments—Arrowhead had a noncontrolling equity investment in Nanotope, a privately held biotechnology company, which is recorded in Other Assets. Historically, this investment was carried at cost less Arrowhead’s proportionate share of Nanotope’s operating loss for the period since investment. The investment was fully reserved in 2012.  During 2013, Nanotope was dissolved.

Minority Equity Investments—The Company’s minority equity investment in Leonardo, a privately held biotechnology company, had been recorded in Other Assets, however, an impairment charge was recorded in 2012, and its net book value at September 30, 2013 is $0. This investment has been accounted for under the cost method of accounting.

Noncontrolling Interests in Majority-Owned Subsidiaries—Operating losses applicable to majority-owned Calando, Ablaris and, prior to its disposal, Unidym have periodically exceeded the noncontrolling interests in the equity capital of either Subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any Subsidiary whether wholly-owned or majority-owned. The Company allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment in accordance with FASB ASC 810-10.

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

Derivative Assets and Liabilities—We account for warrants and other derivative financial instruments as either equity or assets/liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these assets/liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2013, the Company sold all shares of Wisepower from the First Tranche, and realized approximately $1.4 million in proceeds. It is unclear when or if the Company will receive the Second Tranche. The Company recorded the $1.4 million proceeds realized from the First Tranche against the $2.5 million value of the Wisepower Note, and has recorded a reserve for the balance of the receivable of $1.1 million, which is presented as a part of other expense on the Company’s Statement of Operations.

NOTE 3. INVESTMENTS

The Company invests its excess cash balances in short-term and long-term debt securities.  Investments at September 30, 2013 consisted of corporate bonds with maturities remaining of less than two years at the time of purchase.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, US Treasuries, US government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At September 30, 2013, all investments were classified as held-to-maturity securities.

The following table summarizes the Company’s short and long-term investments as of September 30, 2013.  There were no comparable investments as of September 30, 2012.

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$9,030,261	$7,500	$(39,281)	$8,998,480
Commercial notes (due after one year through two years)	$1,702,153	—	$(2,362)	$1,699,791
Total	$10,732,414	$7,500	$(41,643)	$10,698,271

NOTE 4. ACQUISITIONS

Roche Madison

On October 21, 2011, the Company entered into a Stock and Asset Purchase Agreement (the “RNAi Purchase Agreement”) with Hoffmann-La Roche Inc. and F Hoffmann-La Roche Ltd (collectively, “Roche”), pursuant to which the Company purchased from Roche (i) all of the outstanding common stock of Roche Madison Inc. (“Roche Madison”, now “Arrowhead Madison”) and (ii) the intellectual property rights then held by Roche related to its RNAi business and identified in the RNAi Purchase Agreement (the “Transaction”). In consideration for the purchase of Roche Madison and the Roche RNAi assets, the Company issued to Roche a promissory note with a principal value of $50,000 and 1,288,158 shares of Common Stock.

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

In addition to the consideration paid by the Company as per the closing terms, the Company is obligated to make certain royalty and milestone payments to Roche upon the occurrence of certain events. For certain product candidates that are developed by the Company that are covered by a valid claim by the patent rights transferred in the Transaction for which the Company and Roche do not enter into a licensing arrangement, the Company will be obligated to pay a 3% royalty on Net Sales (as defined in the RNAi Purchase Agreement), provided that the royalty rate may be reduced or offset in certain circumstances. The obligation to pay royalties on such candidates will last until the later of (i) the expiration of the last to expire patent right related to such product candidate that was transferred in the Transaction and (ii) ten years after the first commercial sale of such product candidate.

The Company will also be obligated to make cash payments to Roche upon the achievement of various milestones for certain clinical candidates, for which the Company and Roche do not enter into a licensing arrangement, including the first regulatory approval in certain jurisdictions, and upon certain annual sales milestones for candidates that receive regulatory approval. The potential payments range from $2,500,000 to $6,000,000 per milestone. At the time of acquisition, the Company’s estimate of future payments for potential royalties and milestones had a net present value of $84,935 which was recorded as contingent consideration as a part of other noncurrent liabilities. Contingent consideration is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments are calculated.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  These estimates are based on many unknown variables that are difficult to estimate, and due to the extended process of drug development prior to marketing of drug candidates, the models must extend many years into the future.  Such predictions are inherently uncertain.  Each year, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  Any adjustment to the contingent consideration liability is reflected in the Company’s Statement of Operations.  As of September 30, 2013, the contingent consideration liability had been increased by $1.4 million, which is recorded as a part of other noncurrent liabilities on the Company’s Consolidated Balance Sheet. For additional information related to our valuation of this obligation, see Note 11, Fair Value Measurements.

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

Alvos Therapeutics

On April 5, 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Alvos Therapeutics, Inc., (“Alvos”), a privately held company that licensed a large platform of proprietary human-derived Homing Peptides, and the method for their discovery, from MD Anderson Cancer Center. In conjunction with the acquisition, Arrowhead hired one employee from Alvos. In exchange for all of the outstanding shares of Alvos, Arrowhead issued an upfront payment of 315,457 shares of Common Stock. The former Alvos stockholders are also eligible to receive additional issuances of stock valued at up to $23.5 million at the time of issuance based on the future achievement of clinical, regulatory and sales milestones. Based on the Company’s estimate of future payments, a net present value of $88,686 was calculated as contingent consideration, and is recorded as a part of other noncurrent liabilities.  Similar to contingent consideration related to the Roche Madison acquisition, a forecasting model was used to determine potential future payments to the former shareholders of Alvos. Each year, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  Any adjustment to the contingent consideration liability is reflected in the Company’s Statement of Operations.  No adjustments to this contingent consideration have been made since the date of acquisition.  For additional information related to our valuation of this obligation, see Note 11, Fair Value Measurements.

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

NOTE 5. INTANGIBLE ASSETS

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

The license agreements are being amortized over the estimated life remaining at the time of acquisition which was 4 years. Patents are amortized over a period of three years to twenty years. The weighted average original amortization period is twelve years. Amortization of license agreements and patents is expected to be approximately $55,000 for fiscal years 2014 and 2015, $13,000 in 2016, and zero thereafter.

On August 5, 2013, Calando terminated a License Agreement with the California Institute of Technology (the “License”).  The License provided Calando with exclusive rights to develop and commercialize therapeutics based on the linear cyclodextrin drug delivery technology invented at Caltech.  The drug delivery technology platforms, CyclosertTM and RONDELTM, as well as the drug candidates IT-101 and CALAA-01, were developed based on the licensed technology.  Calando was responsible to direct and pay for the prosecution of the patents and patent applications covered by the License and to progress the technology. In conjunction with a previous business acquisition, the patents covered by this license agreement had been capitalized, and had a net book value of $1.3 million at June 30, 2013.  Management has determined that the value of the patents was impaired as of June 30, 2013, and the Company recorded an impairment charge of $1.3 million, and is presented as a part of operating expenses for the year ended September 30, 2013.

We review amounts capitalized as IPR&D for impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the event the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values. We continue to test our indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned.

The below table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2011	$—	$1,731,211	$1,731,211
Additions—Madison acquisition	944,935	230,000	1,174,935
Additions—Alvos acquisition	2,172,387	—	2,172,387
Amortization	—	(293,964)	(293,964)
Balance at September 30, 2012	$3,117,322	$1,667,247	$4,784,569
Impairment	—	(1,308,047)	(1,308,047)
Amortization	—	(236,009)	(236,009)
Balance at September 30, 2013	$3,117,322	$123,191	$3,240,513

NOTE 6. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison Inc., Arrowhead also maintains majority ownership in Calando Pharmaceuticals, Ablaris Therapeutics, Inc., and a minority investment in Leonardo Biosystems, Inc.

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

As of September 30, 2013, Calando owed to Arrowhead $4.3 million under a series of 8% simple interest notes and advances. It is expected that these loans will either be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation.

As of September 30, 2013, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

Ablaris Therapeutics, Inc.

Ablaris was formed and began operations in fiscal 2011, based on the license of certain anti-obesity technology developed at the MD Anderson Cancer Center at the University of Texas. During fiscal 2011, Ablaris raised $2.9 million in cash, of which $1.3 million was invested by Arrowhead and $1.6 million was invested by outside investors, through the issuance of Ablaris Series A Preferred stock.

As of September 30, 2013, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Leonardo Biosystems, Inc.

Leonardo is developing a drug-delivery platform technology based on novel methods of designing porous silicon microparticles that selectively accumulate in tumor vasculature. Arrowhead accounts for its investment in Leonardo using the cost method of accounting. As of September 30, 2013, Leonardo owed to Arrowhead $1.1 million, which is fully reserved due to the uncertainty of whether such amount will be repaid. As of September 30, 2013, Arrowhead’s ownership interest in Leonardo was 3%.

NOTE 7. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment at maturity. At September 30, 2013, the Note is reflected on the balance sheet at the maturity amount of $1.0 million less a discount of $28,443.

NOTE 8. STOCKHOLDERS’ EQUITY

At September 30, 2013, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At September 30, 2013, 32,489,444 shares of Common Stock were outstanding; 9,900 shares of Preferred Stock were outstanding. At September 30, 2013, 153,200 shares and 3,419,285 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, respectively.

The Preferred Stock is convertible to Common Stock by its holder at its stated conversion price, though the Preferred Stock is not convertible to the extent the holder would beneficially own more than 9.99% of the number of Common Stock immediately after the conversion.  The holders of Preferred Stock are eligible to vote with the Common Stock of the Company on an as-converted basis, but only to the extent they are eligible for conversion without exceeding the 9.99% ownership limitation. The Preferred Stock does not carry a coupon, but the Preferred Stock is entitled to receive dividends on a pari passu basis with Common Stock, when and if declared.  In any liquidation or dissolution of the Company, the holders of Preferred Stock are entitled to participate in the distribution of the assets, to the extent legally available for distribution, on a pari passu basis with the Common Stock.

On September 30, 2011, the Company sold 1,191,473 shares of Common Stock at a price of $3.80 per share. Cash proceeds received in fiscal 2011 were $4.5 million. On October 4, 2011, the Company completed a second closing of the offering in which the Company sold 138,158 shares of Common Stock at a price of $3.80 per share. Cash proceeds were $525,000.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of September 30, 2013, the Company had drawn $1 million from the facility.

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

In December 2012, the Company sold 1,825,079 units at a price of $2.26 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. Gross proceeds from the offering were $4.1 million excluding offering fees and expenses. The exercise price of these warrants was $1.83 as of September 30, 2013, and may decrease based on certain specified events.  As a result, the Company determined these warrants were ineligible for equity classification.  Refer to Note 11 for further discussion regarding these warrants.

In January 2013, the Company sold 1,667,051 units at a price of $2.12 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. Gross proceeds from the offering were $3.5 million excluding offering fees and expenses. The exercise price of these warrants was $1.83 as of September 30, 2013, and may decrease based on certain specified events.  As a result, the Company determined these warrants were ineligible for equity classification.  Refer to Note 11 for further discussion regarding these warrants.

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

The following table summarizes information about warrants outstanding at September 30, 2013:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	3.6
$5.00	1,155,023	1.2
$5.09	461,024	1.2
$1.38	187,313	2.2
$4.16	1,000	3.2
$3.25	1,685,870	2.9
$2.12	75,000	4.2
$1.83	742,396	4.2
Total warrants outstanding	4,402,523

NOTE 9. LEASES

In May 2012, the Company signed a lease for new office space for its corporate headquarters, and moved into the new location in August 2012. The lease has a five-year term; rental costs are approximately $13,000 per month, increasing 3% annually.

The Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $22,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $13,000 per month. Utilities costs are approximately $15,000 per month. Including monthly payments recorded under a capital lease of approximately $21,000, total monthly costs are approximately $71,000 per month.

Facility and equipment rent expense, related to continuing operations, for the year ended September 30, 2013 and 2012 was $534,000 and $480,000, respectively. From inception to date, rent expense was $4,660,000.

As of September 30, 2013, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2014	$256,846
2015	256,846
2016	256,846
2017	256,846
2018	256,846
2019 and thereafter	107,019
Less interest	(108,791)
Principal	1,282,458
Less current portion	(221,345)
Noncurrent portion	$1,061,113

As of September 30, 2013, future minimum lease payments due in fiscal years under operating leases are as follows:

2014	$434,229
2015	445,921
2016	457,961
2017	470,154
2018	359,370
2019 and thereafter	125,415
Total	$2,293,050

NOTE 10. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 2,965,185 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of September 30, 2013, there were options granted and outstanding to purchase 152,900 and 2,965,185 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. Also, as of September 30, 2013, there were 301,200 shares reserved for options issued outside of equity compensation plans, as inducement grants to new employees. During the year ended September 30, 2013, 1,459,166 options were granted under the 2004 Equity Incentive Plan, and 50,000 options were granted outside of equity incentive plans as inducement stock options to new employees.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2011	729,096	$9.03
Granted	1,229,500	4.40
Cancelled	(42,919)	11.77
Exercised	(4,883)	5.20
Balance At September 30, 2012	1,910,794	6.10
Granted	1,509,166	2.03
Cancelled	—	—
Exercised	(675)	3.93
Balance At September 30, 2013	3,419,285	$4.68	8.3 years	$5,811,926
Exercisable At September 30, 2013	1,306,306	$6.55	6.7 years	$1,127,819

Stock-based compensation expense for the year ended September 30, 2013 and 2012 was $1,536,271 and $1,241,404, respectively. There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the years ended September 30, 2013 and 2012 is estimated at $2,843,575 and $4,091,117, respectively. No Calando stock options were issued in fiscal 2013; the aggregate fair value of options granted by Calando during the years ended September 30, 2012 is estimated at $33,690.

The intrinsic value of the options exercised during the years ended September 30, 2013 and 2012 was $554 and $0, respectively.

As of September 30, 2013, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $5,072,252 will be recognized in our results of operations over a weighted average period of 3.1 years. As of September 30, 2013, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $32,952 will be recognized in our results of operations over a weighted average period of 2.3 years.

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

The assumptions used to value stock options are as follows:

	Year ended September 30,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	0.7% to 2.3%	0.9% to 1.7%
Volatility	69%	90% - 100%
Expected life (in years)	5.5 to 6.25	5.5 to 6.25
Weighted average grant date fair value per share of options granted	$1.88	$3.32

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table summarizes fair value measurements at September 30, 2013 and September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,114,444	$—	$—	$19,114,444
Marketable securities	$10,698,271	$—	$—	$10,698,271
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$4,096,363	$4,096,363
Acquisition related contingent consideration obligations	$—	$—	$1,595,273	$1,595,273

September 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,377,288	$—	$—	$3,377,288
Marketable securities	$106,500	$—	$—	$106,500
Derivative assets	$—	$—	$250,250	$250,250
Derivative liabilities	$—	$—	$647,213	$647,213
Acquisition related contingent consideration obligations	$—	$—	$173,621	$173,621

The Company invests its excess cash balances in short and long-term corporate bonds, generally with remaining maturities of less than two years.  At September 30, 2013, the Company had short-term investments of $9,030,261, and long-term investments of $1,702,153, for a total of $10,732,414.  The fair value of its investment at September 30, 2013 was $10,698,271.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

As part of the proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. This was offset somewhat by the portion of the bond that was owed to a third party in the amount of $10,646 as of September 30, 2012, reduced to zero at September 30, 2013.  The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. During the quarter ended March 31, 2013, the trading of Wisepower stock was halted. Trading resumed in July 2013, but the trading price is significantly below the conversion price.  The Company determined that the probability of realizing value from the conversion feature was remote, and the derivative asset value has been reduced to zero.

During the year ended September 30, 2013, the Company recorded a gain from the change in fair value of the derivative asset of $250,250.

The assumptions used in valuing the derivative asset as of September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
Risk free interest rate	N/A	0.23%
Expected life	N/A	1.3 Years
Dividend yield	N/A	none
Volatility	N/A	72%

The following is a reconciliation of the derivative asset for the years ended September 30, 2013 and 2012:

Value at September 30, 2011	$161,125
Receipt of instruments	—
Increase in value	89,125
Net settlements	—
Value at October 1, 2012	$250,250
Receipt of instruments	—
Decrease in value	(250,250)
Net settlements	—
Value at September 30, 2013	$—

As part of an equity financing in June 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 187,313 warrants were outstanding at September 30, 2013, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2010 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2010 Warrants, the exercise price of the 2010 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Similarly, as part of a financing in December 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 415,761 warrants were outstanding at September 30, 2013, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2012 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2012 Warrants, the exercise price of the 2012 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Further, as part of a financing in January 2013, Arrowhead issued warrants to acquire up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 326,635 warrants were outstanding at September 30, 2013 which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2013 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2013 Warrants, the exercise price of the 2013 Warrants would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the 2010 Warrants, the 2012 Warrants, and the 2013 Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the year ended September 30, 2013, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $5,066,591.

The assumptions used in valuing the derivative liability as of September 30, 2013 and 2012 were as follows:

2010 Warrants	September 30, 2013	September 30, 2012
Risk free interest rate	0.33%	0.31%
Expected life	2.2 Years	3.2 Years
Dividend yield	None	None
Volatility	69%	100%

2012 Warrants	September 30, 2013	September 30, 2012
Risk free interest rate	1.39%	N/A
Expected life	4.2 Years	N/A
Dividend yield	none	N/A
Volatility	69%	N/A

2013 Warrants	September 30, 2013	September 30, 2012
Risk free interest rate	1.39%	N/A
Expected life	4.3 Years	N/A
Dividend yield	none	N/A
Volatility	69%	N/A

The following is a reconciliation of the derivative liability related to these warrants for the years ended September 30, 2013 and 2012:

Value at September 30, 2011	$907,233
Receipt of instruments	—
Change in value	(281,038)
Net settlements	—
Value at September 30, 2012	$626,195
Issuance of instruments	2,153,819
Change in value	5,066,591
Net settlements	(3,754,808)
Value at September 30, 2013	$4,091,797

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and remain outstanding at September 30, 2013. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the year ended September 30, 2013, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $5,806.

The assumptions used in valuing the derivative liability as of September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
Risk free interest rate	1.39%	0.62%
Expected life	4.3 Years	5.3 Years
Dividend yield	None	None
Volatility	100%	100%

The following is a reconciliation of the derivative liability related to these exchange rights for the years ended September 30, 2013 and 2012:

Value at September 30, 2011	$30,895
Issuance of instruments	—
Change in value	(20,520)
Value at September 30, 2012	$10,375
Issuance of instruments	—
Change in value	(5,806)
Net settlements	—
Value at September 30, 2013	$4,569

The derivative assets/liabilities are estimated using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions used could have a material impact on the resulting fair value. The primary input affecting the value of our derivatives liabilities is the Company’s stock price. Other inputs have a comparatively insignificant effect.

During the year ended September 30, 2012, contingent consideration was recorded upon the acquisitions of Roche Madison Inc. and Alvos Therapeutics, Inc., totaling $173,621. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. Estimating timing to complete the development, and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations.

The following is a reconciliation of contingent consideration fair value during the years ended September 30, 2013 and 2012.

Value at September 30, 2011	$—
Purchase price contingent consideration	173,621
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	1,421,652
Value at September 30, 2013	$1,595,273

The fair value of contingent consideration obligations is estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date.  Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Each of these assumptions can have a significant impact on the calculation of contingent consideration.

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

For the years ended September 30, 2013 and 2012, the Company had consolidated net book losses of $31.7 million and $22.1 million, respectively. The losses result in a deferred income tax benefit which is offset by a deferred tax provision for the valuation allowance for a net deferred provision of zero. Since the Company is a development stage company, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

As of September 30, 2012, the Company has available gross federal net operating loss (NOL) carry forwards of $99.5 million and gross state NOL carry forwards of $77.4 million which expire at various dates through 2032.  Gross federal NOL carry forwards for 2013 are estimated at $18.7 million, and gross state NOL carry forwards for 2013 are estimated at $32.6 million.

As of September 30, 2013, federal deferred tax assets were estimated to be $40.2 million. The Company has recorded a full valuation allowance related to all of its net operating loss carry forwards. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for

Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended September 30, 2013 and 2012, respectively, and $0 for the period from May 7, 2003 (date of inception) through September 30, 2013. The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California and certain other taxing jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through fiscal 2007, and by the IRS for the years through fiscal 2008. Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

For the years ended September 30, 2013 and 2012, we recorded expenses under these plans of approximately $191,947 and $162,495, respectively and $807,939 since inception of the Company.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

NOTE 14. SUBSEQUENT EVENTS

On October 11, 2013, the Company closed a securities offering with certain institutional investors (the “Purchasers”), pursuant to which the Company sold 3,071,672 shares of common stock, (the “Shares”), at a purchase price of $5.86 per share, and 46,000 shares of Series C Convertible Preferred Stock (the “Preferred Shares”), at a purchase price of $1,000 per share. The Preferred Shares are convertible into shares of common stock at a conversion price of $5.86 per share of common stock. The aggregate purchase price paid by the Purchasers for the Shares and Preferred Shares was $64 million and the Company received net proceeds of approximately $60 million, after advisory fees and offering expenses.