Form 10-Q
period 2013-12-31
ARROWHEAD RESEARCH CORP
filed 2014-02-04
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 39,687,033.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	(unaudited)
	December 31, 2013	September 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,713,424	$19,114,444
Trade receivable	75,000	75,000
Other receivables	20,488	8,663
Prepaid expenses and other current assets	689,954	615,351
Short term investments	15,912,757	9,030,261
TOTAL CURRENT ASSETS	76,411,623	28,843,719
PROPERTY AND EQUIPMENT
Computers, office equipment and furniture	323,376	323,376
Research equipment	3,319,429	3,452,013
Software	69,623	69,623
Leasehold improvements	2,749,409	2,749,409
	6,461,837	6,594,421
Less: Accumulated depreciation and amortization	(3,275,690)	(3,081,186)
PROPERTY AND EQUIPMENT, NET	3,186,147	3,513,235
OTHER ASSETS
Patents and other intangible assets, net	3,226,850	3,240,513
Investments	9,867,857	1,732,164
TOTAL OTHER ASSETS	13,094,707	4,972,677
TOTAL ASSETS	$92,692,477	$37,329,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$589,348	$1,199,632
Accrued expenses	684,520	638,884
Accrued payroll and benefits	678,035	905,771
Deferred revenue	109,375	103,125
Derivative liabilities	5,097,442	4,096,363
Capital lease obligation	221,345	221,345
Notes payable	1,050,000	971,557
Other current liabilities	588,343	588,343
TOTAL CURRENT LIABILITIES	9,018,408	8,725,020
LONG-TERM LIABILITIES
Notes payable, net of current portion	-	50,000
Capital lease obligation, net of current portion	1,006,398	1,061,113
Other non-current liabilities	1,757,384	1,758,709
TOTAL LONG-TERM LIABILITIES	2,763,782	2,869,822
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51,291 and 9,900 shares
issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	51	10
Common stock, $0.001 par value; 145,000,000 shares authorized; 39,002,152 and 32,489,444 shares
issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	131,372	124,859
Additional paid-in capital	259,369,442	193,514,766
Accumulated deficit during the development stage	(176,769,281)	(166,140,969)
Total Arrowhead Research Corporation stockholders' equity	82,731,584	27,498,666
Noncontrolling interest	(1,821,297)	(1,763,877)
TOTAL STOCKHOLDERS’ EQUITY	80,910,287	25,734,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,692,477	$37,329,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended	May 7, 2003 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
REVENUE	$43,750	$159,016	$4,472,850

OPERATING EXPENSES
Salaries and payroll-related costs	2,081,791	1,629,423	35,141,590
General and administrative expenses	913,784	917,676	35,755,863
Research and development	3,133,014	1,576,666	54,457,389
Stock-based compensation	521,138	395,675	15,638,877
Depreciation and amortization	403,405	449,597	9,564,103
Impairment expense	-	-	1,308,047
Contingent consideration - fair value adjustments	-	-	1,421,652
TOTAL OPERATING EXPENSES	7,053,132	4,969,037	153,287,521

OPERATING LOSS	(7,009,382)	(4,810,021)	(148,814,671)

OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(138,456)	(63,557)	(1,743,004)
Impairment of investment in unconsolidated affiliates	-	-	(1,642,775)
Gain on purchase of Roche Madison	-	-	1,576,107
Gain (loss) on sale of fixed assets, net	(53,562)	18,493	(1,336,415)
Realized and unrealized gain (loss) in marketable securities	-	-	62,954
Interest income (expense), net	40,578	7,416	2,693,112
Change in value of derivatives	(3,519,579)	44,275	(5,538,564)
Gain on sale of stock in subsidiary	-	-	2,292,800
Other income (expense)	(5,331)	22,685	(753,306)
TOTAL OTHER INCOME (EXPENSE)	(3,676,350)	29,312	(4,389,091)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,685,732)	(4,780,709)	(153,203,762)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(10,685,732)	(4,780,709)	(153,203,762)

Income (loss) from discontinued operations	-	(18)	(47,546,996)
Gain on disposal of discontinued operations	-	-	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(18)	(42,838,408)

NET LOSS	(10,685,732)	(4,780,727)	(196,042,170)

Net loss attributable to noncontrolling interests	57,420	166,568	19,436,849

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(10,628,312)	$(4,614,159)	$(176,605,321)

NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD
SHAREHOLDERS - BASIC & DILUTED:	$(0.28)	$(0.33)
Weighted average shares outstanding - basic and diluted	37,741,743	14,113,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through December 31, 2013

(unaudited)

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Development Stage	interest	Totals

Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000	-	$-	$-	$-	$-	$-	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680	-	-	1,678,320	-	-	-	1,680,000
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(168,000)	-	-	-	(168,000)
Net loss for period from inception to September 30, 2003	-	-	-	-	-	-	(95,238)	-	(95,238)

Balance at September 30, 2003	468,000	$4,680	-	$-	1,510,320	$-	$(95,238)	$-	$1,419,762
Exercise of stock options	7,500	75	-	-	14,925	-	-	-	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	-	-	474,525	-	-	-	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	-	-	499,500	-	-	-	500,000
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(96,500)	-	-	-	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	-	-	9,906,573	-	-	-	9,913,182
Common stock issued in reverse acquisition	70,553	706	-	-	(151,175)	-	-	-	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	-	-	162,587	-	-	-	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	-	-	533,988	-	-	-	534,344
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(991,318)	-	-	-	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	-	-	14,925	-	-	-	15,000
Exercise of stock options @ $10.00 per share	600	6	-	-	5,994	-	-	-	6,000
Stock-based compensation	-	-	-	-	175,653	-	-	-	175,653
Net loss for the year ended September 30, 2004	-	-	-	-	-	-	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	$13,645	-	$-	12,059,997	$-	$(2,624,192)	$1,777,699	$11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	-	-	20,705,522	-	-	-	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	-	-	24,975	-	-	-	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	-	-	1,999,498	-	-		2,000,000
Common stock issued for services	1,250	12	-	-	49,988	-	-	-	50,000
Stock-based compensation	-	-	-	-	508,513	-	-	-	508,513
Change in percentage of ownership in subsidiary	-	-	-	-	230,087	-	-	-	230,087
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	$27,997	-	$-	35,578,580	$-	$(9,479,110)	$1,899,190	$28,026,657
Exercise of stock options	11,579	116	-	-	341,421	-	-	-	341,537
Common stock issued @ $48.80 per share	20,485	205	-	-	999,795	-	-	-	1,000,000

Common stock issued @ $38.40 per share	1,500	15	-	-	57,585	-	-	-	57,600
Common stock and warrants issued @ $35.00 per unit	559,000	5,590	-	-	19,539,410	-	-	-	19,545,000
Common stock issued @ $59.10 per share	2,536	25	-	-	149,975	-	-	-	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	-	-	1,077,125	-	-	-	1,077,333
Stock-based compensation	-	-	-	-	1,369,478	-	-	-	1,369,478
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	$34,156	-	$-	59,113,369	$-	$(28,476,319)	$934,438	$31,605,644
Exercise of stock options	18,616	186	-	-	434,541	-	-	-	434,727
Common stock and warrants issued @ $57.80 per unit	284,945	2,849	-	-	15,149,366	-	-	-	15,152,215
Arrowhead's increase in proportionate share of Insert Therapeutics' equity	-	-	-	-	2,401,394	-	-	-	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	-	-	5,398,569	-	-	-	5,400,000
Stock-based compensation	-	-	-	-	2,175,544	-	-	-	2,175,544
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	$38,622	-	$-	84,672,783	$-	$(58,407,437)	$152,609	$26,456,577
Exercise of stock options	10,536	106	-	-	289,921	-	-	-	290,027
Common stock and warrrants issued at approximately $18.00 per unit	386,399	3,867	-	-	6,956,718	-	-	-	6,960,585
Arrowhead's increase in proportionate share of Unidym's equity	-	-	-	-	1,720,962	-	-	-	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	-	-	135,950	-	-	-	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	-	-	199,929	-	-	-	200,000
Common stock issued @ $29.50per share to purchase MASA Energy, LLC	10,505	105	-	-	309,895	-	-	-	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	-	-	249,886	-	-	-	250,000
Common stock issued @ $21.80 per share	1,500	15	-	-	32,685	-	-	-	32,700
Stock-based compensation	-	-	-	-	3,187,397	-	-	-	3,187,397
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	$42,950	-	$-	97,756,126	$-	$(85,496,467)	$-	$12,302,609
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym's shares	205,839	2,059	-	-	1,131,617	-	-	-	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym's shares	222,222	2,222	-	-	1,156,111	-	-	-	1,158,333
Reclassification of former Unidym mezzanine debt to equity	-	-	-	-	2,000,000	-	-	-	2,000,000
Arrowhead's increase in proportionate share of Calando's equity	-	-	-	-	2,120,250	-	-	-	2,120,250
Common stock and warrants issued @ $3.00 per unit	919,664	9,197	-	-	2,749,796	-	-	-	2,758,993
Change in percentage ownership in subsidiary	-	-	-	-	16,297	-	-	-	16,297
Stock-based compensation	-	-	-	-	2,676,170	-	-	-	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	-	-	-	-	300,000	(300,000)	-	-	-
Amortization of discount on Unidym Series D Preferred Stock	-	-	-	-	163,960	-	(163,960)	-	-
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(19,308,392)	-	(19,308,392)

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Development Stage	interest	Totals

Balance at September 30, 2009	5,641,177	$56,428	-	$-	$110,070,327	$(300,000.00)	$(104,968,819)	$-	$4,857,936
Exercise of stock options	688	7	-	-	7,624	-	-	-	7,631
Issuance of Preferred Stock for Subscription in Unidym	-	-	-	-	-	300,000	-	-	300,000
Issuance of Unidym's common stock to minority shareholders	-	-	-	-	245,345	-	-	54,655	300,000
Common stock and warrants issued @ $6.34 per unit	508,343	5,083	-	-	3,217,813	-	-	-	3,222,896
Common stock and warrants issued @ $13.12 per unit	659,299	6,593	-	-	7,861,985	-	-	-	7,868,578
Establish derivative liability					(4,169,907)				(4,169,907)
Common Stock issued to Calando stockholders in exchange for Calando's shares	122,000	1,220	-	-	(160,667)	-	-	159,447	-
Common Stock issued to Unidym stockholders in exchange for Unidym's shares	15,318	153	-	-	(1,435)	-	-	1,282	-
Stock-based compensation	-	-	-	-	1,582,149	-	-	-	1,582,149
Exercise of warrants	225,189	2,250	-	-	1,063,600	-	-	200	1,066,050
Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	$71,734	-	$-	$119,716,834	$-	$(110,742,867)	$(967,406)	$8,078,295
Exercise of warrants	8,656	87	-	-	43,192	-	-	-	43,279
Exercise of stock options	2,700	27	-	-	13,857	-	-	-	13,884
Divestiture of Unidym	-	-	-	-	-	-	-	254,275	254,275
Issuance of preferred stock in subsidiary	-	-	-	-	1,618,509	-	-	-	1,618,509
Change in percentage of ownership in subsidiary	-	-	-	-	(849,707)	-	-	849,707	-
Stock-based compensation	-	-	-	-	1,404,640	-	-	-	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	-	-	4,629,110	-	-	-	4,643,684
Issuance of Common Stock for Subscription			-	-	900,000	(900,000)			-
Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,422	-	$-	$127,476,436	$(900,000.00)	$(113,871,752)	$(226,938)	$12,564,167
Exercise of stock options	4,583	45	-	-	23,788	-	-	-	23,833
Stock-based compensation	-	-	-	-	1,241,404	-	-	-	1,241,404
Common stock issued @ $3.80 per share	138,158	1,382	-	-	523,618	(100,000)	-	-	425,000
Common stock issued @ $3.70 per share	675,000	6,750	-	-	2,241,000		-	-	2,247,750
Common stock issued @ $4.00 per share	100,000	1,000	-	-	399,000	-	-	-	400,000
Common stock issued @ $6.23 per share	83,211	83	-	-	499,918	-	-	-	500,001
Common stock issued @ $5.11 per share	97,831	98	-	-	499,903	-	-	-	500,001
Common stock and warrants issued @ $2.76 per unit	2,260,869	2,261	-	-	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	68,926	689	-	-	(689)	-	-	-	-
Common stock issued in acquisitions	1,217,159	9,332	-	-	6,138,498	-	-	-	6,147,830
Fractional shares redeemed in reverse stock split	(131)	-	-	-	-	-	-	-	-
Preferred stock issued @ $1,000 per share	-	-	1,015	1	1,014,999	-	-	-	1,015,000

Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	-	-	-	-
Exercise of Calando stock options	-	-	-	-	-	-	-	8,000	8,000
Exercise of warrants	15,511	16	-	-	50,390	-	-	-	50,406
Net loss for the year ended September 30, 2012	-	-	-	-	-	-	(21,125,928)	(984,795)	(22,110,723)

Balance at Septemeber 30, 2012	13,579,185	$108,354	-	$-	$145,917,968	$(1,016,000.00)	$(134,997,680)	$(1,203,733)	$8,808,909
Exercise of warrants	1,182,451	1,183	-	-	2,053,416	-	-	-	2,054,599
Exercise of stock options	675	1	-	-	2,578	-	-	-	2,579
Stock-based compensation	-	-	-	-	1,536,271	-	-	-	1,536,271
Subscription payment	-	-	-	-	-	16,000	-	-	16,000
Subscription reversal	(267,444)	(2,674)	-	-	(997,326)	1,000,000	-	-	-
Common stock issued @ $4.49 per share to Roche	239,894	240	-	-	985,809	-	-	-	986,049
Common stock and warrants issued @ $2.26 per unit	1,825,079	1,825	-	-	3,814,643	-	-	-	3,816,468
Common stock and warrants issued @ $2.12 per unit	1,667,051	1,667	-	-	3,255,192	-	-	-	3,256,859
Common stock and warrants issued @ $1.83 per unit	14,262,553	14,263	-	-	25,445,236	-	-	-	25,459,499
Establish and settlements related to derivative liability	-	-	-	-	1,600,989	-	-	-	1,600,989
Preferred stock issued @ 1,000 per share	-	-	9,900	10	9,899,990	-	-	-	9,900,000
Net loss for the year ended September 30, 2013	-	-	-	-	-	-	(31,143,289)	(560,144)	(31,703,433)

Balance at September 30, 2013	32,489,444	$124,859	9,900	$10	$193,514,766	$-	$(166,140,969)	$(1,763,877)	$25,734,789
Exercise of warrants	848,961	849	-	-	2,433,714	-	-	-	2,434,563
Exercise of stock options	73,496	73	-	-	326,844	-	-	-	326,917
Stock-based compensation	-	-	-	-	521,138	-	-	-	521,138
Common stock issued @ $5.86	3,071,672	3,072	-	-	14,057,040	-	-	-	14,060,112
Preferred stock issued @ $1,000 per share	-	-	46,000	46	45,999,954	-	-	-	46,000,000
Establish and settlements related to derivative liability	-	-	-	-	2,518,500	-	-	-	2,518,500
Preferred stock converted to common stock	2,518,579	2,519	(4,609)	(5)	(2,514)	-	-	-	-
Net loss for the three months ended December 31, 2013	-	-	-	-	-	-	(10,628,312)	(57,420)	(10,685,732)

Balance at December 31, 2013	39,002,152	$131,372	51,291	$51	$259,369,442	$-	$(176,769,281)	$(1,821,297)	$80,910,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended	May 7, 2003 (Date of inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss	$(10,685,732)	$(4,780,727)	$(196,042,170)
Net (income) loss attributable to nonconrolling interests	57,420	166,568	19,436,849
Net income (loss) attributable to Arrowhead	(10,628,312)	(4,614,159)	(176,605,321)
(Income) loss from discontinued operations	-	18	42,838,408
Realized and unrealized (gain) loss on investments	-	-	(762,954)
Charge for bad debt allowance	-	-	2,497,300
(Gain) loss from sale of subsidiary	-	-	(306,344)
(Gain) loss on purchase of Roche Madison	-	-	(1,576,107)
(Gain) loss on disposal of fixed assets	53,562	(18,493)	1,336,415
Stock issued for professional services	-	-	741,632
Change in value of derivatives	3,519,579	(44,275)	5,538,564
Contingent consideration - fair value adjustments	-	-	1,421,652
Purchased in-process research and development	-	-	15,851,555
Stock-based compensation	521,138	395,675	15,638,877
Depreciation and amortization	403,405	449,597	9,564,103
Amortization (accretion) of note discounts, net	28,443	572	158,301
Gain on sale of stock in subsidiary	-	-	(2,292,800)
Noncash impairment expense	-	-	3,958,496
Equity in income (loss) of unconsolidated affiliates	-	63,557	963,407
Noncontrolling interest	(57,420)	(166,568)	(19,436,849)
Changes in operating assets and liabilities:
Receivables	-	(105,891)	34,415
Other receivables	(11,825)	-	(2,553,887)
Prepaid expenses	(74,455)	157,208	(510,841)
Other current assets	-	(12,441)	(165,566)
Accounts payable	(610,284)	(68,459)	209,673
Accrued expenses	56,648	111,865	805,477
Other liabilities	(222,811)	14,208	719,440

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(7,022,332)	(3,837,586)	(101,932,954)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchases of property and equipment	(116,215)	(9,439)	(4,458,404)
Proceeds from sale of investments	-	-	4,732,688
Proceeds from sale of fixed assets	-	121,418	522,192
Purchase of marketable securities	(19,075,306)	-	(48,383,752)
Proceeds from sale of marketable securities	4,045,956	-	22,934,181
Cash transferred in acquisitions/divestitures	-	-	(1,579,365)
Purchase of MASA Energy, LLC	-	-	(250,000)
Minority equity investment	-	-	(2,000,000)
Cash paid for interest in Insert	-	-	(10,150,000)
Cash obtained from interest in Insert	-	-	10,529,594
Proceeds from sale of subsidiaries	-	-	359,375
Payment for patents	-	-	(303,440)
Restricted cash	-	-	50,773

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(15,145,565)	111,979	(27,996,158)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(54,715)	(53,098)	(466,122)
Proceeds from issuance of common stock, preferred stock and warrants, net	62,821,592	3,332,467	213,580,607
Proceeds from issuance of Calando debt	-	-	2,516,467
Proceeds from sale of stock in subsidiary	-	-	20,902,100

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	62,766,877	3,279,369	236,533,052

Cash flows from discontinued operations:
Operating cash flows	-	(18)	(46,004,141)
Investing cash flows	-	-	790,625

	Three months ended	Three months ended	May 7, 2003 (Date of inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Financing cash flows	-	-	(1,677,000)
Net cash provided by (used in) discontinued operations:	-	(18)	(46,890,516)
NET INCREASE (DECREASE) IN CASH	40,598,980	(446,256)	59,713,424
CASH AT BEGINNING OF PERIOD	19,114,444	3,377,288	-

CASH AT END OF PERIOD	$59,713,424	$2,931,032	$59,713,424

Supplementary disclosures:
Interest paid	$9,496	$11,114	$332,228
Taxes paid	$-	$-	$742,500

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

Liquidity

Historically, the Company’s primary source of financing has been through the sale of securities of Arrowhead. Research and development activities have required significant capital investment since the Company’s inception and we expect our operations to continue to require cash investment in fiscal 2014 and beyond as the Company advances its research and development efforts, including clinical trials, and related drug manufacturing.

At December 31, 2013, the Company had $59.7 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 24 months.  These bonds provide a source of liquidity, though the Company plans to hold them until maturity.  At December 31, 2013, the Company had invested $25.7 million in bonds.  During the three months ended December 31, 2013, the Company’s cash position increased by $40.6 million. The Company received cash from the issuance of equity of $60.0 million and cash from the exercise of warrants and options of $2.8 million during the three months ended December 31, 2013.  Cash invested in fixed income investments totaled a net change of $15.0 million. During the three months ended December 31, 2013, the Company had cash outflow of $7.0 million related to its continuing operating activities and capital expenditures of $0.1 million.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries.  Arrowhead’s primary operating subsidiary is Arrowhead Madison, which is located in Madison, Wisconsin, and responsible for the Company’s research and development function.  All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.  The September 30, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at December 31, 2013 and 2012.

Concentration of Credit Risk—The Company maintains several checking accounts for its operations at two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At December 31, 2013, the Company classified all of its investments as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

As of December 31, 2013, all short-term investments were comprised of corporate bonds with maturity dates of less than one year. Certain investments maturing in excess of twelve months, but less than 24 months are classified as long-term investments.  As of December 31, 2013, the amortized cost of such bonds was $25,750,603. For the three months ended December 31, 2013, gross unrealized losses were $217,216; there were no gross unrealized gains. The total fair value of the investments at December 31, 2013 was $25,533,387.

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

Intangible Assets Subject to Amortization—At December 31, 2013, intangible assets subject to amortization included certain license agreements acquired through business combinations. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Contingent Consideration - The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. We record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date. Changes in the fair value of our contingent consideration obligations are recognized within our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Minority Equity Investments—The Company’s had a minority equity investment in Leonardo, a privately held biotechnology company.  This investment has been fully impaired and the net book value at December 31, 2013 is $0.  The operations of Leonardo ceased in December 2013.

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

When there is a change in the Company’s proportionate ownership share of a development-stage Subsidiary resulting from additional equity transactions in a Subsidiary, the change is accounted for as an equity transaction in consolidation. To the extent that the increase in the calculated value of the Company’s interest in the equity of the Subsidiary exceeds the Company’s investment in the offering, that increase in value is referred to as the Company’s “increase in its proportionate share of the Subsidiary’s equity” and the amount is recorded as an increase in the Company’s Additional Paid-in Capital.

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

Derivative Assets and Liabilities - We account for warrants and other derivative financial instruments as either equity or assets/liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these assets/liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

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

NOTE 2. NOTE RECEIVABLE

As part of the proceeds from the sale of Unidym in January 2011, Arrowhead received a Note Receivable from Wisepower (the “Wisepower Note”) in the face amount of $2.5 million. On January 24, 2013, the Company entered into an agreement to sell the Wisepower Note. As consideration for selling the Wisepower Note, the Company received 1,570,000 shares of Wisepower stock, (the “First Tranche”). Per the terms of the agreement, the Company was entitled to receive additional consideration (the “Second Tranche”) based on the proceeds realized from the First Tranche, at which time the Company would deliver the Wisepower Note to the Purchaser.

As of December 31, 2013, the Company sold all shares of Wisepower from the First Tranche, and realized approximately $1.4 million in proceeds. It is unclear when or if the Company will receive the Second Tranche. The Company recorded the $1.4 million proceeds realized from the First Tranche against the $2.5 million value of the Wisepower Note, and recorded a reserve for the balance of the receivable of $1.1 million in fiscal 2013.  The carrying value of the Wisepower Note at December 31, 2013 is zero.

NOTE 3. INVESTMENTS

The Company invests its excess cash balances in short-term and long-term debt securities.  Investments at December 31, 2013 consisted of corporate bonds with maturities remaining of less than two years at the time of purchase.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, US Treasuries, US government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At December 31, 2013, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short and long-term investments as of December 31, 2013, and September 30, 2013.

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$15,912,757	$—	$(103,924)	$15,808,833
Commercial notes (due after one year through two years)	$9,837,846	—	$(113,292)	$9,724,554
Total	$25,750,603	$—	$(217,216)	$25,533,387

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$9,030,261	$7,500	$(39,281)	$8,998,480
Commercial notes (due after one year through two years)	$1,702,153	—	$(2,362)	$1,699,791
Total	$10,732,414	$7,500	$(41,643)	$10,698,271

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

The Company will also be obligated to make cash payments to Roche upon the achievement of various milestones for certain clinical candidates, for which the Company and Roche do not enter into a licensing arrangement, including the first regulatory approval in certain jurisdictions, and upon certain annual sales milestones for candidates that receive regulatory approval. The potential payments range from $2,500,000 to $6,000,000 per milestone. At the time of acquisition, the Company’s estimate of future payments for potential royalties and milestones had a net present value of $84,935 which was recorded as contingent consideration as a part of other noncurrent liabilities.  Contingent consideration is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments are calculated.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  These estimates are based on many unknown variables that are difficult to estimate, and due to the extended process of drug development prior to marketing of drug candidates, the models must extend many years into the future.  Such predictions are inherently uncertain.  Each year, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  Any adjustment to the contingent consideration liability is reflected in the Company’s Statement of Operations.  During fiscal 2013, the contingent consideration liability was increased by $1.4 million, which is recorded as a part of other noncurrent liabilities on the Company’s Consolidated Balance Sheet. For additional information related to our valuation of this obligation, see Note 11, Fair Value Measurements.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of in-process research and development (“IPR&D”) not subject to amortization, and other intangible assets subject to amortization, which were capitalized as a part of a business combination.

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

The following table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2011	$-	$1,731,211	$1,731,211
Additions—Madison acquisition	944,935	230,000	1,174,935
Additions—Alvos acquisition	2,172,387	-	2,172,387
Amortization	-	(293,964)	(293,964)
Balance at September 30, 2012	$3,117,322	$1,667,247	$4,784,569
Impairment	-	(1,308,047)	(1,308,047)
Amortization	-	(236,009)	(236,009)
Balance at September 30, 2013	$3,117,322	$123,191	$3,240,513
Amortization	-	(13,663)	(13,663)
Balance at December 31, 2013	$3,117,322	$109,528	$3,226,850

NOTE 6. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison Inc., Arrowhead also maintains majority ownership in Calando Pharmaceuticals, Ablaris Therapeutics, Inc., and a minority investment in Leonardo Biosystems, Inc.

Calando Pharmaceuticals, Inc.

Calando is a developer of polymer delivery systems for siRNA and small molecule based therapeutics.  Calando’s current cash resources preclude additional development of its platform technology and therapeutic candidates.  Arrowhead has determined that it will not provide substantial further investment to Calando based on Arrowhead evaluation of Calando’s development and business prospects and Calando has been unsuccessful in its efforts to obtain capital from other sources.  Calando has ceased operations and terminated its technology license with the California Institute of Technology on which its siRNA therapeutic development efforts were based.

In 2009, Calando outlicensed its small molecule program to Cerulean Pharma, Inc., a Boston, MA-based biotech company which has continued the development of the program.  Under the license, as the development program progresses, Calando could collect partnership, milestone and royalty programs from Cerulean.

Calando has an outstanding promissory note with a balance of principal and interest totaling $1,167,000 as of December 31, 2013.  The promissory note became due November 26, 2013; see Note 7 for further information.

As of December 31, 2013, Calando owed to Arrowhead $4.5 million under a series of 8% simple interest notes and advances. It is unclear whether these notes will be repaid or converted to equity in the future. The balance of the notes and advances is eliminated in consolidation. In fiscal 2013, the Calando patent estate was returned to Caltech, and the Calando technology is not being pursued.

As of December 31, 2013, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.

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

As of December 31, 2013, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Leonardo Biosystems, Inc.

Leonardo, a privately-held drug-delivery company ceased operations in December 2013. Arrowhead’s investment in Leonardo and its receivable from Leonardo have been fully reserved.

NOTE 7. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment at maturity. The interest rate while the Note is in default is 15%.  The Note became due on November 26, 2013, but was not repaid due to lack of cash resources at Calando.  At December 31, 2013, the Note is reflected on the balance sheet at the maturity amount of $1.0 million.  Accrued interest in the amount of $167,000 is reflected as a part of accrued expenses on the Company’s Consolidated Balance Sheet.

NOTE 8. STOCKHOLDERS’ EQUITY

At December 31, 2013, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At December 31, 2013, 39,002,152 shares of Common Stock were outstanding.  Additionally, 51,291 shares of Preferred Stock were outstanding, including 5,291 shares of Series B Preferred Stock, convertible into 2,891,257 shares of Common Stock, and 46,000 shares of Series C Preferred Stock, convertible into 7,849,829 shares of Common Stock, (collectively, the “Outstanding Preferred Stock”). At December 31, 2013, 3,451,210 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan and 2004 Equity Incentive Plan, as well as for inducement grants made to new employees.

The Outstanding Preferred Stock is convertible to Common Stock by its holder at its stated conversion price, though the Outstanding Preferred Stock is not convertible to the extent the holder would beneficially own more than 9.99% of the number of Common Stock immediately after the conversion.  The holders of Outstanding Preferred Stock are eligible to vote with the Common Stock of the Company on an as-converted basis, but only to the extent they are eligible for conversion without exceeding the 9.99% ownership limitation. The Outstanding Preferred Stock does not carry a coupon, but the Outstanding Preferred Stock is entitled to receive dividends on a pari passu basis with Common Stock, when and if declared.  In any liquidation or dissolution of the Company, the holders of Outstanding Preferred Stock are entitled to participate in the distribution of the assets, to the extent legally available for distribution, on a pari passu basis with the Common Stock.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of December 31, 2013, the Company had drawn $1 million from the facility.

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

On October 11, 2013, the Company sold 3,071,672 shares of common stock, at a price of $5.86 per share, and 46,000 shares of Series C Convertible Preferred Stock (the “Preferred Shares”), at a price of $1,000 per share. The Preferred Shares are convertible into shares of common stock at a conversion price of $5.86. The aggregate purchase price paid by the Purchasers for the Shares and Preferred Shares was $64,000,000 and the Company received net proceeds of approximately $60,000,000, after advisory fees and offering expenses.

The following table summarizes information about warrants outstanding at December 31, 2013:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	3.4
$5.00	1,118,357	0.9
$5.09	341,021	0.9
$1.38	50,836	2.0
$4.16	1,000	3.0
$3.25	1,379,571	2.6
$2.12	75,000	4.0
$1.83	492,869	4.0
Total warrants outstanding	3,553,551

NOTE 9. LEASES

The Company leases office space for its corporate headquarters in Pasadena, California. The lease expires January 31, 2018.   Rental costs are approximately $13,000 per month, increasing 3% annually.

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

Facility and equipment rent expense, related to continuing operations, for three months ended December 31, 2013 and 2012 was $130,000 and $145,000, respectively. From inception to date, rent expense was $4,790,000.

As of December 31, 2013, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2014 (remainder of)	$192,634
2015	256,846
2016	256,846
2017	256,846
2018	256,846
2019 and thereafter	107,019
Less interest	(99,294)
Principal	1,227,743
Less current portion	(221,345)
Noncurrent portion	$1,006,398

As of December 31, 2013, future minimum lease payments due in fiscal years under operating leases are as follows:

2014 (remainder of)	$325,672
2015	445,921
2016	457,961
2017	470,154
2018	359,370
2019 and thereafter	125,415
Total	$2,184,493

NOTE 10. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 153,200 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 2,902,360 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of December 31, 2013, there were options granted and outstanding to purchase 152,900 and 2,874,640 shares of Common Stock under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, respectively. Also, as of December 31, 2013, there were 395,950 shares reserved for options issued outside of equity compensation plans, as inducement grants to new employees. During three months ended December 31, 2013, No options were granted under the 2004 Equity Incentive Plan, and 105,000 options were granted outside of equity incentive plans as inducement stock options to new employees.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2011	729,096	$9.03
Granted	1,229,500	4.40
Cancelled	(42,919)	11.77
Exercised	(4,883)	5.20
Balance At September 30, 2012	1,910,794	6.10
Granted	1,509,166	2.03
Cancelled	—	—
Exercised	(675)	3.93
Balance At September 30, 2013	3,419,285	$4.68
Granted	105,000	7.98
Cancelled	(37,970)	4.77
Exercised	(62,825)	4.83
Balance At December 31, 2013	3,423,490	$4.77	8.1 years	$21,646,786
Exercisable At December 31, 2013	1,377,779	$7.25	7.6 years	$7,038,191

Stock-based compensation expense for the three months ended December 31, 2013 and 2012 was $521,138 and $395,674, respectively. There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the three months ended December 31, 2013 and 2012 is estimated at $531,510 and $6,083, respectively. No Calando stock options were issued during the three months ended December 31, 2013 or 2012.

The intrinsic value of the options exercised during the three months ended December 31, 2013 and 2012 was $314,858 and $554, respectively.

As of December 31, 2013, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $5,111,999 will be recognized in our results of operations over a weighted average period of 3.0 years. As of December 31, 2013, the pre-tax compensation expense for all unvested stock options at Calando in the amount of approximately $28,695 will be recognized in our results of operations over a weighted average period of 1.8 years.

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

The assumptions used to value stock options are as follows:

	Three months ended December 31,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	1.90%	0.7% to 1.0%
Volatility	69%	69%
Expected life (in years)	6.25	5.5 to 6.25
Weighted average grant date fair value per share of options granted	$5.06	$1.51

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

The following table summarizes fair value measurements at December 31, 2013 and September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$59,713,424	$—	$—	$59,713,424
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$5,097,442	$5,097,442
Acquisition related contingent consideration obligations	$—	$—	$1,595,273	$1,595,273

September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,114,444	$—	$—	$19,114,444
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$4,096,363	$4,096,363
Acquisition related contingent consideration obligations	$—	$—	$1,595,273	$1,595,273

The Company invests its excess cash balances in short and long-term corporate bonds, generally with remaining maturities of less than two years.  At December 31, 2013, the Company had short-term investments of $15,912,757, and long-term investments of $9,837,846, for a total of $25,750,603.  The fair value of its investment at December 31, 2013 was $25,533,387.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

As part of the proceeds from the sale of Unidym in January 2011, Arrowhead received a bond from Wisepower in the face amount of $2.5 million. The bond is convertible to Wisepower common stock at a price of $2.00 per share. The conversion feature is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative asset. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value of the conversion feature is recorded as a nonoperating gain/loss as change in value of derivatives in Company’s Consolidated Statement of Operations. During the quarter ended March 31, 2013, the trading of Wisepower stock was halted. Trading resumed in July 2013, but the trading price is significantly below the conversion price.  During fiscal 2013, the Company determined that the probability of realizing value from the conversion feature was remote, and the derivative asset value was reduced to zero.

During the three months ended December 31, 2013, there was no change in the fair value of the derivative asset.

The assumptions used in valuing the derivative asset were not applicable as the value has been determined to be zero at December 31, 2013 and September 30, 2013.

	December 31, 2013	September 30, 2013
Risk free interest rate	—	—
Expected life	—	—
Dividend yield	—	—
Volatility	—	—

The following is a reconciliation of the derivative asset:

Value at September 30, 2012	$250,250
Receipt of instruments	—
Decrease in value	(250,250)
Net settlements	—
Value at September 30, 2013	$—
Receipt of instruments	—
Decrease in value	—
Net settlements	—
Value at December 31, 2013	$—

As part of an equity financing in June 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 50,836 warrants were outstanding at December 31, 2013, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2010 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2010 Warrants, the exercise price of the 2010 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Similarly, as part of a financing in December 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 324,461 warrants were outstanding at December 31, 2013, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2012 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2012 Warrants, the exercise price of the 2012 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Further, as part of a financing in January 2013, Arrowhead issued warrants to acquire up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 168,408 warrants were outstanding at December 31, 2013 which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2013 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2013 Warrants, the exercise price of the 2013 Warrants would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the 2010 Warrants, the 2012 Warrants, and the 2013 Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the three months ended December 31, 2013, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $3,519,579.

The assumptions used in valuing the derivative liability were as follows:

2010 Warrants	December 31, 2013	September 30, 2013
Risk free interest rate	0.38%	0.33%
Expected life	2.0 Years	2.2 Years
Dividend yield	None	None
Volatility	69%	69%

2012 Warrants	December 31, 2013	September 30, 2013
Risk free interest rate	1.27%	1.39%
Expected life	4.0 Years	4.2 Years
Dividend yield	None	None
Volatility	69%	69%

2013 Warrants	December 31, 2013	September 30, 2013
Risk free interest rate	1.27%	1.39%
Expected life	4.1 Years	4.3 Years
Dividend yield	None	None
Volatility	69%	69%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2012	$626,195
Issuance of instruments	2,153,819
Change in value	5,066,591
Net settlements	(3,754,808)
Value at September 30, 2013	$4,091,797
Issuance of instruments	—
Change in value	3,507,496
Net settlements	(2,518,502)
Value at December 31, 2013	$5,080,791

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and remain outstanding at December 31, 2013. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the three months ended December 31, 2013, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $12,082.

The assumptions used in valuing the derivative liability were as follows:

	December 31, 2013	September 30, 2013
Risk free interest rate	1.27%	1.39%
Expected life	4.0 Years	4.3 Years
Dividend yield	None	None
Volatility	69%	69%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2012	$10,375
Issuance of instruments	—
Change in value	(5,806)
Net settlements	—
Value at September 30, 2013	$4,569
Issuance of instruments	—
Change in value	12,082
Net settlements	—
Value at December 31, 2013	$16,651

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

During fiscal 2012, contingent consideration was recorded upon the acquisitions of Roche Madison Inc. and Alvos Therapeutics, Inc., totaling $173,621. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. Estimating timing to complete the development, and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations.

The following is a reconciliation of contingent consideration fair value.

Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	1,421,652
Value at September 30, 2013	$1,595,273
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Value at December 31, 2013	$1,595,273

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

Liquidity and Capital Resources

Arrowhead has historically financed its operations primarily through the sale of Arrowhead securities. Research and development activities have required significant capital investment and are expected to continue to require significant cash investment for the foreseeable future.

At December 31, 2013, the Company had $85.5 million in cash and liquid investments to fund operations. During the three months ended December 31, 2013, the Company’s cash position increased significantly primarily due proceeds from the sale of equity securities of approximately $60 million, net of related fees. Cash inflow from the exercise of warrants and stock options were $2.8 million during the three months ended December 31, 2013.

During the three months ended December 31, 2013, cash used in operating activities was $7.0 million, which represents the on-going expenses for research and development activities, business development, and general and administrative expenses.

Cash used in investing activities was $15.1 million, of which $15.0 million related to investments in marketable fixed income securities.  Capital expenditures were $0.1 million.

Cash provided by financing activities was $62.8 million.  The Company completed a financing in October 2013 in the amount of $60.0 million, net of fees.  Additionally, financing activities included cash inflow from the exercise of warrants and options of $2.8 million.

Recent Financing Activity / Sources of Capital:

On October 11, 2013, the Company sold 3,071,672 shares of Common Stock, at a price of $5.86 per share, and 46,000 shares of Series C Convertible Preferred Stock (the “Preferred Shares”), at a price of $1,000 per share. The Preferred Shares are convertible into shares of Common Stock at a conversion price of $5.86 per share. The aggregate purchase price paid by the Purchasers for the Common Stock and Preferred Shares was $64,000,000 and the Company received net proceeds of approximately $60,000,000, after advisory fees and offering expenses.

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

Overview of recent research and development activity

In July 2013, the Company began a Phase 1 clinical trial in Australia in healthy volunteers to characterize the safety profile of ARC-520. This trial completed anticipated enrollment in October 2013, and the Company is preparing for a Phase 2a pilot efficacy study for chronically infected HBV patients.  The Company continues to develop other clinical candidates for future clinical trials, focusing on intravenous-administered liver targets, as well as subcutaneous liver targets.

Results of Operations

The Company had a consolidated loss attributable to Arrowhead of $10,628,312 for the three months ended December 31, 2013, compared to a consolidated loss attributable to Arrowhead of $4,614,159 for the three months ended December 31, 2012. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $42,750 during the three months ended December 31, 2013, compared to $159,016 during the three months ended December 31, 2012. The revenue in fiscal 2014 was related to three license agreements for technology acquired through the acquisition of Roche Madison, Inc. The revenue in fiscal 2013 also included $115,266 in non-recurring services revenue.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three months ended December 31, 2013 and 2012.

Salaries – Three months ended December 31, 2013 compared to the three months ended December 31, 2012

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. Arrowhead also manages certain general and administrative functions for Leonardo and charges fees for those services. The following table provides detail of salary and wage expenses for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

(in thousands, except percentages)

	Three months	% of	Three months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2013	Category	December 31, 2012	Category	$	%
G&A - compensation-related	$751	36%	$584	36%	$167	29%
R&D - compensation-related	1,330	64%	1,045	64%	285	27%
Total	$2,081	100%	$1,629	100%	$452	28%

G&A compensation expense was $751,000 during the three months ended December 31, 2013, compared to $584,000 in the comparable prior period. Salary expense, payroll taxes and benefit costs were higher by approximately $70,000 during the quarter as compared to the comparable prior period, representing incremental salary adjustments.  Annual performance bonuses were paid to certain employees during the quarter totaling $40,000 in expense; none were paid in the prior period.

R&D compensation expense was $1,330,000 during the three months ended December 31, 2013, compared to $1,045,000 in the comparable prior period. Salary expense, payroll taxes and benefit costs were higher by approximately $225,000 during the quarter as compared to the comparable prior period.  Headcount, higher by three people in the current quarter, and salary increases accounted for the change in salary expense.  Annual performance bonuses were paid to certain employees during the quarter totaling $120,000 in expense; none were paid in the prior period.

General & Administrative Expenses – Three months ended December 31, 2013 compared to the three months ended December 31, 2012

The following table provides detail of G&A expenses for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

(in thousands, except percentages)

	Three months	% of	Three months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2013	Category	December 31, 2012	Category	$	%
Professional/outside services	$407	45%	$367	40%	$40	11%
Patent expense	132	14%	250	27%	(118)	-47%
Facilities and related	47	5%	42	5%	5	12%
Travel	100	11%	98	11%	2	1%
Business insurance	55	6%	49	5%	6	12%
Communication and Technology	57	6%	36	4%	21	61%
Office expenses	57	6%	41	4%	16	39%
Other	59	6%	35	4%	24	69%
Total	$914	100%	$918	100%	$(4)	0%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $407,000 during the three months ended December 31, 2013, compared to $366,000 in the comparable prior period. The increase in professional fees primarily related to higher fees from Nasdaq related to the increase in outstanding shares.

Patent expense was $132,000 during the three months ended December 31, 2013, compared to $214,000 in the comparable prior period. The decrease in patent-related expenses was primarily due to reduction in patent prosecution costs for the Calando patent portfolio.  Calando reduced its patent expense cost by curtailing patent prosecution costs for non-strategic patents.  In August 2013, Calando terminated its license agreement with Caltech, and its rights and obligations related thereto.  Accordingly, patent expense related to Calando is expected to be negligible going forward.  The Company continues to invest in patent protection for its DPC technology, related product candidates and other RNAi technology through patent filings throughout the world.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved.

Facilities-related expense was $47,000 during the three months ended December 31, 2013, compared to $42,000 in the comparable prior period. Facilities expense increased slightly due to routine increases in ancillary lease charges.

Travel expense was $100,000 during the three months ended December 31, 2013, compared to $94,000 in the comparable prior period. Travel expense increased due to travel in support of our R&D function, primarily our GMP manufacturing campaign.

Business insurance expense was $55,000 during the three months ended December 31, 2013, compared to $49,000 in the comparable prior period. Business insurance costs increased slightly primarily related to a clinical insurance policy put in place related to our clinical trial in Australia during the quarter.

Communication and technology expense was $58,000 during the three months ended December 31, 2013 compared to $36,000 in the comparable prior period. The increase was related to equipment purchases to replace outdated equipment and to outfit new employees.

Office expense was $57,000 during the three months ended December 31, 2013 compared to $40,000 in the comparable prior period. The increase was related to office supplies, miscellaneous administrative expenses, and staff amenities.

Other expense was $59,000 during the three months ended December 31, 2013 compared to $35,000 in the comparable prior period. The increase was related to trades shows, conferences and marketing materials.

Research and Development Expenses – Three months ended December 31, 2013 compared to the three months ended December 31, 2012

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following table provides detail of research and development expenses for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.

(in thousands, except percentages)

	Three months	% of	Three months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2013	Category	December 31, 2012	Category	$	%
Outside labs & contract services	$667	21%	$247	15%	$420	170%
In vivo studies	61	2%	362	22%	(301)	-83%
Drug Manufacturing	1,207	39%	217	14%	990	456%
Consulting	47	1%	62	4%	(15)	-24%
License, royalty & milestones	12	1%	28	2%	(16)	-57%
Laboratory supplies & services	389	12%	235	15%	154	66%
Clinical trials	535	17%	152	10%	383	253%
Facilities and related	193	6%	191	12%	2	1%
Sponsored research	-	0%	72	5%	(72)	-100%
Other research expenses	22	1%	11	1%	11	100%
Total	$3,133	100%	$1,577	100%	$1,556	99%

Outside labs and contract services expense was $667,000 during the three months ended December 31, 2013, compared to $247,000 in the comparable prior period. The increase was primarily related to Phase 2 pre-clinical toxicity studies for ARC-520, our HBV drug candidate.

In vivo studies expense was $61,000 during the three months ended December 31, 2013, compared to $362,000 in the comparable prior year period. The prior period expense relates to preclinical non-GLP toxicology program costs related to our HBV program.

Drug manufacturing expense was $1,207,000 during the three months ended December 31, 2013, compared to $217,000 in the comparable prior year period. The current period expense relates to drug manufacturing needed for Phase 2 clinical trials.  Such costs incurred in the prior year were at a smaller scale.

Consulting expense was $47,000 during the three months ended December 31, 2013, compared to $62,000 in the comparable prior period. The majority of consulting expense during the current quarter relates to regulatory and clinical efforts.

Licensing fees, royalty and milestones expense was $12,000 during the three months ended December 31, 2013, compared to $28,000 in the comparable prior period. Licensing fees, royalty and milestones expenses decreased due to the timing of royalty payments based on invoicing of licensors.

Laboratory supplies and services expense was $389,000 during the three months ended December 31, 2013, compared to $235,000 in the comparable prior period. The increase is a result of additional supplies necessary to support increased efforts in pre-clinical research and development.

Clinical trial expense was $536,000 during the three months ended December 31, 2013, compared to $152,000 in the comparable prior period. Clinical trial expenses are increasing as the Company advances ARC-520, its drug candidate for Hepatitis B.

Facilities expense was $193,000 during the three months ended December 31, 2013, compared to $191,000 in the comparable prior period. Facilities expenses were consistent quarter over quarter, with minor fluctuations in repairs and maintenance, electricity, property taxes and common area maintenance largely offsetting.

Sponsored research expense was zero during the three months ended December 31, 2013, compared to $72,000 in the comparable prior period. Sponsored research expense in the prior period relates to work at the University of Cincinnati related to our obesity program, which studies have been completed, and no further studies are currently planned.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $521,000 during the three months ended December 31, 2013, compared to $396,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in this expense is primarily due to new options granted in 2013.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $403,000 during the three months ended December 31, 2013, compared to $450,000 during the comparable prior period. The decrease is primarily related to amortization of capitalized patents related to Calando, which were fully written off in fiscal 2013, thus no further amortization will be recorded.

Other income / expense

Other expense was $3,676,000 during the three months ended December 31, 2013, compared to other income of $29,000 in the comparable prior period. The primary component of other expense during the three months ended December 31, 2013 was a change in the value of derivative liabilities in the amount of $3.5 million related to certain warrants with a price adjustment feature, necessitating derivative accounting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On January 29, 2014, an involuntary bankruptcy petition was filed by a single creditor against Calando under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  If the case is not dismissed, we expect that a trustee would be appointed to oversee the liquidation of Calando’s remaining assets for the benefit of its creditors.  As of September 30, 2013, substantially all of Calando’s assets had been impaired and have been fully reserved.  Accordingly, we do not anticipate that this action will result in any impairment or other charges to Arrowhead.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 4, 2014

ARROWHEAD RESEARCH CORPORATION
By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer