Form 10-Q
period 2014-03-31
ARROWHEAD RESEARCH CORP
filed 2014-05-06
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2014 was 51,872,371.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	Unaudited
	March 31, 2014	September 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142,847,860	$19,114,444
Trade receivable	-	75,000
Prepaid expenses	643,023	532,354
Other current assets	633,807	91,660
Short term investments	17,798,475	9,030,261
TOTAL CURRENT ASSETS	161,923,165	28,843,719
Property and equipment, net	3,290,270	3,513,235
Intangible assets, net	3,213,186	3,240,513
Investments	34,048,359	1,702,153
Other assets	166,414	30,011
TOTAL ASSETS	$202,641,394	$37,329,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,511,572	$1,199,632
Accrued expenses	913,856	638,884
Accrued payroll and benefits	732,131	905,771
Deferred revenue	65,625	103,125
Derivative liabilities	4,936,530	4,096,363
Capital lease obligation	212,234	221,345
Notes payable	1,050,000	971,557
Other current liabilities	60,592	588,343
TOTAL CURRENT LIABILITIES	10,482,540	8,725,020
LONG-TERM LIABILITIES
Notes payable, net of current portion	-	50,000
Capital lease obligation, net of current portion	865,777	1,061,113
Other liabilities	1,755,520	1,758,709
TOTAL LONG-TERM LIABILITIES	2,621,297	2,869,822
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 21,291 and 9,900 shares
issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	21	10
Common stock, $0.001 par value; 145,000,000 shares authorized; 51,867,071 and 32,489,444
shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	144,237	124,859
Additional paid-in capital	381,966,576	193,514,766
Accumulated deficit during the development stage	(190,711,800)	(166,140,969)
Total Arrowhead Research Corporation stockholders' equity	191,399,034	27,498,666
Noncontrolling interest	(1,861,477)	(1,763,877)
TOTAL STOCKHOLDERS’ EQUITY	189,537,557	25,734,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,641,394	$37,329,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended	May 7, 2003 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
REVENUE	$43,750	$43,750	$87,500	$202,766	$4,516,600
OPERATING EXPENSES
Salaries and payroll-related costs	3,097,902	1,725,176	5,179,693	3,354,599	38,239,492
General and administrative expenses	1,347,677	779,970	2,261,461	1,697,646	37,103,540
Research and development	5,216,446	2,125,019	8,349,460	3,701,685	59,673,835
Stock-based compensation	1,198,444	355,108	1,719,582	750,782	16,837,321
Depreciation and amortization	395,779	448,765	799,184	898,362	9,959,882
Impairment expense	-	-	-	-	1,308,047
Contingent consideration - fair value adjustments	-	-	-	-	1,421,652
TOTAL OPERATING EXPENSES	11,256,248	5,434,038	18,309,380	10,403,074	164,543,769
OPERATING LOSS	(11,212,498)	(5,390,288)	(18,221,880)	(10,200,308)	(160,027,169)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(9,597)	(157,612)	(148,053)	(221,169)	(1,752,601)
Impairment of investment in unconsolidated affiliates	-	-	-	-	(1,642,775)
Gain on purchase of Roche Madison	-	-	-	-	1,576,107
Gain (loss) on sale of fixed assets, net	(5,316)	(54,932)	(58,878)	(36,440)	(1,341,731)
Realized and unrealized gain (loss) in marketable securities	-	-	-	-	62,954
Interest income (expense), net	119,390	(27,567)	159,968	(20,151)	2,812,502
Change in value of derivatives	(2,951,225)	(29,403)	(6,470,803)	14,873	(8,489,788)
Gain on sale of stock in subsidiary	-	-	-	-	2,292,800
Other income (expense)	76,546	(1,279,881)	71,215	(1,257,196)	(676,760)
TOTAL OTHER INCOME (EXPENSE)	(2,770,202)	(1,549,395)	(6,446,551)	(1,520,083)	(7,159,292)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,982,700)	(6,939,683)	(24,668,431)	(11,720,391)	(167,186,461)
Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(13,982,700)	(6,939,683)	(24,668,431)	(11,720,391)	(167,186,461)
Income (loss) from discontinued operations	-	(336)	-	(354)	(47,546,996)
Gain on disposal of discontinued operations	-	-	-	-	4,708,588

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(336)	-	(354)	(42,838,408)

NET LOSS	(13,982,700)	(6,940,019)	(24,668,431)	(11,720,745)	(210,024,869)

Net loss attributable to noncontrolling interests	40,179	182,082	97,600	348,650	19,477,029

NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(13,942,521)	$(6,757,937)	$(24,570,831)	$(11,372,095)	$(190,547,840)

NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD	$(0.31)	$(0.41)	$(0.60)	$(0.74)
SHAREHOLDERS - BASIC & DILUTED:
Weighted average shares outstanding - basic and diluted	44,321,847	16,461,693	40,941,903	15,272,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

from inception through March 31, 2014

(unaudited)

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Stage	interest	Totals
Initial Issuance of Stock:
Common stock & warrants issued for cash @ $0.01 per unit	300,000	$3,000	-	$-	$-	$-	$-	$-	$3,000
Common stock & warrants issued for cash @ $10.00 per unit	168,000	1,680	-	-	1,678,320	-	-	-	1,680,000
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(168,000)	-	-	-	(168,000)
Net loss for period from inception to September 30, 2003	-	-	-	-	-	-	(95,238)	-	(95,238)

Balance at September 30, 2003	468,000	$4,680	-	$-	$1,510,320	$-	$(95,238)	$-	$1,419,762
Exercise of stock options	7,500	75	-	-	14,925	-	-	-	15,000
Common stock & warrants issued for cash @ $10.00 per unit	47,500	475	-	-	474,525	-	-	-	475,000
Common stock & warrants issued for marketable securities @ $10.00 per unit	50,000	500	-	-	499,500	-	-	-	500,000
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(96,500)	-	-	-	(96,500)
Common stock and warrants issued for cash @ $15.00 per unit	660,879	6,609	-	-	9,906,573	-	-	-	9,913,182
Common stock issued in reverse acquisition	70,553	706	-	-	(151,175)	-	-	-	(150,469)
Common stock issued as a gift for $10.90 per share	15,000	163	-	-	162,587	-	-	-	162,750
Common stock and warrants issued as stock issuance cost @ $15.00 per unit	35,623	356	-	-	533,988	-	-	-	534,344
Stock issuance cost charged to additional paid-in capital	-	-	-	-	(991,318)	-	-	-	(991,318)
Exercise of stock option @ $2.00 per share	7,500	75	-	-	14,925	-	-	-	15,000
Exercise of stock options @ $10.00 per share	600	6	-	-	5,994	-	-	-	6,000
Stock-based compensation	-	-	-	-	175,653	-	-	-	175,653
Net loss for the year ended September 30, 2004	-	-	-	-	-	-	(2,528,954)	1,777,699	(751,255)

Balance at September 30, 2004	1,363,155	$13,645	-	$-	$12,059,997	$-	$(2,624,192)	$1,777,699	$11,227,149
Exercise of warrants @ $15.00 per share	1,381,289	13,813	-	-	20,705,522	-	-	-	20,719,335
Exercise of stock options @ $10.00 per share	2,500	25	-	-	24,975	-	-	-	25,000
Common stock issued to purchase Insert Therapeutics share @ $39.80 per share	50,226	502	-	-	1,999,498	-	-		2,000,000
Common stock issued for services	1,250	12	-	-	49,988	-	-	-	50,000

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Stage	interest	Totals
Stock-based compensation	-	-	-	-	508,513	-	-	-	508,513
Change in percentage of ownership in subsidiary	-	-	-	-	230,087	-	-	-	230,087
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	(6,854,918)	121,491	(6,733,427)

Balance at September 30, 2005	2,798,419	$27,997	-	$-	$35,578,580	$-	$(9,479,110)	$1,899,190	$28,026,657
Exercise of stock options	11,579	116	-	-	341,421	-	-	-	341,537
Common stock issued @ $48.80 per share	20,485	205	-	-	999,795	-	-	-	1,000,000
Common stock issued @ $38.40 per share	1,500	15	-	-	57,585	-	-	-	57,600
Common stock and warrants issued @ $35.00 per unit	559,000	5,590	-	-	19,539,410	-	-	-	19,545,000
Common stock issued @ $59.10 per share	2,536	25	-	-	149,975	-	-	-	150,000
Common stock issued to purchase Calando Pharmaceuticals, Inc. @ $51.70 per share	20,838	208	-	-	1,077,125	-	-	-	1,077,333
Stock-based compensation	-	-	-	-	1,369,478	-	-	-	1,369,478
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(18,997,209)	(964,752)	(19,961,961)

Balance at September 30, 2006	3,414,359	$34,156	-	$-	$59,113,369	$-	$(28,476,319)	$934,438	$31,605,644
Exercise of stock options	18,616	186	-	-	434,541	-	-	-	434,727
Common stock and warrants issued @ $57.80 per unit	284,945	2,849	-	-	15,149,366	-	-	-	15,152,215
Arrowhead's increase in proportionate share of Insert Therapeutics' equity	-	-	-	-	2,401,394	-	-	-	2,401,394
Common stock issued for purchase of Carbon Nanotechnologies, Inc. @ $37.70 per share	143,122	1,431	-	-	5,398,569	-	-	-	5,400,000
Stock-based compensation	-	-	-	-	2,175,544	-	-	-	2,175,544
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	(29,931,118)	(781,829)	(30,712,947)

Balance at September 30, 2007	3,861,042	$38,622	-	$-	$84,672,783	$-	$(58,407,437)	$152,609	$26,456,577
Exercise of stock options	10,536	106	-	-	289,921	-	-	-	290,027
Common stock and warrants issued at approximately $18.00 per unit	386,399	3,867	-	-	6,956,718	-	-	-	6,960,585
Arrowhead's increase in proportionate share of Unidym's equity	-	-	-	-	1,720,962	-	-	-	1,720,962
Common stock issued @ $27.20 per share to Rice University	5,000	50	-	-	135,950	-	-	-	136,000
Common stock issued @ $28.30 per share to purchase shares of Unidym, Inc.	7,055	71	-	-	199,929	-	-	-	200,000
Common stock issued @ $29.50per share to purchase MASA Energy, LLC	10,505	105	-	-	309,895	-	-	-	310,000
Common stock issued @ $21.90 per share to Unidym for the acquisition of Nanoconduction	11,416	114	-	-	249,886	-	-	-	250,000
Common stock issued @ $21.80 per share	1,500	15	-	-	32,685	-	-	-	32,700
Stock-based compensation	-	-	-	-	3,187,397	-	-	-	3,187,397
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(27,089,030)	(152,609)	(27,241,639)

Balance at September 30, 2008	4,293,452	$42,950	-	$-	$97,756,126	$-	$(85,496,467)	$-	$12,302,609

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Stage	interest	Totals
Common Stock issued @ $5.50 per share to Unidym stockholder in exchange for Unidym's shares	205,839	2,059	-	-	1,131,617	-	-	-	1,133,676
Common Stock issued @ $5.20 per share to TEL Ventures in exchange for Unidym's shares	222,222	2,222	-	-	1,156,111	-	-	-	1,158,333
Reclassification of former Unidym mezzanine debt to equity	-	-	-	-	2,000,000	-	-	-	2,000,000
Arrowhead's increase in proportionate share of Calando's equity	-	-	-	-	2,120,250	-	-	-	2,120,250
Common stock and warrants issued @ $3.00 per unit	919,664	9,197	-	-	2,749,796	-	-	-	2,758,993
Change in percentage ownership in subsidiary	-	-	-	-	16,297	-	-	-	16,297
Stock-based compensation	-	-	-	-	2,676,170	-	-	-	2,676,170
Issuance of Preferred Stock for Subscription in Unidym	-	-	-	-	300,000	(300,000)	-	-	-
Amortization of discount on Unidym Series D Preferred Stock	-	-	-	-	163,960	-	(163,960)	-	-
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(19,308,392)	-	(19,308,392)

Balance at September 30, 2009	5,641,177	$56,428	-	$-	$110,070,327	$(300,000.00)	$(104,968,819)	$-	$4,857,936
Exercise of stock options	688	7	-	-	7,624	-	-	-	7,631
Issuance of Preferred Stock for Subscription in Unidym	-	-	-	-	-	300,000	-	-	300,000
Issuance of Unidym's common stock to minority shareholders	-	-	-	-	245,345	-	-	54,655	300,000
Common stock and warrants issued @ $6.34 per unit	508,343	5,083	-	-	3,217,813	-	-	-	3,222,896
Common stock and warrants issued @ $13.12 per unit	659,299	6,593	-	-	7,861,985	-	-	-	7,868,578
Establish derivative liability					(4,169,907)				(4,169,907)
Common Stock issued to Calando stockholders in exchange for Calando's shares	122,000	1,220	-	-	(160,667)	-	-	159,447	-
Common Stock issued to Unidym stockholders in exchange for Unidym's shares	15,318	153	-	-	(1,435)	-	-	1,282	-
Stock-based compensation	-	-	-	-	1,582,149	-	-	-	1,582,149
Exercise of warrants	225,189	2,250	-	-	1,063,600	-	-	200	1,066,050
Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(5,774,048)	(1,182,990)	(6,957,038)

Balance at September 30, 2010	7,172,014	$71,734	-	$-	$119,716,834	$-	$(110,742,867)	$(967,406)	$8,078,295
Exercise of warrants	8,656	87	-	-	43,192	-	-	-	43,279
Exercise of stock options	2,700	27	-	-	13,857	-	-	-	13,884
Divestiture of Unidym	-	-	-	-	-	-	-	254,275	254,275
Issuance of preferred stock in subsidiary	-	-	-	-	1,618,509	-	-	-	1,618,509
Change in percentage of ownership in subsidiary	-	-	-	-	(849,707)	-	-	849,707	-
Stock-based compensation	-	-	-	-	1,404,640	-	-	-	1,404,640
Common stock issued @ $3.80 per share	1,458,917	14,574	-	-	4,629,110	-	-	-	4,643,684
Issuance of Common Stock for Subscription			-	-	900,000	(900,000)			-

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Stage	interest	Totals
Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(3,128,885)	(363,514)	(3,492,399)

Balance at September 30, 2011	8,642,286	$86,422	-	$-	$127,476,436	$(900,000.00)	$(113,871,752)	$(226,938)	$12,564,167
Exercise of stock options	4,583	45	-	-	23,788	-	-	-	23,833
Stock-based compensation	-	-	-	-	1,241,404	-	-	-	1,241,404
Common stock issued @ $3.80 per share	138,158	1,382	-	-	523,618	(100,000)	-	-	425,000
Common stock issued @ $3.70 per share	675,000	6,750	-	-	2,241,000		-	-	2,247,750
Common stock issued @ $4.00 per share	100,000	1,000	-	-	399,000	-	-	-	400,000
Common stock issued @ $6.23 per share	83,211	83	-	-	499,918	-	-	-	500,001
Common stock issued @ $5.11 per share	97,831	98	-	-	499,903	-	-	-	500,001
Common stock and warrants issued @ $2.76 per unit	2,260,869	2,261	-	-	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	68,926	689	-	-	(689)	-	-	-	-
Common stock issued in acquisitions	1,217,159	9,332	-	-	6,138,498	-	-	-	6,147,830
Fractional shares redeemed in reverse stock split	(131)	-	-	-	-	-	-	-	-
Preferred stock issued @ $1,000 per share	-	-	1,015	1	1,014,999	-	-	-	1,015,000
Preferred stock converted to common stock	275,782	276	(1,015)	(1)	(275)	-	-	-	-
Exercise of Calando stock options	-	-	-	-	-	-	-	8,000	8,000
Exercise of warrants	15,511	16	-	-	50,390	-	-	-	50,406
Net loss for the year ended September 30, 2012	-	-	-	-	-	-	(21,125,928)	(984,795)	(22,110,723)

Balance at September 30, 2012	13,579,185	$108,354	-	$-	145,917,968	$(1,016,000.00)	$(134,997,680)	$(1,203,733)	$8,808,909
Exercise of warrants	1,182,451	1,183	-	-	2,053,416	-	-	-	2,054,599
Exercise of stock options	675	1	-	-	2,578	-	-	-	2,579
Stock-based compensation	-	-	-	-	1,536,271	-	-	-	1,536,271
Subscription payment	-	-	-	-	-	16,000	-	-	16,000
Subscription reversal	(267,444)	(2,674)	-	-	(997,326)	1,000,000	-	-	-
Common stock issued @ $4.49 per share to Roche	239,894	240	-	-	985,809	-	-	-	986,049
Common stock and warrants issued @ $2.26 per unit	1,825,079	1,825	-	-	3,814,643	-	-	-	3,816,468
Common stock and warrants issued @ $2.12 per unit	1,667,051	1,667	-	-	3,255,192	-	-	-	3,256,859
Common stock and warrants issued @ $1.83 per unit	14,262,553	14,263	-	-	25,445,236	-	-	-	25,459,499
Settlements related to derivative liability	-	-	-	-	1,600,989	-	-	-	1,600,989
Preferred stock issued @ 1,000 per share	-	-	9,900	10	9,899,990	-	-	-	9,900,000
Net loss for the year ended September 30, 2013	-	-	-	-	-	-	(31,143,289)	(560,144)	(31,703,433)

Balance at September 30, 2013	32,489,444	$124,859	9,900	$10	193,514,766	$-	$(166,140,969)	$(1,763,877)	$25,734,789
Exercise of warrants	1,869,005	1,869	-	-	5,738,785	-	-	-	5,740,654
Exercise of stock options	342,338	342	-	-	2,238,314	-	-	-	2,238,656
Stock-based compensation	-	-	-	-	1,719,582	-	-	-	1,719,582
Common stock issued @ $5.86	3,071,672	3,072	-	-	14,057,040	-	-	-	14,060,112

							Accumulated Deficit
	Common Stock		Preferred Stock		Additional Paid-	Subscription	during the Development	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Receivable	Stage	interest	Totals
Common stock issued @ $18.95	6,325,000	6,325	-	-	112,575,234	-	-	-	112,581,559
Preferred stock issued @ $1,000 per share	-	-	46,000	46	45,999,954	-	-	-	46,000,000
Common stock issued to Galloway	131,579	132	-	-	499,868	-	-	-	500,000
Settlements related to derivative liability	-	-	-	-	5,630,636	-	-	-	5,630,636
Preferred stock converted to common stock	7,638,033	7,638	(34,609)	(35)	(7,603)	-	-	-	-
Net loss for the six months ended March 31, 2014	-	-	-	-	-	-	(24,570,831)	(97,600)	(24,668,431)

Balance at March 31, 2014	51,867,071	$144,237	21,291	$21	$381,966,576	$-	$(190,711,800)	$(1,861,477)	$189,537,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended	Six months ended	May 7, 2003 (Date of inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss	$(24,668,431)	$(11,720,745)	$(210,024,869)
Net (income) loss attributable to noncontrolling interests	97,600	348,650	19,477,029
Net income (loss) attributable to Arrowhead	(24,570,831)	(11,372,095)	(190,547,840)
(Income) loss from discontinued operations	-	354	42,838,408
Realized and unrealized (gain) loss on investments	-	-	(762,954)
Charge for bad debt allowance	-	-	2,497,300
(Gain) loss from sale of subsidiary	-	-	(306,344)
(Gain) loss on purchase of Roche Madison	-	-	(1,576,107)
(Gain) loss on disposal of fixed assets	58,878	36,440	1,341,731
Stock issued for professional services	-	-	741,632
Change in value of derivatives	6,470,803	(14,873)	8,489,788
Contingent consideration - fair value adjustments	-	-	1,421,652
Purchased in-process research and development	-	-	15,851,555
Stock-based compensation	1,719,582	750,782	16,837,321
Depreciation and amortization	799,184	898,362	9,959,882
Amortization (accretion) of note discounts, net	269,313	36,931	399,171
Gain on sale of stock in subsidiary	-	-	(2,292,800)
Noncash impairment expense	-	1,279,882	3,958,496
Equity in income (loss) of unconsolidated affiliates	-	221,169	963,407
Noncontrolling interest	(97,600)	(348,650)	(19,477,029)
Changes in operating assets and liabilities:
Receivables	75,000	9,375	109,415
Other receivables	(611,360)	1,080	(3,153,422)
Prepaid expenses	(69,608)	191,732	(505,994)
Other current assets	(136,403)	(214,318)	(301,969)
Accounts payable	1,311,947	(6,279)	2,131,904
Accrued expenses	275,370	199,242	1,024,199
Other liabilities	(214,329)	26,516	727,922

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(14,720,054)	(8,304,350)	(109,630,676)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchases of property and equipment	(607,772)	(31,468)	(4,949,961)
Proceeds from sale of investments	-	1,160,181	4,732,688
Proceeds from sale of fixed assets	-	129,454	522,192
Purchase of marketable securities	(46,365,528)	-	(75,674,014)
Proceeds from sale of marketable securities	5,010,238	-	23,898,503
Cash transferred in acquisitions/divestitures	-	-	(1,579,365)
Purchase of MASA Energy, LLC	-	-	(250,000)
Minority equity investment	-	-	(2,000,000)
Cash paid for interest in Insert	-	-	(10,150,000)
Cash obtained from interest in Insert	-	-	10,529,594
Proceeds from sale of subsidiaries	-	-	359,375
Payment for patents	-	-	(303,440)
Restricted cash	-	-	50,773
	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(41,963,062)	1,258,167	(54,813,655)

	Six months ended	Six months ended	May 7, 2003 (Date of inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(204,448)	(106,595)	(615,855)
Proceeds from issuance of common stock, preferred stock and warrants, net	180,620,980	7,089,327	331,379,995
Proceeds from issuance of Calando debt	-	-	2,516,467
Proceeds from sale of stock in subsidiary	-	-	20,902,100

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	180,416,532	6,982,732	354,182,707

Cash flows from discontinued operations:
Operating cash flows	-	(354)	(46,004,141)
Investing cash flows	-	-	790,625
Financing cash flows	-	-	(1,677,000)
Net cash provided by (used in) discontinued operations:	-	(354)	(46,890,516)
NET INCREASE (DECREASE) IN CASH	123,733,416	(63,805)	142,847,860
CASH AT BEGINNING OF PERIOD	19,114,444	3,377,288	-

CASH AT END OF PERIOD	$142,847,860	$3,313,483	$142,847,860

Supplementary disclosures:
Interest paid	$17,105	$21,828	$339,837
Taxes paid	$-	$-	$742,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTARY NON CASH TRANSACTIONS

All Arrowhead share amounts have been adjusted to reflect the 1 for 10 reverse stock split effected on November 17, 2011.

On February 18, 2014, Arrowhead issues 131,579 shares of Common Stock to Galloway Limited, in settlement of a services agreement dated September 30, 2011.

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

At March 31, 2014, the Company had $142.8 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 30 months.  These bonds provide a source of liquidity, though the Company plans to hold them until maturity.  At March 31, 2014, the Company had invested $51.8 million in bonds.  During the six months ended March 31, 2014, the Company’s cash position increased by $123.7 million. The Company received cash from the issuance of equity of $172.6 million and cash from the exercise of warrants and options of $8.0 million during the six months ended March 31, 2014.  Net cash invested in fixed income investments totaled a net change of $41.4 million. During the six months ended March 31, 2014, the Company had cash outflow of $14.7 million related to its continuing operating activities and capital expenditures of $0.6 million.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries.  Arrowhead’s primary operating subsidiary is Arrowhead Madison, which is located in Madison, Wisconsin, where the Company’s research and development facilities are located.  All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at March 31, 2014 and 2013.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At March 31, 2014, the Company classified all of its investments as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

As of March 31, 2014, all short-term investments were comprised of corporate bonds with maturity dates of less than one year. Certain investments maturing in excess of twelve months, but less than 30 months are classified as long-term investments.  As of March 31, 2014, the amortized cost of such bonds was $51,846,834. As of March 31, 2014, gross unrealized losses were $283,376; there were no gross unrealized gains. The total fair value of the investments at March 31, 2014 was $51,563,458.

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

Intangible Assets Subject to Amortization—At March 31, 2014, intangible assets subject to amortization included certain license agreements acquired through business combinations. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Minority Equity Investments—The Company’s had a minority equity investment in Leonardo, a privately held biotechnology company.  This investment has been fully impaired and the net book value at March 31, 2014 is $0.  The operations of Leonardo ceased in December 2013.

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

When there is a change in the Company’s proportionate ownership share of a development-stage Subsidiary resulting from additional equity transactions in the Subsidiary, the change is accounted for as an equity transaction in consolidation. To the extent that the increase in the calculated value of the Company’s interest in the equity of the Subsidiary exceeds the Company’s investment in the transaction, that increase in value is referred to as the Company’s “increase in its proportionate share of the Subsidiary’s equity” and the amount is recorded as an increase in the Company’s Additional Paid-in Capital.

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

Revenue associated payments under collaborative research and development agreements, is recognized ratably over the relevant periods specified in the agreement, generally the period during which research and development is conducted. Revenue from up-front license fees, milestones and product royalties are recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data and other information to estimate the expected price volatility and the expected forfeiture rate.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet.

NOTE 2. INVESTMENTS

The Company invests its excess cash balances in short-term and long-term debt securities.  Investments at March 31, 2014 consisted of corporate bonds with maturities remaining of less than three years at the time of purchase.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, US Treasuries, US government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At March 31, 2014, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short and long-term investments as of March 31, 2014, and September 30, 2013.

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$17,798,475	$—	$(115,181)	$17,683,294
Commercial notes (due after one year through two years)	$34,048,359	—	$(168,195)	$33,880,164
Total	$51,846,834	$—	$(283,376)	$51,563,458

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$9,030,261	$7,500	$(39,281)	$8,998,480
Commercial notes (due after one year through two years)	$1,702,153	—	$(2,362)	$1,699,791
Total	$10,732,414	$7,500	$(41,643)	$10,698,271

NOTE 3. FIXED ASSETS

Property, equipment and other fixed assets are recorded at cost, which may equal fair market value in the case of property and equipment acquired in conjunction with a business acquisition. Depreciation of property and equipment is recorded using the straight-line method over the respective useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term.

	Balance as of
	March 31, 2014	September 30, 2013
Computers, office equipment and furniture	317,867	323,376
Research equipment	3,826,494	3,452,013
Software	69,623	69,623
Leasehold improvements	2,749,409	2,749,409
Total gross fixed assets	6,963,393	6,594,421
Less: Accumulated depreciation and amortization	(3,673,123)	(3,081,186)
Property and equipment, net	3,290,270	3,513,235

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

The following table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2011	$-	$1,731,211	$1,731,211
Additions—Madison acquisition	944,935	230,000	1,174,935
Additions—Alvos acquisition	2,172,387	-	2,172,387
Amortization	-	(293,964)	(293,964)
Balance at September 30, 2012	$3,117,322	$1,667,247	$4,784,569
Impairment	-	(1,308,047)	(1,308,047)
Amortization	-	(236,009)	(236,009)
Balance at September 30, 2013	$3,117,322	$123,191	$3,240,513
Amortization	-	(27,327)	(27,327)
Balance at March 31, 2014	$3,117,322	$95,864	$3,213,186

NOTE 6. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison Inc., Arrowhead also maintains majority ownership in Calando Pharmaceuticals, Ablaris Therapeutics, Inc., and a minority investment in Leonardo Biosystems, Inc.

Calando Pharmaceuticals, Inc.

Calando is a developer of polymer delivery systems for siRNA and small molecule based therapeutics.  Calando’s current cash resources preclude additional development of its platform technology and therapeutic candidates.  Arrowhead has determined that it will not provide substantial further investment to Calando based on Arrowhead evaluation of Calando’s development and business prospects and Calando has been unsuccessful in its efforts to obtain capital from other sources.  Calando has ceased operations and terminated its technology license with the California Institute of Technology on which its siRNA therapeutic development efforts were based.  Further, pursuant to an involuntary petition by an unpaid Noteholder, Calando is undergoing Chapter 7 bankruptcy proceedings.

In 2009, Calando outlicensed its small molecule program to Cerulean Pharma, Inc., a Boston, MA-based biotech company which has continued the development of the program.  Under the license, as the development program progresses, Calando could collect partnership, milestone and royalty programs from Cerulean.

Calando has an outstanding promissory note with a balance of principal and interest totaling $1,210,000 as of March 31, 2014.  The promissory note became due November 26, 2013; see Note 7 for further information.

As of March 31, 2014, Calando owed to Arrowhead $4.6 million under a series of 8% simple interest notes and advances. It is unlikely these notes will be repaid in full. The balance of the notes and advances is eliminated in consolidation. In fiscal 2013, the Calando patent estate was returned to Caltech, and the Calando technology is not being pursued.

As of March 31, 2014, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.  As a result of the pending bankruptcy proceeding for Calando, we do not expect our equity ownership to result in any return of capital as part of the liquidation of Calando.  .

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

As of March 31, 2014, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Leonardo Biosystems, Inc.

Leonardo, a privately-held drug-delivery company in which Arrowhead has a 3% ownership interest, ceased operations in December 2013. Arrowhead’s investment in Leonardo and its receivable from Leonardo have been fully reserved.

NOTE 7. NOTES PAYABLE

On November 26, 2008, Calando entered into Unsecured Convertible Promissory Note Agreements (“Notes”) for $2.5 million with accredited investors and Arrowhead, which invested $200,000 in the Notes offering. Arrowhead subsequently invested an additional $600,000 in the same offering. Except for one Note in the principal amount of $500,000, all Notes and accrued interest were converted into a total of 2,950 shares of Calando Series A Preferred Stock on June 23, 2009. The remaining Note had a 10% interest rate, matured on November 26, 2010, and was renegotiated and extended until November 26, 2013. The terms of the new note include a 10% interest rate and require two times principal payment at maturity. The interest rate while the Note is in default is 15%.  The Note became due on November 26, 2013, but was not repaid due to lack of cash resources at Calando.  At March 31, 2014, the Note is reflected on the balance sheet at the maturity amount of $1.0 million.  Accrued interest in the amount of $210,000 is reflected as a part of accrued expenses on the Company’s Consolidated Balance Sheet. The holder of the Note initiated an involuntary petition of bankruptcy against Calando; Arrowhead did not object.  A trustee has been appointed and a meeting of Calando creditors has occurred.  It is expected that the trustee will dispose of Calando assets, primarily its license agreement with Cerulean.  We cannot estimate the proceeds from the disposition of Calando’s assets, nor how it will be distributed amongst its various creditors, which includes Arrowhead and the holder of the Note.

NOTE 8. STOCKHOLDERS’ EQUITY

At March 31, 2014, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At March 31, 2014, 51,867,071 shares of Common Stock were outstanding.  Additionally, 21,291 shares of Preferred Stock were outstanding, including 5,291 shares of Series B Preferred Stock, convertible into 2,891,257 shares of Common Stock, and 16,000 shares of Series C Preferred Stock, convertible into 2,730,375 shares of Common Stock, (collectively, the “Outstanding Preferred Stock”). At March 31, 2014, 3,451,210 shares were reserved for issuance upon exercise of options granted under Arrowhead’s 2000 Stock Option Plan, 2004 Equity Incentive Plan, and 2013 Incentive Plan, as well as for inducement grants made to new employees.

The Outstanding Preferred Stock is convertible to Common Stock by each holder at its stated conversion price, subject to a 9.99% beneficial ownership limit for each holder.  The holders of Outstanding Preferred Stock are eligible to vote with the Common Stock of the Company on an as-converted basis, but only to the extent they are eligible for conversion without exceeding the 9.99% ownership limitation. The Outstanding Preferred Stock does not carry a coupon, but is entitled to receive dividends on a pari passu basis with the Common Stock, when and if declared.  In any liquidation or dissolution of the Company, the holders of Outstanding Preferred Stock are entitled to participate in the distribution of the assets, to the extent legally available for distribution, on a pari passu basis with the Common Stock.

On October 20, 2011, the Company and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”) entered into a $15 million purchase agreement (the “Purchase Agreement”), whereby LPC agreed to purchase up to $15 million of Common Stock, subject to certain limitations, from time to time during the three-year term of the Purchase Agreement. The Company has the right, in its sole discretion, over a 36-month period to sell up to $15 million of Common Stock (subject to certain limitations) to LPC, depending on certain conditions as set forth in the Purchase Agreement. As of March 31, 2014, the Company had drawn $1 million from the facility.

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

On February 24, 2014, the Company sold 6,325,000 shares of common stock, at a public offering price of $18.95 per share.  Net proceeds were approximately $112.6 million after underwriting commissions and discounts and other offering expense.

The following table summarizes information about warrants outstanding at March 31, 2014:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	3.1
$5.00	995,692	0.7
$5.09	291,204	0.7
$1.38	24,324	1.7
$4.16	1,000	2.7
$3.25	746,306	2.4
$2.12	75,000	3.7
$1.83	305,084	3.7
Total warrants outstanding	2,533,507

NOTE 9. LEASES

The Company leases office space for its corporate headquarters in Pasadena, California. In March 2014, the Company signed a lease addendum to expand its corporate headquarters.  It is expected the new space will be available in August 2014.  The leases for the expansion space and the current space will expire in July 2018.   Rental costs, including the expansion space are approximately $22,000 per month, increasing 3% annually.

The Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $23,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $15,000 per month. Utilities costs are approximately $14,000 per month. Including monthly payments recorded under a capital lease of approximately $19,000, total monthly costs are approximately $71,000 per month.

Facility and equipment rent expense, related to continuing operations, for six months ended March 31, 2014 and 2013 was $264,000 and $281,000, respectively. From inception to date, rent expense was $4,924,000.

As of March 31, 2014, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2014 (remainder of)	$114,211
2015	228,420
2016	228,420
2017	228,420
2018	228,420
2019 and thereafter	95,175
Less interest	(45,055)
Principal	1,078,011
Less current portion	(212,234)
Noncurrent portion	$865,777

As of March 31, 2014, future minimum lease payments due in fiscal years under operating leases are as follows:

2014 (remainder of)	$234,692
2015	552,028
2016	567,904
2017	583,932
2018	607,437
2019 and thereafter	393,133
Total	$2,939,126

NOTE 10. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation. Under the 2000 Stock Option Plan, 50,750 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 2,735,597 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others.  The 2013 Incentive Plan reserves 4,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance awards to employees, consultant and others.  As of March 31, 2014, there were options granted and outstanding to purchase 50,750, 2,733,595 and 615,000 shares of Common Stock under the 2000 Stock Option Plan, the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively. Also, as of March 31, 2014, there were 417,406 shares reserved for options issued outside of equity compensation plans as inducement grants to new employees. During the six months ended March 31, 2014, no options were granted under the 2004 Equity Incentive Plan, 615,000 were issued under the 2013 Incentive Plan and 165,000 options were granted outside of equity incentive plans as inducement stock options to new employees.

The following tables summarize information about stock options:

	Unit/Share Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2011	729,096	$9.03
Granted	1,229,500	4.40
Cancelled	(42,919)	11.77
Exercised	(4,883)	5.20
Balance At September 30, 2012	1,910,794	6.10
Granted	1,509,166	2.03
Cancelled	—	—
Exercised	(675)	3.93
Balance At September 30, 2013	3,419,285	$4.68
Granted	780,000	13.51
Cancelled	(40,196)	4.68
Exercised	(342,338)	6.54
Balance At March 31, 2014	3,816,751	$5.81	7.5 years	$38,622,771
Exercisable At March 31, 2014	1,351,974	$5.91	7.2 years	$14,710,062

Stock-based compensation expense for the six months ended March 31, 2014 and 2013 was $1,719,582 and $750,782, respectively. There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. The loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by the Company during the three months ended March 31, 2014 and 2013 is estimated at $7,085,656 and $103,293, respectively.

The intrinsic value of the options exercised during the six months ended March 31, 2014 and 2013 was $3,115,175 and $0, respectively; no options were exercised during the six months ended March 31, 2013.

As of March 31, 2014, the pre-tax compensation expense for all unvested stock options in the amount of approximately $17,294,117 will be recognized in our results of operations over a weighted average period of 3.5 years.

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

The assumptions used to value stock options are as follows:

	Six months ended March 31,
	2014	2013
Dividend yield	—	—
Risk-free interest rate	1.9% to 2.26%	0.7% to 1.0%
Volatility	69%	69%
Expected life (in years)	5.5 to 6.25	5.5 to 6.25
Weighted average grant date fair value per share of options granted	$9.08	$1.31

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted Stock Units (RSUs) are granted under our 2013 Incentive Plan.  During the quarter ended March 31, 2014, the Company issued 470,000 restricted stock units to certain members of management and certain members of its Board of Directors.  At vesting each RSU will be exchanged for one share of the Company’s Common Stock. The RSUs issued to management vest in equal installments on the one and two year anniversary of the date of grant.  The RSUs issued to the members of the Board of Directors vest upon the one year anniversary of the date of grant.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2013	-	$-
Granted	470,000	14.54
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2014	470,000	$14.54

The Company recorded $570,707 and $0 of expense relating to restricted stock units during the six months ended March 31, 2014 and 2013 respectively, and such expense is included in stock-based compensation expense.

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

The following table summarizes fair value measurements at March 31, 2014 and September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$142,847,860	$—	$—	$142,847,860
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$4,936,530	$4,936,530
Acquisition related contingent consideration obligations	$—	$—	$1,595,273	$1,595,273

September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,114,444	$—	$—	$19,114,444
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$4,096,363	$4,096,363
Acquisition related contingent consideration obligations	$—	$—	$1,595,273	$1,595,273

The Company invests its excess cash balances in short and long-term corporate bonds, generally with remaining maturities of less than two years.  At March 31, 2014, the Company had short-term investments of $17,798,475, and long-term investments of $34,048,359, for a total of $51,846,834.  The fair value of its investment at March 31, 2014 was $51,563,458.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

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

During the six months ended March 31, 2014, there was no change in the fair value of the derivative asset.

The assumptions used in valuing the derivative asset were not applicable as the value has been determined to be zero at March 31, 2014 and September 30, 2013.

	March 31, 2014	September 30, 2013
Risk free interest rate	—	—
Expected life	—	—
Dividend yield	—	—
Volatility	—	—

The following is a reconciliation of the derivative asset:

Value at September 30, 2012	$250,250
Receipt of instruments	—
Decrease in value	(250,250)
Net settlements	—
Value at September 30, 2013	$—
Receipt of instruments	—
Decrease in value	—
Net settlements	—
Value at March 31, 2014	$—

As part of an equity financing in June 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 24,324 warrants were outstanding at March 31, 2014, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2010 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2010 Warrants, the exercise price of the 2010 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Similarly, as part of a financing in December 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,461 warrants were outstanding at March 31, 2014, which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2012 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2012 Warrants, the exercise price of the 2012 Warrants would be reduced to the amount equal to the issuance price of the Common Stock. Further, as part of a financing in January 2013, Arrowhead issued warrants to acquire up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 39,623 warrants were outstanding at March 31, 2014 which contain a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the term of the 2013 Warrants, the Company issues Common Stock at a price lower than the exercise price of the 2013 Warrants, the exercise price of the 2013 Warrants would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the 2010 Warrants, the 2012 Warrants, and the 2013 Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a nonoperating gain or loss in the Company’s consolidated statement of operations. During the six months ended March 31, 2014, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $9,234,419.

The assumptions used in valuing the derivative liability were as follows:

2010 Warrants	March 31, 2014	September 30, 2013
Risk free interest rate	0.44%	0.33%
Expected life	2.0 Years	2.2 Years
Dividend yield	None	None
Volatility	69%	69%

2012 Warrants	March 31, 2014	September 30, 2013
Risk free interest rate	1.31%	1.39%
Expected life	3.7 Years	4.2 Years
Dividend yield	None	None
Volatility	69%	69%

2013 Warrants	March 31, 2014	September 30, 2013
Risk free interest rate	1.31%	1.39%
Expected life	3.8 Years	4.3 Years
Dividend yield	None	None
Volatility	69%	69%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2012	$626,195
Issuance of instruments	2,153,819
Change in value	5,066,591
Net settlements	(3,754,808)
Value at September 30, 2013	$4,091,797
Issuance of instruments	—
Change in value	9,234,419
Net settlements	(8,447,443)
Value at March 31, 2014	$4,878,773

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares (as adjusted for a subsequent reverse stock split). This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and remain outstanding at March 31, 2014. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s consolidated balance sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the six months ended March 31, 2014, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $53,190.

	December 31, 2013	September 30, 2013
Risk free interest rate	1.31%	1.39%
Expected life	3.8 Years	4.3 Years
Dividend yield	None	None
Volatility	69%	69%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2012	$10,375
Issuance of instruments	—
Change in value	(5,806)
Net settlements	—
Value at September 30, 2013	$4,569
Issuance of instruments	—
Change in value	53,190
Net settlements	—
Value at March 31, 2014	$57,759

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

The following is a reconciliation of contingent consideration fair value.

Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	1,421,652
Value at September 30, 2013	$1,595,273
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Value at March 31, 2014	$1,595,273

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

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400.

Liquidity and Capital Resources

Arrowhead has historically financed its operations primarily through the sale of Arrowhead securities. Research and development activities have required significant capital investment and are expected to continue to require significant cash investment for the foreseeable future.

At March 31, 2014, the Company had $194.7 million in cash and liquid investments to fund operations. During the six months ended March 31, 2014, the Company’s cash position increased significantly primarily due proceeds from the sale of equity securities.

During the six months ended March 31, 2014, cash used in operating activities was $14.7 million, which represents the on-going expenses for research and development activities, business development, and general and administrative expenses.

Cash used in investing activities during the six months ended March 31, 2014 was $42.0 million, of which $41.4 million related to net investments in marketable fixed income securities.  Capital expenditures were $0.6 million.

Cash provided by financing activities in the six months ended March 31, 2014 was $180.4 million.  The Company completed equity financings in October 2013 and in February 2014 with net proceeds of $172.6 million.  Additionally, financing activities included cash inflow from the exercise of warrants and options of $8.0 million.  Principal payments on capital leases were $0.2 million.

Recent Financing Activity / Sources of Capital:

On February 24, 2014, the Company sold 6,325,000 shares of common stock, at a public offering price of $18.95 per share.  Net proceeds were approximately $112.6 million after underwriting commissions and discounts and other offering expenses.

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

Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for the next twelve months, and beyond.

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

Revenue associated with payments under collaborative agreements for research and development is recognized ratably over the relevant periods specified in the agreement, generally the period during which research and development is conducted. Revenue from up-front license fees, milestones and product royalties are recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

Impairment of Intangible assets

Intangible assets consist of in-process research and development, patents and license agreements acquired in conjunction with a business acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are also reviewed annually to determine whether any impairment is necessary. Based on ASC 350, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

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

Overview of recent research and development activity

In July 2013, the Company began a Phase 1 clinical trial in Australia in healthy volunteers to characterize the safety profile of ARC-520, its candidate for the treatment of hepatitis B (HBV). This trial completed anticipated enrollment in October 2013.  The Company began a Phase 2a pilot efficacy study in Hong Kong for chronically infected HBV patients in March 2014.   The Company continues to develop other clinical candidates for future clinical trials, focusing on intravenously-administered therapeutics targeting gene knockdown in the liver, as well as formulations for administering siRNA-based therapeutics by subcutaneous administration.

Results of Operations

The Company had a consolidated loss attributable to Arrowhead of $24,570,831 for the six months ended March 31, 2014, compared to a consolidated loss attributable to Arrowhead of $11,372,095 for the six months ended March 31, 2013. Details of the results of operations are presented below.

Revenue

The Company recorded revenue of $87,500 during the six months ended March 31, 2014, compared to $202,766 during the six months ended March 31, 2013. The revenue in fiscal 2014 was related to three license agreements for a research method acquired through the acquisition of Roche Madison, Inc. The revenue in fiscal 2013 also included $115,266 in non-recurring services revenue.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. The following tables provide details of operating expenses for the three and six months ended March 31, 2014 and 2013.

Salaries – Three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013

The Company employs management, administrative, and scientific and technical staff at its corporate offices and its research facility. Salaries expense consists of salary and related benefits. Salary and benefits include two major categories: general and administrative compensation expense, and research and development compensation expense, depending on the primary activities of each employee. The following table provides detail of salary and wage expenses for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013.

(in thousands, except percentages)

	Three months	% of	Three months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2014	Category	$	%
G&A - compensation-related	$1,623	52%	$654	38%	$969	148%
R&D - compensation-related	1,475	48%	1,071	62%	404	38%
Total	$3,098	100%	$1,725	100%	$1,373	80%

	Six months	% of	Six months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2014	Category	$	%
G&A - compensation-related	$2,375	46%	$1,238	37%	$1,137	92%
R&D - compensation-related	2,805	54%	2,117	63%	688	32%
Total	$5,180	100%	$3,355	100%	$1,825	54%

G&A compensation expense was $1,623,000 during the three months ended March 31, 2014, compared to $654,000 in the comparable prior period. The expense was higher by approximately $969,000 during the quarter as compared to the comparable prior period.  The majority of this change was due to annual performance bonuses paid during the quarter, none were paid in the previous period.  Additionally, a portion of the increase is due to salary increases.

G&A compensation expense was $2,375,000 during the six months ended March 31, 2014, compared to $1,238,000 in the comparable prior period. The expense was higher by approximately $1,137,000 during the period as compared to the comparable prior period.  The majority of this change was also due to annual performance bonuses paid during the period, none were paid in the previous period.  Additionally, a portion of the increase is due to salary increases.  G&A headcount remained fairly consistent during the past twelve months.

R&D compensation expense was $1,475,000 during the three months ended March 31, 2014, compared to $1,071,000 in the comparable prior period. The expense was higher by approximately $404,000 during the quarter as compared to the comparable prior period. R&D headcount, higher by eleven people at March 31, 2014 versus March 31, 2013, and salary increases accounted for the change in salary expense.  Additionally, annual performance bonuses were paid to certain employees during the quarter totaling $167,000 in expense; none were paid in the prior period.

R&D compensation expense was $2,805,000 during the six months ended March 31, 2014, compared to $2,117,000 in the comparable prior period. The expense was higher by approximately $688,000 during the period as compared to the comparable prior period.  Increased headcount, salary increases accounted for the change in salary expense.  Annual performance bonuses were paid to certain employees during the six months ended March 31, 2014 totaling $292,000 in expense; none were paid in the prior period.

General & Administrative Expenses – Three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013

The following table provides detail of G&A expenses for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013.

(in thousands, except percentages)

	Three months	% of	Three months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2013	Category	$	%
Professional/outside services	$590	44%	$302	39%	$288	95%
Patent expense	269	20%	200	26%	69	35%
Facilities and related	48	4%	44	6%	4	9%
Travel	139	10%	93	12%	46	49%
Business insurance	57	4%	50	6%	7	14%
Communication and Technology	106	8%	51	7%	55	108%
Office expenses	96	5%	19	2%	42	221%
Other	42	6%	21	3%	56	267%
Total	$1,347	100%	$780	100%	$567	73%

	Six months	% of	Six months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2013	Category	$	%
Professional/outside services	$997	44%	$669	39%	$328	49%
Patent expense	401	18%	450	27%	(49)	-11%
Facilities and related	94	4%	86	5%	8	9%
Travel	239	11%	191	11%	48	25%
Business insurance	112	5%	99	6%	13	13%
Communication and Technology	164	7%	87	5%	77	89%
Office expenses	153	5%	60	4%	58	97%
Other	101	6%	56	3%	80	143%
Total	$2,261	100%	$1,698	100%	$563	33%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $590,000 during the three months ended March 31, 2014, compared to $302,000 in the comparable prior period. The increase in professional fees primarily related to professional recruiting fees for the hiring of new R&D personnel to support and expand its clinical pipeline.  Additionally, the Company incurred higher SEC filing fees associated with financing in February 2014.

Professional/outside services expense was $997,000 during the six months ended March 31, 2014, compared to $669,000 in the comparable prior period. The increase in professional fees primarily related to professional recruiting fees, SEC filing fees associated with Company financings, and higher NASDAQ fees based on a higher number of shares outstanding.

Patent expense was $269,000 during the three months ended March 31, 2014, compared to $200,000 in the comparable prior period. Patent expense was $401,000 during the six months ended March 31, 2014, compared to $450,000 in the comparable prior period. Patent expenses related to Calando declined by $114,000 in the six month period, and $57,000 in the three month period.  Calando reduced its patent expense cost by terminating its license agreement with Caltech in August 2013, which had obligated Calando to pay certain related patent costs, and by curtailing prosecution of other non-strategic patents.  Accordingly, patent expense related to Calando is expected to be negligible going forward.  During the three months ended March 31, 2014, patent costs related to our DPC platform increased by $130,000, more than offsetting the decrease in the Calando costs.  This is due timing of patent filings.  The Company continues to invest in patent protection for its DPC technology, related product candidates and other RNAi technology through patent filings in multiple countries internationally.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved.

Facilities-related expense was $48,000 during the three months ended March 31, 2014, compared to $44,000 in the comparable prior period. Facilities-related expense was $94,000 during the six months ended March 31, 2014, compared to $86,000 in the comparable prior period. Facilities expense increased slightly due to routine increases in ancillary lease charges.

Travel expense was $139,000 during the three months ended March 31, 2014, compared to $93,000 in the comparable prior period. Travel expense was $239,000 during the six months ended March 31, 2014, compared to $191,000 in the comparable prior period. Travel expense increased due to travel in support of our R&D function, primarily our GMP manufacturing campaign.

Business insurance expense was $57,000 during the three months ended March 31, 2014, compared to $50,000 in the comparable prior period. Business insurance expense was $112,000 during the six months ended March 31, 2014, compared to $99,000 in the comparable prior period. Business insurance costs increased slightly primarily related to new coverage related to the Company’s clinical trials.

Communication and technology expense was $106,000 during the three months ended March 31, 2014 compared to $51,000 in the comparable prior period. Communication and technology expense was $164,000 during the six months ended March 31, 2014 compared to $87,000 in the comparable prior period. The increase was related to equipment purchases to replace outdated equipment and to outfit new employees.

Office expense was $96,000 during the three months ended March 31, 2014 compared to $19,000 in the comparable prior period. Office expense was $153,000 during the six months ended March 31, 2014 compared to $60,000 in the comparable prior period. The increase was related to conferences/training, office supplies, miscellaneous administrative expenses, and staff amenities.

Other expense was $43,000 during the three months ended March 31, 2014 compared to $21,000 in the comparable prior period. Other expense was $101,000 during the six months ended March 31, 2014 compared to $56,000 in the comparable prior period. The increase was related to trade shows, conferences and marketing materials.

Research and Development Expenses – Three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013

R&D expenses are related to the Company’s on-going research and development efforts, primarily its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following table provides detail of R&D expenses for the three and six months ended March 31, 2014, as compared to the three and six months ended March 31, 2013.

(in thousands, except percentages)

	Three months	% of	Three months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2013	Category	$	%
Outside labs & contract services	$1,577	30%	$288	14%	$1,289	448%
In vivo studies	158	3%	446	21%	(288)	-65%
Drug Manufacturing	1,986	38%	486	23%	1,500	309%
Consulting	66	1%	70	3%	(4)	-6%
License, royalty & milestones	8	0%	134	6%	(126)	-94%
Laboratory supplies & services	467	9%	301	14%	166	55%
Clinical trials	652	13%	126	6%	526	417%
Facilities and related	286	6%	173	8%	113	65%
Sponsored research	-	0%	84	4%	(84)	-100%
Other research expenses	16	0%	17	1%	(1)	-6%
Total	$5,216	100%	$2,125	100%	$3,091	145%

	Six months	% of	Six months	% of	Increase (Decrease)
	Ended	Expense	Ended	Expense
	March 31, 2014	Category	March 31, 2013	Category	$	%
Outside labs & contract services	$2,243	27%	$535	15%	$1,708	319%
In vivo studies	220	3%	808	22%	(588)	-73%
Drug Manufacturing	3,192	38%	703	19%	2,489	354%
Consulting	113	1%	132	4%	(19)	-14%
License, royalty & milestones	20	0%	162	4%	(142)	-88%
Laboratory supplies & services	856	10%	536	15%	320	60%
Clinical trials	1,188	14%	278	8%	910	327%
Facilities and related	479	6%	364	10%	115	32%
Sponsored research	-	0%	156	4%	(156)	-100%
Other research expenses	38	1%	28	1%	10	36%
Total	$8,349	100%	$3,702	100%	$4,647	126%

Outside labs and contract services expense was $1,577,000 during the three months ended March 31, 2014, compared to $288,000 in the comparable prior period. Outside labs and contract services expense was $2,243,000 during the six months ended March 31, 2014, compared to $535,000 in the comparable prior period. The increase was primarily related to on-going preclinical toxicity studies in support of clinical trials for ARC-520, our HBV drug candidate.

In vivo studies expense was $158,000 during the three months ended March 31, 2014, compared to $446,000 in the comparable prior year period. During the six months ended March 31, 2014, in vivo expense was $220,000 compared to $808,000 in the comparable prior period.  The prior period expense relates to preclinical non-GLP toxicology program costs related to our HBV program.

Drug manufacturing expense was $1,986,000 during the three months ended March 31, 2014, compared to $486,000 in the comparable prior year period. During the six months ended March 31, 2014, drug manufacturing expense was $3,192,000 compared to $703,000 in the comparable prior period. The current period expense relates to drug manufacturing to supply our Phase 2 clinical trials.  Such costs incurred in the prior year were at a smaller scale.

Consulting expense was $66,000 during the three months ended March 31, 2014, compared to $70,000 in the comparable prior period. During the six months ended March 31, 2014, consulting expense was $113,000 compared to $132,000 in the comparable prior period.  The majority of consulting expense during the current period relates to regulatory and clinical efforts.

Licensing fees, royalty and milestones expense was $8,000 during the three months ended March 31, 2014, compared to $134,000 in the comparable prior period. During the six months ended March 31, 2014, licensing fees, royalties and milestones expense was $20,000 compared to $162,000 in the comparable prior period.  Licensing fees, royalty and milestones expenses in the prior year were primarily related to a one-time fee of $120,000 related to access to certain targeting technology.

Laboratory supplies and services expense was $467,000 during the three months ended March 31, 2014, compared to $301,000 in the comparable prior period. During the six months ended March 31, 2014, laboratory supplies and service expense was $856,000 compared to $536,000 in the comparable prior period.  The increase is a result of additional supplies necessary to support increased efforts in pre-clinical research and development.

Clinical trial expense was $652,000 during the three months ended March 31, 2014, compared to $126,000 in the comparable prior period. During the six months ended March 31, 2014, clinical trial expense was $1,188,000 compared to $278,000 in the comparable prior period. Clinical trial expenses are increasing as the Company advances ARC-520, its drug candidate for Hepatitis B.

Facilities expense was $286,000 during the three months ended March 31, 2014, compared to $173,000 in the comparable prior period. During the six months ended March 31, 2014, facilities expense was $479,000 compared to $364,000 in the comparable prior period.  Facilities expenses were higher in the current period primarily due to repairs and maintenance costs on lab equipment.  Although much of our equipment is under maintenance contracts, certain unplanned expenses were incurred during the current quarter.

Sponsored research expense was zero during the three months ended March 31, 2014, compared to $84,000 in the comparable prior period. During the six months ended March 31, 2014, sponsored research expense was zero compared to $156,000 in the comparable prior period.  Sponsored research expense in the prior period relates to work at the University of Cincinnati related to our obesity program, which studies have been completed, and no further studies are currently planned.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $1,198,000 during the three months ended March 31, 2014, compared to $355,000 during the comparable prior period. Stock-based compensation expense was $1,719,000 during the six months ended March 31, 2014, compared to $751,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in this expense is primarily due to new options granted in 2013, including grants of restricted stock units.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $396,000 during the three months ended March 31, 2014, compared to $449,000 during the comparable prior period. Depreciation and amortization expense was $799,000 during the six months ended March 31, 2014, compared to $898,000 during the comparable prior period. The decrease is primarily related to amortization of capitalized patents related to Calando, which were fully written off in fiscal 2013, thus no further amortization will be recorded.

Other income / expense

Other expense was $2,770,000 during the three months ended March 31, 2014, compared to other expense of $1,549,000 in the comparable prior period. Other expense was $6,447,000 during the six months ended March 31, 2014, compared to other expense of $1,520,000 in the comparable prior period. The primary component of other expense during the three months ended March 31, 2014 was a change in the value of derivative liabilities in the amount of $3.0 million related to certain warrants with a price adjustment feature, necessitating derivative accounting. Other items were comparatively smaller, and largely offset.  Similarly, during the six months ended March 31, 2014, the change in the value of derivative liabilities was $6.5 million comprising the majority of the balance of other expense.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. *

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2014

ARROWHEAD RESEARCH CORPORATION
By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer