Form 10-K
period 2014-09-30
ARROWHEAD RESEARCH CORP
filed 2014-11-25
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-21898

ARROWHEAD RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

225 S. Lake Avenue, Suite 1050

Pasadena, California 91101

(626) 304-3400

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $760 million based upon the closing stock price of issuer’s Common Stock on March 31, 2014. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 24, 2014, 54,682,636 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Research Corporation’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Description of Business

Arrowhead Research develops novel drugs to treat intractable diseases by silencing the genes that cause them. Using the broadest portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. Arrowhead’s most advanced drug candidate in clinical development is ARC-520, which is designed to treat chronic hepatitis B infection by inhibiting the production of all HBV gene products.  The goal is to reverse the immune suppression that prevents the body from controlling the virus and clearing the disease. Arrowhead’s second clinical candidate is ARC-AAT, a treatment for a rare liver disease associated with a genetic disorder that causes alpha-1 antitrypsin deficiency.

Lead Product Candidates

•

ARC-520 is an RNAi-based therapeutic designed to treat chronic hepatitis B virus (HBV) infection.  It is the first clinical-stage drug candidate from Arrowhead’s Dynamic Polyconjugate® delivery platform. It is designed to treat chronic HBV infection by reducing the expression and release of new viral particles and key viral proteins with the goal of achieving a functional cure for HBV. The Company is currently conducting a Phase 2a dose-finding clinical study and expects to file with regulatory authorities by the end of 2014 to seek regulatory approval to begin Phase 2b clinical efficacy studies.

•

ARC-AAT is a novel unlocked nucleobase analog (UNA)-containing RNAi-based therapeutic for the treatment of liver disease associated with Alpha-1 Antitrypsin Deficiency (AATD), a rare genetic disease that can severely damage the liver and lungs of affected individuals. The goal of treatment with ARC-AAT is to reduce the production of the mutant Z-AAT protein to prevent and potentially reverse accumulation-related liver injury and fibrosis. The Company expects to file with regulatory authorities by the end of 2014 to seek regulatory approval to begin a Phase 1 clinical study.

Platform Delivery Technology

The Dynamic Polyconjugate (DPC®) platform is an RNAi delivery system that has been demonstrated to preferentially deliver to hepatocytes, induce efficient endosomal escape, promote high levels of gene knockdown in multiple animal models, and appears to be well tolerated using a variety of RNAi trigger molecules. It is a modular system that can be optimized on a target-by-target basis and may be targeted in the future to address multiple organ systems and cell types.

Pipeline Development Strategy

Arrowhead’s internal drug pipeline is intended to drive value directly through the clinical development of novel therapeutics and to provide proof of concept for our platform technologies. In addition to our two lead product candidates, ARC-520 and ARC-AAT, we intend to nominate additional clinical candidates starting in 2015 that utilize the DPC delivery system. Our core areas of focus for expanding our internal pipeline of RNAi therapeutics are: (1) develop intravenous (IV) administered liver-targeted candidates; (2) develop subcutaneously administered liver-targeted candidates; and (3) explore extra-hepatic targets, including oncology.

Recent Events

Arrowhead made significant progress on product and platform development during fiscal 2014 with an expanding pipeline of RNAi therapeutics based on the DPC delivery system. The following are highlights of this progress:

Corporate Events

•	Strengthened our balance sheet with equity financings totaling approximately $172.6 million in net proceeds during fiscal 2014;
•

Hired additional R&D staff in key areas, including manufacturing, toxicology, chemistry, biology, quality assurance, and regulatory and clinical operations to support rapid development of ARC-520 and additional clinical candidates;

•	Upgraded NASDAQ listing to the Global Select Market;
•	Joined the broad-market Russell 3000 Index and the small-cap Russell 2000 Index;

Pipeline Events

•

Completed planned enrollment of six initial dose cohorts (n=36) and three additional cohorts (n=18) in a Phase 1 clinical trial which indicated that ARC-520 was generally well-tolerated in all nine cohorts at ascending dose levels of 0.01-4.0 mg/kg;

•

Presented preclinical data on ARC-520 at the 2013 Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) Liver Meeting demonstrating reduction of key HBV antigens and DNA, and evidence of immune reactivation in a chimpanzee with chronic HBV infection;

•	Nominated ARC-AAT as the Company’s next clinical candidate and held an analyst day in June 2014 to present preclinical data for this candidate;
•	Initiated a Phase 2a dose finding study of ARC-520 and completed dosing of three initial dose cohorts (n=24) at 1.0, 2.0, and 3.0 mg/kg, with a 4 mg/kg cohort now underway; and
•	Presented interim data on the ongoing Phase 2a study of ARC-520 and additional preclinical data on ARC-AAT at the 2014 AASLD Liver Meeting.

Acquisition of Roche RNAi business

The last few years have brought substantial change to Arrowhead’s research and development (R&D) capabilities and strategy. We have transitioned from being a nanotechnology holding company with programs spanning multiple industries to a focused biotechnology model. We are now an integrated RNAi therapeutics company, developing novel drugs that silence disease causing genes based on our broad RNAi technology platform.

The most significant step in this transition was our 2011 acquisition of Roche’s RNAi therapeutics business, which included the Dynamic Polyconjugate, or DPC, delivery system that we use in ARC-520, our hepatitis B drug candidate, and in ARC-AAT, our Alpha-1 antitrypsin deficiency drug. Roche built this business unit in a manner that only a large pharmaceutical company is capable of: backed by expansive capital resources, Roche systematically acquired technologies, licensed expansive intellectual property rights, attracted leading scientists, developed new technologies internally, and built state-of-the-art facilities. At a time when the markets were questioning whether RNAi could become a viable therapeutic modality, we saw great promise in the technology broadly and the quality of what Roche built specifically. The acquisition provided us with three primary sources of value:

(1)	Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, UNA, meroduplex, and dicer substrate structures;
(2)	A best-in-class RNAi delivery system, which we believe to be the targetable DPC platform; and
(3)	A state-of-the-art R&D facility in Madison, Wisconsin, including a large team of scientists experienced in RNAi and oligonucleotide delivery.

We see this as a powerful combination of intellectual property, R&D infrastructure, and RNAi delivery experts. It provided us with the tools we needed to build an independent and broad RNAi company. We believe we are the only company with access to all primary RNAi-trigger structures, which enables us to optimize our drug candidates on a target-by-target basis. Our DPC delivery system enables us to deliver efficiently to hepatocytes and potentially to non-hepatic tissues in a highly specific manner. Our R&D team and facility enable rapid innovation and drive to the clinic, as evidenced by the speed at which we have advanced the ARC-520 and ARC-AAT programs.

We have made significant strides since the acquisition. We brought ARC-520 into the clinic, completed a Phase 1 trial, and we are in the process of conducting a Phase 2a trial. Additionally, we have made important advances in the DPC delivery technology. This includes new generations of DPCs that we believe are capable of inducing deep and durable gene knockdown with various constructs designed for both IV and subcutaneous administration. A key to DPC’s potency, and one of its differentiating qualities, is a polymer backbone designed to induce efficient endosomal escape. This allows more of the RNAi-trigger to get into the cytosol where it can engage the cell’s RNAi machinery. We have also taken advantage of DPC’s targetable nature and have made substantial progress toward extra-hepatic delivery. Delivering outside the liver is important for maximizing the value of DPCs and to continue to differentiate Arrowhead from its competitors.

We have focused our resources primarily on the DPC platform and our current focus is entirely on advancing our proprietary candidates through the clinic and developing additional DPC-enabled RNAi therapeutics. Additionally, Arrowhead now has the infrastructure, expertise, IP portfolio, and management that we believe is necessary to enable us to pursue a broad range of partnerships and research collaborations with large biopharma companies from discovery stage through clinical trials.

Pipeline Overview

Our internal preclinical and clinical development programs are designed to create value directly through our proprietary candidates. These programs also drive value to the technology platform as proof of concept for the power of the programs to enable innovative new therapies.

Internal Clinical Programs

ARC-520 – Hepatitis B Virus Infection

ARC-520 is an RNAi therapeutic candidate for the treatment of chronic hepatitis B infection with the goal of achieving a functional cure. It is the first clinical candidate to use our proprietary Dynamic Polyconjugate (DPC) technology and includes two siRNA duplexes, each conjugated to a cholesterol derivative to enhance liver delivery and cellular uptake. We have designed ARC-520 to be co-administered with an active excipient, a masked, hepatocyte targeted polymeric amine (the DPC).

Figure 1: ARC-520 schematic

We see the need for a next generation HBV treatment with fewer side effects, that eliminates the need for interferon based treatment, has a finite treatment period and an attractive dosing regimen, and that can be used at earlier stages of disease. We believe a novel therapeutic approach such as this that can effectively treat or provide a functional cure (seroclearance of HBsAg and with or without development of excess patient antibodies against HBsAg) has the potential to take significant market share and may expand the available market to include patients that are currently untreated.

Chronic Hepatitis B Virus

According to the World Health Organization, 360 million people worldwide are chronically infected with hepatitis B virus, of which 500,000 to 1,000,000 people die each year from HBV related liver disease. Chronic HBV infection is defined by the presence of hepatitis B surface antigen (HBsAg) for more than 6 months. In the immune tolerant phase of chronic infection, which can last for many years, the infected person typically produces very high levels of viral DNA and viral antigens. However, the infection is not cytotoxic and the carrier may have no symptoms of illness. Over time, the ongoing production of viral antigens causes inflammation and necrosis, leading to elevation of liver enzymes such as alanine and aspartate transaminases, hepatitis, fibrosis, and liver cancer (HCC). If untreated, as many as 25% to 40% of chronic HBV carriers ultimately develop cirrhosis or HCC. Antiviral therapy is generally prescribed when liver enzymes become elevated.

Current Treatments

The current standard of care for treatment of chronic HBV infection is a daily oral dose of nucleotide/nucleoside analogs (NUCs) or a regimen of interferon injections for approximately one year. NUCs are generally well tolerated, but patients may need lifetime treatment because viral replication often rebounds upon cessation of treatment. Interferon therapeutics can result in a functional cure in 10-20% of some patient types, but treatment is often associated with significant side effects, including severe flu-like symptoms, marrow suppression, and autoimmune disorders.

Goal of ARC-520 Treatment

ARC-520 is designed to silence the production of all HBV gene products with the goal of achieving a functional cure. The siRNAs in ARC-520 target multiple components of HBV production including the pregenomic RNA that would be reverse transcribed to generate the viral DNA. The siRNAs intervene at the mRNA level, upstream of where NUCs act, and target the mRNAs that produce HBsAg proteins, the viral polymerase, the core protein that forms the capsid, the pre-genomic RNA and the HBeAg. NUCs are effective at reducing production of viral particles, but are ineffective at controlling production of HBsAg and other HBV gene products. A reduction of HBsAg is considered necessary to effective therapy because it is thought to be a major contributor to repression of the immune system and the persistence of liver disease secondary to HBV infection.

Figure 2: Chronic HBV mechanism untreated

Figure 3: Mechanism of action NUCs

Figure 4: Mechanism of action ARC-520

Preclinical Data

Efficacy data in mouse models of HBV infection show that ARC-520 is capable of reducing HBsAg by greater than 3 log (99.9%), HBV DNA by approximately 3 logs, and HBeAg to the limit of detection. Pharmacologic effects persist for approximately one month after a single dose of ARC-520. Safety data in rodents and non-human primates indicate an acceptable safety margin.

HBsAg
1000
800
600
400
200
0
µg/mL
150
100
50
0
ALT (U/L)
*
*
0
10
20
30
40
50
60
70
80
Day

Figure 5: HBsAg reduction in chimpanzee

Additional preclinical data in a chimpanzee chronically infected with HBV demonstrate that intravenous administration of two doses (2 mg/kg on day 1, and 3 mg/kg on day 15) of ARC-520 resulted in substantial and sustained reductions in HBV DNA, HBeAg, and HBsAg, which did not return to baseline until study day 43, 43, and 71, respectively. In addition, an increase in serum alanine transaminase (ALT) occurred 4 weeks after the second dose, coincident with the nadir of circulating HBsAg. This is suggestive of a therapeutic immunological flare, which is thought to be part of a cascade that under chronic therapy may lead to HBsAg seroclearance and functional cure. Observed increases in key chemokine/cytokine mRNAs are also consistent with a T-cell mediated immunological event.

Phase 1

Arrowhead completed nine dose cohorts in a Phase 1 trial in 2014. The study was designed to characterize the safety profile of ARC-520 across a range of doses and evaluate pharmacokinetics. It was a single-center, randomized, double-blind, placebo-controlled, single dose-escalation, first-in-human study of ARC-520 administered intravenously to healthy adult volunteers. All subjects received either placebo or ARC-520 in doses ranging from 0.01 mg/kg to 4 mg/kg. The study successfully enrolled all 54 subjects (36 received ARC-520, 18 placebo) at a single center in Melbourne, Australia.

There have been no reports of serious adverse events (SAEs), no dose limiting toxicities, no discontinuations due to adverse events (AEs), and a modest overall occurrence rate of AEs without a clear dose-related increase in frequency or severity. There has been a modest occurrence rate of non-clinically significant abnormal laboratory tests. There were no reported drug related or clinically significant differences for vital signs or ECGs between subjects receiving drug versus placebo. One arrhythmia noted on telemetry occurred in a subject with similar previously undiagnosed prior cardiac atrial rhythm abnormalities and one occurrence of hypotension that appears to have been artifact from a failing automated blood pressure machine.

One occurrence each of moderate flushing and urticarial rash seen at dose levels of 0.30 mg/kg and 2 mg/kg respectively led to the subsequent reduction, by half, in infusion rate of ARC-520 as well as the introduction of pretreatment with an oral over-the-counter antihistamine. Since the introduction of these mitigations, no additional signs of hypersensitivity or infusion reactions have been seen.

There were mild creatinine elevations in 6% of subjects receiving ARC-520 and 6% receiving placebo, which were transient with rapid (<24 hours) return to baseline. There were no signs of tubular damage on laboratory evaluation and these subjects had no additional clinical symptoms. Overall, the changes in creatinine are similar between ARC-520 and placebo groups and thought to be, at least primarily, due to dietary intake of protein. There were no changes in ALT, AST or CK considered to be clinically significant by the study investigator.

In conclusion, ARC-520 when administered as a single dose up to 4 mg/kg to healthy volunteers appears to be well tolerated. The table below shows the incidence of treatment emergent adverse events observed in greater than 5% of subjects.

Adverse Events >5% All Attributions	Placebo (n=18)	ARC-520 (n=36)
All AEs	67%	67%
Mild	72%	69%
Moderate	28%	31%
Headache	33%	14%
URI	28%	19%
Somnolence	6%	8%
Lethargy	6%	6%
Creatinine increase	6%	6%
Myalgia	0%	6%
Dizziness	0%	6%

Figure 6: Phase 1 AE reporting

Phase 2a

In March 2014, Arrowhead began a Phase 2a multicenter, randomized, double-blind, placebo-controlled, dose-escalation study to determine the depth and duration of hepatitis B surface antigen (HBsAg) reduction after a single intravenous dose of ARC-520 in combination with entecavir in patients with chronic HBV infection. Secondary objectives include the assessment of safety and tolerability of escalating single doses of ARC-520 co-administered with a fixed dose of entecavir and multiple additional secondary and exploratory endpoints. At each dose level to be evaluated, a cohort of 8 patients are being enrolled with 6 being dosed with ARC-520 and 2 being dosed with placebo. Single doses of ARC-520 are being evaluated and, to date, three ascending doses of 1.0, 2.0, and 3.0 mg/kg have been completed and screening for dose escalation to 4.0 mg/kg is beginning.

In the first three dose cohorts, twenty-four patients were successfully dosed, 18 receiving drug and 6 receiving placebo. Unblinded data is available for the first two cohorts. Sixteen patients were enrolled and dosed in these cohorts, six females and ten males. All were of Chinese ethnicity, with an age range of 37 to 59. BMI ranged from 19.5 to 29.5. Eight patients have been enrolled in Cohort 3 and data collection is ongoing and remains blinded. Interim results for the first two dose cohorts at 1.0 mg/kg and 2.0 mg/kg and partial (blinded) safety results from the 3.0 mg/kg dose cohort were reported at the 2014 AASLD Liver Meeting. To date, there have been no serious AEs, no dose limiting toxicities, no discontinuations, and a modest occurrence rate of AEs. All reported AEs were either deemed unrelated to study drug (flu like symptoms, CK elevation, extravasation, leg pain) or unlikely related (near syncope, malaise) by the principal investigator. Safety labs continue to lack indication of end organ toxicity, with a low occurrence rate of abnormal laboratory tests with no observed relationship to timing or dose. The table below describes all AEs reported to date.

Adverse Events	Placebo (n=4)	Cohort 1 (n=6)	Cohort 2 (n=6)	Cohort 3 Blinded (n=8)
All AEs	0	1	4	1
Flu like symptoms		1 mild
CK elevation			1 mild
Injection extravasation			1 mild
Near syncope			1 mod
Malaise			1 mod
Leg pain				1 mild

Figure 7: Phase 2a AE reporting

ARC-520 activity is assessed by measuring percent change of quantitative HBsAg decline from baseline. Changes from baseline for HBsAg (qHBsAg) were analyzed using a repeated measures analysis of variance (ANOVA) model. This is the first time that a reduction in HBsAg mediated through RNA interference has been reported in chronic HBV patients. Initial results indicate that a single injection of ARC-520 resulted in significant reduction in HBsAg for up to 43 days (p < 0.05). In cohort 1, the mean nadir of HBsAg was -39% (range -22 to -57) with a mean change on day 85 of -31% (range -14 to -39). In cohort 2, the mean nadir of HBsAg was -51% (range -46 to -59) with a mean change on day 85 of -22% (range -7 to -40). For cohort 2, the percent reduction in HBsAg was statistically significant versus placebo (p<.05) for Days 3 through 43 post dose. For cohort 2, the mean day of HBsAg nadir was day 33 with a range of day 8 to day 57. These data are summarized in the figure below.

Figure 8: Quantitative HBsAg in serum

Phase 2b

Multiple dose GLP-toxicology studies are underway to support a series of Phase 2b studies, for which the Company plans to file with regulatory authorities in the fourth quarter of 2014 to seek regulatory approval to begin with Phase 2b studies. These studies are planned to have clinical sites in the US, Western Europe, Asia, and potentially other countries and/or regions. Several studies are currently contemplated, including ARC-520 in combination with entecavir or tenofovir as well as combination studies that add an immunostimulatory agent.

ARC-AAT – Liver Disease Associated with Alpha-1 Antitrypsin Deficiency

Arrowhead has developed a therapeutic candidate (ARC-AAT) for the treatment of liver disease associated with Alpha-1 Antitrypsin Deficiency (AATD), a rare genetic disease that severely damages the liver and lungs of affected individuals. ARC-AAT employs a novel unlocked nucleobase analog (UNA)-containing RNAi molecule designed for systemic delivery using the Dynamic Polyconjugate (DPC) delivery system. Pre-clinical studies have demonstrated that ARC-AAT is highly effective at knocking down the Alpha-1 antitrypsin (AAT) gene transcript and reducing the hepatic production of the mutant AAT protein. The Company plans to file with regulatory authorities in the fourth quarter of 2014 and commence clinical studies shortly after receiving regulatory approval to proceed.

Figure 9: ARC-AAT schematic

Alpha-1 Antitrypsin Deficiency

AATD is an autosomal recessive genetic disorder associated with liver disease in children and adults and pulmonary disease in adults. AAT is a circulating glycoprotein protease inhibitor that is primarily synthesized and secreted by liver hepatocytes. Its physiologic function is the inhibition of neutrophil proteases to protect healthy tissues during inflammation and prevent tissue damage. The most common disease variant, the Z mutant, has a single amino acid substitution that results in improper folding of the protein.  The mutant protein cannot be effectively secreted and accumulates in globules in the hepatocytes. This triggers continuous hepatocyte injury, leading to fibrosis, cirrhosis, and increased risk of hepatocellular carcinoma.

Current Treatments

Individuals with the homozygous PiZZ genotype have severe deficiency of functional AAT leading to pulmonary disease and hepatocyte injury and liver disease. Lung disease is frequently treated with AAT augmentation therapy. However, augmentation therapy does nothing to treat liver disease, and there is no specific therapy for hepatic manifestations. There is a significant unmet need as liver transplant, with its attendant morbidity and mortality, is currently the only available cure.

Goal of ARC-AAT Treatment

The goal of treatment with ARC-AAT is prevention and potential reversal of Z-AAT accumulation-related liver injury and fibrosis. Reduction of inflammatory Z-AAT protein, which has been clearly defined as the cause of progressive liver disease in AATD patients, is important as it is expected to halt the progression of liver disease and allow fibrotic tissue repair.

Preclinical Data

In preclinical studies with PiZ mice, which are genetically modified to produce the mutant human AAT (Z-AAT), ARC-AAT induced a greater than 95 percent reduction in circulating AAT after a single dose.  The addition of chemical modifications, including UNAs, slowed the rebound in production of AAT compared to canonical siRNAs, and produced a substantially improved duration of effect.

After eight weeks of treatment in multi-dose studies in PiZ mice, soluble (monomeric) and insoluble (polymeric) forms of Z-AAT were greatly reduced in the livers of PiZ mice treated with ARC-AAT. In addition, liver globule burden was substantially reduced from baseline levels and in comparison to treatment with saline, which showed progressive globule formation (shown in the figure below). These data were submitted as an abstract to the 2014 AASLD Liver Meeting and selected for presentation at this conference.

Baseline 5 weeks old	AAT-UNA q2w 13 weeks old	Saline 13 weeks old

Figure 10: Reduction in Z-AAT globules in livers of PiZ mice

In primate studies, knockdown of AAT in serum persisted for over ten weeks with greater than 80 percent knockdown observed at the six-week time point. Multi-dose studies in primates showed a sustained reduction of AAT with once every six weeks dosing, suggesting that once monthly or less frequent dosing is sufficient to maintain ~80-90% knockdown (shown in the figure below).

Figure 11: Long term reduction of AAT in NHPs following repeat dosing with ARC-AAT

The Alpha-1 Project

Arrowhead has an agreement with The Alpha-1 Project (TAP), the venture philanthropy subsidiary of the Alpha-1 Foundation. TAP’s mission is to support organizations in pursuit of cures and therapies for lung and liver disease caused by Alpha-1 Antitrypsin Deficiency. Under the terms of the agreement, TAP will partially fund the development of ARC-AAT. In addition to the funding, TAP will make its scientific advisors available to Arrowhead, assist with patient recruitment for clinical trials thanks to the Alpha-1 Foundation Patient Research Registry, and engage in other collaborative efforts that support the development of ARC-AAT.

Partner-based Pipeline

Adipotide – Obesity and Metabolic Disorder

Adipotide is under development by our majority-owned subsidiary, Ablaris Therapeutics, Inc. Adipotide is based on the Homing Peptide™ library developed at MD Anderson Cancer Center, the licensor, which is also funding and managing a Phase 1 clinical trial. Patient recruitment is on going, and though internal resources are not being expended on this program, the Company continues to monitor its progress to determine whether it can be an attractive licensing candidate.

An Investigational New Drug Application (IND) for Adipotide was filed with the FDA, and patient enrollment began in 2012 as part of a Phase 1 clinical trial to test the safety of the compound in human patients. Our collaborator, MD Anderson Cancer Center in Houston, is seeking to enroll up to 39 obese prostate cancer patients in the Phase 1 study and has agreed to bear all direct costs of this trial. Up to five dose levels of the drug candidate will be tested in the trial. Three participants will be enrolled at each dose level, with the first group of participants receiving the lowest dose level by injection under the skin once per day for 28 days and each new group receiving a higher dose than the group before it, if no intolerable side effects are seen. This will continue until the highest tolerable dose is found or the study terminates.

Cyclosert and CRLX-101 (formerly IT-101)

The linear cyclodextrin-based drug delivery platform, Cyclosert, was designed for the delivery of small-molecule drugs.  In December 2008, we completed a Phase 1 trial with IT-101, a conjugate of the linear cyclodextrin polymer and Camptothecin, a potent anti-cancer drug, with a positive safety profile and indications of efficacy.

In June 2009, we entered into a transaction with Cerulean Pharmaceuticals, Inc., a Boston-based company.  Cerulean licensed rights to further research and commercialize IT-101 (now known as “CRLX-101”), and the Cyclosert platform for all products except for nucleic acids, tubulysin, cytolysin and second-generation epothilones. In connection with the transaction, we assigned certain patents to Cerulean and Cerulean granted back to us rights necessary to research and commercialize the excluded products.

We received an initial payment of $2.4 million, and may receive development and sales milestones and royalty payments if CRLX-101 or other products based on the Cyclosert platform are successfully developed.  Should Cerulean sublicense CRLX-101 to a third party, we are entitled to receive a percentage of any sublicensing income at rates between 10% and 40%, depending on the stage of the drug’s development at the time of sublicensing.

Cerulean has multiple active Phase 2 trials ongoing to study CRLX-101 in several cancer types, including: relapsed renal cell carcinoma, relapsed ovarian cancer, and non-metastatic rectal cancer.

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

Preclinical Programs

In addition to our clinical candidates and our partner-based programs, we are actively engaged in the discovery and development of additional pre-clinical stage products for intravenous and subcutaneous administered therapeutics targeting the liver, as well as programs targeting extra-hepatic tissues. We focus on disease targets that are well suited for intervention with targeted RNAi therapeutics using our DPC delivery platform. These may include liver disease, oncology, and other therapeutic areas.

RNAi Program

In October 2011, Arrowhead acquired Roche’s RNAi business, including its RNA therapeutic assets, related intellectual property and research facility in Madison, Wisconsin. As a result of this acquition, Arrowhead possesses the following RNAi assets:

•

Non-exclusive license from Alnylam to develop RNAi therapeutics in oncology, respiratory diseases, metabolic diseases and certain liver diseases using certain siRNA-type RNAi triggers. This includes a sub-license from Isis Pharmaceuticals granting Arrowhead a license for chemical modifications for these specific disease areas.

•

Non-exclusive license from City of Hope Comprehensive Cancer Center to Dicer substrate and Meroduplex RNAi triggers and a non-exclusive license from Marina Biotech to Unlocked Nucleobase Analogs (UNA). The Dicer, meroduplex, and UNA technologies may provide advantages over canonical siRNAs in certain circumstances. In addition, different RNAi-trigger formats may perform more or less efficiently on a target-by-target basis.

•	Patent estate covering the Dynamic Polyconjugate siRNA delivery system.
•	Access to certain patents on targeting RNAi drugs with antibodies and small molecules.
•	State-of-the-art laboratory facilities in Madison, Wisconsin, managed by long-term leaders in oligonucleotide therapeutics and delivery, including a small animal research facility.
•	Intellectual property covering Roche’s internally developed liposomal nanoparticle drug delivery technology.

We believe this represents one of the broadest RNAi drug and delivery portfolios in the field.

RNA Interference & the Benefits of RNAi Therapeutics

RNA interference (RNAi) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. RNAi-based therapeutics may leverage this natural pathway of gene silencing to target and shut down specific disease causing genes.

Figure 12: Mechanism of RNA interference

Small molecule and antibody drugs have proven effective at inhibiting certain cell surface, intracellular, and extracellular targets. However, other drug targets such as intranuclear genes and some proteins have proven difficult to inhibit with traditional drug-based and biologic therapeutics. Developing effective drugs for these targets would have the potential to address large underserved markets for the treatment of many diseases. Using the ability to specifically silence any gene, RNAi therapeutics may be able to address previously “undruggable” targets, unlocking the market potential of such targets.

Advantages of RNAi as a Therapeutic Modality

•	Silences the expression of disease causing genes;
•	Potential to address any target in the transcriptome including previously "undruggable" targets;
•	Rapid lead identification;
•	High specificity;
•	Opportunity to use multiple RNA sequences in one drug product for synergistic silencing of related targets; and
•	RNAi therapeutics are uniquely suited for personalized medicine through target and cell specific delivery and gene knockdown.

Addressing the RNAi Delivery Challenge

To date, the primary challenge to the development of RNAi therapeutics has been delivering the fragile, often immunogenic and otherwise rapidly cleared RNAi trigger molecules, into the cytoplasm of the cell, where RNAi activity occurs. This hurdle has prevented many RNAi therapeutics from reaching their full potential. Many companies have attempted to overcome the delivery challenge. Most early systems involved various carriers such as liposomes.  However, development in humans has been limited due to toxicity and immunogenicity of these approaches when studied in clinical trials.

The Dynamic Polyconjugate RNAi Delivery System

The DPC delivery system represents an innovative solution to the RNAi delivery problem, specifically designed to overcome barriers to systemic administration of RNAi trigger molecules. Developed by Arrowhead scientists, the inspiration for DPC technology came from the physical characteristics of viruses, nature’s own nanoparticles for nucleic acid delivery. Viruses are efficient at finding their target cells and delivering their nucleic acid payload to the proper cellular compartment. Key features of viruses are their small size, their overall negative surface charge, their specificity for particular cell types based on receptors unique to that cell, and their ability to disassemble and release their nucleic acid cargo to the proper cell compartment in response to cellular triggers. All of these features are incorporated into DPC technology.

DPCs are small nanoparticles, generally 5-20 nanometers (nm) in size, with an amphipathic polymer backbone. Arrowhead has a library of polymers, enabling optimization based on factors such as preferred mode of administration, pharmacokinetics, and target tissue. Shielding agents such as polyethylene glycol and targeting ligands may be reversibly attached to the polymer backbone. In some constructs, the RNAi trigger payload is attached to the DPC, while in other constructs, the RNAi trigger circulates attached to a different carrier. When attached, the DPC construct protects the RNAi trigger payload while allowing the polymer to circulate in the blood without creating undue toxicity. The targeting ligand guides it to the cell type of interest where, together with the RNAi trigger, it is taken up into a membrane-enclosed cellular compartment known as an endosome. The polymer is selected for its ability to disrupt the endosomal membrane, which allows the RNAi trigger to be released into the cytoplasm. There, it engages the cell’s RNAi machinery, ultimately resulting in knockdown of target gene expression. This membrane active chemistry of the DPC polymeric backbone is modified, or “masked”, using proprietary chemistry until it reaches the endosome where pH changes cause the masking chemistries to fall off. Masking of the polymer’s membrane active chemistry accomplishes two interrelated objectives that are critical to in vivo RNAi delivery:

•	Reduction of toxicity by controlling when the membrane disruptive property of the polymer is activated; and
•	Inhibition of non-specific interactions with blood components and non-targeted cell types.

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
Targeting Ligand
Polymer Backbone
PEG Strands
siRNA Molecule
Disulfide Bond
CDM Bond (Masking Chemistry)
DPC Delivery Vehicle

Figure 13: Single molecule DPCs

Co-injection of DPCs and RNAi Triggers

Arrowhead has developed multiple forms of the prototypical DPC delivery system.  ARC-520 and ARC-AAT use a DPC formulation whereby the RNAi trigger is conjugated to cholesterol and is not attached to the DPC. Pre-clinical studies have shown co-injection of the liver-targeted DPC polymer together with the RNAi trigger conjugated to a lipophilic moiety, such as cholesterol, results in a greater than 500-fold increase in the potency when compared to the RNAi trigger with cholesterol alone. This formulation retains the potent endosomal escape capabilities of Arrowhead's DPC platform, simplifies drug manufacturing, and creates new targeting opportunities.

Figure 14: Mechanism of action for co-injected DPCs

Subcutaneous Administration of DPCs

A DPC formulation for subcutaneous administration has also been developed using Arrowhead’s latest proprietary polymer masking technology. Using DPCs to deliver RNAi triggers, high-level target gene knockdown is observed at low doses with limited toxicity in rodents and non-human primates. Arrowhead studies have shown knockdown of greater than 99% in monkeys after a single injection of 1 mg/kg, greater than 90% at 0.5 mg/kg, and 80% in mice at 0.05 mg/kg, with a substantially longer duration of action than has been reported by competing technologies. Pharmacokinetic (PK) and biodistribution studies indicate that the new masking technology is highly stable, allowing for maximal bioavailability and long circulation times. Arrowhead is developing this formulation for use in multiple therapeutic areas where chronic dosing may be required.

Figure 15: Efficacy of subcutaneous DPCs in NHPs against coagulation factor 7 (F7)

Intellectual Property

The Company controls approximately 95 issued patents (31 for DPCs; 13 for hydrodynamic gene delivery; 7 for pH labile molecules; 7 for polyampholyte; 5 for template polymerization; 2 for membrane active anionic polymers; 1 for liver expression vector; and 29 for Homing Peptides), including European validations, and 140 patent applications (132 applications in 15 families for DPCs; and 8 for Homing Peptides). The pending applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns patents directed to RNAi triggers targeted to reduce expression of hepatitis B viral proteins as well the RRM2 gene.

Patent Group	Estimated Year of Expiration
RNAi Triggers
Patent directed to HBV RNAi triggers	2032
Patent directed to RRM2 RNAi triggers	2031

DPCs

The DPC related patents have issued in the United States, Australia, Canada, Europe, France, Germany, Italy, Spain, Switzerland, United Kingdom, India, Japan, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year of Expiration
Dynamic Polyconjugates® (DPC®)
Membrane Active Polymers	2027
Membrane Active Polymers – Additional Iterations	2024
Copolymer Systems	2024
Polynucleotide-Polymer Composition	2024
Polynucleotide-Polymer Composition – Additional Iterations	2031
ARC-520 Polymer	2031
Masking Chemistry	2031
Polyampholyte Delivery	2017
pH Labile Molecules	2020
Endosomolytic Polymers	2020
Hydrodynamic delivery
First iterations	2015
Second iteration	2020
Third iteration	2024

The RNAi and drug delivery patent landscapes are complex and rapidly evolving. As such, we may need to obtain additional patent licenses prior to commercialization of our candidates. You should review the factors identified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Homing Peptides

We also control patents related to our Homing Peptide platforms, related to Adipotide, our drug candidate for the treatment for obesity and related metabolic disorders. Approximately seven of these patents are United States patents and the remaining patents are validated in Belgium, Switzerland, Germany, Spain, France, Japan, the United Kingdom, Ireland, Greece, Italy, Netherlands, Portugal, Sweden and Turkey.

Patent Group	Estimated Year of Expiration
Adipotide®
Targeting moieties and conjugates	2021
Targeted Pharmaceutical Compositions	2021
Homing Peptides
EphA5 Targeting Peptides	2027
IL-11R Targeting Peptides	2022

Non-Exclusively Licensed Patent Rights obtained from Roche

Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”) and the Company entered into a Stock and Asset Purchase Agreement on October 21, 2011 in which Roche assigned to Arrowhead its entire rights under certain licenses for example: the License and Collaboration Agreement between Roche and Alnylam dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (the “COH License”) (Collectively the “RNAi Licenses”). The RNAi Licenses provide the Company with non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing rights and the right to sublicense a broad portfolio of intellectual property relating to the discovery, development, manufacture, characterization, and use of therapeutic products that function through the mechanism of RNA interference for specified targets.

Terms of the Alnylam License

The Alnylam License provides us with a non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing right and sublicensable license under Alnylam’s rights in certain intellectual property existing as of its effective date, to engage in discovery, development, commercialization and manufacturing activities, including to make, have made, use, offer for sale, sell and import certain licensed products in certain fields.  The fields include the treatment or prophylaxis of indications comprising an RNAi compound complementary to, and function in mediating the RNAi of, a target known or believed to be primarily implicated in one or more primary therapeutic areas.  The primary therapeutic areas are cancer, hepatic, metabolic disease and pulmonary disease.  The hepatic therapeutic area specifically excludes targets of infectious pathogen.

The Alnylam license excludes access to intellectual property specifically related to “Blocked Targets.”  “Blocked Targets” are those targets that are subject to a contractual obligation of a pre-existing alliance agreement. One such pre-existing alliance agreement was a license to Novartis AG (the “Novartis Agreement”).  The Novartis Agreement has been terminated.  However, Novartis retains rights to a defined number of Blocked Targets not currently available to us.

Under the Alnylam License, we may be obligated to pay development and sales milestone payments of up to the mid to upper double digit millions of dollars for each licensed product that progresses through clinical trials in a particular indication, receives marketing approval for that indication and is the subject of a first commercial sale. Additionally, we may be obligated to pay mid to high single digit percentage royalties on sales of such products.

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

Thomas Tuschl is the first named inventor on “Tuschl I” and “Tuschl II.”  “Tuschl I” refers to the patents arising from the patent application entitled “The Uses of 21-23 Sequence-Specific Mediators of Double-Stranded RNA Interference as a Tool to Study Gene Function and as a Gene-Specific Therapeutic.”  “Tuschl II” patents refer to the patents and patent applications arising from the patent application entitled “RNA Interference Mediating Small RNA Molecules.” “City of Hope” is the first named assignee of certain core RNAi trigger patents.  The second named assignee of these patents is Integrated DNA Technologies, Inc. Kreutzer-Limmer patents refer to the Alnylam patents and patent applications, relating to core siRNA IP, which includes inventors, Roland Kreutzer and Stefan Limmer.

Chemical modifications of double-stranded oligonucleotides

The RNAi Licenses also include patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides.  Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in in U.S. Publication No. 20100209487 assigned to Marina Biotech (f/k/a MDRNA, Inc.), and microRNAs described in U.S. Patent Nos. 7,582,744; 7,674,778, and 7,772,387 assigned to Alnylam as well as U.S. Patent No. 8,314,227 related to unlocked nucleic acids (UNA). The ‘227 patent was assigned by Marina Biotech to Arcturus Therapeutics, Inc. but remains part of the MDRNA License. The RNAi Licenses also include rights from INEX/Tekmira relating to lipid-nucleic acid particles, and oligonucleotide modifications to improve pharmacokinetic activity including resistance to degradation, increased stability, and more specific targeting of cells from Alnylam and ISIS Pharmaceuticals, Inc.

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

License from Alnylam

In January 2012, we obtained a license from Alnylam under its rights in certain RNAi intellectual property to develop and commercialize RNAi-based products targeting RNAs encoded by the genome of the human hepatitis B virus (“HBV”).

Alnylam granted us a worldwide non-exclusive sublicensable royalty bearing license under Alnylam’s general RNAi intellectual property estate to research, develop and commercialize RNAi-based products targeting HBV RNAs in combination with DPC technology. Alnylam further granted us a worldwide sublicensable exclusive royalty bearing license under its target-specific RNAi patent rights to research, develop and commercialize RNAi-based products targeting HBV RNAs in combination with DPC technology. Alnylam further agreed to forego the development of any RNAi-based products targeting HBV RNAs in combination with DPC technology.

Under the license from Alnylam, we may be obligated to pay development and sales milestone payments of up to the low double digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale. Additionally, we may be obligated to pay low single digit percentage royalties on sales of such products.

License to Alnylam

In consideration for the licenses from Alnylam, in January 2012 we granted Alnylam a worldwide non-exclusive sublicensable royalty bearing license under our broad and target-specific DPC intellectual property rights to research, develop and commercialize RNAi-based products against a single undisclosed target in combination with DPC technology. Under the license to Alnylam, Alnylam may be obligated to pay us development and sales milestone payments of up to the low double digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale.  Additionally, Alnylam may be obligated to pay us low single digit percentage royalties on sales of such products.

University of Texas MD Anderson Cancer Center License

In December 2010, we obtained an exclusive worldwide license from the University of Texas MD Anderson Cancer Center in Houston, Texas (“UTMDACC”) related to Adipotide technology (the “UTMDACC License”).  The UTMDACC License granted us a royalty-bearing, exclusive right (with the right to sublicense) under certain UTMDACC patents to develop and commercialize certain products in the fields of: 1) therapeutics, diagnostics and research services that both (i) incorporate peptides that specifically target adipose tissue, and (ii) are used to treat, diagnose or research solely either (a) obesity, overweight and/or (b) metabolic conditions related to, caused by and/or associated with obesity and overweight, e.g., diabetes; and 2) cancer therapies, diagnostics and research products associated with a specific targeting moiety. We also have rights to certain improvements to the technology.

In consideration for the license, we paid UTMDACC an upfront fee of $2 million and are obligated to pay annual fees initially equal to $50,000 increasing up to a maximum of $100,000, with such annual fees creditable against milestone payments.

We may be obligated to pay development milestone payments of up to $8.3 million for each UTMDCC licensed product that progresses through clinical trials and receives U.S. marketing approval.  Additional EU and Japanese approval milestone payments are in the low single digit million dollar range.  If a commercial drug is developed and approved, royalty payments on net sales of UTMDACC licensed products are in the low single digit range.  If we sublicense or partner a UTMDACC licensed product, UTMDACC would receive partnering fee percentages in the range of single digits to the twenties, depending on the stage of development of the partnered UTMDACC licensed product.

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

Research and Development Facility

Arrowhead operates a research and development facility in Madison, Wisconsin. This facility was built and equipped by Roche and was part of our acquisition of Roche’s RNA therapeutics business. Since the acquisition in 2011, we have integrated all research and development operations into that facility. Substantially all of the Company’s assets are located either in this facility and in the corporate headquarters in Pasadena.  A summary of the facility is provided below:

•	Approximately 66 scientists;
•	State-of-the-art laboratories: 27,000 total sq. ft. (16,000 sq. ft. lab, 11,000 sq. ft. office);
•	Complete small animal facility;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animals models for metabolic, viral, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR, clinical chemistry analytics.

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in discovering, developing and testing our clinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of Contract Research Organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as GLP toxicology studies necessary to support clinical trials, both of which are outsourced to cGMP-compliant manufacturers and GLP-compliant laboratories. Total research and development expense for fiscal 2014 was $23.1 million, an increase from $8.7 million in 2013, and $5.4 million in 2012.

We employ approximately 66 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses for our R&D activities were $7.8 million in fiscal 2014, $4.1 million in fiscal 2013, and $3.3 million in fiscal 2012.  Laboratory supplies including animal-related costs for in-vivo studies were $2.3 million, $1.3 million, and $1.1 million in fiscal 2014, 2013, and 2012, respectively.

Costs related to manufacture of clinical supplies, GLP toxicology studies and other outsourced lab studies, as well as clinical trial costs were $18.8 million, $6.1 million, and $3.0 million in fiscal 2014, 2013, and 2012 respectively.

Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $0.9 million, $0.7 million, and $0.8 million in fiscal 2014, 2013, and 2012, respectively. Other research and development expenses were $1.2 million, $0.6 million, and $0.5 million in fiscal 2014, 2013 and 2012, respectively. These expenses are primarily related to consulting fees and technology license fees.

Government Regulation

Government authorities in the United States, at the federal state, and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products.  All of our foreseeable product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the U.S., the Food and Drug Administration (FDA) and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act, and the regulations promulgated under those statutes, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the U.S. at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

An applicant seeking approval to market and distribute a new drug in the U.S. must typically undertake the following:

(1) completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

(2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective without FDA objection before human clinical trials may begin;

(3) approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;

(4) performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practice (“cGCP”) regulations, to establish the safety and effectiveness of the proposed drug product for each indication for which approval is sought;

(5) preparation and submission to the FDA of a New Drug Application (“NDA”);

(6) satisfactory review of the NDA by an FDA advisory committee, where appropriate or if applicable,

(7) satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or ingredients thereof, are  produced to assess compliance with current good manufacturing practice (“cGMP”) regulations and to assure that the facilities, methods, and controls are adequate to ensure the product’s identity, strength, quality, and purity;

(8) payment of user fees and securing FDA approval of the NDA; and

(9) compliance with any post-approval requirements, such as any Risk Evaluation and Mitigation Strategies (“REMS”) or post-approval studies required by the FDA.

Preclinical Studies and an IND

Preclinical studies can include in vitro and animal studies to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some preclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may place a clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites in late-stage clinical trials to assure compliance with cGCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million for fiscal year 2015, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment for fiscal year 2015. These fees are typically increased annually.

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, or its affiliate, submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third party controls, or has the power to control, both entities.  In addition, an application to market a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two adequate and well-controlled clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the applicant relies, as part of its application, on investigations made to show whether or not the drug is safe and effective for use “that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

The product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety and effectiveness of drug products.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA, and both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act and FDA’s implementing regulations at 21 C.F.R. Part 316.  The granting of an orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval.  Safety and effectiveness of a drug must be established through adequate and well-controlled studies.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines , warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug.

At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the RLD.”  Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Hatch-Waxman Amendments). Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Data and Market Exclusivity in the European Union

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Laws and Regulation

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Corporate Information

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), Ablaris Therapeutics, Inc. (“Ablaris”), and Tego Biosciences Corporation (“Tego”), as well as our former subsidiary Calando Pharmaceuticals, Inc. (“Calando”), which was deconsolidated during 2014, (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400. We also operate a research and development facility in Madison, Wisconsin. As of September 30, 2014, Arrowhead had 81 full-time employees.

Investor Information

Our internet website address is http://www.arrowheadresearch.com. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Arrowhead and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed below and all of the other information contained in this report in evaluating us and an investment in our securities. If any of the following risks and uncertainties should occur, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our Common Stock could decline. Additionally, we note that we have accrued net losses annually since inception given the stage of our drug development. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at similar stages of development.

Risks Related to Our Company

Drug development is time consuming, expensive and risky.

We are focused on technology related to new and improved pharmaceutical candidates. Product candidates that appear promising in the early phases of development, such as in animal and early human clinical trials, often fail to reach the market for a number of reasons, such as:

—	Clinical trial results may be unacceptable, even though preclinical trial results were promising;
—	Inefficacy and/or harmful side effects in humans or animals;
—	The necessary regulatory bodies, such as the U.S. Food and Drug Administration, may not approve our potential product for the intended use, or at all; and
—	Manufacturing and distribution may be uneconomical.

For example, the positive pre-clinical results for ARC-520 and ARC-AAT in animals may not be replicated in human clinical studies or it may be found to be unsafe in humans, particularly at higher doses needed to achieve the desired levels of efficacy. Also, the positive early safety results for ARC-520 from single dose human clinical studies may not be replicated in multiple dose studies. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the recruitment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate and shorten the time that an approved product may be protected by patents. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.

There are substantial risks inherent in attempting to commercialize new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

Our research and development efforts involve therapeutics based on RNA interference and our DPC delivery system, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs, including ARC-520, are not fully proven.  More specifically, the theory that knockdown of S-antigen in chronic hepatitis B patients will result in a functional cure is unproven.  Thus, even if ARC-520 is successful at reducing S-antigen levels in patients, it may not be a commercially viable drug if there is not a corresponding medical benefit related to the underlying Hepatitis B infection.  Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

Our drug candidates are in the early stages of development and because we have a short development history with both RNA interference and DPCs, there is a limited amount of information about us upon which you can evaluate our business and prospects.

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We have only a limited history upon which one can evaluate our targeted RNAi therapeutic business and prospects as our drug candidates are still at an early stage of development. Thus, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

—	Execute product development activities using unproven technologies;
—	Build, maintain and protect a strong intellectual property portfolio;
—	Demonstrate safety and efficacy of our drug candidates in multiple human clinical studies;
—	Receive FDA approval and gain market acceptance for the development and commercialization of any drugs we develop;
—	Develop and maintain successful strategic relationships with suppliers, distributors, and potentially commercial licensing partners; and
—	Manage our spending and cash requirements as our expenses are expected to increase in the near term due to preclinical and clinical trials.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop products, raise capital, expand our business or continue our operations.

We may be unable to attract revenue-generating collaborations with other pharmaceutical and biotech companies to advance our drug candidates.

Our business strategy includes obtaining collaborations with other pharmaceutical and biotech companies to support the development of our therapeutic siRNA and other drug candidates. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we are unable to enter into any of these agreements on commercially attractive terms, we may be unable to develop certain programs due to a limited availability of resources, and we may need to raise additional capital, which could be dilutive to our existing investors.

We will need to achieve commercial acceptance of our drug candidates to generate revenues and achieve profitability.

Even if our research and development efforts yield technologically feasible applications, we may not successfully develop commercial products.  Drug development takes years of study in human clinical trials prior to regulatory approval, and, even if we are successful, we may not be so on a timely basis. During our drug development period, superior competitive technologies may be introduced which could diminish or extinguish the potential commercial uses for our drug candidates. Additionally, the degree to which the medical community and consumers will adopt any product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products, their potential advantage over alternative treatments, and the costs to patients and third-party payors, including insurance companies and Medicare. Recent efforts in the United States and abroad to reduce overall healthcare spending has put significant pressure on the price of prescription drugs and certain companies have been publicly criticized for the relatively high cost of their therapies.  These pressures may force us to sell any approved drugs at a lower price than we or analysts may anticipate, or may result in lower levels of reimbursement and coverage from third parties.

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

We have incurred net losses since our inception, including net losses of $58.7 million for the year ended September 30, 2014. We expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability.

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

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of our company and our partners, and potential licensing or partnering transactions, we will likely need to raise additional capital to:

—	Fund research and development infrastructure and activities relating to the development of our drug candidates, including pre-clinical and clinical trials and manufacturing to support these efforts;
—	Fund our general and administrative infrastructure and activities;
—	Pursue business development opportunities for our technologies;
—	Add to and protect our intellectual property; and
—	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

•	The scope, duration and expenditures associated with our research and development;
•	Regulatory requirements for our clinical trials;
•	The extent to which our R&D and clinical efforts are successful;
•	The outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;
•	Competing technological developments;
•	Our proprietary patent position, if any, in our products; and
•	The regulatory approval process for our drug candidates.

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

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2014, we had $44.7 million in fixed income marketable securities. These investments are in corporate bonds nearing maturity, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

We may not be able to effectively secure first-tier technologies when competing against other companies or investors.

Our future success may require that we acquire patent rights and know-how to new or complimentary technologies. However, we compete with a substantial number of other companies that may also compete for technologies we desire. In addition, many venture capital firms and other institutional investors, as well as other pharmaceutical and biotech companies, invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater financial, scientific and commercial resources than us. Therefore, we may not be able to secure the technologies we desire. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.

Risks Associated with Reliance on Third Parties

We will need to establish additional relationships with strategic and development partners to fully develop our drug candidates and market any approved products.

We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:

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

The occurrence of any of the above events or other related events could impair our ability to generate revenues and harm our business and financial condition.

We may lose a considerable amount of control over our intellectual property and may not receive anticipated revenues in strategic transactions, particularly where the consideration is contingent on the achievement of development or sales milestones.

Our business model has been to develop new technologies and to utilize the intellectual property created through the research and development process to develop commercially successful products. If the acquirers of our technologies fail to achieve performance milestones, we may not receive a significant portion of the total value of any sale, license or other strategic transaction.

We rely on outside sources for various components and processes for our products.

We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist, or does not exist on acceptable terms. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors.

We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.

We have limited manufacturing capabilities and experience. ARC-520 and our other drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards.  There are a limited number of manufacturers that supply synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

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

Manufacturers of our approved products, if any, must comply with current good manufacturing practices (cGMP) requirements enforced by the U.S. Food and Drug Administration and foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third-parties to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs to us.

Risks related to managing our operations

Our success depends on the attraction and retention of senior management and scientists with relevant expertise.

Our future success depends to a significant extent on the continued services of our key employees, including Dr. Christopher Anzalone, our President and Chief Executive Officer, Dr. Bruce Given, our Chief Operating Officer, Dr. David Lewis, our Chief Scientific Officer, and Kenneth Myszkowski, our Chief Financial Officer. We do not maintain key man life insurance for any of our executives. Our ability to execute our strategy also will depend on our ability to continue to attract and retain qualified scientists and management. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

We may have difficulty expanding our operations successfully as we evolve from a company primarily involved in discovery and pre-clinical testing into one that develops and commercializes drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Even if our clinical studies are successful and we achieve regulatory approval, the approved product label may be more limited than we or analysts anticipate, which could limit the commercial opportunity for our drug candidates.

At the time drugs are approved for commercialization, they are given a “product label” from the FDA or other regulatory body. This label sets forth the approved indication for marketing, and identifies potential safety concerns for prescribing physicians and patients.  While we may seek as broad a product label as possible for our successful drug candidates, we may receive a narrower label than expected, either by us or by third parties, such as stockholders and securities analysts. For example, any approved products may only be indicated to treat refractory patients (i.e., those who have failed some other first-line therapy). Similarly, it is possible that only a specific sub-set of patients safely responds to our drug candidates. As a result, our drug candidates, even if successful in clinical trials, could be approved only for patients with a particular phenotype or subset of the underlying disease.  Additionally, safety considerations may result in contraindications that could further limit the scope of an approved product label.  Any of these or other safety and efficacy considerations could limit the commercial opportunity for our drug candidates.

Even if our drug candidates are approved for commercialization, future regulatory reviews or inspections may result in the suspension or withdrawal of one or more of our products, closure of a facility or enforcement of substantial fines.

If regulatory approval to sell any of our product candidates is received, regulatory agencies will subject any marketed product(s), as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or manufacturing and laboratory facility are discovered, or we fail to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions on that product or on us. The agency may require the withdrawal of the product from the market, closure of the facility or enforcement of substantial fines.

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

Although we currently have liability insurance for our clinical trials, our insurance coverage may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If a natural or man-made disaster strikes our research and development facility or otherwise affects our business, it could delay our progress developing our drugs.

We conduct research and development in a facility in Madison, Wisconsin.  The facilities and the equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism; and if our facilities are affected by a disaster, our development efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug candidate by the medical community may be limited if third-party payers will not offer coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly approved drugs.  Cost control initiatives may decrease coverage and payment levels for any new drug and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue. When we partner with third parties with respect to our drug candidates, we will typically be relying on that partner to obtain cost reimbursement from third parties for the drug, if approved.

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

Risks Related to Our Intellectual Property Rights

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

We have licensed rights to pending patents and have filed and expect to continue to file patent applications. Researchers sponsored by us may also file patent applications that we may need to license. Such patent applications may not be available for licensing or may not be economically feasible to license.  Certain of our patents may not be granted or may not contain claims of the necessary breadth because of, for example, the existence of prior art.  If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Even if successful, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated or held unenforceable, and thus frustrate commercialization of products. Additionally, even if patents are issued and are enforceable, others may develop similar, superior or parallel technologies to any technology developed by us and not infringe on our patents.  Alternatively, our technology may prove to infringe upon patents or rights owned by others. Finally, patent prosecution and maintenance is expensive, and we may be forced to curtail prosecution or maintenance if our cash resources are limited. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. If we are unable to derive value from our licensed or owned intellectual property, the value of your investment may decline.

Our Subsidiaries are party to technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business would be seriously and adversely affected.

Through our Subsidiaries, we are party to license agreements with Alnylam Pharmaceuticals, Inc., City of Hope, and other entities to incorporate their proprietary technologies into our drug products under development. These license agreements require us to pay royalties and satisfy other conditions, including conditions in some cases related to the commercialization of the licensed technology. We may not be able to successfully incorporate these technologies into marketable products or, if we do, sales may not be sufficient to recover the amounts that we are obligated to pay to the licensors. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which would limit our ability to implement our current business plan and harm our business and financial condition.

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

We license patent rights from third-party owners and we rely on such owners to obtain, maintain and enforce the patents underlying such licenses.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Alnylam Pharmaceuticals, Inc. We also expect to enter into additional licenses to third-party intellectual property in the future.

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

Our technology licensed from various third parties may be subject to retained rights.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to our Stock

Stockholder equity interest may be substantially diluted in any additional financing.

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. During the fiscal year ended September 30, 2014, we issued and sold 9,396,672 and 46,000 shares of Common Stock and Preferred Stock, respectively, through two equity financings in October 2013 and February 2014.  As of September 30, 2014, we had 54,656,936 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

Our Common Stock price has fluctuated significantly over the last several years and may continue to do so in the future, without regard to our results of operations and prospects.

Because we are early in the stage of our drug development, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will likely continue to fluctuate significantly. We may not generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

—	Announcements of developments related to our business;
—	Our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;
—	Announcements regarding the status of any or all of our collaborations or products, including clinical trial results;
—	Market perception and/or investor sentiment regarding our technology;
—	Announcements of actions taken by regulatory authorities; such as the U.S. Food and Drug Administration;
—	Announcements regarding developments in the RNA interference or biotechnology fields in general;
—	Announcements regarding clinical trial results with our products or competitors’ products;
—	Market perception and/or announcements regarding other companies developing products in the field of RNA interference;

—	The issuance of competitive patents or disallowance or loss of our patent rights;
—	The addition or departure of key executives; and
—	Variations in our operating results.

We will not have control over many of these factors but expect that they may influence our stock price. As a result, our stock price may be volatile and such volatility could result in the loss of all or part of your investment.

Litigation claims may result in financial losses or harm our reputation and may divert management resources.

When the market price of a stock is volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. Certain of our stockholders have recently brought such lawsuits against us, pursuant to which we could incur substantial costs.  We cannot predict with certainty the eventual outcome of this or any other litigation, arbitration or third-party inquiry. We may not be successful in defending ourselves or asserting our rights in current or future lawsuits, investigations, or claims that have been or may be brought against us and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

The market for purchases and sales of our Common Stock may be limited, and the sale of a limited number of shares could cause the price to fall sharply.

Although our Common Stock is listed for trading on the NASDAQ Global Select Market, at various times our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of our stock. For example, mandatory sales of our Common Stock by institutional holders could be triggered if an investment in our Common Stock no longer satisfies their investment standards and guidelines. It may be difficult to sell shares of our Common Stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock.

If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our Common Stock can be influenced by the research and reports that industry or securities analysts publish about our business. Currently, coverage of our Company by industry and securities analysts is limited. Investors have many investment opportunities and may limit their investments to companies that receive greater coverage from analysts. If additional industry or securities analysts do not commence coverage of the Company, the trading price of our stock could be negatively impacted. If one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price may decline. If one or more of these analysts cease to cover our industry or us or fail to publish reports about the Company regularly, our Common Stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline. Further, incorrect judgments, estimates or assumptions made by research analysts may adversely affect our stock price, particularly if subsequent performance falls below the levels that were projected by the research analyst(s), even if  we did not set or endorse such expectations.  Any of these events could cause further volatility in our stock price and could result in substantial declines in the value of our stock.

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

During the year ended September 30, 2014, we expanded our leases for our corporate headquarters, located in Pasadena, California, and our research facility in Madison, Wisconsin, to accommodate our increased headcount.  The Company does not own any real property. The following table summarizes the company’s leased facilities as of September 30, 2014:

	Office Space	Monthly Rent	Lease Commencement	Lease Term
Pasadena, California	8,500 sq. ft.	$23,000	August 16, 2012	7 years
Madison, Wisconsin	27,000 sq. ft.	$75,000	February 16, 2009	10 Years

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings are set forth in our financial statement schedules in Part IV, Item 15 of this Annual Report and are incorporated herein by reference. See Note 8 — Commitments and Contingencies of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ARWR”. The following table sets forth the high and low sales prices for a share of the Company’s Common Stock during each period indicated.

	Fiscal Year Ended September 30,
	2014		2013
	High	Low	High	Low
1st Quarter	$11.07	$5.86	$2.63	$2.01
2nd Quarter	26.57	9.92	2.42	1.78
3rd Quarter	18.28	9.79	2.35	1.69
4th Quarter	16.96	10.72	6.05	1.96

Shares Outstanding

At November 24, 2014, 54,682,636 shares of the Company’s Common Stock were issued and outstanding, and were owned by 122 stockholders of record, based on information provided by the Company’s transfer agent.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

Securities Authorized for Issuance Under the Equity Compensation Plans

The disclosure required under this item related to equity compensation plans is incorporated by reference from Item 12 of Part III of this Annual Report on Form 10-K.

Sales of Unregistered Securities

All information under this Item has been previously reported on our Current Reports on Form 8-K.

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the years ended September 30, 2014, 2013 or 2012.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We selected the NASDAQ Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2009, in each of our Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this

Form 10-K and in previously filed annual reports on Form 10-K of Arrowhead Research Corporation.

	Year Ended September
	2014	2013	2012	2011	2010
OPERATING SUMMARY
REVENUE	$175,000	$290,266	$146,875	$296,139	$-
OPERATING EXPENSES
Research and development	23,138,050	8,705,627	5,391,463	3,277,760	529,601
Salaries and payroll-related costs	12,829,355	6,667,669	6,414,921	1,408,366	1,146,394
General and administrative expenses	5,894,008	3,488,864	6,439,323	3,821,550	2,490,725
Stock-based compensation	5,696,173	1,536,271	1,241,404	1,376,921	1,424,293
Depreciation and amortization	1,345,655	1,751,412	1,748,975	241,808	241,808
Impairment expense	2,172,387	1,308,047	-	-	-
Contingent consideration - fair value adjustments	2,375,658	1,421,652	-	-	-
TOTAL OPERATING EXPENSES (a)	53,451,286	24,879,542	21,236,086	10,126,405	5,832,821
OPERATING LOSS	(53,276,286)	(24,589,276)	(21,089,211)	(9,830,266)	(5,832,821)
LOSS FROM CONTINUING OPERATIONS	(58,725,412)	(31,703,079)	(22,110,643)	(8,785,008)	(4,311,987)
Income (loss) from discontinued operations	-	(354)	(80)	1,373,396	(2,645,031)
Gain on disposal of discontined operations	-	-	-	3,919,213	-
NET LOSS	(58,725,412)	(31,703,433)	(22,110,723)	(3,492,399)	(6,957,018)
Net (gain) loss attributable to non-controlling interests	95,222	560,144	984,795	363,514	1,182,990
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(58,630,190)	$(31,143,289)	$(21,125,928)	$(3,128,885)	$(5,774,028)
EARNINGS PER SHARE (BASIC):
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(1.25)	$(1.30)	$(1.90)	$(1.18)	$(0.49)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	$-	$-	$-	$0.74	$(0.41)
Net Income (Loss) attributable to Arrowhead common shareholders	$(1.25)	$(1.30)	$(1.90)	$(0.44)	$(0.90)

EARNINGS PER SHARE (DILUTED):
Income (loss) from continuing operations attributable to Arrowhead common shareholders	$(1.25)	$(1.30)	$(1.90)	$(1.08)	$(0.49)
Income (loss) from discontinued operations attributable to Arrowhead common shareholders	$-	$-	$-	$0.68	$(0.41)
Net Income (Loss) attributable to Arrowhead common shareholders	$(1.25)	$(1.30)	$(1.90)	$(0.40)	$(0.90)

Weighted average shares outstanding - basic	46,933,030	24,002,224	11,129,766	7,181,121	6,434,245
Weighted average shares outstanding - diluted	46,933,030	24,002,224	11,129,766	7,830,407	6,434,245

CASH DIVDEND PAID PER COMMON SHARE	$-	$-	$-	$-	$-
	September 30,
	2014	2013	2012	2011	2010
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	132,510,610	19,114,444	3,377,288	7,507,389	6,847,162
SHORT AND LONG-TERM INVESTMENTS (b)	44,741,378	10,732,414	106,500	634,585	-
TOTAL ASSETS (b)	182,816,756	37,329,631	16,527,818	15,888,563	12,354,542
CAPITAL LEASE OBLIGATIONS	972,331	1,282,458	1,497,259	-	-
OTHER LONG-TERM OBLIGATIONS	4,226,137	1,808,709	1,108,563	742,446	-

(a)

The increase in our Operating Expenses during the year ended September 30, 2014 is primarily due to the progress achieved on our lead clinical candidate for HBV, ARC-520.  The primary costs incurred during Fiscal 2014 related to manufacturing of clinical supplies for its clinical trials, toxicology studies, and the cost associated with the administration of clinical trials.  In addition, the company is incurring costs, primarily manufacturing costs, as we prepare for a phase 2b clinical trial anticipated to begin in the first quarter of 2015.

(b)

The increase in Cash and Cash Equivalents, Investments, and Total Assets as of September 30, 2014 as compared to September 30, 2013, primarily relates to two securities offerings completed in October 2013 and February 2014 which generated approximately $172.6 million of cash proceeds for the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), and Ablaris Therapeutics, Inc. (“Ablaris”), as well as our former subsidiary Calando Pharmaceuticals, Inc. (“Calando”), which was deconsolidated during 2014, (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Research develops novel drugs to treat intractable diseases by silencing the genes that cause them. Using the broadest portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. Arrowhead’s most advanced drug candidate in clinical development is ARC-520, which is designed to treat chronic hepatitis B infection by inhibiting the production of all HBV gene products.  The goal is to reverse the immune suppression that prevents the body from controlling the virus and clearing the disease. Arrowhead’s second clinical candidate is ARC-AAT, a treatment for a rare liver disease associated with a genetic disorder that causes alpha-1 antitrypsin deficiency.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During 2014, the Company made substantial progress with its lead clinical candidate, ARC-520, for the treatment of chronic hepatitis B.  In July 2013, the Company began a Phase 1 clinical trial in Australia in healthy volunteers to characterize the safety profile of ARC-520. The Company evalulated four dose levels, and no dose-limiting toxicities or serious adverse events have been observed.  The Company began a Phase 2a pilot efficacy study in Hong Kong for chronically infected HBV patients in March 2014.   The study is ongoing.

In June 2014, the Company announced its next clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with Alpha-1 antitrypsin deficiency (AATD).  The Company expects to begin a Phase 1 clinical trial in the first quarter of 2015.

The Company continues to develop other clinical candidates for future clinical trials, focusing on intravenously-administered therapeutics targeting gene knockdown in the liver, as well as formulations for administering RNAi-based therapeutics by subcutaneous administration. Clinical candidates are tested through GLP toxicology studies at outside laboratories, and drug materials for such studies, and for clinical trials, are contracted to third-party manufactures when cGMP production is required.  The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as program costs, and if the clinical candidates progress through human testing, program costs will increase.

Net losses were $58.7 million, $31.7 million and $22.1 million during the years ended September 30, 2014, 2013 and 2012, respectively.  Diluted losses per share were $1.25, $1.30 and $1.90 during the years ended September 30, 2014, 2013 and 2012, respectively.

During 2014 the Company also substantially strengthened its liquidity and financial position through two securities offerings completed in October 2013 and February 2014 which generated approximately $172.6 million of cash proceeds for the Company.  These cash proceeds secured the funding needed to advance both ARC-520 and ARC-AAT through future clinical trials and will also assist as the Company expands its pipeline of other clinical candidates. The Company had $132.5 million of Cash and Cash Equivalents and $182.8 million of Total Assets as of September 30, 2014 as compared to $19.1 million and $37.3 million as of September 30, 2013, respectively.

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

Business Combinations

In October 2011, we acquired all of the outstanding common stock of Roche Madison, Inc. and certain related intellectual property assets in exchange for a $50,000 promissory note, 1,288,158 shares of Arrowhead Common Stock and certain contingent consideration, altogether an estimated value of $5.1 million on the date of the acquisition. We assigned the value of the consideration to the tangible assets and identifiable intangible assets and the liabilities assumed on the basis of their fair values on the date of acquisition. The excess of net assets over the consideration was recorded as a non-operating gain.

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

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that our assumptions about the useful lives of these assets are no longer appropriate. If impairment is indicated, recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Impairment of Intangible assets

Intangible assets consist of in-process research and development and license agreements acquired in conjunction with a business acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are also reviewed annually to determine whether any impairment is necessary. Based on ASU 2012-02, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

Stock-Based Compensation

We recognize stock-based compensation expense for stock options based on the grant date fair value using the Black-Scholes options pricing model, which requires us to make assumptions regarding certain variables including the risk-free interest rate, expected stock price volatility, assumed forfeitures, and the expected life of the award. The grant date fair value of restricted stock units granted is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. Expense for stock options and restricted stock units is recognized over the requisite service period. The assumptions used in calculating stock-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties, and if factors change or the Company used different assumptions, its stock-based compensation expense could be materially different in the future.

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

Contingent Consideration

The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of the occurrence of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date. Changes in the fair value of our contingent consideration obligations are recognized within our Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Year ended September 30,
	2014	2013	2012
Revenue	$175,000	$290,266	$146,875
Operating Loss	(53,276,286)	(24,589,276)	(21,089,211)
Loss from Continuing Operations	(58,720,112)	(31,703,079)	(22,110,643)
Net Loss	(58,725,412)	(31,703,433)	(22,110,723)
Earnings per Share (Basic and Diluted)	$(1.25)	$(1.30)	$(1.90)

The increase in our Operating Expenses during the year ended September 30, 2014 is primarily due to the progress achieved on our lead clinical candidate for HBV, ARC-520.  The primary costs incurred during fiscal 2014 related to manufacturing of clinical supplies for its clinical trials, toxicology studies, and the cost associated with the administration of clinical trials.  In addition, the company is incurring costs, primarily manufacturing costs, as we prepare for a phase 2b clinical trial anticipated to begin in the first quarter of 2015.

Results of Operations Comparison for 2014 and 2013

Revenues

Total revenue was $175,000 for the year ended September 30, 2014 and $290,000 for the year ended September 30, 2013.  Revenue is primarily related to licensed technology.  In addition, the Company had collaboration revenue of $115,000 during the year ended September 30, 2013.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2014 and 2013 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to program costs, composed primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facility in Madison, Wisconsin, including facility costs and laboratory-related expenses. The following table provides details of research and development expense for the periods indicated:

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2014	Category	September 30, 2013	Category	$	%
Laboratory supplies & services	$2,071	9%	$1,058	12%	$1,013	96%
In vivo studies	224	1%	232	3%	(8)	-3%
Outside labs & contract services	691	3%	533	6%	158	30%
Toxicity/efficacy studies	6,306	27%	1,658	19%	4,648	280%
Drug manufacturing	9,142	40%	2,625	30%	6,517	248%
Clinical trials	2,552	11%	1,093	13%	1,459	133%
Consulting	75	0%	213	2%	(138)	-65%
License, royalty & milestones	1,096	5%	322	4%	774	240%
Facilities and related	881	4%	732	8%	149	20%
Other research expenses	100	0%	240	3%	(140)	-58%
Total	$23,138	100%	$8,706	100%	$14,432	166%

Laboratory supplies and services expense increased $1,013,000 from $1,058,000 during the year ended September 30, 2013 to $2,071,000 during the current period.  The Company expanded its laboratory facility and increased its R&D headcount during 2014.  The increase in laboratory supplies and services is a result of additional supplies necessary to support increased efforts in pre-clinical research as the Company supports ongoing clinical efforts and accelerates efforts to identify new clinical candidates.

In vivo studies expense decreased $8,000 from $232,000 during the year ended September 30, 2013 to $224,000 during the current period. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and based on the varying costs of different in vivo testing models.  The expense in both periods relates to studies related to development of new clinical candidates, including ARC-AAT.

Outside labs and contract services expense increased $158,000 from $533,000 during the year ended September 30, 2013 to $691,000 during the current period.  The increase was primarily related to oligonucleotide synthesis related to development of new clinical candidates.

Toxicity/efficacy studies expense increased $4,648,000 from $1,658,000 during the year ended September 30, 2013 to $6,306,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-clinical toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The current period expense primarily relates to toxicology studies related to ARC-520, our clinical candidate for HBV, specifically toxicology studies to support our anticipated phase 2b clinical trial. Additionally, during 2014 we began incurring costs related to IND-enabling toxicology studies related to ARC-AAT.

Drug manufacturing expense increased $6,517,000 from $2,625,000 during the year ended September 30, 2013 to $9,142,000 during the current period.  The current period expense relates to drug manufacturing to supply toxicology studies for our HBV Phase 2b clinical trial, clinical supplies for the HBV Phase 2b clinical trial, as well as clinical supplies for our clinical trial for ARC-AAT.  The Phase 2b clinical trial for HBV will be a much larger study than previous clinical trials, and as such, the Company anticipates increased drug manufacturing expenses in future periods.

Clinical trials expense increased $1,459,000 from $1,093,000 during the year ended September 30, 2013 to $2,552,000 during the current period.  Clinical trial expenses increased as the Company advanced ARC-520 into its Phase 1 and Phase 2a clinical trial during 2014.

Consulting expense decreased $138,000 from $213,000 during the year ended September 30, 2013 to $75,000 during the current period.  The decrease is primarily due to 2013 consulting expenses related to targeting technologies which are no longer being pursued.

License, royalty and milestones expense increased $774,000 from $322,000 during year ended September 30, 2013 to $1,096,000 during the current period.  The current year increase relates to a $1 million milestone payment due pursuant to a license agreement based upon a milestone reached on one of its clinical candidates.  Milestone payments can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.

Facilities expense increased $149,000 from $732,000 during the year ended September 30, 2013 to $881,000 during the current period.  Facilities expenses were higher in the current period primarily due to repairs and maintenance costs on lab equipment.

Other research expense decreased $140,000 from $240,000 during the year ended September 30, 2013 to $100,000 during the current period.  Other research expense in the prior period relates to work at the University of Cincinnati related to our obesity program, which studies have been completed, and no further studies are planned.  The current period expenses primarily relate to medical and hazardous waste removal costs.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facility. Salaries and payroll-related expense consists of salary, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides detail of salary and payroll-related expenses for the periods indicated:

(in thousands)

	Twelve months	% of	Twelve months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2014	Category	September 30, 2013	Category	$	%
R&D - compensation-related	$7,828	61%	$4,127	62%	$3,701	90%
G&A - compensation-related	5,001	39%	2,541	38%	2,460	97%
Total	$12,829	100%	$6,668	100%	$6,161	92%

R&D compensation expense increased $3,701,000 from $4,127,000 during the year ended September 30, 2013 to $7,828,000 during the current period.  Increased headcount and salary increases accounted for the majority of the change in compensation-related expense.  Additionally, expenses related to annual performance bonuses were accrued during the year ended September 30, 2014 totaling $1,602,000 in expense; no performance bonuses were paid in the prior period.

G&A compensation expense increased $2,460,000 from $2,541,000 during the year ended September 30, 2013 to $5,001,000 during the current period. The majority of this change relates to expense recorded for annual performance bonuses in the current period.  Additionally, a portion of the increase is due to salary increases.  G&A headcount remained fairly consistent during the past twelve months.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2014	Category	September 30, 2013	Category	$	%
Professional/outside services	$2,466	42%	$1,319	38%	$1,147	87%
Patent expense	632	11%	941	27%	(309)	-33%
Facilities and related	193	3%	170	5%	23	14%
Travel	654	11%	440	13%	214	49%
Business insurance	302	5%	216	6%	86	40%
Communication and Technology	388	7%	184	5%	204	111%
Office expenses	380	6%	110	3%	270	245%
Other	880	15%	109	3%	771	707%
Total	$5,895	100%	$3,489	100%	$2,406	69%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense increased $1,147,000 from $1,319,000 during the year ended September 30, 2013 to $2,466,000 during the current period. The increase in professional fees primarily related to professional recruiting fees for the hiring of additional R&D personnel to support and expand its clinical pipeline.  Additionally, the Company incurred higher SEC filing fees associated with financing in February 2014 and higher NASDAQ fees based on a higher number of shares outstanding.

Patent expense decreased $309,000 from $941,000 during the year ended September 30, 2013 to $632,000 during the current period.  Patent expenses related to Calando declined by $215,000 in the current period as Calando terminated its license agreement with Caltech in August 2013, which had obligated Calando to pay certain related patent costs, and by curtailing prosecution of other non-strategic patents.  During the year ended September 30, 2014, Arrowhead deconsolidated Calando, thus no further Calando patent expense will be incurred. The Company continues to invest in patent protection for its DPC technology, related product candidates and other RNAi technology through patent filings in multiple countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved.

Facilities-related expense increased $23,000 from $170,000 during the year ended September 30, 2013 to $193,000 in the current period.  Facilities expense increased due to the expansion of our corporate headquarters in Pasadena as well as routine increases in ancillary lease charges.

Travel expense increased $214,000 from $440,000 during the year ended September 30, 2013 to $654,000 during the current period.  Travel expense increased due to travel in support of our R&D function, primarily our GMP manufacturing campaign and our clinical trials.

Business insurance expense increased $86,000 from $216,000 during the year ended September 30, 2013 to $302,000 during the current period. Business insurance costs increased primarily related to added coverage related to the Company’s clinical trials.

Communication and technology expense increased $204,000 from $184,000 during the year ended September 30, 2013 to $388,000 during the current period. The increase was related to equipment purchases to replace outdated equipment and to cost associated with new equipment related to new employees.

Office expense increased $270,000 from $110,000 during the year ended September 30, 2013 to $380,000 during the current period. The increase was related to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to an office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.

Other expense increased $771,000 from $109,000 during the year ended September 30, 2013 to $880,000 during the current period. The increase was related to an increase in estimated franchise taxes accrued as well as an allowance recorded for certain other receivables.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, increased $4,160,000 from $1,536,000 during the year ended September 30, 2013 to $5,696,000 during the current period.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the additional options and restricted stock units granted to new and existing employees in fiscal 2014, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, decreased $405,000 from $1,751,000 during the year ended September 30, 2013, to $1,346,000 during the current period.  The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Roche Madison in 2011. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.  Amortization expense decreased in 2014 as compared to 2013 as capitalized patents related to Calando were fully written off in 2013, accordingly there was no expense recorded in 2014.

Impairment expense

Impairment expense, a noncash expense, increased $864,000 from $1,308,000 during the year ended September 30, 2013 to $2,172,000 during the current period.  During the year ended September 30, 2014, the Company determined that the carrying value of the Alvos IPR&D may not be recoverable and should be fully impaired.  The Company recorded an impairment charge of $2.2 million.  During the year ended September 30, 2013, management determined that the value of the Calando patents was impaired, and the Company recorded a $1.3 million impairment charge.

Contingent Consideration – Fair Value Adjustments

Contingent Consideration – Fair Value Adjustments increased $954,000 from $1,422,000 during the year ended September 30, 2013 to $2,376,000 during the current period.  Contingent consideration resulting from the acquisition of Roche Madison is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  The Company increased this liability by $2.5 million and $1.4 million during the years ended September 30, 2014 and 2013, respectively, for a total liability of $4.0 million, which is recorded on the Company’s Consolidated Balance Sheets.

Other Income / Expense

Other income / expense decreased $1,670,000 from expense of $7,114,000 during the year ended September 30, 2013 to expense of $5,444,000 during the current period.   The decrease in expense is primarily due to a $1.0 million write down of a note receivable related to the sale of our former subsidiary, Unidym, in 2013, which was not repeated in the current year.  Additionally, the Company received increased interest income during 2014 as it has invested its excess cash balances in short and long-term corporate bonds.  The largest component of this line item is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was approximately $6.0 million in 2014 and $5.3 million in 2013.

Results of Operations Comparison for 2013 and 2012

The Company had a net loss of $31.7 million for the year ended September 30, 2013, compared to a net loss of $22.1 million for the year ended September 30, 2012, an increase of $9.6 million.

The increase in the net loss was the result of a number of factors. From an operating standpoint, the main factor was higher R&D expenses of $3.3 million for preclinical GLP toxicology studies and cGMP drug manufacturing in preparation of the clinical trial for ARC-520, as well as costs for the Phase 1 clinical trial of ARC-520.  General and administrative expenses were lower in 2013 by $2.9 million. This change was primarily due to the prior year write down of certain receivables from minority interest companies.  Salaries and payroll related expenses increased nominally in 2013, primarily due to headcount increases and general salary adjustments.  In 2013, the Company recorded a noncash impairment expense of $1.3 million to write off certain patents as a result of a termination of a license agreement.  Other expense was higher in 2013 by $6.1 million primarily due to noncash losses from the change in value of derivatives, as well as the write down of a note receivable obtained as part of our disposition of Unidym in 2011.  Details of the results of operations are presented below.

Revenues

Total revenue was $290,000 for the year ended September 30, 2013 and $147,000 for the year ended September 30, 2012.  Revenue is primarily composed of amortization of up-front patent license fee payments.  In addition, the Company had collaboration revenue of $115,000 during the year ended September 30, 2013.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2013 and 2012 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s on-going research and development efforts, primarily related to its laboratory research facility in Madison, Wisconsin, and also include outsourced R&D services. The following table provides details of research and development expense for the periods indicated below:

(in thousands)

	Twelve Months	% of	Twelve Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2013	Category	September 30, 2012	Category	$	%
Laboratory supplies & services	$1,058	12%	$794	15%	$264	33%
In vivo studies	232	3%	302	6%	(70)	-23%
Outside labs & contract services	533	6%	496	9%	37	7%
Toxicity/efficacy studies	1,658	19%	43	1%	1,615	N/A
Drug Manufacturing	2,625	30%	1,574	29%	1,051	67%
Clinical trials	1,093	13%	599	11%	494	82%
Consulting	213	2%	305	6%	(92)	-30%
License, royalty & milestones	322	4%	274	5%	48	18%
Facilities and related	732	8%	787	15%	(55)	-7%
Other research expenses	240	3%	217	4%	23	11%
Total	$8,706	100%	$5,391	100%	$3,315	61%

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

In vivo studies expense was $303,000 during the year ended September 30, 2013, compared to 232,000 in the comparable prior period. The current period expense relates to preclinical animal studies at our Madison research facility, as the Company tests formulations of new potential clinical candidates.

Outside lab and contract services expense was $533,000 during the year ended September 30, 2013, compared to $496,000 in the comparable prior period. The increase was primarily related to oligonucleotide synthesis related to development of new clinical candidates. As ARC-520 and other clinical candidates progress through clinical trials, outside lab and contract service expense is expected to increase.

Toxicology and efficacy studies expense was $1,588,000 during the year ended September 30, 2013, compared to $43,000 in the comparable prior period.  The increase is primarily due to GLP toxicology studies related to ARC-520, our hepatitis B clinical candidate in preparation for a Phase 1 clinical trial.  Additionally, we initiated long-term toxicology studies to support a Phase 2b, multi-dose clinical study for ARC-520.  Outside toxicology work fluctuates depending on the number of clinical candidates the Company is developing and on the specific needs of each development candidate.

Drug manufacturing expense was $2.6 million during the year ended September 30, 2013, compared to $1.6 million in the comparable prior period. Drug manufacturing expense for fiscal 2013 was related to the manufacturing campaign to produce materials for the ARC-520 GLP toxicology studies and the Phase 1 clinical trial.  The Company utilized outside manufactures to produce these components. In the prior year, approximately half of the drug manufacturing expense was related to the production of polymer components for RONDEL.  Further development of RONDEL and CALAA-01 was suspended as the Company focused on its DPC delivery platform.

Clinical trial expense was $1,093,000 during the year ended September 30, 2013, compared to $599,000 in the comparable prior period. Expenses relating to clinical trials increased as the Company advanced ARC-520.  In fiscal 2013, the Company began a Phase 1 clinical trial for ARC-520 in healthy volunteers which completed enrollment in October 2013.

Consulting expense was $213,000 during the year ended September 30, 2013, compared to $305,000 in the comparable prior period. During fiscal 2012, the Company retained the services of a former Alvos employee to consult in the transition and this contract was not renewed in 2013.  Additionally, the Company scaled back its strategic advisory board, replacing it with a clinical advisory board, to address the Company’s needs with respect to ARC-520.  The timing of such consulting expenses resulted in less costs in 2013.

License, royalty & milestone expense was $322,000 during the year ended September 30, 2013, compared to $274,000 in the comparable prior period. The licensing fees, royalty and milestones expenses in fiscal 2013 was  related  to a one-time $100,000 milestone payment due at the start of the ARC-520 clinical trial, and a one-time payment to gain access to certain targeting technology from our acquisition of Alvos.  The 2012 expense was primarily related to a one-time milestone payment made related to the Ablaris clinical trial.

R&D facilities expense was $732,000 during the year ended September 30, 2013, compared to $787,000 in the comparable prior period and relates to rent for a research building, but also includes related property tax, utilities, and repairs and maintenance.  Facilities expenses were fairly constant during the year and as compared to the prior period, with minor fluctuations in repairs and maintenance, electricity, property taxes and common area maintenance.

Other research expense was $239,000 during the year ended September 30, 2013, compared to $217,000 in the comparable prior period. The expense in both periods relates primarily to research conducted at the University of Cincinnati for our obesity program.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facility. Salaries and payroll-related expense consists of salary, bonuses and payroll taxes. Salary and payroll-related expenses include two major categories: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides detail of salary and payroll-related expenses for the periods indicated below:

(in thousands)

	Twelve months Ended September 30, 2013	% of Expense Category	Twelve months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
R&D—compensation-related	4,127	62%	3,308	52%	819	25%
G&A—compensation-related	$2,541	38%	$3,107	48%	$(566)	-18%
Total	$6,668	100%	$6,415	100%	$253	4%

During the year ended September 30, 2013, G&A compensation expense decreased $566,000, a decline of 18%. During the year ended September 30, 2013, R&D compensation expense increased $819,000. Compensation expense for R&D employees is primarily composed of the personnel costs at our R&D facility in Madison, Wisconsin.  During 2013, the Company hired two additional employees.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated below.

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

Professional/outside services include legal, accounting and other outside services retained by the Company. All periods include normally occurring legal and accounting expenses related to SEC compliance and other corporate matters. Professional/outside services expense was $1.3 million during the year ended September 30, 2013, compared to $1.8 million in the comparable prior period.  The decrease in professional services relate to lower legal and consulting costs at Arrowhead, as well as a decline in those costs as they relate to our subsidiary, Calando, which ramped down activities in 2013.

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

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $1,536,000 during the year ended September 30, 2013, compared to $1,241,000 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the additional options granted to new and existing employees in fiscal 2013, compensation expense increased in 2013.

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

Other Income / Expense

Other income / expense increased from expense of $1.0 million in fiscal 2012 to $7.1 million in fiscal 2013. The increase in other expense during fiscal 2013 was primarily due to a noncash expense of $5.3 million for the change in value of derivatives.  The change in value of derivatives is impacted by the fair value calculation, based upon various inputs, but principally susceptible to a change in the Company’s stock price, which was the factor that drove the change in expense, primarily during the fourth quarter of fiscal 2013.  Additionally, the Company recorded expense of $1.0 million related to the write down of a note receivable related to the sale of our former subsidiary, Unidym.  Finally, the Company recorded a loss of $641,000 related to expenses at its minority equity investments, Leonardo and Nanotope.  During fiscal 2012, the Company recorded several nonrecurring items:  impairment of its investment in its unconsolidated affiliate, Nanotope, of $1.4 million, a loss on the disposal of fixed assets of $1.1 million, a gain recorded upon the acquisition of Roche Madison of $1.6 million, and an impairment of its investment in Leonardo of $0.2 million. An additional component of other income/expense in fiscal 2012 was the change in value of derivatives, which was a gain of $387,000.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of securities of Arrowhead and its Subsidiaries. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment in fiscal 2015, and beyond.

At September 30, 2014, the Company had cash on hand of approximately $132.5 million as compared to $19.1 million at September 30, 2013.  Excess cash invested in fixed income securities was $44.7 million at September 30, 2014, compared to $10.7 million at September 30, 2013.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2014, 2013, and 2012 is as follows:

	Year ended September 30,
	2014	2013	2012
Cash Flow from Continuing Operations:
Operating Activities	$(35,416,373)	$(19,032,826)	$(15,340,090)
Investing Activities	(36,481,770)	(9,520,867)	440,644
Financing Activities	185,294,309	44,291,203	10,769,625
Cash Flow from Discontinued Operations:
Operating Activities	-	(354)	(280)
Investing Activities	-	-	-
Financing Activities	-	-	-
NET INCREASE (DECREASE) IN CASH	113,396,166	15,737,156	(4,130,101)
CASH AT BEGINNING OF PERIOD	19,114,444	3,377,288	7,507,389
CASH AT END OF PERIOD	$132,510,610	$19,114,444	$3,377,288

During 2014, the Company used $35.4 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: research and development costs were $21.7 million, salary and payroll-related expenses were $9.1 million, and general and administrative costs were $4.6 million. Cash used by investing activities was $36.5 million, primarily related to net cash investments in fixed income securities of $34.8 million.  Capital expenditures were $1.7 million. Cash provided by financing activities of $185.3 million includes $172.6 million of cash received from equity financings by the Company in October 2013 and February 2014. The exercise of warrants and stock options during fiscal 2014 resulted in additional cash inflow of $12.9 million.

During 2013, the Company used $19.0 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: research and development costs were $8.7 million, salary and payroll-related expenses were $6.7 million, and general and administrative costs were $3.5 million. Cash used by investing activities was $9.5 million, primarily related to net cash investments in fixed income securities of $9.3 million.  Capital expenditures were $0.3 million. Cash provided by financing activities of $44.3 million includes $42.4 million of cash received from equity financings by the Company during 2013. The exercise of warrants and stock options during fiscal 2013 resulted in additional cash inflow of $2.1 million.

During 2012, the Company used $15.3 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: research and development costs were $5.0 million, salary and payroll-related expenses were $6.5 million, and general and administrative costs were $4.0 million. Cash provided by investing activities was $0.4 million, primarily related to the sale of certain marketable securities. Capital expenditures were $0.5 million. Cash provided by financing activities of $10.8 million includes $10.9 million of cash received from equity financings by the Company during 2012. The exercise of warrants and stock options during fiscal 2012 resulted in additional cash inflow of $0.1 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2014, for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt	50,000	50,000	-	-	-
Capital Leases	972,321	213,991	438,714	319,616	-
Operating Leases	2,888,357	580,306	1,210,521	1,097,530	-
Purchase Obligations	21,400,000	19,500,000	1,800,000	100,000	-
Other Long-Term Liabilities	4,226,137	-	-	329,424	3,896,713
Total	$29,536,815	$20,344,297	$3,449,235	$1,846,570	$3,896,713

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2014 and 2013, we had cash and cash equivalents of $132.5 million and $19.1 million respectively. We invest our cash reserves in corporate bonds typically with maturities of less than 2 years, and we classify these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our liability instrument sensitive to changes in interest rates is our derivative liability with its fair value determined using an option pricing model, which uses interest rate as an input. However, any change associated with this valuation would result in a noncash expense and would not significantly impact our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2015.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

3.1	Certificate of Incorporation of InterActive Group, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on February 13, 2001	Schedule 14C, as Exhibit A	December 22, 2000

3.2

Certificate of Amendment to Certificate of Incorporation of InterActive Group, Inc. (effecting, among other things a change in the corporation’s name to “Arrowhead Research Corporation”), filed with the Secretary of State of the State of Delaware on January 12, 2004

		Schedule 14C, as Exhibit 1	December 22, 2003

3.3	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, filed with the Secretary of State of the State of Delaware on January 26, 2005	Form 10-QSB for the quarter ended December 31, 2004, as Exhibit 3.4	February 11, 2005

3.4	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, filed with the Secretary of State of the State of Delaware on dated October 14, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 3.4	December 22, 2009

3.5	Series A Certificate of Designations, filed with the Secretary of State of the State of Delaware on October 25, 2011	Current Report on Form 8-K, as Exhibit 3.1	October 26, 2011

3.6	Certificate of Amendment to Certificate of Incorporation of Arrowhead Research Corporation, filed with the Secretary of State of the State of Delaware on November 15, 2011	Current Report on Form 8-K, as Exhibit 3.1	November 17, 2011

3.7	Bylaws	Schedule 14C, as Exhibit B	December 22, 2000

3.8	Amendment No. 1 to the Bylaws of Arrowhead Research Corporation	Current Report on Form 8-K, as Exhibit 3.1	April 27, 2010

3.9	Series B Certificate of Designations, filed with the Secretary of State of the State of Delaware on May 1, 2013	Current Report on Form 8-K, as Exhibit 3.1	May 1, 2013

3.10	Series C Certificate of Designations, filed with the Secretary of State of the State of Delaware on October 10, 2013	Current Report on Form 8-K, as Exhibit 3.1	October 10, 2013

4.1	Form of Warrant to Purchase Capital Stock expiring June 2014	Current Report on Form 8-K, as Exhibit 4.1	July 17, 2009

4.2	Form of Warrant to Purchase Capital Stock expiring December 2014	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 4.7	December 22, 2009

4.3	Form of Warrant to Purchase Common Stock expiring May 2017	Current Report on Form 8-K, as Exhibit 4.1	May 30, 2007

4.4	Form of Warrant to Purchase Common Stock expiring December 2015	Current Report on Form 8-K, as Exhibit 4.1	June 18, 2010

4.5	Form of Warrant to Purchase Shares of Capital Stock of Arrowhead Research Corporation expiring September 16, 2015	Current Report on Form 8-K, as Exhibit 4.1	September 22, 2010

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.6	Form of Warrant to Purchase Shares of Common Stock Expiring August 13, 2016	Current Report on Form 8-K, as Exhibit 4.1	August 13, 2012

4.7	Form of Common Stock Certificate	Amendment No. 2 to Registration Statement on Form S-1, as Exhibit 4.7	September 11, 2009

4.8	Form of Series B Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 4.15	December 18, 2013

4.9	Form of Warrant to Purchase Shares of Common Stock expiring August 17, 2016	Current Report on Form 8-K, as exhibit 4.2	August 13, 2012

4.10	Form of Warrant to Purchase Shares of Common Stock expiring December 12, 2017	Current Report on Form 8-K, as exhibit 4.2	December 12, 2012

4.11	Form of Warrant to Purchase Shares of Common Stock expiring January 30, 2018	Current Report on Form 8-K, as exhibit 4.2	January 30, 2013

4.12	Form of Series C Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 4.15	December 18, 2013

10.1**	Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan	Schedule 14C, as Exhibit D	December 22, 2000

10.2**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex A	January 12, 2012

10.3**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.4**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.5**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.6**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.7**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.8**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.9	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.10	License and Collaboration Agreement, dated July 8, 2007 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.35	December 20, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.11	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.12	Office Lease Agreement	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 8, 2012

10.13	Form of Subscription Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 99.1	December 12, 2012

10.14	Form of Subscription Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 99.1	January 30, 2013

10.15	Form of Securities Purchase Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 10.1	April 30, 2013

10.16	Securities Purchase Agreement between the Company and the purchasers listed thereon.	Current Report on Form 8-K, as Exhibit 10.1	October 10, 2013

10.17	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November 2014.

ARROWHEAD RESEARCH CORPORATION
By:	/S/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Christopher Anzalone	Chief Executive Officer, President and	November 25, 2014
Christopher Anzalone	Director (Principal Executive Officer)

/S/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	November 25, 2014
Kenneth A. Myszkowski	Financial and Accounting Officer)

/S/ Douglass Given	Director, Chairman of the Board of Directors	November 25, 2014
Douglass Given

/S/ Mauro Ferrari	Director	November 25, 2014
Mauro Ferrari

/S/ Edward W. Frykman	Director	November 25, 2014
Edward W. Frykman

/S/ Charles P. McKenney	Director	November 25, 2014
Charles P. McKenney

/S/ Michael S. Perry	Director	November 25, 2014
Michael S. Perry

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited the accompanying consolidated balance sheets of Arrowhead Research Corporation and Subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Research Corporation and Subsidiaries at September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrowhead Research Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 24, 2014 expressed an unqualified opinion thereon.

Rose, Snyder & Jacobs LLP

Encino, California

November 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Research Corporation

We have audited Arrowhead Research Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO criteria”). Arrowhead Research Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arrowhead Research Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Arrowhead Research Corporation and Subsidiaries and our report dated November 24, 2014 expressed an unqualified opinion thereon.

Rose, Snyder & Jacobs LLP

Encino, California

November 24, 2014

Arrowhead Research Corporation

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,510,610	$19,114,444
Trade receivable	-	75,000
Prepaid expenses	588,626	532,354
Other current assets	48,502	91,660
Short term investments	21,653,032	9,030,261
TOTAL CURRENT ASSETS	154,800,770	28,843,719
Property and equipment, net	3,872,753	3,513,235
Intangible assets, net	1,013,473	3,240,513
Investments	23,088,346	1,702,153
Other assets	41,414	30,011
TOTAL ASSETS	$182,816,756	$37,329,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,579,478	$1,199,632
Accrued expenses	1,399,486	638,884
Accrued payroll and benefits	3,268,506	905,771
Deferred revenue	103,125	103,125
Derivative liabilities	4,173,943	4,096,363
Capital lease obligation	213,991	221,345
Notes payable	50,000	971,557
Other current liabilities	58,495	588,343
TOTAL CURRENT LIABILITIES	11,847,024	8,725,020
LONG-TERM LIABILITIES
Notes payable, net of current portion	-	50,000
Capital lease obligation, net of current portion	758,340	1,061,113
Contingent consideration obligations	3,970,931	1,595,273
Other non-current liabilities	255,206	163,436
TOTAL LONG-TERM LIABILITIES	4,984,477	2,869,822
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 18,300 and 9,900 shares issued and outstanding as of September 30, 2014 and September 30, 2013, respectively	18	10
Common stock, $0.001 par value; 145,000,000 shares authorized; 54,656,936 and 32,489,444 shares issued and outstanding as of September 30, 2014 and September 30, 2013, respectively	147,026	124,859
Additional paid-in capital	391,164,558	193,514,766
Accumulated deficit	(224,771,159)	(166,140,969)
Total Arrowhead Research Corporation stockholders' equity	166,540,443	27,498,666
Non-controlling interest	(555,188)	(1,763,877)
TOTAL STOCKHOLDERS’ EQUITY	165,985,255	25,734,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,816,756	$37,329,631

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Operations

	Year Ended September 30,
	2014	2013	2012
REVENUE	$175,000	$290,266	$146,875
OPERATING EXPENSES
Research and development	23,138,050	8,705,627	5,391,463
Salaries and payroll-related costs	12,829,355	6,667,669	6,414,921
General and administrative expenses	5,894,008	3,488,864	6,439,323
Stock-based compensation	5,696,173	1,536,271	1,241,404
Depreciation and amortization	1,345,655	1,751,412	1,748,975
Impairment expense	2,172,387	1,308,047	-
Contingent consideration - Fair Value Adjustments	2,375,658	1,421,652	-
TOTAL OPERATING EXPENSES	53,451,286	24,879,542	21,236,086
OPERATING LOSS	(53,276,286)	(24,589,276)	(21,089,211)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	(78,874)	(641,141)	(240,154)
Impairment on investment in unconsolidated affiliates	-	-	(1,642,775)
Gain on purchase of Roche Madison	-	-	1,576,107
Gain (loss) on sale of fixed assets, net	(58,878)	(76,388)	(1,079,377)
Realized and unrealized gain (loss) in marketable securities	-	-	(58,091)
Interest income (expense), net	645,493	(97,910)	35,966
Change in value of derivatives	(6,033,659)	(5,300,389)	386,892
Other income (expense)	82,092	(997,975)	-
TOTAL OTHER INCOME (EXPENSE)	(5,443,826)	(7,113,803)	(1,021,432)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(58,720,112)	(31,703,079)	(22,110,643)
Provision for income taxes	(5,300)	-	-
LOSS FROM CONTINUING OPERATIONS	(58,725,412)	(31,703,079)	(22,110,643)
Income (loss) from discontinued operations	-	(354)	(80)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(354)	(80)
NET LOSS	(58,725,412)	(31,703,433)	(22,110,723)
Net (gain) loss attributable to non-controlling interests	95,222	560,144	984,795
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(58,630,190)	$(31,143,289)	$(21,125,928)
NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD	$(1.25)	$(1.30)	$(1.90)
SHAREHOLDERS - BASIC & DILUTED:
Weighted average shares outstanding - basic and diluted	46,933,030	24,002,224	11,129,766

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-	Subscription	Accumulated	Non-controlling
	Shares	Amount ($)	Shares	Amount ($)	in Capital	Receivable	Deficit	interest	Totals
Balance at September 30, 2011	-	$-	8,642,286	$86,422	$127,476,435	$(900,000)	$(113,871,752)	$(226,938)	$12,564,167
Exercise of warrants	-	-	15,511	16	50,390	-	-	-	50,406
Exercise of stock options	-	-	4,583	45	23,788	-	-	-	23,833
Stock-based compensation	-	-	-	-	1,241,404	-	-	-	1,241,404
Common stock issued @ $3.80 per share	-	-	138,158	1,382	523,618	(100,000)	-	-	425,000
Common stock issued @ $3.70 per share	-	-	675,000	6,750	2,241,000		-	-	2,247,750
Common stock issued @ $4.00 per share	-	-	100,000	1,000	399,000	-	-	-	400,000
Common stock issued @ $6.23 per share	-	-	83,211	83	499,918	-	-	-	500,001
Common stock issued @ $5.11 per share	-	-	97,831	98	499,903	-	-	-	500,001
Common stock and warrants issued @ $2.76 per unit	-	-	2,260,869	2,261	5,809,979	(16,000)			5,796,240
Common stock issued under Committed Capital Agreement	-	-	68,926	689	(689)	-	-	-	-
Common stock issued in acquisitions	-	-	1,217,159	9,332	6,138,498	-	-	-	6,147,830
Fractional shares redeemed in reverse stock split	-	-	(131)	-	-	-	-	-	-
Preferred stock issued @ $1,000 per share	1,015	1	-	-	1,014,999	-	-	-	1,015,000
Preferred stock converted to common stock	(1,015)	(1)	275,782	276	(275)	-	-	-	-
Exercise of Calando stock options	-	-	-	-	-	-	-	8,000	8,000
Net loss for the year ended September 30, 2012	-	-	-	-	-	-	(21,125,928)	(984,795)	(22,110,723)
Balance at September 30, 2012	-	$-	13,579,185	$108,354	$145,917,968	$(1,016,000)	$(134,997,680)	$(1,203,733)	$8,808,909
Exercise of warrants	-	-	1,182,451	1,183	2,053,416	-	-	-	2,054,599
Exercise of stock options	-	-	675	1	2,578	-	-	-	2,579
Stock-based compensation	-	-	-	-	1,536,271	-	-	-	1,536,271
Subscription payment	-	-	-	-	-	16,000	-	-	16,000
Subscription reversal	-	-	(267,444)	(2,674)	(997,326)	1,000,000	-	-	-
Common stock issued @ $4.49 per share to Roche	-	-	239,894	240	985,809	-	-	-	986,049
Common stock and warrants issued @ $2.26 per unit	-	-	1,825,079	1,825	3,814,643	-	-	-	3,816,468
Common stock and warrants issued @ $2.12 per unit	-	-	1,667,051	1,667	3,255,192	-	-	-	3,256,859
Common stock and warrants issued @ $1.83 per unit	-	-	14,262,553	14,263	25,445,236	-	-	-	25,459,499
Establish and settlements related to derivative liability	-	-	-	-	1,600,989	-	-	-	1,600,989
Preferred stock issued @ 1,000 per share	9,900	10	-	-	9,899,990	-	-	-	9,900,000
Net loss for the year ended September 30, 2013	-	-	-	-	-	-	(31,143,289)	(560,144)	(31,703,433)
Balance at September 30, 2013	9,900	$10	32,489,444	$124,859	$193,514,766	$-	$(166,140,969)	$(1,763,877)	$25,734,789
Exercise of warrants	-	-	2,911,919	2,911	10,145,133	-	-	-	10,148,044
Exercise of stock options	-	-	454,863	455	2,729,545	-	-	-	2,730,000
Stock-based compensation	-	-	-	-	5,696,173	-	-	-	5,696,173
Common stock issued @ $5.86	-	-	3,071,672	3,072	14,057,040	-	-	-	14,060,112
Common stock issued @ $18.95	-	-	6,325,000	6,325	112,575,234	-	-	-	112,581,559
Preferred stock issued @ $1,000 per share	46,000	46	-	-	45,999,954	-	-	-	46,000,000
Common stock issued to Galloway	-	-	131,579	132	499,868	-	-	-	500,000
Settlements related to derivative liability	-	-	-	-	5,956,079	-	-	-	5,956,079
Preferred stock converted to common stock	(37,600)	(38)	9,272,459	9,272	(9,234)	-	-	-	-
Deconsolidation of Calando Pharmaceuticals, Inc.	-	-	-	-	-	-	-	1,303,911	1,303,911
Net loss for the year ended September 30, 2014	-	-	-	-	-	-	(58,630,190)	(95,222)	(58,725,412)
Balance at September 30, 2014	18,300	$18	54,656,936	$147,026	$391,164,558	$-	$(224,771,159)	$(555,188)	$165,985,255

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Cash Flows

	Year ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss	$(58,725,412)	$(31,703,433)	$(22,110,723)
Net (income) loss attributable to non-controlling interests	95,222	560,144	984,795
Net income (loss) attributable to Arrowhead	(58,630,190)	(31,143,289)	(21,125,928)
(Income) loss from discontinued operations	-	354	80
Realized and unrealized (gain) loss on investments	-	-	58,091
Charge for bad debt allowance	-	-	2,497,300
(Gain) loss on purchase of Roche Madison	-	-	(1,576,107)
(Gain) loss on disposal of fixed assets	58,878	76,388	1,079,377
Change in value of derivatives	6,033,659	5,300,389	(386,892)
Contingent consideration - fair value adjustments	2,375,658	1,421,652	-
Stock-based compensation	5,696,173	1,536,271	1,241,404
Depreciation and amortization	1,345,655	1,751,412	1,748,975
Amortization/accretion of note premiums/discounts, net	793,887	128,406	9,390
Gain on debt extinguishment	(84,721)	-	-
Non-cash gain in equity investment	(87,197)	-	-
Non-cash impairment expense	2,172,387	2,315,721	1,642,775
Equity in income (loss) of unconsolidated affiliates	-	-	240,154
Non-controlling interest	(95,222)	(560,144)	(984,795)
Changes in operating assets and liabilities:
Receivables	75,000	(65,625)	162,855
Other receivables	(25,867)	1,080	(938,179)
Prepaid expenses	(15,812)	44,713	(338,531)
Other assets	(13,287)	(1,811)	(30,600)
Accounts payable	1,412,275	321,647	291,876
Accrued expenses	3,478,094	27,920	186,369
Other liabilities	94,257	(187,910)	882,296
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(35,416,373)	(19,032,826)	(15,340,090)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchases of property and equipment	(1,717,362)	(296,880)	(479,710)
Proceeds from sale of fixed assets	10,000	89,505	290,312
Purchase of marketable securities	(46,365,528)	(10,732,571)	-
Proceeds from sale of marketable securities	11,591,120	1,419,079	509,009
Cash transferred in acquisitions/divestitures	-	-	121,033
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(36,481,770)	(9,520,867)	440,644
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Principal payments on capital leases	(225,406)	(214,801)	(196,606)
Proceeds from issuance of common stock and preferred stock, net	172,641,671	42,448,826	10,883,992
Proceeds from the exercise of warrants and stock options	12,878,044	2,057,178	74,239
Proceeds from sale of stock in subsidiary	-	-	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	185,294,309	44,291,203	10,769,625
Cash flows from discontinued operations:
Operating cash flows	-	(354)	(280)
Investing cash flows	-	-	-
Financing cash flows	-	-	-
Net cash provided by (used in) discontinued operations:	-	(354)	(280)
NET INCREASE (DECREASE) IN CASH	113,396,166	15,737,156	(4,130,101)
CASH AT BEGINNING OF PERIOD	19,114,444	3,377,288	7,507,389
CASH AT END OF PERIOD	$132,510,610	$19,114,444	$3,377,288
Supplementary disclosures:
Interest paid	$25,635	$42,044	$42,269

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

Arrowhead Research Corporation

Notes to Consolidated Financial Statements

September 30, 2014

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Research Corporation, a Delaware corporation, (2) the terms the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Madison”), and Ablaris Therapeutics, Inc. (“Ablaris”), as well as our former subsidiary Calando Pharmaceuticals, Inc. (“Calando”), which was deconsolidated during 2014, (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Arrowhead Research develops novel drugs to treat intractable diseases by silencing the genes that cause them. Using the broadest portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. Arrowhead’s most advanced drug candidate in clinical development is ARC-520, which is designed to treat chronic hepatitis B infection by inhibiting the production of all HBV gene products.  The goal is to reverse the immune suppression that prevents the body from controlling the virus and clearing the disease. Arrowhead’s second clinical candidate is ARC-AAT, a treatment for a rare liver disease associated with a genetic disorder that causes alpha-1 antitrypsin deficiency.

Liquidity

Historically, the Company’s primary source of financing has been through the sale of securities of Arrowhead Research Corp. Research and development activities have required significant capital investment since the Company’s inception and we expect our operations to continue to require cash investment in fiscal 2015 and beyond as the Company continues its research and development efforts, as well as clinical trials, and related drug manufacturing.

At September 30, 2014, the Company had $132.5 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 2 years.  These bonds provide a source of liquidity, although the Company plans to hold them until maturity.  At September 30, 2014, the Company had invested $44.7 million in these bonds.  During the year ended September 30, 2014, the Company’s cash position increased by $113.4 million which was the result of the receipt of cash from the issuance of equity of $172.6 million and cash from the exercise of warrants and options of $12.9 million, partially offset by cash outflows of $35.4 million related to continuing operating activities, net cash invested in fixed income investments of $34.8 million, and capital expenditures of $1.7 million.

Summary of Significant Accounting Policies

Principles of Consolidation— The consolidated financial statements include the accounts of Arrowhead and its Subsidiaries.  Arrowhead’s primary operating subsidiary is Arrowhead Madison, which is located in Madison, Wisconsin, where the Company’s research and development facilities are located. All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests are accounted for in the Company’s financial statements.

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no restricted cash at September 30, 2014 and 2013, respectively.

Concentration of Credit Risk—The Company maintains bank accounts for its operations at two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

Investments—the Company may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. This statement requires certain securities to be classified into three categories:

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At September 30, 2014, the Company classified all of its investments as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

Property and Equipment—Property and equipment are recorded at cost, which may equal fair market value in the case of property and equipment acquired in conjunction with a business acquisition. Depreciation of property and equipment is recorded using the straight-line method over the respective useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term. Long-lived assets, including property and equipment, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Intangible Assets Subject to Amortization—At September 30, 2014, intangible assets subject to amortization include certain license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

In-Process Research & Development (IPR&D)—IPR&D assets represent capitalized on-going research projects that Arrowhead acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of R&D efforts associated with the project. Upon successful completion of a project, Arrowhead will make a determination as to the then remaining useful life of the intangible asset and begin amortization. Based on ASC 350 – Intangibles, Goodwill and Other, Arrowhead tests its indefinite-lived assets for impairment at least annually, through a two-step process. The first step is a qualitative assessment to determine if it is more likely than not that the indefinite lived assets are impaired. Arrowhead considers relevant events and circumstances that could affect the inputs used to determine the fair value of the intangible assets. If the qualitative assessment indicates that it is more likely than not that the intangible assets is impaired, a second step is performed which is a quantitative test to determine the fair value of the intangible asset. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recorded in the amount of that excess. If circumstances determine that it is appropriate, the Company may also elect to bypass step one, and proceed directly to the second step.

Contingent Consideration - The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. We record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models designed to estimate the probability of the occurrence of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date.  We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our Consolidated Statement of Operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Noncontrolling Interests in Majority-Owned Subsidiaries—Operating losses applicable to majority-owned Ablaris, Calando (prior to its deconsolidation), and Unidym (prior to its disposal) have periodically exceeded the noncontrolling interests in the equity capital of either Subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any Subsidiary whether wholly-owned or majority-owned. The Company allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment in accordance with FASB ASC 810-10.

When there is a change in the Company’s proportionate share of a Subsidiary resulting from additional equity transactions in a Subsidiary, the change is accounted for as an equity transaction in consolidation. To the extent that the increase in the calculated value of the Company’s interest in the equity of the Subsidiary exceeds the Company’s investment in the offering, that increase in value is referred to as the Company’s “increase in its proportionate share of the Subsidiary’s equity” and the amount is recorded as an increase in the Company’s Additional Paid-in Capital.

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

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB ASC 730-10. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to the Company’s research and development operations, as well as costs to acquire technology licenses.

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the years ended September 30, 2014, 2013 and 2012 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility and the expected forfeiture rate. The fair value of restricted stock units granted is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. Expense for stock options and restricted stock units is recognized over the requisite service period.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on our financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, which eliminates the distinction and separate requirements for development stage entities and other reporting entities under U.S. GAAP.  Specifically the amendment eliminates the requirement for development stage entities to 1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, 2) label the financial statements as those of a development stage entity, 3) disclose a description of the development stage activities in which the entity is engaged and 4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with early adoption permitted.  The Company has adopted ASU 2014-10 effectively beginning with the filing of our Form 10-Q for period ended June 30, 2014.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of this update did not have a material effect on our financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the third quarter of fiscal year 2012. The adoption of this update did not have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

The following table summarizes our major classes of property and equipment:

	September 30, 2014	September 30, 2013
Computers, office equipment and furniture	$334,162	$323,376
Research equipment	4,614,176	3,452,013
Software	69,623	69,623
Leasehold improvements	3,045,022	2,749,409
Total gross fixed assets	8,062,983	6,594,421
Less: Accumulated depreciation and amortization	(4,190,230)	(3,081,186)
Property and equipment, net	$3,872,753	$3,513,235

NOTE 3. INVESTMENTS

The Company invests its excess cash balances in short-term and long-term debt securities.  Investments at September 30, 2014 consisted of corporate bonds with maturities remaining of less than two years at the time of purchase.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, US Treasuries, US government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At September 30, 2014, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short and long-term investments as of September 30, 2014 and 2013, respectively:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$21,653,032	$—	$(189,830)	$21,463,202
Commercial notes (due after one year through two years)	$23,088,346	—	$(217,693)	$22,870,653
Total	$44,741,378	$—	$(407,523)	$44,333,855

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$9,030,261	$7,500	$(39,281)	$8,998,480
Commercial notes (due after one year through two years)	$1,702,153	—	$(2,362)	$1,699,791
Total	$10,732,414	$7,500	$(41,643)	$10,698,271

Unrealized gains and losses are calculated as the difference between the fair value of a particular debt instrument as compared to its amortized cost.  The Company’s debt instruments at September 30, 2014 consist of investment grade corporate bonds. There are many factors which can affect the fair value of a corporate bond, including general interest rates, prevailing inflation expectations, investors’ general appetite for risk, perceptions on the financial health of the bond issuers, and other factors.  In general, the bonds we purchase have remaining maturities of less than two years, and small changes in economic factors have a lesser impact on the fair value of our bonds, as compared to, for example, bonds with longer maturities remaining.  Given the current low interest rate environment, most bonds purchased by the Company have a coupon rate higher than the prevailing interest rate, and thus the bonds are purchased at a premium to par value.  As these bonds near maturity, the fair value of each bond will naturally converge toward par value.  The amortized cost of the bonds we hold will also converge toward par value, but more so based on the timing of coupon payments.  Accordingly, it is not uncommon to report unrealized losses on bonds purchased at a premium to par, and since the Company expects to hold these bonds to maturity, these losses are not expected to be realized.

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

The Company will also be obligated to make cash payments to Roche upon the achievement of various milestones for certain clinical candidates, for which the Company and Roche do not enter into a licensing arrangement, including the first regulatory approval in certain jurisdictions, and upon certain annual sales milestones for candidates that receive regulatory approval. The potential payments range from $2,500,000 to $6,000,000 per milestone. At the time of acquisition, the Company’s estimate of future payments for potential royalties and milestones had a net present value of $84,935 which was recorded as contingent consideration as a part of other noncurrent liabilities. Contingent consideration is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  These estimates are based on many unknown variables that are difficult to estimate, and due to the extended process of drug development prior to marketing of drug candidates, the models must extend many years into the future.  Such predictions are inherently uncertain.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  Any adjustment to the contingent consideration liability is reflected in the Company’s Statement of Operations.  As of September 30, 2014, the contingent consideration liability had been increased to $4.0 million, which is recorded on the Company’s Consolidated Balance Sheets.  During the years ended September 30, 2014 and 2013, the Company recorded increases in the value of the contingent consideration liability of $2.4 million and $1.4 million, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of in-process research and development (IPR&D) not subject to amortization, and license agreement intangible assets subject to amortization, which were capitalized as a part of a business combination.

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

Intangible assets not subject to amortization include IPR&D capitalized as part of the business combinations from the acquisitions of Roche Madison and Alvos.  We review amounts capitalized as IPR&D for impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the event the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values. We continue to test our indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned.

During the year ended September 30, 2014, the Company determined that the carrying value of the Alvos IPR&D may not be recoverable.  The Company has had difficulty advancing the development of the Alvos technology, and has been unsuccessful in finding partners to license the technology.  As such, and due to higher priority research programs, the Company has abandoned its efforts to further develop this technology.  Based on these events and circumstances, Management has determined that the value of the Alvos IPR&D was fully impaired as of September 30, 2014, and the Company recorded an impairment charge of $2.2 million, which is presented as a part of operating expenses for the year ended September 30, 2014.

On August 5, 2013, Calando terminated a License Agreement with the California Institute of Technology (the “License”).  The License provided Calando with exclusive rights to develop and commercialize therapeutics based on the linear cyclodextrin drug delivery technology invented at Caltech.  The drug delivery technology platforms, CyclosertTM and RONDELTM, as well as the drug candidates IT-101 and CALAA-01, were developed based on the licensed technology.  Calando was responsible to direct and pay for the prosecution of the patents and patent applications covered by the License and to progress the technology. In conjunction with a previous business acquisition, the patents covered by this license agreement had been capitalized, and had a net book value of $1.3 million at June 30, 2013.  Management determined that the value of the patents was impaired as of June 30, 2013, and the Company recorded an impairment charge of $1.3 million, and is presented as a part of operating expenses for the year ended September 30, 2013.

Intangible assets subject to amortization include license agreements capitalized as part of a business combination from the acquisition of Roche Madison. The license agreements are being amortized over the estimated life remaining at the time of acquisition which was 4 years, and the accumulated amortization of the assets is approximately $161,500. Patents have been amortized over a period of three years to twenty years, however all patent assets were fully impaired during the year ended September 30, 2013.  Amortization expense for the years ended September 30, 2014, 2013 and 2012 was $54,653, $236,009 and $293,964, respectively.  The weighted average original amortization period is twelve years. Amortization expense is expected to be approximately $55,000 for fiscal year 2015, $13,000 in 2016, and zero thereafter.

The below table provides details on our intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2012	$3,117,322	$1,667,247	$4,784,569
Impairment	-	(1,308,047)	(1,308,047)
Amortization	-	(236,009)	(236,009)
Balance at September 30, 2013	$3,117,322	$123,191	$3,240,513
Impairment	(2,172,387)	-	(2,172,387)
Amortization	-	(54,653)	(54,653)
Balance at September 30, 2014	$944,935	$68,538	$1,013,473

NOTE 6. INVESTMENT IN SUBSIDIARIES

In addition to 100% ownership interest in Arrowhead Madison Inc., Arrowhead also maintains majority ownership in Ablaris Therapeutics, Inc.

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

As of September 30, 2014, Arrowhead owned 64% of the outstanding shares of Ablaris and 64% on a fully diluted basis.

Calando Pharmaceuticals, Inc.

Calando has ceased operations and terminated its technology license with the California Institute of Technology on which its siRNA therapeutic development efforts were based.  Further, pursuant to an involuntary petition by an unpaid Noteholder, Calando is undergoing Chapter 7 bankruptcy proceedings.  During the year ended September 30, 2014, Arrowhead deconsolidated Calando based on the fact that Calando is now subject to the control of the bankruptcy trustee in accordance with ASC 810.  The deconsolidation of Calando resulted in an approximately $87,000 gain to the Company’s Consolidated Statement of Operations.

As of September 30, 2014, Calando owed to Arrowhead $4.5 million under a series of 8% simple interest notes and advances. It is unlikely these notes will be repaid in full. The balance of the notes and advances has been fully reserved.

As of September 30, 2014, Arrowhead owned 79% of the outstanding shares of Calando and 76% on a fully diluted basis.  As a result of the ongoing bankruptcy proceeding for Calando, we do not expect our equity ownership to result in any return of capital as part of the liquidation of Calando.

NOTE 7. STOCKHOLDERS’ EQUITY

At September 30, 2014, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

At September 30, 2014, 54,656,936 shares of Common Stock were outstanding; 18,300 shares of Preferred Stock were outstanding, including 2,300 shares of Series B Preferred Stock, convertible into 1,256,831 shares of Common Stock, and 16,000 shares of Series C Preferred Stock, convertible into 2,730,375 shares of Common Stock.  At September 30, 2014, 7,165,174 shares were reserved for issuance upon exercise of options or restricted stock units granted or available for grant under Arrowhead’s 2000 Stock Option Plan, 2004 Equity Incentive Plan, 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

On October 21, 2011 and October 24, 2011, the Company entered into Subscription Agreements with certain accredited investors, pursuant to which the Company issued and sold an aggregate of 1,015 shares of Series A Preferred Convertible Stock, $0.001 par value per share (“Series A Preferred”), at a purchase price of $1,000 per share. The aggregate purchase price paid for the shares of Series A Preferred was $1,015,000. On February 16, 2012, upon approval by the Company’s shareholders, 1,015 shares of Series A Preferred, representing all shares of outstanding Series A Preferred, were converted to 275,782 shares of Common Stock.

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

In December 2012, the Company sold 1,825,079 units at a price of $2.26 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock. Gross proceeds from the offering were $4.1 million excluding offering fees and expenses. The exercise price of these warrants was $1.83 as of September 30, 2014, and may decrease based on certain specified events.  As a result, the Company determined these warrants were ineligible for equity classification.  Refer to the Fair Value footnote for further discussion regarding these warrants.

In January 2013, the Company sold 1,667,051 units at a price of $2.12 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock. Gross proceeds from the offering were $3.5 million excluding offering fees and expenses. The exercise price of these warrants was $1.83 as of September 30, 2014, and may decrease based on certain specified events.  As a result, the Company determined these warrants were ineligible for equity classification.  Refer to the Fair Value footnote for further discussion regarding these warrants.

In May 2013, the Company sold 14.3 million shares of Common Stock at a price of $1.83 per share and 9,900 shares of Arrowhead Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock is convertible into Common Stock at a conversion price of $1.83. Gross proceeds were $36 million. No warrants were issued in the May 2013 financing.

On October 11, 2013, the Company sold 3,071,672 shares of Common Stock, at a price of $5.86 per share, and 46,000 shares of Series C Preferred Stock, at a price of $1,000 per share. The Series C Preferred Shares are convertible into shares of Common Stock at a conversion price of $5.86. The aggregate purchase price paid by the purchasers for the Common Stock and Preferred Shares was $64,000,000 and the Company received net proceeds of approximately $60,000,000, after advisory fees and offering expenses.

On February 24, 2014, the Company sold 6,325,000 shares of Common Stock, at a public offering price of $18.95 per share.  Net proceeds were approximately $112.6 million after underwriting commissions and discounts and other offering expenses.

As of November 17, 2011, the Company effected a 1 for 10 reverse stock split. As a result of the reverse stock split, each ten shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse stock split was combined into one share of Common Stock. Also, as a result of the reverse stock split, the per share exercise price, and the number of shares of Common Stock underlying Company stock options, warrants, and any Common Stock based equity grants outstanding immediately prior to the reverse stock split was proportionally adjusted, based on the one-for-ten split ratio, in accordance with the terms of such options, warrants or other Common Stock based equity grants, as the case may be. No fractional shares of Common Stock were issued in connection with the reverse split. Stockholders received a cash payment in lieu of any fractional shares. All share and per share amounts in these financial statements have been retrospectively adjusted to reflect the reverse stock split.

The following table summarizes information about warrants outstanding at September 30, 2014:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	2.6
$5.00	413,825	0.9
$5.09	269,912	0.2
$1.38	24,324	1.2
$4.16	1,000	2.2
$3.25	334,347	1.9
$2.12	75,000	3.2
$1.83	277,284	3.2
Total warrants outstanding	1,490,589

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space for its corporate headquarters in Pasadena, California. In March 2014, the Company signed a lease addendum to expand its corporate headquarters, and the new space became available in September 2014.  The leases for the expansion space and the current space will expire in September 2019.   Rental costs, including the expansion space are approximately $23,000 per month, increasing approximately 3% annually.

The Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $25,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $16,000 per month. Utilities costs are approximately $15,000 per month. Total monthly costs are approximately $75,000 per month, including monthly payments recorded under a capital lease of approximately $19,000.

Facility rent expense, related to continuing operations, for the years ended September 30, 2014, 2013 and 2012 was $554,000, $534,000 and $480,000, respectively.

As of September 30, 2014, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2015	$228,420
2016	228,420
2017	228,420
2018	228,420
2019	95,175
2020 and thereafter	-
Less interest	(36,524)
Principal	972,331
Less current portion	(213,991)
Noncurrent portion	$758,340

As of September 30, 2014, future minimum lease payments due in fiscal years under operating leases are as follows:

2015	$580,306
2016	596,877
2017	613,664
2018	637,897
2019	459,633
2020 and thereafter	-
Total	$2,888,377

Litigation

The Company, Christopher R. Anzalone, and Bruce D. Given have been named as defendants in putative securities class actions filed in the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  Two suits are currently pending: Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890, filed October 10, 2014, and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911, filed October 13, 2014 (collectively, the “Securities Claims”).  Both cases are assigned to the Hon. Consuelo B. Marshall.  Both plaintiffs bring claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek damages in an unspecified amount.  Motions for appointment of lead plaintiff and lead counsel are due December 9, 2014, pursuant to the Private Securities Litigation Reform Act of 1995.   On November 20, 2014, a putative stockholder derivative action was filed in United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the facts underlying the Securities Claims.  The complaint, Weisman v. Anzalone et al., No. 2:14-cv-08982, seeks unspecified damages and attorneys’ fees.

The Company has been named as a defendant in a complaint filed by William Marsh Rice University (“Rice University”) in the District Court of Harris County, Texas relating to alleged breaches of a license agreement between Rice University and the Company’s former subsidiary, Unidym, Inc. The suit, captioned, William Marsh Rice University vs. Unidym, Inc. and Arrowhead Research Corporation, No. 2014-66088, was filed November 11, 2014.  The plaintiff has alleged that the Company fraudulently induced Rice University to take certain actions with respect to Unidym’s license from Rice University and seeks injunctive relief, damages, including unspecified compensatory and punitive damages, and attorneys’ fees.

The Company believes it has a meritorious defense and intends to vigorously defend itself in each of the above matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have any material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company’s accounting policy is to recognize such cost as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, toxicology studies, and for clinical studies.  As of September 30, 2014, these future commitments were approximately $21.4 million, of which approximately $19.5 million is expected to be incurred in fiscal 2015, and $1.9 million is expected to be incurred beyond fiscal 2015.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies that it uses in its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double digit millions of dollars.  In certain agreements, the Company may be required to make mid to high single digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation, collectively the “Plans”. Under the 2000 Stock Option Plan, 38,000 shares of Arrowhead’s Common Stock are reserved for issuance upon exercise of non-qualified stock options. No further grants can be made under the 2000 Stock Option Plan. The 2004 Equity Incentive Plan reserves 2,659,852 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. The 2013 Incentive Plan reserves 4,000,000 shares for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards by the Board of Directors to employees, consultants and others. As of September 30, 2014, there were options and restricted stock units outstanding of 38,000, 2,563,518, and 1,292,000 shares of Common Stock under the 2000, 2004 and 2013 Plans, respectively. Also, as of September 30, 2014, there were 467,322 shares reserved for options and restricted stock units issued outside of equity compensation plans, as inducement grants to new employees. During the year ended September 30, 2014, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 1,324,000 options and restricted stock units were granted under the 2013 Incentive Plan, and 185,000 options and 40,000 restricted stock units were granted outside of the Plans as inducement stock options and restricted stock units to new employees.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2012	1,910,794	6.10
Granted	1,509,166	2.03
Cancelled	-	-
Exercised	(675)	3.93
Balance At September 30, 2013	3,419,285	4.68
Granted	1,039,000	14.05
Cancelled	(152,582)	6.05
Exercised	(454,863)	6.00
Balance At September 30, 2014	3,850,840	6.99	8.1 years	$31,141,826
Exercisable At September 30, 2014	1,684,919	5.94	7.2 years	$15,518,772

Stock-based compensation expense related to stock options for the years ended September 30, 2014, 2013 and 2012 was $3,144,776, $1,536,271, and $1,241,404, respectively. There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the years ended September 30, 2014, 2013 and 2012 is estimated at $9,267,048, $2,843,575 and $4,091,117, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2014, 2013 and 2012 was $4,360,850, $554, and $0, respectively.

As of September 30, 2014, the pre-tax compensation expense for all unvested stock options at Arrowhead in the amount of approximately $10,517,380 will be recognized in the Company’s results of operations over a weighted average period of 3.1 years.

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

The assumptions used to value stock options are as follows:

	Year ended September 30,
	2014	2013	2012
Dividend yield	—	—	—
Risk-free interest rate	1.8% to 2.4%	0.7% to 2.3%	0.9% to 1.7%
Volatility	69%	69%	90% - 100%
Expected life (in years)	6.25 to 9.47	5.5 to 6.25	5.5 to 6.25
Weighted average grant date fair value per share of options granted	$8.92	$1.88	$3.32

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted under the Company’s 2013 Incentive Plan as well as inducement grants granted outside of the Plan.  During the years ended September 30, 2014, 2013 and 2012 the Company issued 510,000, 0 and 0 restricted stock units to certain members of management and certain members of its Board of Directors, respectively.  Of the restricted stock units granted, 470,000 were granted under the Company’s 2013 Incentive Plan and 40,000 were granted outside of the Plan as inducement grants to new employees. At vesting each RSU will be exchanged for one share of the Company’s Common Stock. The RSUs issued to management vest in equal annual installments over two to three years from the anniversaries of the date of grant.  The RSUs issued to the members of the Board of Directors vest upon the one year anniversary of the date of grant.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2012	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2013	—	—
Granted	510,000	$14.58
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2014	510,000	$14.58

The Company recorded $2,551,397, $0 and $0 of expense relating to restricted stock units during the years ended September 30, 2014, 2013 and 2012, respectively, and such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations.

As of September 30, 2014, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $4,913,516 will be recognized in the Company’s results of operations over a weighted average period of 1.5 years.

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

The following table summarizes fair value measurements at September 30, 2014 and September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$132,510,610	$—	$—	$132,510,610
Derivative liabilities	$—	$—	$4,173,943	$4,173,943
Contingent consideration obligations related to acquisitions	$—	$—	$3,970,931	$3,970,931

September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,114,444	$—	$—	$19,114,444
Derivative liabilities	$—	$—	$4,096,363	$4,096,363
Contingent consideration obligations related to acquisitions	$—	$—	$1,595,273	$1,595,273

The Company invests its excess cash balances in short and long-term corporate bonds, generally with remaining maturities of less than two years.  At September 30, 2014, the Company had short-term investments of $21.7 million, and long-term investments of $23.1 million, for a total of $44.7 million.  The fair value of its investment at September 30, 2014 was $44.3 million.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

As part of an equity financing in June 2010, Arrowhead issued warrants to acquire up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 24,324 warrants were outstanding at September 30, 2014. Similarly, as part of a financing in December 2012, Arrowhead issued warrants to acquire up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at September 30, 2014.  Further, as part of a financing in January 2013, Arrowhead issued warrants to acquire up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 12,123 warrants were outstanding at September 30, 2014 (collectively the “Warrants”).  Each of the Warrants discussed above contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. During the years ended September 30, 2014, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $5,821,796.

The assumptions used in valuing the derivative liability as of September 30, 2014 and 2013 were as follows:

2010 Warrants	September 30, 2014	September 30, 2013
Risk free interest rate	0.13%	0.33%
Expected life	1.2 Years	2.2 Years
Dividend yield	None	None
Volatility	69%	69%

2012 Warrants	September 30, 2014	September 30, 2013
Risk free interest rate	1.07%	1.39%
Expected life	3.2 Years	4.2 Years
Dividend yield	None	None
Volatility	69%	69%

2013 Warrants	September 30, 2014	September 30, 2013
Risk free interest rate	1.07%	1.39%
Expected life	3.3 Years	4.3 Years
Dividend yield	None	None
Volatility	69%	69%

The following is a reconciliation of the derivative liability related to these warrants for the years ended September 30, 2014 and 2013:

Value at September 30, 2012	$626,195
Issuance of instruments	2,153,819
Change in value	5,066,591
Net settlements	(3,754,808)
Value at September 30, 2013	$4,091,797
Issuance of instruments	—
Change in value	5,821,796
Net settlements	(5,956,079)
Value at September 30, 2014	$3,957,514

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares. This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01.  Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and remain outstanding at September 30, 2014. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a nonoperating gain or loss in the Company’s Consolidated Statement of Operations. During the year ended September 30, 2014, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $211,860.

The assumptions used in valuing the derivative liability as of September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
Risk free interest rate	1.07%	1.39%
Expected life	3.3 Years	4.3 Years
Dividend yield	None	None
Volatility	100%	100%

The following is a reconciliation of the derivative liability related to these exchange rights for the years ended September 30, 2014 and 2013:

Value at September 30, 2012	$10,375
Issuance of instruments	—
Change in value	(5,806)
Net settlements	—
Value at September 30, 2013	$4,569
Issuance of instruments	—
Change in value	211,860
Net settlements	—
Value at September 30, 2014	$216,429

The derivative liabilities are estimated using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions used could have a material impact on the resulting fair value. The primary input affecting the value of our derivatives liabilities is the Company’s stock price. Other inputs have a comparatively insignificant effect.

During the year ended September 30, 2012, contingent consideration was recorded as an other non-current liability upon the acquisitions of Roche Madison Inc. and Alvos Therapeutics, Inc., totaling $173,621. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. Estimating timing to complete the development, and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration fair value during the years ended September 30, 2014 and 2013.

Value at September 30, 2012	$173,621
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	1,421,652
Value at September 30, 2013	$1,595,273
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	2,375,658
Value at September 30, 2014	$3,970,931

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

NOTE 11. - INCOME TAXES

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

Components of the net deferred tax asset (liability) at September 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Reserve for other receivables	$233,014	$1,026,010
Accrued compensation	1,313,354	159,015
Stock compensation	3,011,369	1,269,020
Capitalized research and development	13,536,745	3,985,025
Fair value adjustments	1,864,364	749,030
Net operating losses	42,268,526	52,133,035
Total deferred tax assets	62,227,372	59,321,135
Valuation allowance	(55,224,802)	(52,214,090)
Deferred tax liabilities:
State taxes	(6,277,587)	(5,042,010)
Equity investments	(7,675)	—
Intangible assets	(475,829)	(1,521,015)
Fixed assets	(241,479)	(544,020)
Total deferred tax liability	(7,002,570)	(7,107,045)
Net deferred tax assets	$—	$—

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. As of September 30, 2014 and 2013, federal deferred tax assets were estimated to be $62.2 million and $59.3 million, respectively. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income.

As of September 30, 2013, the Company had available gross federal net operating loss (NOL) carry forwards of $64.1 million and gross state NOL carry forwards of $80.0 million which expire at various dates through 2033.  Gross federal NOL carry forwards for 2014 are estimated at $24.2 million, and gross state NOL carry forwards for 2014 are estimated at $37.9 million

The provision for income taxes for the years ended September 30, 2014 and 2013 are as follows:

	2014	2013
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$5,300	—
Deferred	—	—
Total State	$5,300	—
Provision from income taxes	$5,300	—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2014 and 2013:

	2014	2013
At U.S. federal statutory rate	34.0%	34.0%
State taxes, net of federal effect	7.6	10.3
Stock compensation	(0.1)	(1.1)
Mark-to-market adjustments	(3.5)	(5.8
Other permanent items	(0.1)	(0.0)
Valuation allowance	(5.2)	(37.4)
Write-off of net operating losses	(32.7)	(0.0)
Effective income tax rate	0.0%	0.0%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2014 and 2013.

The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California and certain other taxing jurisdictions. The Company is no longer subject to income tax examinations by the IRS for tax years through fiscal 2010 and by state tax authorities for tax years through fiscal 2009.

NOTE 12. EMPLOYEE BENEFIT PLANS

In January 2005, the Company adopted a defined contribution 401(k) retirement savings plan covering substantially all of its employees. The Plan is administered under the “safe harbor” provision of ERISA. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan allows for a discretionary match in an amount up to 100% of each participant’s first 3% of compensation contributed plus 50% of each participant’s next 2% of compensation contributed.

For the years ended September 30, 2014, 2013 and 2012, we recorded expenses under these plans of approximately $264,193, $191,947 and $162,495, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2014 and 2013:

	First	Second	Third	Fourth
Year ended September 30, 2014	Quarter	Quarter	Quarter	Quarter
Revenues	$43,750	$43,750	$43,750	$43,750
Operating Losses	$(7,009,382)	$(11,212,498)	$(12,700,100)	$(22,354,306)
Net Loss	$(10,685,372)	$(13,982,700)	$(11,626,451)	$(22,430,889)
Net Loss Attributable to Arrowhead	$(10,628,312)	$(13,942,521)	$(11,626,919)	$(22,432,438)
Loss per share (Basic and Diluted)	$(0.28)	$(0.31)	$(0.22)	$(0.42)

	First	Second	Third	Fourth
Year ended September 30, 2013	Quarter	Quarter	Quarter	Quarter
Revenues	$159,016	$43,750	$43,750	$43,750
Operating Losses	$(4,810,021)	$(5,390,288)	$(6,389,865)	$(7,999,102)
Net Loss	$(4,780,727)	$(6,940,019)	$(6,177,628)	$(13,805,059)
Net Loss Attributable to Arrowhead	$(4,614,159)	$(6,757,937)	$(6,079,010)	$(13,692,183)
Loss per share (Basic and Diluted)	$(0.33)	$(0.41)	$(0.23)	$(0.43)