Form 10-Q
period 2015-06-30
ARROWHEAD RESEARCH CORP
filed 2015-08-04
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 59,500,862.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation

Consolidated Balance Sheets

	(unaudited)
	June 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,252,813	$132,510,610
Prepaid expenses	3,499,324	588,626
Other current assets	654,924	48,502
Short term investments	23,280,640	21,653,032
TOTAL CURRENT ASSETS	114,687,701	154,800,770
Property and equipment, net	4,108,667	3,872,753
Intangible assets, net	25,262,886	1,013,473
Investments	1,085,282	23,088,346
Other assets	45,789	41,414
TOTAL ASSETS	$145,190,325	$182,816,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,862,263	$2,579,478
Accrued expenses	1,726,449	1,399,486
Accrued payroll and benefits	884,373	3,268,506
Deferred revenue	71,875	103,125
Derivative liabilities	1,724,468	4,173,943
Capital lease obligation	216,653	213,991
Notes payable	-	50,000
Other current liabilities	46,407	58,495
TOTAL CURRENT LIABILITIES	9,532,488	11,847,024
LONG-TERM LIABILITIES
Capital lease obligation, net of current portion	595,516	758,340
Contingent consideration obligations	3,970,931	3,970,931
Other non-current liabilities	346,996	255,206
TOTAL LONG-TERM LIABILITIES	4,913,443	4,984,477
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 15,652 and 18,300 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	16	18
Common stock, $0.001 par value; 145,000,000 shares authorized; 59,498,362 and 54,656,936 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	151,868	147,026
Additional paid-in capital	423,182,550	391,164,558
Accumulated other comprehensive income (loss)	(65,947)	-
Accumulated deficit	(291,968,905)	(224,771,159)
Total Arrowhead Research Corporation stockholders' equity	131,299,582	166,540,443
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	130,744,394	165,985,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,190,325	$182,816,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE	$123,750	$43,750	$338,250	$131,250
OPERATING EXPENSES
Research and development	7,490,400	6,392,200	36,877,925	14,719,739
Acquired in-process research and development	-	-	10,142,786	-
Salaries and payroll-related costs	3,570,531	2,454,449	10,262,799	7,634,142
General and administrative expenses	1,829,393	1,582,465	5,612,219	3,865,845
Stock-based compensation	2,486,074	2,038,682	6,706,009	3,758,264
Depreciation and amortization	741,058	276,054	1,480,656	1,075,238
TOTAL OPERATING EXPENSES	16,117,456	12,743,850	71,082,394	31,053,228
OPERATING LOSS	(15,993,706)	(12,700,100)	(70,744,144)	(30,921,978)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	-	78,702	-	(69,350)
Gain (loss) on sale of fixed assets, net	-	-	19,195	(58,878)
Interest income (expense), net	162,366	226,424	597,896	386,392
Change in value of derivatives	(104,713)	758,469	2,446,403	(5,712,335)
Other income (expense)	-	10,054	482,904	81,269
TOTAL OTHER INCOME (EXPENSE)	57,653	1,073,649	3,546,398	(5,372,902)
LOSS BEFORE INCOME TAXES	(15,936,053)	(11,626,451)	(67,197,746)	(36,294,880)
Provision for income taxes	-	-	-	-
NET LOSS	(15,936,053)	(11,626,451)	(67,197,746)	(36,294,880)
Net loss attributable to noncontrolling interests	-	(2,468)	-	95,132
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(15,936,053)	$(11,628,919)	$(67,197,746)	$(36,199,748)
NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD
SHAREHOLDERS - BASIC & DILUTED:	$(0.27)	$(0.22)	$(1.19)	$(0.81)
Weighted average shares outstanding - basic and diluted	59,492,867	51,931,989	56,631,297	44,565,008
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign Currency Translation Adjustments	(1,982)	-	(65,947)	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO ARROWHEAD	$(15,938,035)	$(11,628,919)	$(67,263,693)	$(36,199,748)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock			Accumulated
	Shares	Amount ($)	Shares	Amount ($)	Additional Paid-In Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2013	9,900	$10	32,489,444	$124,859	$193,514,766	$-	$(166,140,969)	$(1,763,877)	$25,734,789
Exercise of warrants	-	-	2,911,919	2,911	10,145,133	-	-	-	10,148,044
Exercise of stock options	-	-	454,863	455	2,729,545	-	-	-	2,730,000
Stock-based compensation	-	-	-	-	5,696,173	-	-	-	5,696,173
Common stock issued @ $5.86	-	-	3,071,672	3,072	14,057,040	-	-	-	14,060,112
Common stock issued @ $18.95	-	-	6,325,000	6,325	112,575,234	-	-	-	112,581,559
Preferred stock issued @ $1,000 per share	46,000	46	-	-	45,999,954	-	-	-	46,000,000
Common stock issued to Galloway	-	-	131,579	132	499,868	-	-	-	500,000
Settlements related to derivative liability	-	-	-	-	5,956,079	-	-	-	5,956,079
Preferred stock converted to common stock	(37,600)	(38)	9,272,459	9,272	(9,234)	-	-	-	-
Deconsolidation of Calando Pharmaceuticals, Inc.	-	-	-	-	-	-	-	1,303,911	1,303,911
Net loss for the year ended September 30, 2014	-	-	-	-	-	-	(58,630,190)	(95,222)	(58,725,412)
Balance at September 30, 2014	18,300	$18	54,656,936	$147,026	$391,164,558	$-	$(224,771,159)	$(555,188)	$165,985,255
Exercise of warrants	-	-	53,578	54	270,571	-	-	-	270,625
Exercise of stock options	-	-	17,500	18	43,108	-	-	-	43,126
Stock-based compensation	-	-	-	-	6,706,009	-	-	-	6,706,009
Exercise of exchange rights	-	-	5,250	5	3,067	-	-	-	3,072
Preferred stock converted to common stock	(2,648)	(2)	1,316,215	1,316	(1,314)	-	-	-	-
Common stock-RSU vesting	-	-	127,500	128	(128)	-	-	-	-
Common stock issued to Novartis @ $7.53	-	-	3,321,383	3,321	24,996,679	-	-	-	25,000,000
Foreign currency translation adjustments	-	-	-	-	-	(65,947)	-	-	(65,947)
Net loss for the nine months ended June 30, 2015	-	-	-	-	-	-	(67,197,746)	-	(67,197,746)
Balance at June 30, 2015	15,652	$16	59,498,362	$151,868	$423,182,550	$(65,947)	$(291,968,905)	$(555,188)	$130,744,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,197,746)	$(36,294,880)
Net loss attributable to non-controlling interests	-	95,132
Net loss attributable to Arrowhead	(67,197,746)	(36,199,748)
(Gain) loss on disposal of fixed assets	-	58,878
Change in value of derivatives	(2,446,403)	5,712,335
Acquired in-process research and development	10,142,786	-
Stock-based compensation	6,706,009	3,758,264
Depreciation and amortization	1,480,656	1,075,238
Amortization of note premiums	945,114	416,291
Noncash gain in equity investment		(87,197)
Non-controlling interest	-	(95,132)
Changes in operating assets and liabilities:
Receivables	-	75,000
Other receivables	(620,395)	(517,986)
Other current assets	(2,902,368)	(138,650)
Accounts payable	2,328,360	990,929
Accrued expenses	(2,155,033)	459,691
Other	31,639	(4,480)
NET CASH USED IN OPERATING ACTIVITIES	(53,687,381)	(24,496,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(10,000,000)	-
Purchases of property and equipment	(1,135,651)	(1,251,987)
Proceeds from sale of fixed assets	500	-
Purchase of marketable securities	-	(46,365,528)
Proceeds from sale of marketable securities	19,411,146	6,590,824
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,275,995	(41,026,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(160,162)	(257,178)
Proceeds from issuance of common stock and preferred stock, net	-	172,641,720
Proceeds from the exercise of warrants and stock options	313,751	12,374,005
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,589	184,758,547
NET INCREASE (DECREASE) IN CASH	(45,257,797)	119,235,289
CASH AT BEGINNING OF PERIOD	132,510,610	19,114,444
CASH AT END OF PERIOD	$87,252,813	$138,349,733
Supplementary disclosures:
Interest paid	$11,153	$21,478
Common stock issued to Novartis for asset acquisition	$25,000,000	$-

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

Liquidity

Historically, the Company’s primary source of financing has been through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception. We expect our operations to continue to require cash investment to pursue our research and development goals, including clinical trials and related drug manufacturing.  Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

At June 30, 2015, the Company had $87.3 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 24 months.  These bonds provide a source of liquidity, though the Company plans to hold them until maturity.  At June 30, 2015, the Company had invested $24.4 million in bonds.  During the nine months ended June 30, 2015, the Company’s cash position decreased by $45.3 million which was primarily the result of cash outflows related to operating activities of $53.7 million, cash paid for the acquisition of certain RNAi assets from Novartis Institutes for Biomedical Research Inc. of $10.0 million (see footnote 2) and capital expenditures of $1.1 million, partially offset by maturities of fixed income investments totaling $19.4 million and proceeds from the exercise of warrants and options of $0.3 million.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at June 30, 2015 and September 30, 2014.

Concentration of Credit Risk—The Company maintains several bank accounts for its operations at two financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At June 30, 2015, the Company classified all of its investments as held-to-maturity.

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

Intangible Assets Subject to Amortization—At June 30, 2015, intangible assets subject to amortization include certain patents and license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three and nine months ended June 30, 2015 and 2014 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

In consideration for the Purchased Assets, the Company made certain payments to Novartis, including: (a) an initial payment of $10,000,000 in cash of which $7,000,000 was paid during the Company’s first fiscal quarter of 2015 to secure an exclusivity period whereby the Company was able to exclusively examine the Novartis RNAi assets prior to finalizing the purchase, and the remaining $3,000,000 was paid in April 2015, and 3,321,383 shares of the Company’s common stock (the “Shares”) which were issued during the Company’s second fiscal quarter; (b) escalating royalties in the single digits based upon annual net sales thresholds for certain RNAi products sold by the Company; and (c) milestone payments tied to the achievement of certain development and sales milestones for each target being developed by the Company.

Pursuant to the RNAi Purchase Agreement, prior to initiation of a phase 2 Clinical Trial for a given RNAi Product or Arrowhead RNAi Product directed to an Initial Target, Novartis has an exclusive right to negotiate a license under any Intellectual Property Rights owned or exclusively licensed to the Company to make, sell or otherwise commercially exploit such RNAi Product or Arrowhead RNAi Product (as such italicized terms are defined in the RNAi Purchase Agreement).  After initiation of a phase 2 Clinical Trial for a given Arrowhead RNAi Product (“ROFN Candidate”), Novartis shall have a right of first negotiation on the ROFN Candidate developed by the Company and its affiliates relating to the purchased assets. If the Company proposes to out-license, or enters into substantive negotiations to out-license, any ROFN Candidate, the Company must give notice of the ROFN Candidate it proposes to out-license and negotiate exclusively and in good faith with Novartis for a period of time regarding the applicable out-license.

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Intangible assets - patents	$21,728,334
Intangible assets – license	3,128,880
Acquired in-process research and development - Pre-Clinical Candidates	10,142,786
Total purchase consideration	$35,000,000

The purchase consideration was composed of the following:

Cash Paid	$10,000,000
Value of Shares Issued	25,000,000
Total purchase consideration	$35,000,000

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

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes our major classes of property and equipment:

	June 30, 2015	September 30, 2014
Computers, office equipment and furniture	$372,401	$334,162
Research equipment	5,552,187	4,614,176
Software	110,428	69,623
Leasehold improvements	3,117,537	3,045,022
Total gross fixed assets	9,152,553	8,062,983
Less: Accumulated depreciation and amortization	(5,043,886)	(4,190,230)
Property and equipment, net	$4,108,667	$3,872,753

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term and long-term debt securities.  Investments at June 30, 2015 consisted of corporate bonds with maturities remaining of less than two years.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, US Treasuries, US government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At June 30, 2015, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short- and long-term investments as of June 30, 2015, and September 30, 2014.

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$23,280,640	$—	$(207,165)	$23,073,475
Commercial notes (due after one year through two years)	$1,085,282	—	$(30,412)	$1,054,870
Total	$24,365,922	$—	$(237,577)	$24,128,345

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$21,653,032	$—	$(189,830)	$21,463,202
Commercial notes (due after one year through two years)	$23,088,346	—	$(217,693)	$22,870,653
Total	$44,741,378	$—	$(407,523)	$44,333,855

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

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition and a business combination from the acquisition of Roche Madison. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition which was 21 years, and the accumulated amortization of the asset is approximately $49,468.  The license agreements associated with the acquisition of Roche Madison are being amortized over the estimated life remaining at the time of acquisition, which was 4 years, and the accumulated amortization of the assets is approximately $202,453. The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition which was 14 years, and the accumulated amortization of the assets is approximately $517,341.  Amortization expense for the three and nine months ended June 30, 2015 was $438,770 and $607,801, respectively.  Amortization expense for the three and nine months ended June 30, 2014 was $13,663 and $40,990, respectively.  Amortization expense is expected to be approximately $438,771 for the remainder of fiscal year 2015, $1,714,313 in 2016, $1,700,429 in 2017, $1,700,429 in 2018, $1,700,429 in 2019, $1,700,429 in 2020, and $15,363,151 thereafter.

The following table provides details on the Company’s intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2013	$3,117,322	$123,191	$3,240,513
Impairment	(2,172,387)	-	(2,172,387)
Amortization	-	(54,653)	(54,653)
Balance at September 30, 2014	$944,935	$68,538	$1,013,473
Acquisition of Novartis RNAi Assets	-	24,857,214	24,857,214
Amortization	-	(607,801)	(607,801)
Balance at June 30, 2015	$944,935	$24,317,951	$25,262,886

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2015, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2015, 59,498,362 shares of Common Stock were outstanding.  Additionally, 15,652 shares of Series C Preferred Stock were outstanding, which are convertible into 2,670,990 shares of Common Stock. At June 30, 2015, 8,127,404 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

The following table summarizes information about warrants outstanding at June 30, 2015:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	1.9
$5.00	390,625	1.0
$5.09	239,534	1.0
$1.38	24,324	0.5
$4.16	1,000	1.5
$3.25	334,347	1.1
$2.12	75,000	2.5
$1.83	277,284	2.5
Total warrants outstanding	1,437,011

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

Facility rent expense for the three and nine months ended June 30, 2015 was $182,000 and $544,000, respectively.  Facility rent expense for the three and nine months ended June 30, 2014 was $138,000 and $403,000, respectively.

As of June 30, 2015, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2015 (remainder of)	$57,105
2016	228,420
2017	228,420
2018	228,420
2019	95,175
2020 and thereafter	-
Less interest	(25,371)
Principal	812,169
Less current portion	(216,653)
Noncurrent portion	$595,516

As of June 30, 2015, future minimum lease payments due in fiscal years under operating leases are as follows:

2015 (remainder of)	$146,060
2016	596,877
2017	613,664
2018	637,897
2019	459,633
2020 and thereafter	-
Total	$2,454,131

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

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, toxicology studies, and for clinical studies.  As of June 30, 2015, these future commitments were approximately $51 million, of which approximately $13 million is expected to be incurred in the remainder of fiscal 2015, and $38 million is expected to be incurred beyond fiscal 2015.

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

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of June 30, 2015, 2,543,268 and 5,094,314 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share award to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2015, there were options granted and outstanding to purchase 2,543,268 and 2,316,802 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 1,017,500 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2015, there were 547,322 shares reserved for options and 70,000 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended June 30, 2015, no options were granted under the 2004 Equity Incentive Plan, 61,000 options and 0 restricted stock units were granted under the 2013 Incentive Plan, and no options and restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.  During the nine months ended June 30, 2015, no options were granted under the 2004 Equity Incentive Plan, 1,550,000 options and 675,000 restricted stock units were granted under the 2013 Incentive Plan, and 120,000 options and 30,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans. Additionally, the Company’s 2000 Stock Option Plan and 38,000 stock options that were outstanding under the 2000 Stock Option Plan expired during the nine months ended June 30, 2015.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2013	3,419,285	$4.68
Granted	1,039,000	14.05
Cancelled	(152,582)	6.05
Exercised	(454,863)	6.00
Balance At September 30, 2014	3,850,840	6.99
Granted	1,670,000	6.36
Cancelled	(95,948)	12.03
Exercised	(17,500)	2.46
Balance At June 30, 2015	5,407,392	$6.72	8.1 years	$10,487,890
Exercisable At June 30, 2015	2,416,134	$6.03	7.1 years	$5,894,091

Stock-based compensation expense related to stock options for the three and nine months ended June 30, 2015 was $1,289,037 and $3,469,327, respectively and for the three and nine months ended June 30, 2014 was $1,070,631 and $2,186,653, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The fair value of the options granted by Arrowhead for the three and nine months ended June 30, 2015 is estimated at $285,828 and $7,100,339, respectively, and for the three and nine months ended June 30, 2014 was estimated at $1,176,000 and $8,295,600, respectively.

The intrinsic value of the options exercised during the three and nine months ended June 30, 2015 was $0 and $113,728, respectively, and for the three and nine months ended June 30, 2014 was $371,334 and $3,606,061, respectively.

As of June 30, 2015, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $12,721,864 will be recognized in our results of operations over a weighted average period of 2.9 years.

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

The assumptions used to value stock options are as follows:

	Nine months ended June 30,
	2015	2014
Dividend yield	—	—
Risk-free interest rate	1.46 – 1.88%	1.8 – 2.5%
Volatility	75%	69%
Expected life (in years)	6 - 6.25	6.25 – 9.72
Weighted average grant date fair value per share of options granted	$4.25	$8.92

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three and nine months ended June 30, 2015, the Company issued 0 and 705,000 restricted stock units, respectively, to certain members of management and during the three and nine months ended June 30, 2014, the Company issued 470,000 and 470,000 restricted stock units, respectively.  Of the restricted stock units granted during the nine months ended June 30, 2015 and 2014, 30,000 and 0, respectively, were granted outside of the Plan as an inducement grant to a new employee. At vesting, each RSU will be exchanged for one share of the Company’s Common Stock. Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2013	—	$—
Granted	510,000	14.58
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2014	510,000	$14.58
Granted	705,000	7.41
Vested	(267,500)	14.54
Forfeited	—	—
Unvested at June 30, 2015	947,500	$9.26

The Company recorded $1,197,037 and $3,236,682 of expense relating to restricted stock units during the three and nine months ended June 30, 2015, respectively, and $968,051 and $1,571,611 during the three and nine months June 30, 2014, respectively.  Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations.

As of June 30, 2015, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $4,950,083 will be recognized in the Company’s results of operations over a weighted average period of 1.7 years.

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

The following table summarizes fair value measurements at June 30, 2015 and September 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$87,252,813	$—	$—	$87,252,813
Derivative liabilities	$—	$—	$1,724,468	$1,724,468
Acquisition-related contingent consideration obligations	$—	$—	$3,970,931	$3,970,931

September 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$132,510,610	$—	$—	$132,510,610
Derivative liabilities	$—	$—	$4,173,943	$4,173,943
Acquisition-related contingent consideration obligations	$—	$—	$3,970,931	$3,970,931

The Company invests its excess cash balances in short- and long-term corporate bonds, generally with remaining maturities of less than two years.  At June 30, 2015, the Company had short-term investments of $23,280,640, and long-term investments of $1,085,282, for a total of $24,365,922.  The fair value of its investment at June 30, 2015 was $24,128,345.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

As part of an equity financing in June 2010, Arrowhead issued warrants to purchase up to 329,649 shares of Common Stock (the “2010 Warrants”), of which 24,324 warrants were outstanding at June 30, 2015. Similarly, as part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at June 30, 2015.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2010 Warrants and the 2012 Warrants, the “Warrants”) of which 12,123 warrants were outstanding at June 30, 2015.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. During the three and nine months ended June 30, 2015, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(102,763) and $2,268,798, respectively.  During the three and nine months ended June 30, 2014, the Company recorded a non-cash gain/(loss) of $737,072 and $(5,680,540), respectively.

The assumptions used in valuing the derivative liability were as follows:

2010 Warrants	June 30, 2015	September 30, 2014
Risk-free interest rate	0.11%	0.13%
Expected life	0.5 Years	1.2 Years
Dividend yield	None	None
Volatility	75%	69%

2012 Warrants	June 30, 2015	September 30, 2014
Risk-free interest rate	1.01%	1.07%
Expected life	2.5 Years	3.2 Years
Dividend yield	None	None
Volatility	75%	69%

2013 Warrants	June 30, 2015	September 30, 2014
Risk-free interest rate	1.01%	1.07%
Expected life	2.6 Years	3.3 Years
Dividend yield	None	None
Volatility	75%	69%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2013	$4,091,797
Issuance of instruments	—
Change in value	5,821,796
Net settlements	(5,956,079)
Value at September 30, 2014	$3,957,514
Issuance of instruments	—
Change in value	(2,268,798)
Net settlements	—
Value at June 30, 2015	$1,688,716

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares. This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remain outstanding at June 30, 2015. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations. During the three and nine months ended June 30, 2015, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(1,950) and $177,605, respectively.  During the three and nine months ended June 30, 2014, the Company recorded a non-cash gain/(loss) of $21,397 and $(31,791), respectively.

The assumptions used in valuing the derivative liability were as follows:

	June 30, 2015	September 30, 2014
Risk-free interest rate	1.00%	1.07%
Expected life	2.5 Years	3.3 Years
Dividend yield	None	None
Volatility	75%	100%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2013	$4,569
Issuance of instruments	—
Change in value	211,860
Net settlements	—
Value at September 30, 2014	$216,429
Issuance of instruments	—
Change in value	(177,605)
Net settlements	(3,072)
Value at June 30, 2015	$35,752

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

As of June 30, 2015, the Company has a liability for contingent consideration related to its acquisition of Roche Madison Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration fair value.

Value at September 30, 2013	$1,595,273
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	2,375,658
Value at September 30, 2014	$3,970,931
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Value at June 30, 2015	$3,970,931

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

Overview

Arrowhead Research develops novel drugs to treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. Arrowhead’s most advanced drug candidate in clinical development is ARC-520, which is designed to treat chronic hepatitis B infection by inhibiting the production of all HBV gene products.  The goal is to reverse the immune suppression that prevents the body from controlling the virus and clearing the disease. Arrowhead’s second clinical candidate is ARC-AAT, a treatment for a rare liver disease associated with a genetic disorder that causes alpha-1 antitrypsin deficiency.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of its RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal year 2015, the Company has continued to develop its lead clinical candidate, ARC-520, for the treatment of chronic hepatitis B as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with Alpha-1 antitrypsin deficiency (AATD).  The Company continues its Phase 2a studies in ARC-520, with no dose-limiting toxicities or serious adverse events having been observed to date.  The Company submitted an Investigational New Drug application to the U.S. Food and Drug Administration in December 2014 for ARC-520 to initiate phase 2b multi-dose studies to determine the depth of hepatitis B surface antigen (HBsAg) reduction following ARC-520 injection.  The Company received feedback from the FDA, and based on that feedback the Company adjusted the protocol in order to begin the trial.   In April 2015, the application was approved by the FDA.  In June 2015, the Company received regulatory clearance in Germany for two additional Phase 2b multiple-dose studies of ARC-520 to be conducted in parallel, and also expects to file with additional Asian and European agencies to begin additional phase 2b studies.

In May 2015, the Company completed protocol-required dosing of healthy volunteers in an on-going phase 1 study of ARC-AAT, and in July 2015, initiated dosing of patients in Part B of that same study.  The study recently received regulatory clearance in the United Kingdom and New Zealand. In June 2015, ARC-AAT was granted orphan drug designation by the FDA.

In March 2015, the Company completed the acquisition of Novartis’ entire RNAi research and development portfolio and associated assets. The acquisition included assignment of certain patents and patent applications owned or controlled by Novartis related to RNAi therapeutics, an exclusive license in the RNAi field to other patents and patent applications owned or controlled by Novartis, assignment of a third party license, three pre-clinical RNAi candidates, and other related assets.  This acquisition is expected to significantly expand the Company’s RNAi capabilities as the assets are integrated.

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

Net losses were $15.9 million and $67.2 million during the three and nine months ended June 30, 2015, respectively, and $11.6 million and $36.2 million during the three and nine months ended June 30, 2014, respectively.  Diluted losses per share were $0.27 and $1.19 during the three and nine months ended June 30, 2015, respectively, and $0.22 and $0.81 during the three and nine months ended June 30, 2014, respectively.

The Company strengthened its liquidity and financial position through two securities offerings completed in October 2013 and February 2014 which generated approximately $172.6 million of cash proceeds for the Company.  These cash proceeds secured the funding needed to advance both ARC-520 and ARC-AAT through clinical trials and will also assist as the Company expands its pipeline of other clinical candidates. The Company had $87.3 million of cash and cash equivalents and $145.2 million of total assets as of June 30, 2015 as compared to $132.5 million and $182.8 million as of September 30, 2014, respectively. The decrease in cash and cash equivalents and total assets reflects cash outflows associated with the Company’s research and development efforts for its clinical candidates and pipeline, as well as cash paid for the Novartis RNAi assets acquired.  Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

In consideration for the Purchased Assets, the Company made certain payments to Novartis, including: (a) payments totaling $10,000,000 in cash, and 3,321,383 shares of the Company’s common stock (the “Shares”), which were issued during the Company’s second fiscal quarter; (b) escalating royalties in the single digits based upon annual net sales thresholds for certain RNAi products sold by the Company; and (c) milestone payments tied to the achievement of certain development and sales milestones for each target being developed by the Company.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Revenue	$123,750	$43,750
Operating Loss	(16,117,456)	(12,743,850)
Net Loss	(15,936,053)	(11,626,451)
Earnings per Share (Basic and Diluted)	$(0.27)	$(0.22)
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
Revenue	$338,250	$131,250
Operating Loss	(70,744,144)	(30,921,978)
Net Loss	(67,197,746)	(36,294,880)
Earnings per Share (Basic and Diluted)	$(1.19)	$(0.81)

The increase in our Operating Expenses during the three and nine months ended June 30, 2015, is primarily due to the continued development of our lead clinical candidate for HBV, ARC-520 and our second clinical candidate ARC-AAT for AATD.  The primary costs incurred during fiscal 2015 related to manufacturing of drug supply for our clinical trials, toxicology studies, and the cost associated with the administration of clinical trials.  In addition, the Company is incurring costs, primarily manufacturing costs and clinical trial administration costs, related to phase 2b clinical trials of ARC-520.  Further, the Company incurred $10.1 million in expense associated with the acquisition of in-process research and development for pre-clinical candidates from the Novartis asset acquisition, and the Company is recording higher amortization expense related to intangible assets acquired upon the purchase of the Novartis assets.

Revenue

Total revenue was $123,750 and $338,250 for the three and nine months ended June 30, 2015 and $43,750 and $131,250 for the three and nine months ended June 30, 2014.  Revenue is primarily related to licensed technology in both periods.  In addition, the Company had collaboration revenue of $160,000 and earned $47,000 in revenue for delivering a materials study during the nine months ended June 30, 2015.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2015 and 2014 are shown in the tables below.

Research and Development Expenses – Three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014

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

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Laboratory supplies & services	$655	9%	$613	10%	$42	7%
In vivo studies	158	2%	64	1%	94	147%
Outside labs & contract services	177	2%	281	4%	(104)	-37%
Toxicity/efficacy studies	1,458	20%	2,157	34%	(699)	-32%
Drug manufacturing	1,713	23%	2,468	39%	(755)	-31%
Clinical trials	2,956	40%	560	9%	2,396	428%
License, royalty & milestones	12	0%	12	0%	-	0%
Facilities and related	234	3%	206	3%	28	14%
Other research expenses	127	2%	31	1%	96	310%
Total	$7,490	100%	$6,392	100%	$1,098	17%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Laboratory supplies & services	$1,846	5%	$1,469	10%	$377	26%
In vivo studies	356	1%	236	2%	120	51%
Outside labs & contract services	408	1%	578	4%	(170)	-29%
Toxicity/efficacy studies	5,554	15%	3,848	26%	1,706	44%
Drug manufacturing	16,524	44%	5,754	39%	10,770	187%
Clinical trials	10,196	28%	2,048	14%	8,148	398%
License, royalty & milestones	1,047	3%	32	0%	1,015	3172%
Facilities and related	686	1%	685	5%	1	0%
Other research expenses	261	1%	70	1%	191	273%
Total	$36,878	100%	$14,720	100%	$22,158	151%

Laboratory supplies and services expense increased by $42,000 from $613,000 during the three months ended June 30, 2014 to $655,000 during the current period.  The expense also increased by $377,000 from $1,469,000 during the nine months ended June 30, 2014 to $1,846,000 during the current period.  The Company has expanded its laboratory facility and increased its R&D headcount.  The increase in laboratory supplies and services is a result of the purchase of additional supplies necessary to support increased efforts in pre-clinical research as the Company supports ongoing clinical efforts and accelerates efforts to identify new clinical candidates.

In vivo studies expense increased by $94,000 from $64,000 during the three months ended June 30, 2014 to $158,000 during the current period.  The expense also increased by $120,000 from $236,000 during the nine months ended June 30, 2014 to $356,000 during the current period.   In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and based on the varying costs of different in vivo testing models.  The expense in both periods relates to studies related to development of new clinical candidates.

Outside labs and contract services expense decreased by $104,000 from $281,000 during the three months ended June 30, 2014 to $177,000 during the current period.  The expense also decreased by $170,000 from $578,000 during the nine months ended June 30, 2014 to $408,000 during the current period.  The decrease in the current period primarily relates to a one-time fee paid in the prior year related to access to a certain animal study.

Toxicity/efficacy studies expense decreased by $699,000 from $2,157,000 during the three months ended June 30, 2014 to $1,458,000 during the current period.  The expense increased by $1,706,000 from $3,848,000 during the nine months ended June 30, 2014 to $5,554,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The full-year expense primarily relates to IND-enabling toxicology studies related to ARC-AAT, on-going long-term toxicology studies to support later clinical trials, and studies related to ARC-520 to support our anticipated phase 2b clinical trial. These amounts can vary quarter to quarter based on stage of development.

Drug manufacturing expense decreased by $755,000 from $2,468,000 during the three months ended June 30, 2014 to $1,713,000 during the current period.  The expense increased by $10,770,000 from $5,754,000 during the nine months ended June 30, 2014 to $16,524,000 during the current period.  The current period expense relates to drug manufacturing to supply toxicology studies for our HBV Phase 2b clinical trial, clinical supplies for the HBV Phase 2b clinical trial, as well as clinical supplies for our clinical trial for ARC-AAT.  The manufacturing campaign for the Phase 2b clinical trial for ARC-520 is largely complete, however, as other clinical candidates are nominated, and as other clinical trials advance, further expenditures will be required.

Clinical trials expense increased by $2,396,000 from $560,000 during the three months ended June 30, 2014 to $2,956,000 during the current period.  The expense also increased by $8,148,000 from $2,048,000 during the nine months ended June 30, 2014 to $10,196,000 during the current period.  The increase is primarily driven by costs incurred in preparation for our anticipated phase 2b clinical trial for ARC-520.  We are also incurring costs in fiscal 2015 related to our clinical trial for our second clinical candidate ARC-AAT.  We expect clinical trial expenses to increase further throughout 2015 as enrollment in our clinical trials increases.

License, royalty and milestones expense was unchanged from the three months ended June 30, 2014 to the current period.  The expense increased by $1,015,000 from $32,000 during the nine months ended June 30, 2014 to $1,047,000 during the current period.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  During the nine months ended June 30, 2015, we achieved a milestone by initiating a phase 1 clinical trial with ARC-AAT that required a $1 million payment.

Facilities expense increased by $28,000 from $206,000 during the three months ended June 30, 2014 to $234,000 during the current period.  The expense increased by $1,000 from $685,000 during the nine months ended June 30, 2014 to $686,000 during the current period.  The increase relates to higher rent in our Madison facility somewhat offset by lower repairs and maintenance costs on our lab equipment.

Other research expense increased by $96,000 from $31,000 during the three months ended June 30, 2014 to $127,000 during the current period.  The expense also increased by $191,000 from $70,000 during the nine months ended June 30, 2014 to $261,000 during the current period.  The increase in the nine month periods primarily relates to costs associated with a collaboration agreement to identify muscle targeting peptide molecules in fiscal 2015, for which the Company has been reimbursed from its collaboration partner.

Salaries – Three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014

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

(in thousands, except percentages)

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
R&D - compensation-related	$2,625	74%	$1,762	72%	$863	49%
G&A - compensation-related	946	26%	692	28%	254	37%
Total	$3,571	100%	$2,454	100%	$1,117	46%

	Nine Months	% of	Nine Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
R&D - compensation-related	$7,501	73%	$4,567	60%	$2,934	64%
G&A - compensation-related	2,762	27%	3,067	40%	(305)	-10%
Total	$10,263	100%	$7,634	100%	$2,629	34%

R&D compensation expense increased by $863,000 from $1,762,000 during the three months ended June 30, 2014 to $2,625,000 during the current period.  The expense also increased by $2,934,000 from $4,567,000 during the nine months ended June 30, 2014 to $7,501,000 during the current period.  An increase in headcount accounted for the majority of the change in compensation-related expense.

G&A compensation expense increased by $254,000 from $692,000 during the three months ended June 30, 2014 to $946,000 during the current period. Increased headcount accounted for the change in the current period. The expense decreased by $305,000 from $3,067,000 during the nine months ended June 30, 2014 to $2,762,000 during the current period.  The decrease was due to the timing of bonus expenses, partially offset by higher salary expense related to increased headcount.

General & Administrative Expenses – Three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Professional/outside services	$773	42%	$759	48%	$14	2%
Patent expense	225	12%	139	9%	86	62%
Facilities and related	75	4%	43	3%	32	74%
Travel	235	13%	234	15%	1	0%
Business insurance	133	7%	97	6%	36	37%
Communication and Technology	170	9%	88	6%	82	93%
Office expenses	78	4%	139	9%	(61)	-44%
Other	140	8%	83	5%	57	69%
Total	$1,829	100%	$1,582	100%	$247	16%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Professional/outside services	$2,909	52%	$1,778	46%	$1,131	64%
Patent expense	559	10%	540	14%	19	4%
Facilities and related	228	4%	137	4%	91	66%
Travel	563	10%	473	12%	90	19%
Business insurance	346	6%	209	5%	137	66%
Communication and Technology	527	9%	252	7%	275	109%
Office expenses	222	4%	293	8%	(71)	-24%
Other	258	5%	184	5%	74	40%
Total	$5,612	100%	$3,866	100%	$1,746	45%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense increased by $14,000 from $759,000 during the three months ended June 30, 2014 to $773,000 during the current period.  The expense also increased by $1,131,000 from $1,778,000 during the nine months ended June 30, 2014 to $2,909,000 during the current period. The increase in professional fees primarily related to higher legal fees related to recent litigation events.  See Note 7 – Commitments and Contingencies for further discussion.  Additionally, the Company incurred higher recruiting fees to fill new positions.

Patent expense increased by $86,000 from $139,000 during the three months ended June 30, 2014 to $225,000 during the current period.  The expense also decreased by $19,000 from $540,000 during the nine months ended June 30, 2014 to $559,000 during the current period. The Company continues to invest in patent protection for its DPC technology, related product candidates and other RNAi technology through patent filings in multiple countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense increased by $32,000 from $43,000 during the three months ended June 30, 2014 to $75,000 during the current period.  The expense also increased by $91,000 from $137,000 during the nine months ended June 30, 2014 to $228,000 during the current period.  Facilities expense increased due to the expansion of our corporate headquarters in Pasadena.

Travel expense increased by $1,000 from $234,000 during the three months ended June 30, 2014 to $235,000 during the current period.  The expense also increased by $90,000 from $473,000 during the nine months ended June 30, 2014 to $563,000 during the current period.  Travel expense increased due to travel in support of our R&D function, primarily our GMP manufacturing campaign and our clinical trials.

Business insurance expense increased by $36,000 from $97,000 during the three months ended June 30, 2014 to $133,000 during the current period.  The expense also increased by $137,000 from $209,000 during the nine months ended June 30, 2014 to $346,000 during the current period. Business insurance costs increased primarily due to added coverage related to the Company’s clinical trials, as well as increases in other corporate liability insurance.

Communication and technology expense increased by $82,000 from $88,000 during the three months ended June 30, 2014 to $170,000 during the current period.  The expense also increased by $275,000 from $252,000 during the nine months ended June 30, 2014 to $527,000 during the current period. The increase was related to the cost associated with new equipment related to new employees as well as upgrades to the Company’s networks.  Additionally, during the three months ended June 30, 2015, the Company incurred certain consulting, hardware and software charges related to an upgrade to the Company’s accounting systems.

Office expense decreased by $61,000 from $139,000 during the three months ended June 30, 2014 to $78,000 during the current period.  The expense also decreased by $71,000 from $293,000 during the nine months ended June 30, 2014 to $222,000 during the current period. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  During the three months ended June 30, 2014, the Company incurred certain charges related to its Madison office expansion, including new office furniture and cubicles, which was not repeated in the current year.

Other expense increased by $57,000 from $83,000 during the three months ended June 30, 2014 to $140,000 during the current period.  The expense also increased by $74,000 from $184,000 during the nine months ended June 30, 2014 to $258,000 during the current period.   This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The primary increase in other expense primarily related to the provision for franchise taxes recorded during the current quarter.

Acquired in-process research and development – Novartis pre-clinical candidates

Acquired in-process research and development expense for the Novartis pre-clinical candidates was $10,142,786 for the three and nine months ended June 30, 2015 and zero for the previous periods.  This expense pertains to the acquisition of the Novartis RNAi assets discussed above.  The pre-clinical candidates were expensed during the period, while certain other patents and a third-party license were capitalized as intangible assets.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $2,486,074 and $6,706,009 during the three and nine months ended June 30, 2015, compared to $2,038,682 and $3,758,264 during the comparable prior period. Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the additional options and restricted stock units granted to new and existing employees in fiscal 2015, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was 741,058 and $1,480,656 during the three and nine months ended June 30, 2015, compared to $276,054 and $1,075,238 during the comparable prior period. The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Roche Madison in 2011. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the amortization of the intangible assets acquired in the Novartis asset acquisition.

Other income / expense

Other income / expense includes income of $57,653 and $3,546,398 during the three and nine months ended June 30, 2015, compared to income of $1,073,649 and expense of $5,372,902 in the comparable prior period. The primary component of other expense during each period was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment.

At June 30, 2015, the Company had cash on hand of approximately $87.3 million as compared to $132.5 million at September 30, 2014.  Excess cash invested in fixed income securities was $24.4 million at June 30, 2015, compared to $44.7 million at September 30, 2014.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2015 and 2014 is as follows:

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Cash Flow from Continuing Operations:
Operating Activities	$(53,687,248)	$(24,496,567)
Investing Activities	8,275,995	(41,026,691)
Financing Activities	153,456	184,758,547
Net Increase (Decrease in Cash)	(45,257,797)	119,235,289
Cash at Beginning of Period	132,510,610	19,114,444
Cash at End of Period	$87,252,813	$138,349,733

During the nine months ended June 30, 2015, the Company used $53.7 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash provided by investing activities was $8.3 million, primarily related to maturities on fixed income securities of $19.4 million, partially offset by cash paid for the acquisition of the Novartis RNAi assets of $10.0 million and capital expenditures of $1.1 million.  Cash provided by financing activities of $0.2 million was driven by cash received from the exercise of warrants and stock options.

During the nine months ended June 30, 2014, the Company used $24.5 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash used by investing activities was $41.0 million, primarily related to net cash investments in fixed income securities of $46.4 million and capital expenditures of $1.3 million, partially offset by maturities on fixed income securities of $6.6 million. Cash provided by financing activities of $184.8 million includes $172.6 million of cash received from equity financings by the Company as well as $12.4 million in cash received from the exercise of warrants and stock options.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2015

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer