Form 10-Q
period 2015-12-31
ARROWHEAD RESEARCH CORP
filed 2016-02-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 5, 2016 was 59,627,499.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Research Corporation

Consolidated Balance Sheets

	(unaudited)
	December 31, 2015	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,165,088	$81,214,354
Prepaid expenses	3,783,344	3,293,285
Other current assets	1,903,884	823,620
Short term investments	14,431,498	17,539,902
TOTAL CURRENT ASSETS	82,283,814	102,871,161
Property and equipment, net	4,666,411	4,526,848
Intangible assets, net	24,385,125	24,824,116
Other assets	45,789	45,789
TOTAL ASSETS	$111,381,139	$132,267,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,288,922	$5,031,706
Accrued expenses	3,920,312	5,376,119
Accrued payroll and benefits	1,419,423	3,824,062
Deferred revenue	109,375	103,125
Derivative liabilities	1,325,128	1,301,604
Capital lease obligation	218,447	217,548
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	12,328,014	15,900,571
LONG-TERM LIABILITIES
Capital lease obligation, net of current portion	485,842	540,792
Contingent consideration obligations	5,862,464	5,862,464
Other non-current liabilities	336,427	342,453
TOTAL LONG-TERM LIABILITIES	6,684,733	6,745,709
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Arrowhead Research Corporation stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 15,652 shares issued and outstanding as of December 31, 2015 and September 30, 2015	16	16
Common stock, $0.001 par value; 145,000,000 shares authorized; 59,627,499 and 59,544,677 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	151,997	151,914
Additional paid-in capital	428,838,629	426,873,358
Accumulated other comprehensive income (loss)	(90,607)	(136,425)
Accumulated deficit	(335,976,455)	(316,712,041)
Total Arrowhead Research Corporation stockholders' equity	92,923,580	110,176,822
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	92,368,392	109,621,634
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,381,139	$132,267,914

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended
	December 31, 2015	December 31, 2014
REVENUE	$43,750	$170,750
OPERATING EXPENSES
Research and development	10,338,833	17,744,312
Salaries and payroll-related costs	3,919,886	3,150,617
General and administrative expenses	1,951,609	2,086,202
Stock-based compensation	2,380,343	2,014,856
Depreciation and amortization	794,349	290,039
TOTAL OPERATING EXPENSES	19,385,020	25,286,026
OPERATING LOSS	(19,341,270)	(25,115,276)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets, net	-	(26,381)
Interest income (expense), net	100,380	237,417
Change in value of derivatives	(23,524)	2,382,142
Other income (expense)	-	(53,184)
TOTAL OTHER INCOME (EXPENSE)	76,856	2,539,994
LOSS BEFORE INCOME TAXES	(19,264,414)	(22,575,282)
Provision for income taxes	-	-
NET LOSS	(19,264,414)	(22,575,282)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(19,264,414)	$(22,575,282)
NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD
SHAREHOLDERS - BASIC & DILUTED:	$(0.32)	$(0.41)
Weighted average shares outstanding - basic and diluted	59,548,672	54,692,392
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign Currency Translation Adjustments	45,818	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO ARROWHEAD	$(19,218,596)	$(22,575,282)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2015	15,652	$16	59,544,677	$151,914	$426,873,358	$(136,425)	$(316,712,041)	$(555,188)	$109,621,634
Exercise of stock options	-	-	4,687	5	25,539	-	-	-	25,544
Stock-based compensation	-	-	-	-	2,380,343	-	-	-	2,380,343
Common stock- Restricted Stock Unit vesting	-	-	78,135	78	(440,611)	-	-	-	(440,533)
Foreign currency translation adjustments	-	-	-	-	-	45,818	-	-	45,818
Net loss for the three months ended December 31, 2015	-	-	-	-	-	-	(19,264,414)	-	(19,264,414)
Balance at December 31, 2015	15,652	$16	59,627,499	$151,997	$428,838,629	$(90,607)	$(335,976,455)	$(555,188)	$92,368,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Research Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,264,414)	$(22,575,282)
(Gain) loss on disposal of fixed assets	-	26,381
Change in value of derivatives	23,524	(2,382,142)
Stock-based compensation	2,380,343	2,014,856
Depreciation and amortization	794,349	290,039
Amortization of note premiums	108,403	347,703
Changes in operating assets and liabilities:
Receivables	(1,054,719)	(136,506)
Prepaid expenses	(490,057)	(3,874,051)
Accounts payable	257,216	3,415,473
Accrued expenses	(3,945,503)	(1,325,675)
Other	42,789	(802)
NET CASH USED IN OPERATING ACTIVITIES	(21,148,069)	(24,200,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(406,612)	(554,945)
Proceeds from sale of fixed assets	-	500
Proceeds from sale of marketable securities	3,000,000	3,054,774
Cash paid for acquisitions	-	(7,000,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,593,388	(4,499,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(54,051)	(103,168)
Payments of taxes for net share settled restricted stock unit issuances	(440,534)	-
Proceeds from the exercise of warrants and stock options	-	283,466
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(494,585)	180,298
NET INCREASE (DECREASE) IN CASH	(19,049,266)	(28,519,379)
CASH AT BEGINNING OF PERIOD	81,214,354	132,510,610
CASH AT END OF PERIOD	$62,165,088	$103,991,231
Supplementary disclosures:
Interest paid	$3,054	$3,938

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

At December 31, 2015, the Company had $62.2 million in cash to fund operations. In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 12 months.  These bonds provide a source of liquidity, though the Company plans to hold them until maturity.  At December 31, 2015, the Company had invested $14.4 million in bonds.  During the three months ended December 31, 2015, the Company’s cash position decreased by $19.0 million which was primarily the result of cash outflows related to operating activities of $21.1 million, partially offset by maturities of fixed income investments totaling $3.0 million.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at December 31, 2015 and September 30, 2015.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. At December 31, 2015, the Company classified all of its investments as held-to-maturity.

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

Intangible Assets Subject to Amortization—At December 31, 2015, intangible assets subject to amortization include certain patents and license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Contingent Consideration - The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three months ended December 31, 2015 and 2014 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.  For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved.  The Company uses historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards. Expense is recognized over the vesting period for all awards, and commences at the grant date for time-based awards and upon our determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.

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

NOTE 2. PROPERTY AND EQUIPMENT

The following table summarizes our major classes of property and equipment:

	December 31, 2015	September 30, 2015
Computers, office equipment and furniture	$413,565	$404,964
Research equipment	6,783,831	6,354,584
Software	110,428	110,428
Leasehold improvements	3,167,053	3,117,537
Total gross fixed assets	10,474,877	9,987,513
Less: Accumulated depreciation and amortization	(5,808,466)	(5,460,665)
Property and equipment, net	$4,666,411	$4,526,848

NOTE 3. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term and long-term debt securities.  Investments at December 31, 2015 consisted of corporate bonds with maturities remaining of less than one year.  The Company may also invest excess cash balances in certificates of deposit, money market accounts, U.S. Treasuries, U.S. government agency obligations, corporate debt securities, and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At December 31, 2015, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short- and long-term investments as of December 31, 2015, and September 30, 2015.

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$14,431,498	$—	$(159,605)	$14,271,893
Commercial notes (due after one year through two years)	$—	—	$—	$—
Total	$14,431,498	$—	$(159,605)	$14,271,893

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$17,539,902	$—	$(304,942)	$17,234,960
Commercial notes (due after one year through two years)	$—	—	$—	$—
Total	$17,539,902	$—	$(304,942)	$17,234,960

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of in-process research and development (“IPR&D”) not subject to amortization, and patents and license agreements subject to amortization, which were capitalized as a part of an asset acquisition or business combination.

IPR&D represents projects that have not yet received regulatory approval and are required to be classified as indefinite assets until the successful completion or the abandonment of the associated R&D efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until approval is obtained in one or more jurisdictions which, individually or combined, are expected to generate a significant portion of the total revenue expected to be earned by an IPR&D project. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. If the associated R&D effort is abandoned the related IPR&D assets will likely be written off and the Company would record an impairment loss.   Intangible assets not subject to amortization include IPR&D capitalized as part of a business combination from the acquisition of the Roche RNAi business in 2011.

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015 and license agreements capitalized from the acquisition of the Roche RNAi business in 2011. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition which was 21 years, and the accumulated amortization of the asset is approximately $123,671.  The license agreements associated with the acquisition of the Roche RNAi business were amortized over the estimated life remaining at the time of acquisition, which was 4 years, and the accumulated amortization of the assets is approximately $230,000. These assets have been fully amortized as of December 31, 2015.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition which was 14 years, and the accumulated amortization of the assets is approximately $1,293,353.  Amortization expense for the three months ended December 31, 2015 and 2014 was $438,991 and $13,664, respectively.  Amortization expense is expected to be approximately $1,275,322 for the remainder of fiscal year 2016, $1,700,429 in 2017, $1,700,429 in 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, and $13,662,723 thereafter.

The following table provides details on the Company’s intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2015	$944,935	$23,879,181	$24,824,116
Amortization	-	(438,991)	(438,991)
Balance at December 31, 2015	$944,935	$23,440,190	$24,385,125

NOTE 5. STOCKHOLDERS’ EQUITY

At December 31, 2015, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2015, 59,627,499 shares of Common Stock were outstanding.  Additionally, 15,652 shares of Series C Preferred Stock were outstanding, which are convertible into 2,670,990 shares of Common Stock. At December 31, 2015, 7,945,090 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

The following table summarizes information about warrants outstanding at December 31, 2015:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	1.4
$5.00	364,375	0.5
$5.09	239,534	0.5
$4.16	1,000	1.0
$3.25	334,347	0.6
$2.12	75,000	2.0
$1.83	277,284	2.0
$7.14	80,000	2.5
Total warrants outstanding	1,466,437

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Rental costs are approximately $24,000 per month, increasing approximately 3% annually.

As of December 31, 2015, the Company’s research facility in Madison, Wisconsin is leased through February 28, 2019. Monthly rental expense is approximately $26,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $18,000 per month. Utilities costs are approximately $16,000 per month. Total monthly costs are approximately $79,000 per month, including monthly payments recorded under a capital lease of approximately $19,000.

The Company leased additional research facility space in Middleton, Wisconsin, and this space is leased through May 2016.  Monthly rental expense for the additional space is approximately $4,000.  Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $2,000 per month.

Facility rent expense for the three months ended December 31, 2015 and 2014 was $198,600  and $171,500, respectively.

As of December 31, 2015, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2016 (remainder of)	$171,315
2017	228,420
2018	228,420
2019	95,175
2020	-
2021 and thereafter	-
Less interest	(19,041)
Principal	704,289
Less current portion	(218,447)
Noncurrent portion	$485,842

As of December 31, 2015, future minimum lease payments due in fiscal years under operating leases are as follows:

2016 (remainder of)	$470,846
2017	613,664
2018	637,897
2019	459,633
2020	-
2021 and thereafter	-
Total	$2,182,040

In January 2016, the Company entered into a new lease for a Madison, Wisconsin research facility.  This lease will replace the Company’s current research facility office leases.  The increased capacity of this new facility compared to the current research facilities will accommodate increased research and development personnel for the Company’s expanding pipeline of current and future drug candidates. See Footnote 9 – Subsequent Events for additional discussion of this new lease agreement.

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

The Company and two of its former executives have been named as defendants in a complaint filed on November 11, 2014 and captioned William Marsh Rice University vs. Unidym, Inc. and Arrowhead Research Corporation, No. 2014-66088,  currently pending in the United States District Court for the Southern District of Texas relating to alleged breaches of a license agreement between Rice University and the Company’s former subsidiary, Unidym, Inc. The plaintiff has alleged that the Company and its former executives acted fraudulently with respect to Unidym’s license from Rice University and seeks injunctive relief, damages, including unspecified compensatory and punitive damages, and attorneys’ fees

The Company believes it has meritorious defenses and intends to vigorously defend itself in each of the above matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have any material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company’s accounting policy is to recognize such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, toxicology studies, and for clinical studies.  As of December 31, 2015, these future commitments were approximately $47.5 million, of which approximately $25.2 million is expected to be incurred in the remainder of fiscal 2016, and $23.3 million is expected to be incurred beyond fiscal 2016.

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

NOTE 7. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of December 31, 2015, 2,537,018 and 5,084,284 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share award to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2015, there were options granted and outstanding to purchase 2,537,018 and 2,384,144 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 877,500 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2015, there were 544,622 shares reserved for options and 46,667 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended December 31, 2015, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 82,000 options and 0 restricted stock units were granted under the 2013 Incentive Plan, and no options and restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following tables summarize information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2015	5,435,640	6.71
Granted	82,000	5.96
Cancelled	(47,169)	8.56
Exercised	(4,687)	5.45
Balance At December 31, 2015	5,465,784	$6.69	7.6 years	$6,925,846
Exercisable At December 31, 2015	2,956,400	$6.12	6.8 years	$4,766,553

Stock-based compensation expense related to stock options for the three months ended December 31, 2015 and 2014 was $1,217,217 and $981,399, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by Arrowhead for the three months ended December 31, 2015 and 2014 is estimated at $365,876 and $3,596,618, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2015 and 2014 was $3,515 and $23,774, respectively.

As of December 31, 2015, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $10,850,029 will be recognized in the Company’s results of operations over a weighted average period of 2.5 years.

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

The assumptions used to value stock options are as follows:

	Three months ended December 31,
	2015	2014
Dividend yield	—	—
Risk-free interest rate	1.47 – 1.81%	1.61 – 1.85%
Volatility	89%	75%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$4.46	$3.66

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three months ended December 31, 2015 and 2014, the Company issued 0 restricted stock units and 30,000 restricted stock units, respectively, to certain members of management.  Of the restricted stock units granted during the three months ended December 31, 2014, 30,000 were granted outside of the Plan as an inducement grant to a new employee. At vesting, each RSU will be exchanged for one share of the Company’s Common Stock. Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2015	934,167	$9.18
Granted	—	—
Vested	(10,000)	5.22
Forfeited	—	—
Unvested at December 31, 2015	924,167	$9.22

The Company recorded $1,163,126 and $1,033,457 of expense relating to restricted stock units during the three months ended December 31, 2015 and 2014, respectively.  Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For restricted stock units, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of December 31, 2015, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $2,529,700 will be recognized in the Company’s results of operations over a weighted average period of 1.7 years.

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

The following table summarizes fair value measurements at December 31, 2015 and September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$62,165,088	$—	$—	$62,165,088
Derivative liabilities	$—	$—	$1,325,128	$1,325,128
Acquisition-related contingent consideration obligations	$—	$—	$5,862,464	$5,862,464

September 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$81,214,354	$—	$—	$81,214,354
Derivative liabilities	$—	$—	$1,301,604	$1,301,604
Acquisition-related contingent consideration obligations	$—	$—	$5,862,464	$5,862,464

The Company invests its excess cash balances in short- and long-term corporate bonds, generally with remaining maturities of less than one year.  At December 31, 2015, the Company had short-term investments of $14,431,498.  The fair value of its investment at December 31, 2015 was $14,271,893.  The Company expects to hold such investments until maturity, and thus unrealized gains and losses from the fluctuations in the fair value of the securities are not likely to be realized.

As part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at December 31, 2015.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2012 Warrants, the “Warrants”) of which 12,123 Warrants were outstanding at December 31, 2015.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended December 31, 2015 and 2014, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(21,574) and $2,179,651, respectively.  Additionally, As part of an equity financing in June 2010, Arrowhead issued warrants to purchase up to 329,649 shares of Common Stock (the “2010 Warrants”), and the remaining unexercised 24,324 of these warrants expired during the three months ended December 31, 2015.

The assumptions used in valuing the derivative liability were as follows:

2012 Warrants	December 31, 2015	September 30, 2015
Risk-free interest rate	1.06%	0.6%
Expected life	2.0 Years	2.2 Years
Dividend yield	—	—
Volatility	89%	75%

2013 Warrants	December 31, 2015	September 30, 2015
Risk-free interest rate	1.06%	0.6%
Expected life	2.1 Years	2.3 Years
Dividend yield	—	—
Volatility	89%	75%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2015	$1,272,802
Issuance of instruments	—
Change in value	21,574
Net settlements	—
Value at December 31, 2015	$1,294,376

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights have a seven-year term. During the first year, the exchange right allows the holder to exchange one Ablaris share for 0.06 Arrowhead shares. This ratio declines to 0.04 in the second year, 0.03 in the third year and 0.02 in the fourth year. In the fifth year and beyond the exchange ratio is 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remain outstanding at December 31, 2015. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended December 31, 2015 and 2014, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(1,950) and $202,491, respectively.

The assumptions used in valuing the derivative liability were as follows:

	December 31, 2015	September 30, 2015
Risk-free interest rate	1.00%	1.00%
Expected life	2.2 Years	2.5 Years
Dividend yield	—	—
Volatility	89%	75%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2015	$28,802
Issuance of instruments	—
Change in value	1,950
Net settlements	—
Value at December 31, 2015	$30,752

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

As of December 31, 2015, the Company has liabilities for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

The following is a reconciliation of contingent consideration fair value.

Value at September 30, 2015	$5,862,464
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Value at December 31, 2015	$5,862,464

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

The carrying amounts of the Company’s other financial instruments, which include accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to the relatively short-term nature of these instruments. The carrying value of the Company’s other long-term liabilities approximates fair value based on market interest rates.

NOTE 9. SUBSEQUENT EVENTS

On January 8, 2016, the Company entered into a new lease for a Madison, Wisconsin research facility.  The 10-year office building lease between the Company’s subsidiary, Arrowhead Madison Inc. and University Research Park, Incorporated is for approximately 60,000 square feet of office and laboratory space located at 502 South Rosa Road, Madison, Wisconsin, and this lease will replace the Company’s current research facility lease also with University Research Park, Incorporated for property located at 465 Science Drive, Madison Wisconsin.  The increased capacity of this new facility compared to the Company’s current research facilities will accommodate increased research and development personnel for the Company’s expanding pipeline of current and future drug candidates.

The initial term of the lease commenced on January 1, 2016 with expected occupancy in late 2016, after certain leasehold improvements have been completed. The lease payments, which begin on October 1, 2016, will be approximately $15.4 million over the initial 10-year term.  We also estimate payments for the Company’s pro rata share of certain real estate taxes, operating expenses and common area maintenance expenses to be approximately $0.9 million for the first year of the lease, and these payments will continue throughout the initial 10-year term. The Company expects to pay approximately $7.3 million for leasehold improvements, net of tenant improvement allowances.  Pursuant to the lease, within six months of the expiration of the initial 10-year term, the Company has the option to extend the lease for up to two additional five-year terms, with certain annual increases in base rent.

Additionally, on January 8, 2016 and in conjunction with signing the new lease agreement as discussed above, the Company entered into an amendment to the Company’s current research facility lease for property located at 465 Science Drive Suite C, Madison, Wisconsin with University Research Park, Incorporated that provides for an early termination of such lease effective on October 31, 2016.

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

During the first quarter of fiscal year 2016, the Company continued to develop its lead clinical candidate, ARC-520, for the treatment of chronic hepatitis B as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with Alpha-1 antitrypsin deficiency (AATD).  The Company continued its Phase 2 studies in ARC-520, with no dose-limiting toxicities or serious adverse events having been observed to date.  In connection with its Phase 2a study, the Company reported data showing that ARC-520 effectively reduced HBV viral antigens derived from cccDNA. The data showed that HBV surface antigen (HBsAg) was reduced substantially with a maximum reduction of 1.9 logs (99%) and a mean maximum reduction of 1.5 logs (96.8%) in treatment naïve e-antigen (HBeAg)-positive patients. The Company also discussed data from an ARC-520 chimpanzee study showing that in chronically HBV-infected chimpanzees treated with ARC-520 in combination with nucleoside analogs, 7 of 9 (78%) exhibited signs of immune reactivation, which is likely a necessary step for achieving a functional cure of chronic HBV. The Company believes these data strongly support advancement of ARC-520 into Phase 2b and future clinical studies. In January 2016, the Company announced that it had dosed the first patient in its Phase 2b combination study for ARC-520 and is continuing to enroll patients at multiple centers in Australia and New Zealand.  The Company submitted an Investigational New Drug application to the FDA which was approved in April 2015 and the Company also received regulatory clearance in Germany for two additional Phase 2b multiple-dose studies of ARC-520 to be conducted in parallel.  The Company expects to file with additional Asian and European agencies to begin additional Phase 2b studies.

Regarding ARC-AAT, the Company recently completed protocol-required dosing of healthy volunteers in an on-going Phase 1 study and initiated dosing of patients in Part B of that same study.  The study recently received regulatory clearance in the United Kingdom, Germany and New Zealand, and is currently recruiting patients at several sites in those countries. In January 2016, the European Medicines Agency (EMA) granted orphan drug designation to ARC-AAT, consistent with the previous designation granted by the FDA.

The Company also continues to progress on its expanded pipeline of additional pre-clinical candidates including ARC-F12, a treatment for factor 12 (F12) mediated angioedemic and thromboembolic diseases, ARC-HIF2, a treatment for clear cell renal cell carcinoma (ccRCC), ARC-521, a complementary candidate to ARC-520 for the treatment of chronic hepatitis B infection, and ARC-LPA, a treatment designed to reduce production of Lp(a), which has been genetically linked with increased risk of cardiovascular disease.

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

In January 2016, the Company entered into a new lease for a Madison, Wisconsin research facility.  The 10-year office building lease between the Company’s subsidiary, Arrowhead Madison Inc. and University Research Park, Incorporated is for approximately 60,000 square feet of office and laboratory space located at 502 South Rosa Road, Madison, Wisconsin, and this lease will replace the Company’s current research facility office lease, also with University Research Park, Incorporated, for property located at 465 Science Drive, Madison Wisconsin.  The increased capacity of this new facility compared to the Company’s current research facilities will accommodate increased research and development personnel for the Company’s expanding pipeline of current and future drug candidates

Net losses were $19.3 million, and $22.6 million during the three months ended December 31, 2015 and 2014, respectively.  Diluted losses per share were $0.32, and $0.41 during the three months ended December 31, 2015 and 2014, respectively.

The Company strengthened its liquidity and financial position through two securities offerings completed in October 2013 and February 2014 which generated approximately $172.6 million of cash proceeds for the Company.  These cash proceeds secured the funding needed to advance both ARC-520 and ARC-AAT into clinical trials and also assist as the Company expands its pipeline of other clinical candidates. The Company had $62.2 million of cash and cash equivalents, $14.4 million of short term investments and $111.4 million of total assets as of December 31, 2015 as compared to $81.2 million, $17.5 million and $132.3 million as of September 30, 2015, respectively. The operating expenses and net losses and decrease in cash and cash equivalents and total assets reflects expenditures associated with the Company’s research and development efforts for its clinical candidates and pipeline.  Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Stock-Based Compensation

We account for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.  For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved.  We use historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards. Expense is recognized over the vesting period for all awards, and commences at the grant date for time-based awards and upon our determination that the achievement of such performance conditions is probable for performance-based awards.  This determination requires significant judgment by management.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	$43,750	$170,750
Operating Loss	(19,341,270)	(25,115,276)
Net Loss	(19,264,414)	(22,575,282)
Earnings per Share (Basic and Diluted)	$(0.32)	$(0.41)

The decrease in our Operating Expenses during the three months ended December 31, 2015, is primarily due to reduced expenses associated with the drug manufacturing campaign to support our Phase 2b studies for ARC-520, our lead clinical candidate for HBV.  The manufacturing campaign for this clinical trial for ARC-520 is largely complete, however, as other clinical candidates are nominated, and as other clinical trials advance, further expenditures will be incurred.

Revenue

Total revenue was $43,750 and $170,750 for the three months ended December 31, 2015 and 2014, respectively.  Revenue is primarily related to licensed technology in both periods.  In addition, the Company had collaboration revenue of $80,000 and earned $47,000 in revenue for delivering a materials study during the three months ended December 31, 2014.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2015 and 2014 are shown in the tables below.

Research and Development Expenses – Three months ended December 31, 2015 compared to the three months ended December 31, 2014

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

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2015	Category	December 31, 2014	Category	$	%
Laboratory supplies & services	$602	6%	$493	3%	$109	22%
In vivo studies	289	3%	60	0%	229	382%
Outside labs & contract services	65	1%	126	1%	(61)	-48%
Toxicity/efficacy studies	3,099	30%	2,068	12%	1,031	50%
Drug manufacturing	3,100	30%	9,599	54%	(6,499)	-68%
Clinical trials	2,835	27%	5,064	29%	(2,229)	-44%
License, royalty & milestones	21	0%	23	0%	(2)	-9%
Facilities and related	281	3%	206	1%	75	36%
Other research expenses	47	0%	105	0%	(58)	-55%
Total	$10,339	100%	$17,744	100%	$(7,405)	-42%

Laboratory supplies and services expense increased by $109,000 from $493,000 during the three months ended December 31, 2014 to $602,000 during the current period.  The Company has expanded its laboratory facility and increased its R&D headcount.  The increase in laboratory supplies and services is a result of the purchase of additional supplies necessary to support increased efforts in pre-clinical research as the Company supports ongoing clinical efforts and accelerates efforts to identify new clinical candidates.

In vivo studies expense increased by $229,000 from $60,000 during the three months ended December 31, 2014 to $289,000 during the current period.  In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and based on the varying costs of different in vivo testing models.  The Company has expanded its candidate pipeline which has resulted in additional studies conducted.

Outside labs and contract services expense decreased by $61,000 from $126,000 during the three months ended December 31, 2014 to $65,000 during the current period.  The decrease in the current period primarily relates to reduced contracted labor services that have been converted into R&D headcount.

Toxicity/efficacy studies expense increased by $1,031,000 from $2,068,000 during the three months ended December 31, 2014 to $3,099,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase primarily relates to toxicology studies related to one of our recent drug candidates, ARC-521, to support later clinical trials. These amounts can vary quarter to quarter based on stage of development.

Drug manufacturing expense decreased by $6,499,000 from $9,599,000 during the three months ended December 31, 2014 to $3,100,000 during the current period. The decrease is primarily due to reduced expenses associated with the drug manufacturing campaign to support our Phase 2b studies for ARC-520, our lead clinical candidate for HBV.  The manufacturing campaign for this clinical trial for ARC-520 is largely complete, however, as other clinical candidates are nominated, and as other clinical trials advance, further expenditures will be incurred.

Clinical trials expense decreased by $2,229,000 from $5,064,000 during the three months ended December 31, 2014 to $2,835,000 during the current period.  The decrease is primarily driven by the timing of costs incurred in preparation for our anticipated Phase 2b clinical trial for ARC-520.  The Phase 2b trials are currently enrolling and we expect clinical trial expenses to increase further as enrollment in our clinical trials increases. We are also incurring costs related to our clinical trial for our second clinical candidate ARC-AAT.

License, royalty and milestones expense was consistent at $21,000 and $23,000 during the three months ended December 31, 2015 and 2014, respectively.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.

Facilities expense increased by $75,000 from $206,000 during the three months ended December 31, 2014 to $281,000 during the current period.  The increase relates to rent for our additional facility in Middleton, Wisconsin and increased repairs and maintenance costs on our lab equipment.

Other research expense decreased by $58,000 from $105,000 during the three months ended December 31, 2014 to $47,000 during the current period.  The decrease primarily relates to costs associated with a collaboration agreement to identify muscle targeting peptide molecules in the three months ended December 31, 2014, for which the Company has been reimbursed from its collaboration partner.

Salaries – Three months ended December 31, 2015 compared to the three months ended December 31, 2014

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

(in thousands, except percentages)

	Three Months ended	% of	Three Months ended	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2015	Category	December 31, 2014	Category	$
R&D - compensation-related	$2,946	75%	$2,366	75%	$580	25%
G&A - compensation-related	974	25%	785	25%	189	24%
Total	$3,920	100%	$3,151	100%	$769	24%

R&D compensation expense increased by $580,000 from $2,366,000 during the three months ended December 31, 2014 to $2,946,000 during the current period.  An increase in personnel accounted for the majority of the change in compensation-related expense.

G&A compensation expense increased by $189,000 from $785,000 during the three months ended December 31, 2014 to $974,000 during the current period. Higher headcount and annual merit increases accounted for the majority of the change in the current period.

General & Administrative Expenses – Three months ended December 31, 2015 compared to the three months ended December 31, 2014

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2015	Category	December 31, 2014	Category	$	%
Professional/outside services	$850	44%	$1,253	60%	$(403)	-32%
Patent expense	281	14%	177	9%	104	59%
Facilities and related	76	4%	76	4%	-	0%
Travel	250	13%	186	9%	64	34%
Business insurance	138	7%	106	5%	32	30%
Communication and Technology	149	8%	154	7%	(5)	-3%
Office expenses	94	5%	79	4%	15	19%
Other	113	5%	55	2%	58	105%
Total	$1,951	100%	$2,086	100%	$(135)	-6%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense decreased by $403,000 from $1,253,000 during the three months ended December 31, 2014 to $850,000 during the current period. The decrease primarily related to recruiting fees to fill several management positions in 2014 and higher legal fees in 2014 related to recent litigation events as discussed in Footnote 6 – Commitments and Contingencies.

Patent expense increased by $104,000 from $177,000 during the three months ended December 31, 2014 to $281,000 during the current period.  Patent expense increased due to additional prosecution requirements associated with new patents acquired through the Novartis RNAi asset acquisition.  The Company continues to invest in patent protection for its DPC™ technology, related product candidates and other RNAi technology through patent filings in multiple countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense remained consistent at $76,000 in each period. Facilities expense relates to recurring expenses associated with our corporate headquarters in Pasadena.

Travel expense increased by $64,000 from $186,000 during the three months ended December 31, 2014 to $250,000 during the current period.  Travel expense increased due to travel in support of our R&D function, including our GMP manufacturing campaigns and our clinical trials.

Business insurance expense increased by $32,000 from $106,000 during the three months ended December 31, 2014 to $138,000 during the current period.  Business insurance costs increased primarily due to increases in corporate liability insurance and added coverage related to the Company’s clinical trials.

Communication and technology expense was fairly consistent at $149,000 for the three months ended December 31, 2015 and $154,000 for the three months ended December 31, 2014.  This category includes costs associated with the Company’s IT infrastructure.

Office expense increased by $15,000 from $79,000 during the three months ended December 31, 2014 to $94,000 during the current period.  These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.

Other expense increased by $58,000 from $55,000 during the three months ended December 31, 2014 to $113,000 during the current period.  This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The primary increase in other expense primarily related to the conference attendance fees recorded during the current quarter.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $2,380,343 and $2,014,856 during the three months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Due to additional options and restricted stock units granted to new and existing employees, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $794,349 and $290,039 during the three months ended December 31, 2015 and 2014, respectively. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the amortization of the intangible assets acquired in the Novartis RNAi asset acquisition.

Other income / expense

Other income / expense was income of $76,856 and $2,539,994 during the three months ended December 31, 2015 and 2014, respectively. The primary component of other income during the three months ended December 31, 2014 was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash investment.

At December 31, 2015, the Company had cash on hand of approximately $62.2 million as compared to $81.2 million at September 30, 2015.  Excess cash invested in fixed income securities was $14.4 million at December 31, 2015, compared to $17.5 million at September 30, 2015.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Cash Flow from Continuing Operations:
Operating Activities	$(21,148,069)	$(24,200,006)
Investing Activities	2,593,388	(4,499,671)
Financing Activities	(495,585)	180,298
Net Increase (Decrease) in Cash	(19,049,266)	(28,519,379)
Cash at Beginning of Period	81,214,354	132,510,610
Cash at End of Period	$62,165,088	$103,991,231

During the three months ended December 31, 2015, the Company used $21.1 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash provided by investing activities was $2.6 million, primarily related to maturities on fixed income securities of $3.0 million, partially offset by capital expenditures of $0.4 million.  Cash used by financing activities of $0.5 million was driven by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

During the three months ended December 31, 2014, the Company used $24.2 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead.  Cash used by investing activities was $4.5 million, primarily related to cash paid for acquisitions of $7.0 million and capital expenditures of $0.6 million, partially offset by maturities on fixed income securities of $3.1 million.  Cash provided by financing activities of $0.2 million was driven by cash received from the exercise of warrants and stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange Commission on December 14, 2015.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2015. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

          The information contained in Note 9 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Document Description

10.1	Lease Agreement between Arrowhead Madison Inc. and University Research Park, Incorporated, dated January 8, 2016*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2016

ARROWHEAD RESEARCH CORPORATION

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer