Form 10-K
period 2016-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2016-12-14
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $290 million based upon the closing stock price of issuer’s Common Stock on March 31, 2016. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 12, 2016, 74,173,484 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation formerly known as Arrowhead Research Corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”) and Ablaris Therapeutics, Inc. (“Ablaris”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

ITEM 1.	BUSINESS

Description of Business

Arrowhead develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing.

Pre-clinical Stage Drug Candidates

•	Subcutaneous:
•

ARO-HBV is being developed to treat chronic hepatitis B virus infection by reducing the expression and release of new viral particles and key viral proteins with the goal of achieving a functional cure.

•

ARO-AAT is being developed to treat liver disease associated with alpha-1 antitrypsin deficiency (AATD), a rare genetic disease that can severely damage the liver and lungs of affected individuals. The goal of treatment with ARO- AAT is to reduce the production of the mutant Z-AAT protein to prevent and potentially reverse accumulation-related liver injury and fibrosis.

•

ARO-LPA is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen, Inc. (“Amgen”) acquired a worldwide, exclusive license in September 2016 to develop and commercialize ARO-LPA.

•	ARO-AMG1 is being developed against an undisclosed genetically validated cardiovascular target under a license and collaboration agreement with Amgen.
•

ARO-F12 is in preclinical development as a potential treatment for factor 12 (F12) mediated diseases such as hereditary angioedema (HAE) and thromboembolic disorders. Factor 12 initiates the intrinsic coagulation pathway, and reducing its production using Arrowhead’s RNAi technology may present opportunities in both disease areas.

•	Extra-Hepatic:
•

ARO-HIF2 is being developed as a new drug candidate for the treatment of clear cell renal cell carcinoma (ccRCC). ARO-HIF2 is designed to inhibit the production of HIF-2α, which has been linked to tumor progression and metastasis in ccRCC. Arrowhead believes it is an attractive target for intervention because over 90% of ccRCC tumors express a mutant form of the Von Hippel-Landau protein that is unable to degrade HIF-2α, leading to its accumulation during tumor hypoxia and promoting tumor growth.  ARO-HIF2 is Arrowhead’s first drug candidate using a new delivery vehicle designed to target tissues outside of the liver.

Recent Events

Arrowhead made announcements throughout fiscal 2016 discussing progress towards the company’s goals as well as key developments. The following are highlights of those developments:

•	Discontinued development of ARC-520, ARC-521 and ARC-AAT in November 2016
•

The Company announced that it would be discontinuing these clinical programs, which utilized the intravenously administered DPCiv, or EX1, delivery vehicle, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems.

•	The decision to discontinue development of EX1-containing programs was based primarily on two factors.
▪

During ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates exploring doses of EX1 higher than those planned to be used in humans.

▪	The Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs.
•

Because of the discontinuation of its existing clinical programs, the Company also reduced its workforce by approximately 30%, while maintaining resources necessary to support current and potential partner-based programs and the Company’s pipeline.

•	Entered into two collaboration and license agreements with Amgen, Inc. (“Amgen”)
•	Total deal value of up to $673.5 million
•	Arrowhead received $56.5 million upfront:
▪	$35 million in upfront cash payments, $21.5 million equity investment
•	Up to low double-digit royalties for ARO-LPA and single-digit royalties for the undisclosed target, ARO- AMG1
•	Amgen receives:
▪	Exclusive license to ARO-LPA program
▪	Option for an additional candidate against an undisclosed target, ARO-AMG1
•	Amgen will be wholly responsible for funding and conducting all clinical development and commercialization
•	Continued progress on preclinical candidates including ARO-HBV, ARO-AAT, ARO-F12, ARO-LPA and ARO-HIF2
•	Regarding ARO-F12 and ARO-LPA:
▪	Presented preclinical data at the American Heart Association’s Scientific Sessions 2016 for two development programs using Arrowhead’s proprietary subcutaneous delivery platform:
▪	RNAi triggers against Factor 12 (F12) showed dose dependent reductions in serum F12
▪	A statistically significant reduction (p=0.002) in thrombus weight was observed at greater than 95% F12 knockdown in a rat arterio-venous shunt model

▪	There was no increased bleeding risk in ARO- F12-treated mice, even with greater than 99% knockdown of F12 levels
▪	RNAi triggers against Lipoprotein (a) [Lp(a)] led to greater than 98% maximum knockdown after a single 3 mg/kg SQ dose in Transgenic mice
▪	In an atherosclerosis model, data suggest that RNAi triggers can be effectively delivered to a fatty liver using the subcutaneous delivery platform
•	Regarding ARO-HIF2
▪	Presented preclinical data showing that ARO-HIF2 inhibited renal cell carcinoma growth and promoted tumor cell death in its preclinical studies.
•	Strengthened the Company’s balance sheet with August 2016 private offering and Amgen agreement upfronts
•	In August 2016, the Company sold 7.6 million shares of Common Stock to certain institutional investors and received net proceeds of approximately $43.2 million.
•

As part of the collaboration and license agreements as well as a Common Stock Purchase Agreement with Amgen, $14 million of the total $56.5 million upfront cash payments and equity investments were received in September 2016, and the remaining $42.5 million was received in November 2016.

•	Continued progress of on former drug candidates prior to the discontinuations
•	Presented preclinical and clinical data on former drug candidate ARC-AAT at the Liver Meeting
•	In a first-in-human clinical study, ARC-AAT was well tolerated and induced deep and durable reduction of the target AAT protein
•	The preclinical data suggest a possible improvement of liver health and arrest of further damage from treatment with ARC-AAT
•	Advanced former drug candidate ARC-521 into a Phase 1/2 study
•	Conducted multiple dose and combination studies of former drug candidate ARC-520

Acquisition of Roche and Novartis RNAi assets

The last five years have brought substantial change to Arrowhead’s research and development (R&D) capabilities and strategy. We are now an integrated RNAi therapeutics company, developing novel drugs that silence disease-causing genes based on our broad RNAi technology platform.

The most significant step in this transition was our 2011 acquisition of the RNAi therapeutics business of Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). Roche built this business unit in a manner that only a large pharmaceutical company is capable of: backed by expansive capital resources, Roche systematically acquired technologies, licensed expansive intellectual property rights, attracted leading scientists, and developed new technologies internally. At a time when the markets were questioning whether RNAi could become a viable therapeutic modality, we saw great promise in the technology broadly and the quality of what Roche built specifically. The acquisition provided us with two primary sources of value:

•	Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, UNA, meroduplex, and dicer substrate structures; and
•	A large team of scientists experienced in RNAi and oligonucleotide delivery.

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

We see the Roche and Novartis acquisitions as a powerful combination of intellectual property, R&D infrastructure, and RNAi delivery experts. We believe we are the only company with access to all primary RNAi-trigger structures now including additional novel structures discovered by Novartis. This enables us to optimize our drug candidates on a target-by-target basis and use the structure and modifications that yield the most potent RNAi trigger. Our R&D team and facility enable rapid innovation and drive to the clinic.

RNA Interference & the Benefits of RNAi Therapeutics

RNA interference (RNAi) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. RNAi-based therapeutics may leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.

Figure 1: Mechanism of RNA interference

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

Pipeline Overview

Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, characterized by the overproduction of one or more proteins. The depth and versatility of our RNAi technologies enable us to address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise druggable by small molecules and biologics. Our preclinical pipeline of RNAi therapeutics includes both subcutaneously administered liver-targeted candidates and extra-hepatic candidates.

Internal Programs

Hepatitis B Virus Infection

We see the need for a next generation HBV treatment with a finite treatment period and an attractive dosing regimen, and that can be used at earlier stages of disease. We believe a novel therapeutic approach that can effectively treat or provide a functional cure (seroclearance of HBsAg and with or without development of excess patient antibodies against HBsAg) has the potential to take significant market share and may expand the available market to include patients that are currently untreated.

Chronic Hepatitis B Virus

According to the World Health Organization, 240 million people worldwide are chronically infected with hepatitis B virus, of which 500,000 to 1,000,000 people die each year from HBV-related liver disease. Chronic HBV infection is defined by the presence of hepatitis B surface antigen (HBsAg) for more than six months. In the immune tolerant phase of chronic infection, which can last for many years, the infected person typically produces very high levels of viral DNA and viral antigens. However, the infection is not cytotoxic and the carrier may have no symptoms of illness. Over time, the ongoing production of viral antigens causes inflammation and necrosis, leading to elevation of liver enzymes such as alanine and aspartate transaminases, hepatitis, fibrosis, and liver cancer (hepatocellular carcinoma, or HCC). If untreated, as many as 25% to 40% of chronic HBV carriers ultimately develop cirrhosis or HCC. Antiviral therapy is generally prescribed when liver enzymes become elevated.

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

ARO-HBV

ARO-HBV is an RNAi therapeutic candidate for the treatment of chronic hepatitis B infection with the goal of achieving a functional cure. This is a next-generation subcutaneously administered compound that follows previous generation HBV compounds ARC-520 and ARC-521, which were in Phase 2b and Phase 1/2 studies respectively when development was discontinued in November 2016.

Goal of ARO-HBV Treatment

ARO-HBV is designed to silence the production of all HBV gene products with the goal of achieving a functional cure. The siRNAs target multiple components of HBV production including the pregenomic RNA that would be reverse transcribed to generate the viral DNA. The siRNAs intervene at the mRNA level, upstream of where NUCs act, and target the mRNAs that produce HBsAg proteins, the viral polymerase, the core protein that forms the capsid, the pre-genomic RNA, the HBeAg, and the hepatitis B X antigen (HBxAg). NUCs are effective at reducing production of viral particles, but are ineffective at controlling production of HBsAg and other HBV gene products. Arrowhead believes that a reduction in the production of HBsAg and other proteins that NUCs are ineffective at controlling is necessary to effective HBV therapy, because those proteins are thought to be major contributors to repression of the immune system and the persistence of liver disease secondary to HBV infection.

Figure 1: Chronic HBV mechanism untreated

Figure 2: Mechanism of action NUCs

Figure 3: Mechanism of action ARO-HBV

Alpha-1 Antitrypsin Deficiency (AATD)

AATD is a genetic disorder associated with liver disease in children and adults, and pulmonary disease in adults. AAT is a circulating glycoprotein protease inhibitor that is primarily synthesized and secreted by liver hepatocytes. Its physiologic function is the inhibition of neutrophil proteases to protect healthy tissues during inflammation and prevent tissue damage. The most common disease variant, the Z mutant, has a single amino acid substitution that results in improper folding of the protein.  The mutant protein cannot be effectively secreted and accumulates in globules in the hepatocytes. This triggers continuous hepatocyte injury, leading to fibrosis, cirrhosis, and increased risk of hepatocellular carcinoma.

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

ARO-AAT

Arrowhead is developing a therapeutic candidate (ARO-AAT) for the treatment of liver disease associated with AATD. ARO-AAT is designed to knock down the Alpha-1 antitrypsin (AAT) gene transcript and reduce the hepatic production of the mutant AAT protein. This is a next-generation subcutaneously administered compound that follows previous generation AAT compound ARC-AAT, which was in a Phase 2 study when development was discontinued in November 2016.

Goal of ARO-AAT Treatment

The goal of treatment with ARO-AAT is prevention and potential reversal of Z-AAT accumulation-related liver injury and fibrosis. Reduction of inflammatory Z-AAT protein, which has been clearly defined as the cause of progressive liver disease in AATD patients, is important as it is expected to halt the progression of liver disease and allow fibrotic tissue repair.

The Alpha-1 Project

Arrowhead has an agreement with The Alpha-1 Project (TAP), the venture philanthropy subsidiary of the Alpha-1 Foundation. TAP’s mission is to support organizations in pursuit of cures and therapies for lung and liver disease caused by AATD. Under the terms of the agreement, TAP has partially funded development of ARO-AAT. In addition to the funding, TAP will make its scientific advisors available to Arrowhead, assist with patient recruitment for clinical trials with its Alpha-1 Foundation Patient Research Registry, and engage in other collaborative efforts that support development of ARO-AAT.

ARO-F12

ARO-F12 is an RNAi-based therapeutic designed to reduce the production of factor 12 with the goal of providing a prophylactic treatment for hereditary angioedema (HAE) and thromboembolic diseases. Arrowhead is conducting relevant disease models and is considering other potential studies to support advancement of ARO-F12 into clinical trials.

ARO-HIF2

ARO-HIF2 is an RNAi-based therapeutic designed to reduce the production of hypoxia-inducible factor 2α (HIF-2α) to treat clear cell renal cell carcinoma. It is the first drug candidate using a new delivery vehicle designed to target tissues outside of the liver.

Partner-based Programs

ARO-LPA and ARO-AMG1

ARO-LPA is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen acquired a worldwide, exclusive license in September 2016 to develop and commercialize ARO-LPA.

ARO-AMG1 is being developed against an undisclosed genetically-validated cardiovascular target under a license and collaboration agreement with Amgen.

    Under the terms of the agreements taken together for ARO-LPA  and ARO-AMG1, the Company will receive $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and the Company is eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA agreement.

Intellectual Property and Key Agreements

The Company controls approximately 359 issued patents (including 70 for DPCs; 23 for hydrodynamic gene delivery; 23 for pH labile molecules; 6 for protease cleavable molecules; 7 for polyampholyte; (expired) 18 for delivery polymers; 163 for RNAi trigger molecules; 4 for targeting molecules; 1 for liver expression vector; and 29 for Homing Peptides), including European validations, and 256 patent applications (117 applications in 22 families for DPC-related technologies (includes conjugates, polymers, linkages, etc);  135 applications in 28 families for RNAi trigger targets; and 8 for Homing Peptides). The pending applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns patents directed to RNAi triggers targeted to reduce expression of hepatitis B viral proteins as well the RRM2 gene.

Patent Group	Estimated Year of Expiration
RNAi Triggers
Patents directed to HBV RNAi triggers	2032, 2036
Patent directed to RRM2 RNAi triggers	2031
HIF2α	2034, 2036
AAT	2035
Factor 12	2036, 2037
LPA	2036
Patents directed to α-ENaC	2028
Patents directed to β-ENaC	2031
β-Catenin	2033
KRAS	2033
Patents directed to HSF1	2030, 2032
APOC3	2035
Patents directed to Cx43	2029
Patents directed to HIF1A	2026
Patents directed to FRP-1	2026
Patents directed to HCV	2023
Patents directed to PDtype4	2026
Patents directed to PI4Kinase	2028
Patents directed to HRH1	2027
Patents directed to SYK	2027
Patents directed to TNF-α	2027, 2028
RNAi agent design (26mer)	2036
RNAi agent design (26mer)	2037
RNAi agent design (5′-cyclo-phosphonate)	2037

Dynamic Polyconjugates

The DPC-related patents have issued in the United States, Australia, Canada, Europe, France, Germany, Italy, Spain, Switzerland, United Kingdom, India, Japan, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year of Expiration
Dynamic Polyconjugates (DPC)
Dynamic Polyconjugates	2027
Dynamic Polyconjugates – second iteration	2031
Membrane Active Polymers	2027
Membrane Active Polymers – Additional Iterations	2024
Membrane Active Polymers – Additional Iterations	2032
Membrane Active Polymers – Additional Iterations	2033
Copolymer Systems	2024
Polynucleotide-Polymer Composition	2024
ARC-520 Polymer	2031
ACR-520 manufacture	2037
ARC-521 Composition	2036
Masking Chemistry	2031
Masking Chemistry	2032
Masking Chemistry	2036
Polyampholyte Delivery	2017
pH Labile Molecules	2020
Endosomolytic Polymers	2020
Targeting groups (Gal trimer-PK)	2031
Targeting groups (αvβ3 integrin)	2035
Targeting groups (αvβ6 integrin)	2037
Targeting groups (GalNAc trimer)	2037
Hydrodynamic delivery
Second iteration	2020
Third iteration	2024

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

Non-Exclusively Licensed Patent Rights obtained from Roche

Roche and the Company entered into a Stock and Asset Purchase Agreement on October 21, 2011, pursuant to which Roche assigned to Arrowhead its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (the “COH License”) (Collectively the “RNAi Licenses”). The RNAi Licenses provide the Company with non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing rights and the right to sublicense a broad portfolio of intellectual property relating to the discovery, development, manufacture, characterization, and use of therapeutic products that function through the mechanism of RNA interference for specified targets.

Terms of the 2007 Alnylam License

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

Under the Alnylam License, we may be obligated to pay development and sales milestone payments of up to the mid to upper double-digit millions of dollars for each licensed product that progresses through clinical trials in a particular indication, receives marketing approval for that indication and is the subject of a first commercial sale. Additionally, we may be obligated to pay mid to high single-digit percentage royalties on sales of such products.

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

Thomas Tuschl is the first named inventor on “Tuschl I” and “Tuschl II.”  “Tuschl I” patents refers to the patents arising from the patent application entitled “The Uses of 21-23 Sequence-Specific Mediators of Double-Stranded RNA Interference as a Tool to Study Gene Function and as a Gene-Specific Therapeutic.”  “Tuschl II” patents refer to the patents and patent applications arising from the patent application entitled “RNA Interference Mediating Small RNA Molecules.” “City of Hope” is the first named assignee of certain core RNAi trigger patents.  The second named assignee of these patents is Integrated DNA Technologies, Inc. Kreutzer-Limmer patents refer to the Alnylam patents and patent applications, relating to core siRNA IP, which includes inventors Roland Kreutzer and Stefan Limmer.

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

2012 License from Alnylam

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

Under the license from Alnylam, we may be obligated to pay development and sales milestone payments of up to the low double-digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale. Additionally, we may be obligated to pay low single-digit percentage royalties on sales of such products.

2012 License to Alnylam

In consideration for the licenses from Alnylam, in January 2012 we granted Alnylam a worldwide non-exclusive, sublicensable royalty bearing license under our broad and target-specific DPC intellectual property rights to research, develop and commercialize RNAi-based products against a single undisclosed target in combination with DPC technology. Under the license to Alnylam, Alnylam may be obligated to pay us development and sales milestone payments of up to the low double digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale.  Additionally, Alnylam may be obligated to pay us low single digit percentage royalties on sales of such products.

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

Cardiovascular Collaboration and License Agreements with Amgen

      On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen will receive an option to a worldwide, exclusive license for an RNAi therapy for ARO-AMG1, an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License, Amgen will receive a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen will be wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company will receive $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA agreement.

Research and Development Facility

Arrowhead’s research and development operations are located in Madison, Wisconsin. Substantially all of the Company’s assets are located either in this facility or in our corporate headquarters in Pasadena. A summary of our research and development resources is provided below:

•	Approximately 60 scientists currently;
•	State-of-the-art laboratories consisting of 61,000 total sq. ft.;
•	Complete small animal facility;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for metabolic, viral, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR, clinical chemistry analytics.

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in discovering, developing and testing our clinical and preclinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of contract research organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as good laboratory practice (“GLP”) toxicology studies necessary to support clinical trials, both of which are outsourced to cGMP-compliant manufacturers and GLP-compliant laboratories. Total research and development expense for fiscal 2016 was $41.5 million, a decrease from $47.3 million in 2015 and an increase from $23.1 million in 2014.

At September 30, 2016, we employed approximately 94 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. Due to the discontinuation of our clinical candidates in November 2016, we reduced our R&D workforce and currently employ approximately 77 employees in an R&D function. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses for our R&D activities were $13.9 million in fiscal 2016, $11.6 million in fiscal 2015, and $7.8 million in fiscal 2014.  Laboratory supplies including animal-related costs for in-vivo studies were $4.3 million, $3.1 million, and $2.3 million in fiscal 2016, 2015, and 2014, respectively.

Costs related to manufacture of clinical supplies, GLP toxicology studies and other outsourced lab studies, as well as clinical trial costs were $32.6 million, $41.8 million, and $18.8 million in fiscal 2016, 2015, and 2014, respectively.

Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $1.3 million, $1.0 million, and $0.9 million in fiscal 2016, 2015, and 2014, respectively. Other research and development expenses were $3.2 million, $1.4 million, and $1.2 million in fiscal 2016, 2015 and 2014, respectively. These expenses are primarily related to milestone payments, which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.

Government Regulation

Government authorities in the United States, at the federal, state, and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products.  All of our foreseeable product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.4 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,450 per product and $585,200 per establishment. These fees are typically increased annually.

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

Certain Financial Information

The financial information required in this Item 1 is included in Part II, Item 6 and Part IV, Item 15 of this Annual Report Form 10-K.

Corporate Information

Arrowhead was originally incorporated in South Dakota in 1989, and was reincorporated in Delaware in 2000. In April 2016, Arrowhead changed its name form Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400. We also operate a research and development facility in Madison, Wisconsin. As of September 30, 2016, Arrowhead had 113 full-time employees.

Investor Information

Our website address is http://www.arrowheadpharmaceuticals.com  Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website.

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

For example, the positive pre-clinical results in animals for our pre-clinical programs may not be replicated in human clinical studies. These programs may be also found to be unsafe in humans, particularly at higher doses needed to achieve the desired levels of efficacy. Also, the positive safety results from single dose human clinical studies may not be replicated in other human studies, including multiple dose studies. Clinical and pre-clinical study results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the recruitment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate and shorten the time that an approved product may be protected by patents. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.

There are substantial risks inherent in attempting to commercialize new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

Our research and development efforts involve therapeutics based on RNA interference and our delivery systems, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not proven.  For instance, the theory that knockdown of S-antigen in chronic hepatitis B patients will result in a functional cure is unproven.  Similarly, the reduction of the production of mutant alpha-1 antitrypsin in the liver may not lead to a reduction of globules in the liver, and even if it leads to a reduction in such globules, this may not lead to other beneficial hepatic changes.  It is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement.  Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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

●	Execute product development activities using unproven technologies;

●	Build, maintain, and protect a strong intellectual property portfolio;

●	Demonstrate safety and efficacy of our drug candidates in multiple human clinical studies;

●	Receive FDA approval and approval from similar foreign regulatory bodies;
●	Gain market acceptance for the development and commercialization of any drugs we develop;

●	Ensure our products are reimbursed by commercial and/or government payors at a rate that permits commercial viability;
●	Develop and maintain successful strategic relationships with suppliers, distributors, and commercial licensing partners; and

●	Manage our spending and cash requirements as our expenses will increase in the near term if we add programs and additional preclinical and clinical trials.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop products, raise capital, expand our business or continue our operations.

We may be unable to attract additional revenue-generating collaborations with other pharmaceutical and biotech companies to advance our drug candidates.

During fiscal year 2016, we entered into two collaboration and license agreements with Amgen.  Our business strategy includes obtaining additional collaborations with other pharmaceutical and biotech companies to support the development of our therapeutic siRNA and other drug candidates. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we are unable to enter into any of these agreements on commercially attractive terms, we may be unable to develop certain programs due to a limited availability of resources, and we may need to raise additional capital, which could be dilutive to our existing investors.

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

We have incurred net losses since our inception, including net losses of $81.7 million for the year ended September 30, 2016. We expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability.

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

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of our company and our partners, and potential licensing or partnering transactions, we will likely need to raise additional capital to:

●	Fund research and development infrastructure and activities relating to the development of our drug candidates, including pre-clinical and clinical trials and manufacturing to support these efforts;

●	Fund our general and administrative infrastructure and activities;

●	Pursue business development opportunities for our technologies;

●	Add to and protect our intellectual property; and

●	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

•	The scope, duration, and expenditures associated with our research and development;

•	Regulatory requirements for our clinical trials;

•	The extent to which our R&D and clinical efforts are successful;

•	The outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;

•	Competing technological developments;

•	Our intellectual property positions, if any, in our products; and

•	The regulatory approval process and regulatory standards for our drug candidates.

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

We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist, or does not exist on acceptable terms. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors.

We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.

We have limited manufacturing capabilities and experience. Our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards.  There are a limited number of manufacturers that supply synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

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

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our the development of our products may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third parties to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs and delays to us.

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

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Risks related to clinical development and regulatory approval of our product candidates

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

The product candidates we currently have under development will require significant development, pre-clinical and clinical testing and investment of significant funds to gain regulatory approval before they can be commercialized. Some of our product candidates, if approved, will require the completion of post-market studies. There can be no assurance that any of our products will be further developed and approved. The process of completing clinical testing and obtaining required approvals will take a number of years and require the use of substantial resources. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals for any or all of our products, we will not be able to market such product and our operations may be adversely affected.

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

It may take us longer than we project to complete clinical trials, and we may not be able to complete them at all.

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

At the time drugs are approved for commercialization, they are given a “product label” from the FDA or other regulatory body. In most countries this label sets forth the approved indication for marketing, and identifies potential safety concerns for prescribing physicians and patients.  While we intend to seek as broad a product label as possible for our product candidates, we may receive a narrower label than is expected by either us or third parties, such as stockholders and securities analysts. For example, any approved products may only be indicated to treat refractory patients (i.e., those who have failed some other first-line therapy). Similarly, it is possible that only a specific sub-set of patients safely responds to one or more of our drug candidates. As a result, our product candidates, even if successful in clinical trials, could be approved only for a subset of patients.  Additionally, safety considerations may result in contraindications that could further limit the scope of an approved product label.  Any of these or other safety and efficacy considerations could limit the commercial opportunity for our product candidates.

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

Although we have obtained an orphan designation in the treatment of alpha-1 antitrypsin deficiency, the designation may not be applicable to any alpha-1 antitrypsin deficiency product we might get approved and that product may not be the first product to receive approval for that indication.  Under the Orphan Drug Act, the first product with an orphan designation receives market exclusivity, which prohibits FDA from approving the “same” drug for the same indication.  The FDA has stated that drugs can be the “same” even when they are not identical, but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs.  It is possible that another RNAi drug could be approved for the treatment of alpha-1 antitrypsin deficiency before ARO-AAT, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that ARO-AAT is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

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

Because the intellectual property landscape in the fields in which we participate is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. However, we are currently aware of certain patent rights held by third parties that, if found to be valid and enforceable, could be alleged to render one or more of our drug candidates infringing. If a claim should be brought and is successful, we may be required to pay substantial damages, be forced to abandon any affected drug candidates and/or seek a license from the patent holder. In addition, any patent infringement claims brought against us, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. We cannot be certain that patents owned or licensed by us will not be challenged, potentially successfully, by others.

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

     Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. The following serves as a summary of share issuance activity during the fiscal year ended September 30, 2016:

•	7,627,119 shares of Common Stock issued in an equity financing in August 2016 that generated $43.2 million of net proceeds to the Company;

•	1,256,983 shares of Common Stock to Amgen, Inc. pursuant to the Common Stock Purchase Agreement executed with Amgen in September 2016;

•	1,317,906 shares of Common Stock pursuant to the exercise of stock options, warrants and exchange rights and the vesting of restricted stock units;

     As of September 30, 2016, we had 69,746,685 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

Our Common Stock price has fluctuated significantly over the last several years and may continue to do so in the future, without regard to our results of operations and prospects.

Because we are early in the stage of our drug development, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will continue to fluctuate significantly. We may not generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

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

Although our Common Stock is listed for trading on the NASDAQ Global Select Market, at various times our securities are relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of our stock. For example, mandatory sales of our Common Stock by institutional holders could be triggered if an investment in our Common Stock no longer satisfies their investment standards and guidelines. It may be difficult to sell shares of our Common Stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2016.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	8,500 sq. ft.	$26,000	Corp. Headqtrs.	July 31, 2019	7 years
Madison, Wisconsin	27,000 sq. ft.	$83,000	Former Research Facility	October 31, 2016	8 years
Madison, Wisconsin	60,000 sq. ft.	$132,000	New Research Facility	September 30, 2026	10 years
Middleton, Wisconsin	2,900 sq. ft	$18,000	Auxiliary Research Facility	December 31, 2016	1.5 years

ITEM 3.	LEGAL PROCEEDINGS

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

	Fiscal Year Ended September 30,
	2016		2015
	High	Low	High	Low
1st Quarter	$6.45	$4.83	$14.80	$4.95
2nd Quarter	6.05	3.07	9.33	6.01
3rd Quarter	6.55	4.68	8.90	5.99
4th Quarter	8.22	5.29	9.36	4.35

Shares Outstanding

At December 12, 2016, 74,173,484 shares of the Company’s Common Stock were issued and outstanding, and were owned by 140 stockholders of record, based on information provided by the Company’s transfer agent.

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

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the years ended September 30, 2016, 2015 and 2014.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We selected the NASDAQ Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2011, in each of our Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, with investment weighted on the basis of market capitalization.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this

Form 10-K and in previously filed annual reports on Form 10-K of Arrowhead Pharmaceuticals, Inc.

	Year Ended September
	2016	2015	2014	2013	2012
OPERATING SUMMARY
REVENUE	$158,333	$382,000	$175,000	$290,266	$146,875
OPERATING EXPENSES
Research and development	41,454,452	47,267,361	23,138,050	8,705,627	5,391,463
Acquired in-process research and development	-	10,142,786	-	-	-
Salaries and payroll-related costs	19,461,656	16,554,008	12,829,355	6,667,669	6,414,921
General and administrative expenses	9,940,737	7,931,184	5,894,008	3,488,864	6,439,323
Stock-based compensation	11,595,816	10,232,897	5,696,173	1,536,271	1,241,404
Depreciation and amortization	3,260,045	2,336,207	1,345,655	1,751,412	1,748,975
Impairment expense	2,050,817	-	2,172,387	1,308,047	-
Contingent consideration - fair value adjustments	(5,862,464)	1,891,533	2,375,658	1,421,652	-
TOTAL OPERATING EXPENSES (a)	81,901,059	96,355,976	53,451,286	24,879,542	21,236,086
OPERATING LOSS	(81,742,726)	(95,973,976)	(53,276,286)	(24,589,276)	(21,089,211)
LOSS FROM CONTINUING OPERATIONS	(81,723,002)	(91,940,882)	(58,725,412)	(31,703,079)	(22,110,643)
Income (loss) from discontinued operations	-	-	-	(354)	(80)
NET LOSS	(81,723,002)	(91,940,882)	(58,725,412)	(31,703,433)	(22,110,723)
Net (gain) loss attributable to non-controlling interests	-	-	95,222	560,144	984,795
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(81,723,002)	$(91,940,882)	$(58,630,190)	$(31,143,289)	$(21,125,928)
EARNINGS PER SHARE (BASIC AND DILUTED):
Net Income (Loss) attributable to Arrowhead common shareholders	$(1.34)	$(1.60)	$(1.25)	$(1.30)	$(1.90)

Weighted average shares outstanding – basic and diluted	61,050,880	57,358,442	46,933,030	24,002,224	11,129,766

CASH DIVDEND PAID PER COMMON SHARE	$-	$-	$-	$-	$-
	September 30,
	2016	2015	2014	2013	2012
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	$85,366,448	$81,214,354	$132,510,610	$19,114,444	$3,377,288
SHORT- AND LONG-TERM INVESTMENTS (c)	-	17,539,902	44,741,378	10,732,414	106,500
TOTAL ASSETS (b)	128,176,505	132,267,914	182,816,756	37,329,631	16,527,818
CAPITAL LEASE OBLIGATIONS	-	758,340	972,331	1,282,458	1,497,259
OTHER LONG-TERM OBLIGATIONS	7,508,452	6,204,917	4,226,137	1,808,709	1,108,563

(a)

The decrease in our Total Operating Expenses during the year ended September 30, 2016 is primarily due to a one-time $10.1 million expense related to the acquisition of in-process research and development from the Novartis asset acquisition in March 2015.  We also had a $5.8 million reduction in our contingent consideration obligation associated with our acquisition of the Roche RNAi business.  This was driven by the Company’s decision to discontinue its clinical trial candidates: ARC-520, ARC-AAT and ARC-521.  Lastly, the decrease in research and development expenses is primarily due to reduced expenses associated with the drug manufacturing campaign to support our Phase 2 studies for ARC-520.  We expect research and development expenses to decrease in the near term with the discontinuation of our clinical candidates; however, as our preclinical candidates progress, these expenses could increase.

(b)

The Company’s Cash and Cash Equivalents and Total Assets remained relatively consistent as of September 30, 2016 as compared to September 30, 2015.  This was due to an equity financing in August 2016 which yielded net proceeds of $43.2 million to the Company, and $14 million of upfront payments and equity investments from the Company’s Collaboration and License Agreements and Common Stock Purchase Agreement with Amgen in September 2016.  These inflows offset cash outflows for operating expenses.

(c)	The Company’s Short and Long-Term Investments all matured during the year ended September 30, 2016, and the Company had not reinvested any of its cash balances as of that date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation formerly known as Arrowhead Research Corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”) and Ablaris Therapeutics, Inc. (“Ablaris”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Pharmaceuticals, Inc. develops novel drugs to treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (RNAi) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing.  The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-F12 for hereditary angioedema and thromboembolic disorders, ARO-HIF2 for renal cell carcinoma, and ARO-AMG1 for an undisclosed genetically validate cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  ARO-LPA for cardiovascular disease was recently out-licensed to Amgen.

In April 2016, the Company changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc., to better reflect the Company’s focus on advancing products through clinical development to bring innovative new medicines to patients.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

    During fiscal year 2016, the Company continued to develop its clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these discontinued clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.  Because of the discontinuation of its existing clinical programs, the Company has also reduced its workforce by approximately 30%, while maintaining resources necessary to support current and potential future partner-based programs and the Company’s pipeline.

       The Company also continued progressing with its preclinical candidates including ARO-F12, ARO-HIF2 and ARO-LPA.  The Company’s most significant development for its preclinical candidates was for ARO-LPA.  On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen. Under one of the license agreements (the “First Collaboration and License Agreement”), Amgen will receive an option to a worldwide, exclusive license for an RNAi therapy for ARO-AMG1, an undisclosed genetically validated cardiovascular target. Under the other license agreement (the “Second Collaboration and License Agreement”), Amgen will receive a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen will be wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company will receive $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and up to $617 million in option paymentsand development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA agreement.  Regarding ARO-F12, in November 2016, the Company presented data showing that its developed triggers gave greater than 95% reduction of serum F12 levels after a single subcutaneous administration with no increased bleeding risk in its preclinical studies.  This data illustrates the Company’s advancements in its subcutaneous delivery systems.  The Company is conducting relevant disease models and is considering other potential studies to support advancement of ARO-F12 into clinical trials.   Regarding ARO-HIF2, in April 2016,  the Company presented data showing that ARO-HIF2 inhibited renal cell carcinoma growth and promoted tumor cell death in its preclinical studies.  ARO-HIF2 is the Company’s first RNAi therapeutic to target tissues outside the liver.

In January 2016, the Company entered into a new lease for a Madison, Wisconsin research facility.  The 10-year lease is for approximately 60,000 square feet of office and laboratory space located at 502 South Rosa Road, Madison, Wisconsin. This lease will replace the Company’s current research facility office lease as of September 30, 2016, also with University Research Park, Inc., for the facility located at 465 Science Drive, Madison Wisconsin.  The larger facility is designed to accommodate increased research and development space needed for the Company’s pipeline of current and future drug candidates.  The initial term of the lease commenced on January 1, 2016, with occupancy occurring in October 2016. The lease payments and payments against a note payable for a tenant improvement allowance, which began on October 1, 2016, will total approximately $15.2 million over the initial 10-year term.  We also estimate payments for our pro rata share of certain real estate taxes, operating expenses and common area maintenance expenses to be approximately $0.6 million for the first year of the lease, and these payments will continue throughout the initial 10-year term. We have paid or accrued approximately $7.0 million for leasehold improvements as of September 30, 2016, net of tenant improvement allowances, and the work on the facility was substantially completed in October 2016.  The primary tenant improvement allowance of $2.1 million is accounted for as deferred rent and the secondary tenant improvement allowance of $2.7 million is accounted for as a note payable on the Company’s Consolidated Balance Sheet.  Pursuant to the lease, within six months of the expiration of the initial 10-year term, we have the option to extend the lease for up to two additional five-year terms, with certain annual increases in base rent. Additionally, on January 8, 2016, we entered into an amendment to our research facility office lease for property located at 465 Science Drive, Madison, Wisconsin with University Research Park, Inc. to terminate the lease on this property,  effective on October 31, 2016.

Net losses were $81.7 million, $91.9 million and $58.7 million during the years ended September 30, 2016, 2015 and 2014, respectively.  Diluted losses per share were $1.34, $1.60 and $1.25 during the years ended September 30, 2016, 2015 and 2014, respectively.

The Company strengthened its liquidity and financial position through an equity offering completed in August 2016, which generated approximately $43.2 million of net cash proceeds for the Company.  Additionally, the Company received $14 million of the $56.5 million in upfront payments and equity investments from Amgen in September 2016 and received the remaining proceeds in November 2016.  These cash proceeds secured the funding needed to continue to advance our preclinical candidates. The Company had $85.4 million of cash and cash equivalents and $128.2 million of total assets as of September 30, 2016, as compared to $81.2 million and $132.3 million as of September 30, 2015, respectively. Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

The Company may generate revenue from technology licenses, collaborative research and development arrangements, research grants and product sales. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, manufacturing and development services and various milestone and future product royalty or profit-sharing payments.  These agreements are generally referred to as “multiple element arrangements”.

The Company applies the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return for the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value from any undelivered performance obligations and that value can be determined.  The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the fair value of the undelivered performance obligations can be determined, then these obligations would be accounted for separately. If the license is not considered to have standalone value, then the license and other undelivered performance obligations would be accounted for as a single unit of accounting.   In this case, the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation is determined.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement. If the Company cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Under either method, revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as calculated under either method, as of the period ending date. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Many of the Company’s collaboration agreements entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration.  As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, then the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, then the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

Deferred revenue will be classified as part of Current or Long-Term Liabilities in the accompanying Consolidated Balance Sheets based on the Company’s estimate of the portion of the performance obligations regarding that revenue will be completed within the next 12 months divided by the total performance period estimate. This estimate is based on the Company’s current operating plan and, if the Company’s operating plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

Collaboration and License Agreements – Amgen, Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen. Under the Second Collaboration and License Agreement, Amgen will receive a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the First Collaboration and License Agreement, Amgen will receive an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen will be wholly responsible for clinical development and commercialization.

Under the Common Stock Purchase Agreement, the Company sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share, which represents the 30-day volume-weighted average price of the Common Stock on the NASDAQ stock market over the 30 trading days preceding execution. The Common Stock was delivered in two closings per the terms of the agreement. The first tranche of 1,256,983 shares of Common Stock was issued on September 29, 2016, and the Company received proceeds of approximately $9 million.  The second tranche of 1,745,810 shares was subject to Hart-Scott-Rodino clearance which was reached on November 18, 2016.  The Company received proceeds of approximately $12.5 million from this tranche of shares. Subject to Amgen’s exercise of the Option, as defined in the First Collaboration and License Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

Under the terms of the agreements taken together, the Company will receive $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the First Collaboration and License Agreement and up to low double-digit royalties for sales of products under the Second Collaboration and License Agreement.

Under the terms of the First Collaboration and License Agreement, the Company is granting a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the First Collaboration and License Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable, as defined in the agreement, is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  It has been initially recorded as deferred revenue in the Company’s Consolidated Balance Sheets, and will be amortized over the period discussed above.

Under the terms of the Second Collaboration and License Agreement, the Company is granting a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the Second Collaboration and License Agreement include the license and the oversight of certain of the development and manufacturing activities.

The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable.  The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  It will be initially recorded as deferred revenue and amortized over the period discussed above.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Year ended September 30,
	2016	2015	2014
Revenue	$158,333	$382,000	$175,000
Operating Loss	(81,742,726)	(95,973,976)	(53,276,286)
Loss from Continuing Operations	(81,723,002)	(91,940,882)	(58,725,412)
Net Loss	(81,723,002)	(91,940,882)	(58,725,412)
Earnings per Share (Basic and Diluted)	$(1.34)	$(1.60)	$(1.25)

The decrease in our operating loss during the year ended September 30, 2016 is primarily due to a one-time $10.1 million expense related to the acquisition of in-process research and development from the Novartis asset acquisition in March 2015.  We also had a $5.8 million reduction in our contingent consideration obligation associated with our acquisition of the Roche RNAi business.  This was driven by the Company’s decision to discontinue its clinical trial candidates: ARC-520, ARC-AAT and ARC-521.  Lastly, the decrease in research and development expenses is primarily due to reduced expenses associated with the drug manufacturing campaign to support our Phase 2 studies for ARC-520.  We expect research and development expenses to decrease in the near term with the discontinuation of our current clinical candidates, however, as our preclinical candidates progress, these expenses could increase.

Results of Operations Comparison for 2016 and 2015

Revenues

Total revenue was $158,333 for the year ended September 30, 2016 and $382,000 for the year ended September 30, 2015.  Revenue is primarily related to licensed technology.  In addition, the Company had collaboration revenue of $160,000 during the year ended September 30, 2015.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2016 and 2015 are shown in the tables below.

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

(in thousands)

	Twelve Months Ended	% of Expense	Twelve Months Ended	% of Expense	Increase (Decrease)
	September 30, 2016	Category	September 30, 2015	Category	$	%
Laboratory supplies & services	$2,706	7%	$2,531	5%	$175	7%
In vivo studies	1,611	4%	556	1%	1,055	190%
Outside labs & contract services	155	0%	489	1%	(334)	-68%
Toxicity/efficacy studies	7,766	19%	6,572	14%	1,194	18%
Drug manufacturing	9,855	25%	21,431	46%	(11,576)	-54%
Clinical trials	14,800	36%	13,329	28%	1,471	11%
License, royalty & milestones	3,054	6%	1,065	2%	1,989	187%
Facilities and related	1,315	3%	977	2%	338	35%
Other research expenses	192	1%	317	1%	(125)	-39%
Total	$41,454	100%	$47,267	100%	$(5,813)	-12%

Laboratory supplies and services expense increased $175,000 from $2,531,000 during the year ended September 30, 2015 to $2,706,000 during the current period.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its drug candidates.

In vivo studies expense increased $1,055,000 from $556,000 during the year ended September 30, 2015 to $1,611,000 during the current period. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the varying costs of different in vivo testing models.  The expense in both periods relates to studies in connection with the development of new clinical candidates, and the increase in fiscal year 2016 was primarily driven by studies for ARO-LPA before it was licensed to Amgen.

Outside labs and contract services expense decreased $334,000 from $489,000 during the year ended September 30, 2015 to $155,000 during the current period.  The decrease in the current period primarily relates to reduced contracted labor services and more functions being performed in house.

Toxicity/efficacy studies expense increased $1,194,000 from $6,572,000 during the year ended September 30, 2015 to $7,766,000 during the current period.  This category includes IND-enabling toxicology studies, post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase primarily relates to toxicology studies related to ARC-521. We anticipate this expense to decrease in the near term with the discontinuation of our clinical candidates.

Drug manufacturing expense decreased $11,576,000 from $21,431,000 during the year ended September 30, 2015 to $9,855,000 during the current period.  The decrease primarily relates to the substantial completion of our ARC-520 Phase 2b manufacturing campaign during fiscal 2015.  The current period expense primarily relates to manufacturing for ARC-521 clinical trials.  We anticipate this expense to decrease in the near term with the discontinuation of our clinical candidates.

Clinical trials expense increased $1,471,000 from $13,329,000 during the year ended September 30, 2015 to $14,800,000 during the current period.  In both periods, the primary driver of the expenses was related to ARC-520 Phase 2b trials.  We also incurred costs in fiscal 2016 related to our clinical trials for ARC-AAT and ARC-521.  We anticipate this expense to decrease in the near term with the discontinuation of our clinical candidates.

License, royalty and milestones expense increased $1,989,000 from $1,065,000 during the year ended September 30, 2015 to $3,054,000 during the current period.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements and the timing of reaching various development milestones requiring payment.  We reached milestones related to our clinical candidates that required a $3 million payment in fiscal 2016 and a $1 million payment in fiscal 2015.

Facilities expense increased $338,000 from $977,000 during the year ended September 30, 2015 to $1,315,000 during the current period.  The increase relates to rent for our additional research and development facility in Middleton, Wisconsin and increased repairs and maintenance costs for our lab equipment.  We anticipate this expense to increase in the near term due to the lease we entered into for the new research and development facility in Madison, Wisconsin.

Other research expense decreased $125,000 from $317,000 during the year ended September 30, 2015 to $192,000 during the current period.  The decrease in the current period primarily relates to costs associated with a collaboration agreement to identify muscle targeting peptide molecules, for which the Company has been reimbursed from its collaboration partner.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facilities. Salaries and payroll-related expense consists of salaries, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories, based on the primary activities of each employee: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides detail of salary and payroll-related expenses for the periods indicated:

(in thousands)

	Twelve Months		Twelve Months
	Ended	% of	Ended	% of	Increase (Decrease)
	September 30, 2016	Expense Category	September 30, 2015	Expense Category	$	%
R&D - compensation-related	$13,883	71%	$11,605	70%	$2,278	20%
G&A - compensation-related	5,579	29%	4,949	30%	630	13%
Total	$19,462	100%	$16,554	100%	$2,908	18%

R&D compensation expense increased $2,278,000 from $11,605,000 during the year ended September 30, 2015 to $13,883,000 during the current period.  An increase in headcount accounted for the majority of the change in compensation-related expense.  We anticipate this expense to decrease in the near term due to the discontinuation of our clinical candidates and reduction in R&D headcount.

G&A compensation expense increased $630,000 from $4,949,000 during the year ended September 30, 2015 to $5,579,000 during the current period.  Annual merit increases accounted for the majority of the change in compensation-related expense.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve Months Ended	% of Expense	Twelve Months Ended	% of Expense	Increase (Decrease)
	September 30, 2016	Category	September 30, 2015	Category	$
Professional/outside services	$4,201	43%	$3,989	50%	$212	5%
Patent expense	1,529	15%	950	12%	579	61%
Facilities and related	320	3%	308	4%	12	4%
Travel	864	9%	841	11%	23	3%
Business insurance	632	6%	523	7%	109	21%
Communication and Technology	686	7%	691	9%	(5)	-1%
Office expenses	303	3%	270	3%	33	12%
Other	1,406	14%	359	4%	1,047	292%
Total	$9,940	100%	$7,931	100%	$2,009	25%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense increased $212,000 from $3,989,000 during the year ended September 30, 2015 to $4,201,000 during the current period. The increase in professional fees primarily related to higher legal fees related to recent litigation events.  See Note 7 – Commitments and Contingencies for further discussion.

Patent expense increased $579,000 from $950,000 during the year ended September 30, 2015 to $1,529,000 during the current period.  Patent expense costs increased due to additional prosecution requirements associated with new patents acquired through the Novartis asset acquisition.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense was consistent at $308,000 during the year ended September 30, 2015 and $320,000 in the current period.  Facilities expense represents the expense associated with our corporate headquarters in Pasadena.

Travel expense was consistent at $841,000 during the year ended September 30, 2015 and $864,000 during the current period.  Travel expense is incurred to support our R&D function, primarily our GMP manufacturing campaign and our clinical trials, as well as other corporate and business development related travel.  We anticipate this expense to decrease in the near term due to the discontinuation of our clinical candidates and reduction in R&D headcount.

Business insurance expense increased $109,000 from $523,000 during the year ended September 30, 2015 to $632,000 during the current period. Business insurance costs increased primarily due to added coverage related to the Company’s clinical trials, as well as increases in other corporate liability insurance.  We anticipate this expense to decrease in the near term due to the discontinuation of our clinical candidates.

Communication and technology expense was consistent at $691,000 during the year ended September 30, 2015 and $686,000 during the current period. This category covers IT equipment and services for our personnel.

Office expense increased $33,000 from $270,000 during the year ended September 30, 2015 to $303,000 during the current period. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  Conference trainings and seminar expenses were increased in the current period.

Other expense increased $1,047,000 from $359,000 during the year ended September 30, 2015 to $1,406,000 during the current period. The increase in the current period pertains to litigation as discussed in Note 7 – Commitments and Contingencies.  This category also consists primarily of franchise and property tax expenses and marketing.

Acquired in-process research and development – Novartis pre-clinical candidates

Acquired in-process research and development expense related to the Novartis pre-clinical candidates was $10,142,786 for fiscal year 2015 and zero in the current period.  This expense pertains to the acquisition of the Novartis RNAi assets discussed above.  The value of the purchase price allocated to certain preclinical candidates was expensed during the period, while certain patents and a third-party license were capitalized as intangible assets.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, increased $1,362,919 from $10,232,897 during the year ended September 30, 2015 to $11,595,816 during the current period.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the current period was primarily due to certain performance based awards that were deemed probable of achievement during the period.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, increased $923,838 from $2,336,207 during the year ended September 30, 2015 to $3,260,045 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the amortization of the intangible assets acquired in the Novartis RNAi asset acquisition.

Impairment expense

Impairment expense, a noncash expense, was $2,050,817 in the current period and $0 during the year ended September 30, 2015.  During the current period, the Company recognized an impairment expense of $1.1 million related to leasehold improvements at its previous research facility in Madison, Wisconsin.  This amount represented the entire net book value remaining for the leasehold improvements associated with the previous facility, and was recognized during the year ended September 30, 2016 as the Company moved into a larger research facility.  During the current period, the Company also recognized a $0.9 million impairment expense related to acquired in-process research and development assets that were acquired in the acquisition of the Roche RNAi business.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company has assessed the fair value of this indefinite-lived intangible asset to be $0 at September 30, 2016.

Contingent Consideration – Fair Value Adjustments

Contingent Consideration – Fair Value Adjustments decreased $7,753,997 from $1,891,533 during the year ended September 30, 2015 to ($5,862,464) during the current period.  Contingent consideration resulting from the acquisition of Roche’s RNAi business is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company has assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2016.

Other Income / Expense

Other income / expense was income of $4,035,494 during the year ended September 30, 2015 as compared to income of $22,124 during the current period.   The largest component of other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was a reduction of approximately $2.9 million in 2015 and an increase of approximately $0.3 million in the current period. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrant liability.

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

Laboratory supplies and services expense increased $460,000 from $2,071,000 during the year ended September 30, 2014 to $2,531,000 during the year ended September 30, 2015.  The increase in laboratory supplies and services is a result of additional supplies necessary to support increased efforts in pre-clinical research.

In vivo studies expense increased $332,000 from $224,000 during the year ended September 30, 2014 to $556,000 during the year ended September 30, 2015. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the varying costs of different in vivo testing models.  The expense in both periods relates to studies in connection with the development of new clinical candidates.  During fiscal year 2015, the Company expanded its candidate pipeline which resulted in additional studies conducted.

Outside labs and contract services expense decreased $202,000 from $691,000 during the year ended September 30, 2014 to $489,000 during the year ended September 30, 2015.  The decrease during the year ended September 30, 2015 primarily relates to a one-time fee paid during the year ended September 30, 2014 related to access to a certain animal study.

Toxicity/efficacy studies expense increased $266,000 from $6,306,000 during the year ended September 30, 2014 to $6,572,000 during the year ended September 30, 2015.  This category includes IND-enabling toxicology studies, post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The full-year expense primarily relates to IND-enabling toxicology studies related to ARC-AAT, long-term toxicology studies to support later clinical trials, and studies related to ARC-520 to support our phase 2b clinical trial. These amounts can vary quarter to quarter based on stage of development.

Drug manufacturing expense increased $12,289,000 from $9,142,000 during the year ended September 30, 2014 to $21,431,000 during the year ended September 30, 2015.  The expense during the year ended September 30, 2015 primarily relates to drug manufacturing to supply toxicology studies for our ARC-520 Phase 2b clinical trials and clinical supplies for the ARC-520 Phase 2b clinical trial.  The manufacturing campaign for the Phase 2b clinical trial for ARC-520 is largely complete.

Clinical trials expense increased $10,702,000 from $2,627,000 during the year ended September 30, 2014 to $13,329,000 during the year ended September 30, 2015.  The increase is primarily driven by costs incurred in preparation for our phase 2b clinical trial for ARC-520.  We also incurred costs in fiscal 2015 related to our clinical trial for our second clinical candidate ARC-AAT.

License, royalty and milestones expense was consistent at $1,096,000 during the year ended September 30, 2014 and $1,065,000 during the year ended September 30, 2015.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  We reached milestones related to our clinical candidates that required a $1 million payment in each period.

Facilities expense increased $96,000 from $881,000 during the year ended September 30, 2014 to $977,000 during the year ended September 30, 2015.  The increase relates to higher rent in our Madison facility somewhat offset by lower repairs and maintenance costs on our lab equipment.

Other research expense increased $217,000 from $100,000 during the year ended September 30, 2014 to $317,000 during the year ended September 30, 2015.  The increase during the year ended September 30, 2015 primarily relates to costs associated with a collaboration agreement to identify muscle targeting peptide molecules in fiscal 2015, for which the Company has been reimbursed from its collaboration partner.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facilities. Salaries and payroll-related expense consists of salaries, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories, based on the primary activities of each employee: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides detail of salary and payroll-related expenses for the periods indicated:

(in thousands)

	Twelve months		Twelve months
	Ended		Ended
	September 30, 2015	% of Total	September 30, 2014	% of Total	Increase (Decrease)
R&D - compensation-related	$11,605	70%	$7,828	61%	$3,777	48%
G&A - compensation-related	4,949	30%	5,001	39%	(52)	-1%
Total	$16,554	100%	$12,829	100%	$3,725	29%

R&D compensation expense increased $3,777,000 from $7,828,000 during the year ended September 30, 2014 to $11,605,000 during the year ended September 30, 2015.  An increase in headcount accounted for the majority of the change in compensation-related expense.

G&A compensation expense was consistent at $5,001,000 during the year ended September 30, 2014 and $4,949,000 during the year ended September 30, 2015.  G&A headcount has remained consistent during the periods.

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

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense increased $1,524,000 from $2,465,000 during the year ended September 30, 2014 to $3,989,000 during the year ended September 30, 2015. The increase in professional fees primarily related to higher legal fees related to litigation events.  See Note 7 – Commitments and Contingencies for further discussion.  Additionally, the Company incurred higher recruiting fees to fill new positions.

Patent expense increased $318,000 from $632,000 during the year ended September 30, 2014 to $950,000 during the year ended September 30, 2015.  Patent expense costs increase due to additional prosecution requirements associated with patents acquired through the Novartis asset acquisition.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in multiple countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense increased $115,000 from $193,000 during the year ended September 30, 2014 to $308,000 during the year ended September 30, 2015.  Facilities expense increased due to the expansion of our corporate headquarters in Pasadena.

Travel expense increased $187,000 from $654,000 during the year ended September 30, 2014 to $841,000 during the year ended September 30, 2015.  Travel expense increased due to travel in support of our R&D function, primarily our GMP manufacturing campaign and our clinical trials, as well as other corporate and business development related travel.

Business insurance expense increased $221,000 from $302,000 during the year ended September 30, 2014 to $523,000 during the year ended September 30, 2015. Business insurance costs increased primarily due to added coverage related to the Company’s clinical trials, as well as increases in other corporate liability insurance.

Communication and technology expense increased $303,000 from $388,000 during the year ended September 30, 2014 to $691,000 during the year ended September 30, 2015. The increase was related to equipment purchases to replace outdated equipment and new equipment purchases related to new employees.

Office expense decreased $110,000 from $380,000 during the year ended September 30, 2014 to $270,000 during the year ended September 30, 2015. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  During fiscal year 2014, the Company incurred certain charges related to its Madison office expansion which were not repeated during the year ended September 30, 2015.

Other expense decreased $521,000 from $880,000 during the year ended September 30, 2014 to $359,000 during the year ended September 30, 2015. This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The decrease was related to a reduction in the provision for franchise taxes as well as an allowance recorded for certain other receivables during fiscal year 2014 that was not repeated in 2015.

Acquired in-process research and development – Novartis pre-clinical candidates

Acquired in-process research and development expense related to the Novartis pre-clinical candidates was $10,142,786 for fiscal year 2015 and zero for the previous period.  This expense pertains to the acquisition of the Novartis RNAi assets.  The value of the purchase price allocated to certain pre-clinical candidates was expensed during the period, while certain patents and a third-party license were capitalized as intangible assets.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, increased $4,536,724 from $5,696,173 during the year ended September 30, 2014 to $10,232,897 during the year ended September 30, 2015.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Based on the additional options and restricted stock units granted to new and existing employees in fiscal 2015, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, increased $990,552 from $1,345,655 during the year ended September 30, 2014 to $2,336,207 during the year ended September 30, 2015. The majority of depreciation and amortization expense relates to depreciation on lab equipment obtained as part of the acquisition of Roche’s RNAi business in 2011. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the amortization of the intangible assets acquired in the Novartis asset acquisition.

Impairment expense

Impairment expense, a noncash expense, decreased $2,172,387 from $2,172,387 during the year ended September 30, 2014 to $0 during the year ended September 30, 2015.  During the year ended September 30, 2014, the Company determined that the carrying value of the Alvos in-process research and development (IPR&D) may not be recoverable and should be fully impaired.  During the year ended September 30, 2015, the Company did not find any of its intangible or long-lived assets to be impaired.

Contingent Consideration – Fair Value Adjustments

Contingent Consideration – Fair Value Adjustments increased $484,125 from $2,375,658 during the year ended September 30, 2014 to $1,891,533 during the year ended September 30, 2015.  Contingent consideration resulting from the acquisition of Roche’s RNAi business is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  The Company increased this liability by $1.9 million and $2.4 million during the years ended September 30, 2015 and 2014, respectively, for a total liability of $5.9 million as of September 30, 2015, which is recorded on the Company’s Consolidated Balance Sheets.

Other Income / Expense

Other income / expense was expense of $5,443,826 during the year ended September 30, 2014 as compared to income of $4,035,494 during the year ended September 30, 2015.   The largest component of Other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was a reduction of approximately $2.9 million in 2015 and an increase of approximately $6.0 million in 2014. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrant liability.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash expenditure in fiscal year 2017 and beyond.

At September 30, 2016, the Company had cash on hand of approximately $85.4 million as compared to $81.2 million at September 30, 2015.  Excess cash invested in fixed income securities was $0 million at September 30, 2016, compared to $17.5 million at September 30, 2015.  In November 2016, the Company received the upfront payment of $30 million due under the Second Collaboration and License Agreement with Amgen, as well as a $12.5 million equity investment payment from Amgen. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2016, 2015, and 2014 is as follows:

	Year ended September 30,
	2016	2015	2014
Cash Flow from:
Operating Activities	$(64,427,486)	$(65,707,615)	$(35,416,373)
Investing Activities	13,447,763	14,120,838	(36,481,770)
Financing Activities	55,131,817	290,521	185,294,309
Net increase (decrease) in cash	4,152,094	(51,296,256)	113,396,166
Cash at beginning of period	81,214,354	132,510,610	19,114,444
Cash at end of period	$85,366,448	$81,214,354	$132,510,610

During the year ended September 30, 2016, the Company used $64.4 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: research and development costs were $42.6 million, salary and payroll-related expenses were $16.4 million and general and administrative costs were $9.9 million.  These expenditures were partially offset by $5 million received under the First Collaboration and License Agreement with Amgen. Cash provided by investing activities was $13.4 million, primarily related to the maturity of certain marketable securities of $17.3 million partially offset by capital expenditures of $3.9 million. Cash provided by financing activities of $55.1 million primarily includes an equity financing in August 2016 which yielded net proceeds of $43.2 million to the Company, and $9 million of equity investments from the Company’s Common Stock Purchase Agreement Agreement with Amgen.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2016 for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (a)	2,533,455	-	432,326	498,161	1,602,968
Capital Leases	-	-	-	-	-
Operating Leases	12,407,855	1,559,259	2,967,174	2,114,927	5,766,495
Purchase Obligations (b)	10,400,000	10,400,000	-	-	-
Other Long-Term Liabilities (c)	2,474,997	-	747,915	624,319	1,102,763
Total	$27,816,307	$11,959,259	$4,147,415	$3,237,407	$8,472,226

(a)	Includes current portion of $2.7 million Note Payable associated with our lease for our new Madison research facility.
(b)	Purchase obligations have decreased due to the discontinuation of the Company’s clinical trials.
(c)	Excludes $2.5 million Deferred Revenue associated with the Company’s collaboration and license agreements with Amgen.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2016 and 2015, we had cash and cash equivalents of $85.4 million and $81.2 million, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 2 years, and we have historically classified these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our liability instrument sensitive to changes in interest rates is our derivative liability with its fair value determined using an option pricing model, which uses interest rate as an input. However, any change associated with this valuation would result in a noncash expense and would not significantly impact our operations.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2017.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

2.2	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Series A Certificate of Designations, filed with the Secretary of State of the State of Delaware on October 25, 2011	Current Report on Form 8-K, as Exhibit 3.1	October 26, 2011

3.2	Series B Certificate of Designations, filed with the Secretary of State of the State of Delaware on May 1, 2013	Current Report on Form 8-K, as Exhibit 3.1	May 1, 2013

3.3	Series C Certificate of Designations, filed with the Secretary of State of the State of Delaware on October 10, 2013	Current Report on Form 8-K, as Exhibit 3.1	October 10, 2013

3.4	Certificate of Elimination of Series A Convertible Preferred Stock of Arrowhead Research Corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.1	April 6, 2016

3.5	Certificate of Elimination of Series B Convertible Preferred Stock of Arrowhead Research Corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.2	April 6, 2016

3.6	Amended and Restated Certificate of Incorporation of Arrowhead Research Corporation, a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.7	Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc.	Current Report on form 8-K as Exhibit 3.4	April 6, 2016

4.1	Form of Warrant to Purchase Common Stock expiring May 2017	Current Report on Form 8-K, as Exhibit 4.1	May 30, 2007

4.2	Form of Warrant to Purchase Common Stock expiring December 2015	Current Report on Form 8-K, as Exhibit 4.1	June 18, 2010

4.3	Form of Warrant to Purchase Shares of Common Stock Expiring August 13, 2016	Current Report on Form 8-K, as Exhibit 4.1	August 13, 2012

4.4	Form of Common Stock Certificate of Arrowhead Research Corporation	Amendment No. 2 to Registration Statement on Form S-1, as Exhibit 4.7	September 11, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
4.5	Form of Series B Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 4.15	December 18, 2013

4.6	Form of Warrant to Purchase Shares of Common Stock expiring August 17, 2016	Current Report on Form 8-K, as exhibit 4.2	August 13, 2012

4.7	Form of Warrant to Purchase Shares of Common Stock expiring December 12, 2017	Current Report on Form 8-K, as exhibit 4.2	December 12, 2012

4.8	Form of Warrant to Purchase Shares of Common Stock expiring January 30, 2018	Current Report on Form 8-K, as exhibit 4.2	January 30, 2013

4.9	Form of Series C Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 4.15	December 18, 2013

4.10	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.11	Form of Indenture	Registration Statement on Form S-3 (File No. 333-214315)	October 28, 2016

10.1**	Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan	Schedule 14C, as Exhibit D	December 22, 2000

10.2**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex A	January 12, 2012

10.3**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.4**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.5**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.6**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.7**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.8**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.9	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.10	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. and Alnylam Pharmaceuticals, Inc., dated July 8, 2007 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.35	December 20, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.11	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.12	Office Lease Agreement between South Lake Avenue Investors LLC and the Company, dated April 12, 2012	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 8, 2012

10.13	Form of Securities Purchase Agreement between Arrowhead Research Corporation and certain Investors	Current Report on Form 8-K, as Exhibit 10.1	April 30, 2013

10.14	Securities Purchase Agreement between the Company and the purchasers listed thereon.	Current Report on Form 8-K, as Exhibit 10.1	October 10, 2013

10.15	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.16	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 2, 2016

10.17	Securities Purchase Agreement between the Company and the purchasers listed thereon, dated August 8, 2016	Current Report on Form 8-K, as Exhibit 10.1	August 10, 2016

10.18	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen, Inc., dated September 28, 2016*†

10.19	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen, Inc., dated September 28, 2016*†

10.20	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-214311)	November 25, 2016
21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December 2016.

Dated: December 14, 2016

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	December 14, 2016
Christopher Anzalone	Director (Principal Executive Officer)

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	December 14, 2016
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	December 14, 2016
Douglass Given

/s/ Mauro Ferrari	Director	December 14, 2016
Mauro Ferrari

/s/ Edward W. Frykman	Director	December 14, 2016
Edward W. Frykman

/s/ Michael S. Perry	Director	December 14, 2016
Michael S. Perry

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Pharmaceuticals, Inc. and Subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrowhead Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2016 expressed an unqualified opinion thereon.

Rose, Snyder & Jacobs LLP

Encino, California

December 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Pharmaceuticals, Inc.

We have audited Arrowhead Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) COSO. Arrowhead Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrowhead Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Arrowhead Pharmaceuticals, Inc. and Subsidiaries and our report dated December 14, 2016 expressed an unqualified opinion thereon.

Rose, Snyder & Jacobs LLP

Encino, California

December 14, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,366,448	$81,214,354
Trade receivable	75,000	-
Prepaid expenses	1,289,923	3,293,285
Other current assets	3,771,172	823,620
Short term investments	-	17,539,902
TOTAL CURRENT ASSETS	90,502,543	102,871,161
Property and equipment, net	15,386,761	4,526,848
Intangible assets, net	22,164,868	24,824,116
Other assets	122,333	45,789
TOTAL ASSETS	$128,176,505	$132,267,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,232,906	$5,031,706
Accrued expenses	4,587,467	5,376,119
Accrued payroll and benefits	3,969,706	3,824,062
Deferred rent	440,580	-
Deferred revenue	2,569,792	103,125
Derivative liabilities	1,602,626	1,301,604
Capital lease obligation	-	217,548
Note Payable	194,310	-
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	25,643,794	15,900,571
LONG-TERM LIABILITIES
Capital lease obligation, net of current portion	-	540,792
Contingent consideration obligations	-	5,862,464
Deferred rent, net of current portion	2,274,997	142,453
Deferred revenue, net of current portion	2,500,000	-
Note Payable, net of current portion	2,533,455	-
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	7,508,452	6,745,709
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 15,652 shares issued and outstanding as of September 30, 2016 and September 30, 2015	16	16
Common stock, $0.001 par value; 145,000,000 shares authorized; 69,746,685 and 59,544,677 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	162,116	151,914
Additional paid-in capital	493,844,909	426,873,358
Accumulated other comprehensive income (loss)	7,449	(136,425)
Accumulated deficit	(398,435,043)	(316,712,041)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	95,579,447	110,176,822
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	95,024,259	109,621,634
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,176,505	$132,267,914

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended September 30,
	2016	2015	2014
REVENUE	$158,333	$382,000	$175,000
OPERATING EXPENSES
Research and development	41,454,452	47,267,361	23,138,050
Acquired in-process research and development	-	10,142,786	-
Salaries and payroll-related costs	19,461,656	16,554,008	12,829,355
General and administrative expenses	9,940,737	7,931,184	5,894,008
Stock-based compensation	11,595,816	10,232,897	5,696,173
Depreciation and amortization	3,260,045	2,336,207	1,345,655
Impairment expense	2,050,817	-	2,172,387
Contingent consideration - fair value adjustments	(5,862,464)	1,891,533	2,375,658
TOTAL OPERATING EXPENSES	81,901,059	96,355,976	53,451,286
OPERATING LOSS	(81,742,726)	(95,973,976)	(53,276,286)
OTHER INCOME (EXPENSE)
Equity in income (loss) of unconsolidated affiliates	-	-	(78,874)
Gain (loss) on sale of fixed assets, net	-	19,195	(58,878)
Interest income (expense), net	265,794	729,158	645,493
Change in value of derivatives	(301,022)	2,869,267	(6,033,659)
Other income (expense)	57,352	417,874	82,092
TOTAL OTHER INCOME (EXPENSE)	22,124	4,035,494	(5,443,826)
LOSS BEFORE INCOME TAXES	(81,720,602)	(91,938,482)	(58,720,112)
Provision for income taxes	(2,400)	(2,400)	(5,300)
NET LOSS	(81,723,002)	(91,940,882)	(58,725,412)
Net loss attributable to non-controlling interests	-	-	95,222
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(81,723,002)	$(91,940,882)	$(58,630,190)
NET LOSS PER SHARE ATTRIBUTABLE TO ARROWHEAD SHAREHOLDERS - BASIC & DILUTED	$(1.34)	$(1.60)	$(1.25)
Weighted average shares outstanding - basic and diluted	61,050,880	57,358,442	46,933,030
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	143,874	(136,425)	-
COMPREHENSIVE LOSS	$(81,579,128)	$(92,077,307)	$(58,630,190)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2013	9,900	$10	32,489,444	$124,859	$193,514,766	$-	$(166,140,969)	$(1,763,877)	$25,734,789
Exercise of warrants	-	-	2,911,919	2,911	10,145,133	-	-	-	10,148,044
Exercise of stock options	-	-	454,863	455	2,729,545	-	-	-	2,730,000
Stock-based compensation	-	-	-	-	5,696,173	-	-	-	5,696,173
Common stock issued for cash at $5.86, net of offering costs	-	-	3,071,672	3,072	14,057,040	-	-	-	14,060,112
Common stock issued for cash at $18.95, net of offering costs	-	-	6,325,000	6,325	112,575,234	-	-	-	112,581,559
Preferred stock issued for cash at $1,000 per share	46,000	46	-	-	45,999,954	-	-	-	46,000,000
Common stock issued to Galloway	-	-	131,579	132	499,868	-	-	-	500,000
Settlements related to derivative liability	-	-	-	-	5,956,079	-	-	-	5,956,079
Preferred stock converted to common stock	(37,600)	(38)	9,272,459	9,272	(9,234)	-	-	-	-
Deconsolidation of Calando Pharmaceuticals, Inc.	-	-	-	-	-	-	-	1,303,911	1,303,911
Net loss for the year ended September 30, 2014	-	-	-	-	-	-	(58,630,190)	(95,222)	(58,725,412)
Balance at September 30, 2014	18,300	$18	54,656,936	$147,026	$391,164,558	$-	$(224,771,159)	$(555,188)	$165,985,255
Exercise of warrants	-	-	79,828	81	401,795	-	-	-	401,876
Exercise of stock options	-	-	28,758	29	101,841	-	-	-	101,870
Stock-based compensation	-	-	-	-	10,232,897	-	-	-	10,232,897
Exercise of exchange rights	-	-	5,250	5	3,067	-	-	-	3,072
Preferred stock converted to common stock	(2,648)	(2)	1,316,215	1,316	(1,314)	-	-	-	-
Common stock- Restricted Stock Units vesting	-	-	136,307	136	(26,165)	-	-	-	(26,029)
Common stock issued to Novartis at $7.53	-	-	3,321,383	3,321	24,996,679	-	-	-	25,000,000
Foreign currency translation adjustments	-	-	-	-	-	(136,425)	-	-	(136,425)
Net loss for the year ended September 30, 2015	-	-	-	-	-	-	(91,940,882)	-	(91,940,882)
Balance at September 30, 2015	15,652	$16	59,544,677	$151,914	$426,873,358	$(136,425)	$(316,712,041)	$(555,188)	$109,621,634
Exercise of warrants	-	-	852,532	853	3,690,545	-	-	-	3,691,398
Exercise of stock options	-	-	37,187	37	133,832	-	-	-	133,869
Stock-based compensation	-	-	-	-	11,595,816	-	-	-	11,595,816
Common stock- Restricted Stock Units vesting	-	-	428,187	428	(671,193)	-	-	-	(670,765)
Common stock issued for cash at $5.90 per share, net of offering costs	-	-	7,627,119	7,627	43,223,808				43,231,435
Common stock issued to Amgen at $7.16 per share	-	-	1,256,983	1,257	8,998,743				9,000,000
Foreign currency translation adjustments	-	-	-	-	-	143,874	-	-	143,874
Net loss for the year ended September 30, 2016	-	-	-	-	-	-	(81,723,002)	-	(81,723,002)
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,723,002)	$(91,940,882)	$(58,725,412)
Net loss attributable to non-controlling interests	-	-	95,222
Net loss attributable to Arrowhead	(81,723,002)	(91,940,882)	(58,630,190)
(Gain) loss on disposal of fixed assets	-	(19,195)	58,878
Change in value of derivatives	301,022	(2,869,267)	6,033,659
Contingent consideration - fair value adjustments	(5,862,464)	1,891,533	2,375,658
Noncash impairment expense	2,050,817	-	2,172,387
Acquired-in-process research and development	-	10,142,786	-
Stock-based compensation	11,595,816	10,232,897	5,696,173
Depreciation and amortization	3,260,045	2,336,207	1,345,655
Amortization of note premiums	231,902	1,110,524	793,887
Gain on debt extinguishment	-	-	(84,721)
Noncash gain on equity investment	-	-	(87,197)
Non-controlling interest	-	-	(95,222)
Changes in operating assets and liabilities:
Accounts receivable	(75,000)	-	75,000
Prepaid expenses and Other Current Assets	(1,020,734)	(3,485,421)	(54,966)
Deferred revenue	5,000,000	-	-
Accounts payable	2,554,802	2,497,804	1,412,275
Accrued expenses	(871,833)	4,435,784	3,478,094
Other	131,143	(40,385)	94,257
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(64,427,486)	(65,707,615)	(35,416,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,860,237)	(1,970,612)	(1,717,362)
Proceeds from sale of fixed assets	-	500	10,000
Purchase of marketable securities	-	-	(46,365,528)
Proceeds from sale of marketable securities	17,308,000	26,090,950	11,591,120
Cash paid for acquisitions	-	(10,000,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,447,763	14,120,838	(36,481,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(217,549)	(213,991)	(225,406)
Payments of taxes for net share settled restricted stock unit issuances	(634,187)	-	-
Proceeds from the issuance of common stock	52,231,433	-	172,641,671
Proceeds from the exercise of warrants and stock options	3,752,120	504,512	12,878,044
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,131,817	290,521	185,294,309
NET INCREASE (DECREASE) IN CASH	4,152,094	(51,296,256)	113,396,166
CASH AT BEGINNING OF PERIOD	81,214,354	132,510,610	19,114,444
CASH AT END OF PERIOD	$85,366,448	$81,214,354	$132,510,610
Supplementary disclosures:
Interest paid	$(11,287)	$(14,429)	$(25,635)
Property and Equipment purchased through tenant improvement allowance financing	$(4,849,360)	$-	$-
Property and Equipment expenditures included in accounts payable and accrued expenses	$(4,801,930)	$-	$-
Income Tax Credits Refunded	$1,365,288	$-	$-
Income Taxes Paid	$(2,400)	$(2,400)	$(5,862)
Common stock issued to Galloway Limited in settlement of services agreement	$-	$-	$(500,000)
Common Stock issued to Novartis for asset acquisition	$-	$(25,000,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation formerly known as Arrowhead Research Corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”) and Ablaris Therapeutics, Inc. (“Ablaris”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead develops novel drugs to treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (RNAi) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing.  The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-F12 for hereditary angioedema and thromboembolic disorders, ARO-HIF2 for renal cell carcinoma, and ARO-AMG1 for an undisclosed genetically validate cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  ARO-LPA for cardiovascular disease was recently out-licensed to Amgen.

In April 2016, the Company changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc., to better reflect the Company’s focus on advancing products through clinical development to bring innovative new medicines to patients.

During fiscal year 2016, the Company continued to develop its clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.  Because of the discontinuation of its existing clinical programs, the Company has also reduced its workforce by approximately 30%, while maintaining resourcing necessary to support current and potential future partner-based programs and the Company’s pipeline.

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

At September 30, 2016, the Company had $85.4 million in cash to fund operations.  During the year ended September 30, 2016, the Company’s cash position increased by $4.2 million, which was primarily the result of net proceeds of $43.2 million related to the issuance of Common Stock as part of its August 2016 equity financing, $17.3 million of maturities of fixed income investments, and $9 million related to the issuance of Common Stock as part of the Company’s Common Stock Purchase Agreement with Amgen.  The August 2016 equity financing and the Common Stock Purchase Agreement with Amgen, Inc. are discussed in further detail in Note 6 and Note 2, respectively.   These inflows were partially offset by cash outflows related to operating activities of $64.4 million.

On November 18, 2016, the Company and Amgen received Hart-Scott-Rodino clearance with regard to the Second Collaboration and License Agreement discussed in Note 2 below.  Based on the terms of this agreement, and the Common Stock Purchase Agreement, the Company issued 1,745,810 shares of Common Stock to Amgen, and received proceeds of approximately $12.5 million.  Additionally, the Company received a $30 million upfront payment due under the Second Collaboration and License Agreement discussed above.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at September 30, 2016 and September 30, 2015.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the year ended September 30, 2016, all of the Company’s investments were classified as held-to-maturity, and they all matured during the period.

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

The Company may generate revenue from technology licenses, collaborative research and development arrangements, research grants and product sales. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, manufacturing and development services and various milestone and future product royalty or profit-sharing payments.  These agreements are generally referred to as multiple element arrangements.

The Company applies the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis, if the arrangement includes a general right of return for the delivered item, and if delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value from any undelivered performance obligations and that value can be determined.  The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the fair value of the undelivered performance obligations can be determined, then these obligations would be accounted for separately. If the license is not considered to have standalone value, then the license and other undelivered performance obligations would be accounted for as a single unit of accounting.   In this case, the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation is determined.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement. If the Company cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Under either method, revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as calculated under either method, as of the period ending date. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Many of the Company’s collaboration agreements entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically these milestones are not considered probable at the inception of the collaboration.  As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

Deferred revenue will be classified as part of Current or Long-Term Liabilities in the accompanying Consolidated Balance Sheets based on the Company’s estimate of the portion of the performance obligations regarding that revenue will be completed within the next 12 months divided by the total performance period estimate. This estimate is based on the Company’s current operating plan and, if the Company’s operating plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the years ended September 30, 2016 and 2015 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

  In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU 2016-10 which provided more specific guidance around the idenitification of performance obligations and licensing arrangements.  The Company is evaluating the potential effects of the adoption of this update on its financial statements.

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

   In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Accounting Standards Codification (“ASC”) 230 and is intended to provide guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. The guidance will be effective for the Company as of October 1, 2018, and the adoption of this update is not expected to have a material effect on its Consolidated Financial Statements.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS – AMGEN, INC.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement”), Amgen will receive a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen will be wholly responsible for clinical development and commercialization.

Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share, which represents the 30-day volume-weighted average price of the Common Stock on the NASDAQ stock market over the 30 trading days preceding execution. The Common Stock was delivered in two closings per the terms of the agreement. The first tranche of 1,256,983 shares of Common Stock was issued on September 29, 2016, and the Company received proceeds of approximately $9 million.  The second tranche of 1,745,810 shares was subject to Hart-Scott-Rodino clearance which was reached on November 18, 2016.  The Company received proceeds of approximately $12.5 million from this tranche of shares. Subject to Amgen’s exercise of the Option, as defined in the First Collaboration and License Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

Under the terms of the agreements taken together, the Company will receive $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA agreement.

Under the terms of the First Collaboration and License Agreement, the Company is granting a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the First Collaboration and License Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable, as defined in the agreement, is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  It has been be initially recorded as deferred revenue in the Company’s Consolidated Balance Sheets, and will be amortized over the period discussed above.

Under the terms of the Second Collaboration and License Agreement, the Company is granting a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the Second Collaboration and License Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable.  The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  It will be initially recorded as deferred revenue, and amortized over the period discussed above.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2016	September 30, 2015
Computers, office equipment and furniture	$442,915	$404,964
Research equipment	7,490,400	6,354,584
Software	80,841	110,428
Leasehold improvements	11,885,365	3,117,537
Total gross fixed assets	19,899,521	9,987,513
Less: Accumulated depreciation and amortization	(4,512,760)	(5,460,665)
Property and equipment, net	$15,386,761	$4,526,848

During the year ended September 30, 2016, the Company’s leasehold improvements increased as the Company has moved into a larger research facility in Madison, Wisconsin.  The lease terms of this facility are discussed in Note 7 – Commitments and Contingencies. Additionally, during the year ended September 30, 2016, the Company recognized a $1.1 million impairment expense related to leasehold improvements at its previous research facility in Madison, Wisconsin.  This amount represented the entire net book value remaining for the leasehold improvements associated with the previous facility, and was recognized during the year ended September 30, 2016.

NOTE 4. INVESTMENTS

The Company had invested a portion of its excess cash balances in short-term and long-term debt securities.  During the year ended September 30, 2016, the Company’s investments all matured, and the Company has not invested any excess cash at September 30, 2016. The Company may also invest excess cash balances in certificates of deposit, money market accounts, U.S. Treasuries, U.S. government agency obligations, corporate debt securities, and/or commercial paper.  The Company has historically accounted for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  All investments historically have been classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of September 30, 2016, and September 30, 2015.

As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$—	$—	$—	$—

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$17,539,902	$—	$(304,942)	$17,234,960

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of in-process research and development (“IPR&D”) not subject to amortization, and patents and license agreements subject to amortization, which were capitalized as a part of an asset acquisition.

IPR&D represents projects that have not yet received regulatory approval and are required to be classified as indefinite assets until the successful completion or the abandonment of the associated R&D efforts. These assets include IPR&D capitalized as part of a business combination from the acquisition of the Roche RNAi business in 2011. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company has impaired the IPR&D asset previously recorded during the year ended September 30, 2016.

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015 and license agreements capitalized from the acquisition of the Roche RNAi business in 2011. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $234,975.  The license agreements associated with the acquisition of the Roche RNAi business were amortized over the estimated life remaining at the time of acquisition, which was 4 years, and the accumulated amortization of the assets is approximately $230,000. These assets have been fully amortized as of September 30, 2016.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $2,457,371.  Amortization expense for the years ended September 30, 2016, 2015 and 2014 was $1,714,313, $1,046,571 and $54,653, respectively.  Amortization expense is expected to be approximately $1,700,429 for fiscal year 2017, $1,700,429 in 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, and $11,962,294 thereafter.

The following table provides details on the Company’s intangible asset balances:

	Intangible assets not subject to amortization	Intangible assets subject to amortization	Total Intangible assets
Balance at September 30, 2015	$944,935	$23,879,181	$24,824,116
Impairment	(944,935)	-	(944,935)
Amortization	-	(1,714,313)	(1,714,313)
Balance at September 30, 2016	$-	$22,164,868	$22,164,868

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2016, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2016, 69,746,685 shares of Common Stock were outstanding.  Additionally, 15,652 shares of Series C Preferred Stock were outstanding, which are convertible into 2,670,990 shares of Common Stock. At September 30, 2016, 8,696,623 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

On March 3, 2015, the Company issued 3,321,383 shares of Common Stock as part of the Company’s entry into an Asset Purchase and Exclusive License Agreement (the “RNAi Purchase Agreement”) with Novartis Institutes for BioMedical Research, Inc., a Delaware corporation (“Novartis”), pursuant to which the Company acquired Novartis’ RNAi assets and rights thereunder.

On August 8, 2016 the Company sold 7,627,119 shares of Common Stock to certain institutional investors at a price of $5.90 per share.  The aggregate purchase price paid by the investors for the Common Stock was $45.0 million, and the Company received net proceeds of approximately $43.2 million, after advisory fees and offering expenses.

On September 28, 2016 the Company sold 1,256,983 shares of Common Stock to Amgen, Inc. at a price of $7.16 per share as part of the Common Stock Purchase Agreement executed with Amgen and discussed further in Note 2 – Collaboration and License Agreements – Amgen, Inc.  The Company received proceeds of $9 million.  On November 18, 2016, a second tranche of 1,745,810 shares were also sold to Amgen at a price of $7.16 per share as part of the Common Stock Purchase Agreement.  The Company received proceeds of $12.5 million in November 2016.

The following table summarizes information about warrants outstanding at September 30, 2016:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	0.6
$4.16	1,000	0.2
$2.12	75,000	1.4
$1.83	277,284	1.2
$7.14	80,000	1.7
Total warrants outstanding	528,181

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Rental costs are approximately $26,000 per month, increasing approximately 3% annually.

    On January 8, 2016, the Company entered into a new lease for a Madison, Wisconsin research facility.  The 10-year lease between with University Research Park, Inc. is for approximately 60,000 square feet of office and laboratory space located at 502 South Rosa Road, Madison, Wisconsin. This lease will replace the Company’s research facility lease, also with University Research Park, Inc. for property located at 465 Science Drive, Madison Wisconsin.  The larger facility is designed to accommodate increased research and development space needed for the Company’s pipeline of current and future drug candidates.

    The initial term of the lease commenced on January 1, 2016, with occupancy occurring October 2016. The lease payments and payments against a note payable for a tenant improvement allowance, which begin on October 1, 2016, will total approximately $15.2 million over the initial 10-year term. The Company also estimates payments for the Company’s pro rata share of certain real estate taxes, operating expenses and common area maintenance expenses to be approximately $0.6 million for the first year of the lease, and these payments will continue throughout the initial 10-year term. The Company has paid or accrued for approximately $7.0 million for leasehold improvements at September 30, 2016, net of tenant improvement allowances, and the work on the facility has been substantially completed in October 2016.  The primary tenant improvement allowance of $2.1 million is accounted for as deferred rent and the secondary tenant improvement allowance of $2.7 million is accounted for as a note payable on the Company’s Consolidated Balance Sheet.  Pursuant to the lease, within six months of the expiration of the initial 10-year term, the Company has the option to extend the lease for up to two additional five-year terms, with certain annual increases in base rent.

Additionally, on January 8, 2016 and in conjunction with signing the new lease agreement as discussed above, the Company entered into an amendment to the Company’s research facility lease for property located at 465 Science Drive, Madison, Wisconsin with University Research Park, Inc. to terminate the lease agreement for this property, effective on October 31, 2016.

Monthly rental expense under the previous facility which was in effect through September 30, 2016 was approximately $26,000. Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $20,000 per month. Utilities costs are approximately $18,000 per month. Total monthly costs are approximately $83,000 per month, including monthly payments recorded under a capital lease of approximately $19,000.

The Company leased additional research facility space in Middleton, Wisconsin, and this space is leased through December 2016.  Monthly rental expense for the additional space is approximately $14,000.  Other monthly rental expenses include common area maintenance and real estate taxes totaling approximately $4,000 per month.

Facility rent expense for the years ended September 30, 2016, 2015 and 2014 was $839,000, $744,000 and $554,000, respectively.

As of September 30, 2016, future minimum lease payments due in fiscal years under operating leases are as follows:

2017	$1,559,259
2018	1,531,765
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022 and thereafter	5,766,495
Total	$12,407,855

Note Payable

As part of the Company’s lease for its new research facility in Madison, Wisconsin discussed above, the Company entered into a $2.7 million promissory note payable with its landlord to finance certain tenant improvements made to the new facility.  The note will be amortized over the 10-year term of the lease, commencing on October 1, 2016.  The note will bear interest at a rate of 7.1% and shall be payable in equal monthly installments of principal and interest.

As of September 30, 2016, future principal payments due in fiscal years under the note payable are as follows:

2017	$194,310
2018	208,506
2019	223,820
2020	240,258
2021	257,903
2022 and thereafter	1,602,968
Total	$2,727,765

Litigation

The Company and certain of its officers and directors were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  The consolidated class action, initially filed as Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890 (C.D. Cal., filed Oct. 10, 2014), and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911 (C.D. Cal., filed Oct. 13, 2014), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount.  Additionally, three putative stockholder derivative actions captioned Weisman v. Anzalone et al., No. 2:14-cv-08982 (C.D. Cal., filed Nov. 20, 2014), Bernstein (Backus) v. Anzalone, et al., No. 2:14-cv-09247 (C.D. Cal., filed Dec. 2, 2014); and Johnson v. Anzalone, et al., No. 2:15-cv-00446 (C.D. Cal., filed Jan. 22, 2015), were filed in the United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the facts underlying the securities claims.  An additional consolidated derivative action asserting similar claims is pending in Los Angeles County Superior Court, initially filed as Bacchus v. Anzalone, et al., (L.A. Super., filed Mar. 5, 2015); and Jackson v. Anzalone, et al. (L.A. Super., filed Mar. 16, 2015).  Each of these suits seeks damages in unspecified amounts and some seek various forms of injunctive relief.  On October 7, 2016, the federal district court dismissed the consolidated class action with prejudice.  On October 10, 2016 the plaintiffs appealed the consolidated class action to the United States Court of Appeals for the Ninth Circuit.  The Weisman and Johnson derivative actions have been dismissed without prejudice.  The Bernstein derivative action remains pending.  The Company believes it has meritorious defenses and intends to vigorously defend itself in each of these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have a material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company’s recognizes such costs as incurred.

The Company and two of its former executives were named as defendants in a complaint filed on November 11, 2014 and captioned William Marsh Rice University vs. Unidym, Inc. and Arrowhead Research Corporation, No. 2014-66088, in the United States District Court for the Southern District of Texas relating to alleged breaches of a license agreement between Rice University and the Company’s former subsidiary, Unidym, Inc. The Company and the plaintiff settled the matter under an agreement in which the Company paid a confidential settlement amount and the plaintiff permanently dismissed its claims.  The amount of the settlement was recorded during the three months ended March 31, 2016 and did not have a material effect on the Company’s Consolidated Financial Statements.

   The Company and certain executive officers were named as defendants in related putative securities class actions filed on November 15, 2016 and December 2, 2016 in the Central District of California and respectively captioned  Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505, and Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954.  The plaintiff brings claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company’s recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of September 30, 2016, these future commitments were estimated at approximately $10.4 million, of which approximately $10.4 million is expected to be incurred in fiscal 2017, and $0 is expected to be incurred beyond fiscal 2017.  The reduction in amount and timing of these commitments is due to the Company’s discontinuation of its clinical trials for ARC-520, ARC-AAT and ARC-521.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the year ended September 30, 2016, 2015, and 2014, we reached milestones amounting to $3.0 million, $1.0 million and $1.0 million, respectively, based on progress achieved on our clinical candidates.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2016, 2,514,518 and 5,604,151 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share award to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2016, there were options granted and outstanding to purchase 2,514,518 and 3,632,060 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 1,323,334 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2016, there were 544,622 shares reserved for options and 33,333 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the year ended September 30, 2016, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 1,402,000 options and 838,517 restricted stock units were granted under the 2013 Incentive Plan, and no options or restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2015	5,435,640	$6.71
Granted	1,402,000	6.12
Cancelled	(109,253)	9.63
Exercised	(37,187)	3.60
Balance At September 30, 2016	6,691,200	$6.56	7.3 years	$12,794,064
Exercisable At September 30, 2016	3,850,419	$6.22	6.5 years	$9,265,570

Stock-based compensation expense related to stock options for the years ended September 30, 2016, 2015 and 2014 was $6,361,396, $4,760,831, and $3,144,776, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2016, 2015 and 2014 was estimated at $6,426,207, $7,338,395 and $9,267,048, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2016, 2015 and 2014 was $142,690, $128,391 and $4,360,850, respectively.

As of September 30, 2016, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $11,915,534 will be recognized in the Company’s results of operations over a weighted average period of 2.4 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2016	2015	2014
Dividend yield	—	—	—
Risk-free interest rate	1.05 – 1.89%	1.46 – 1.89%	1.8 – 2.4%
Volatility	89%	75%	69%
Expected life (in years)	6.25	6 - 6.25	6.25 – 9.47
Weighted average grant date fair value per share of options granted	$4.58	$4.24	$8.92

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the year ended September 30, 2016, the Company issued 838,517 restricted stock units to certain members of management.  Of the restricted stock units granted during the year ended September 30, 2016, 0 were granted outside of the Plan as an inducement grant to a new employee. At vesting, each RSU will be exchanged for one share of the Company’s Common Stock. Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2015	934,167	$9.18
Granted	838,517	6.15
Vested	(416,017)	11.08
Forfeited	—	—
Unvested at September 30, 2016	1,356,667	$6.72

During the years ended September 30, 2016, 2015 and 2014, the Company recorded $5,234,420, $4,489,931 and $2,551,397 of expense, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For restricted stock units, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of September 30, 2016, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $2,567,761 will be recognized in the Company’s results of operations over a weighted average period of 1.4 years.

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

The following table summarizes fair value measurements at September 30, 2016 and September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,366,448	$—	$—	$85,366,448
Derivative liabilities	$—	$—	$1,602,626	$1,602,626
Acquisition-related contingent consideration obligations	$—	$—	$—	$—

September 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$81,214,354	$—	$—	$81,214,354
Derivative liabilities	$—	$—	$1,301,604	$1,301,604
Acquisition-related contingent consideration obligations	$—	$—	$5,862,464	$5,862,464

As part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at September 30, 2016.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2012 Warrants, the “Warrants”) of which 12,123 warrants were outstanding at September 30, 2016.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the years ended September 30, 2016, 2015 and 2014 the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(293,072), $2,684,712 and $(5,821,796), respectively.  Additionally, as part of an equity financing in June 2010, Arrowhead issued warrants to purchase up to 329,649 shares of Common Stock (the “2010 Warrants”), of which warrants to exercise 24,324 shares remained unexercised and were cancelled at their expiration during fiscal 2016.

The assumptions used in valuing the derivative liability were as follows:

2012 Warrants	September 30, 2016	September 30, 2015	September 30, 2014
Risk-free interest rate	0.68%	0.6%	1.07%
Expected life	1.2 Years	2.2 Years	3.2 Years
Dividend yield	—	—	—
Volatility	89%	75%	69%

2013 Warrants	September 30, 2016	September 30, 2015	September 30, 2014
Risk-free interest rate	0.68%	0.6%	1.07%
Expected life	1.3 Years	2.3 Years	3.3 Years
Dividend yield	—	—	—
Volatility	89%	75%	69%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2015	$1,272,802
Issuance of instruments	—
Change in value	293,072
Net settlements	—
Value at September 30, 2016	$1,565,874

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights have a seven-year term and a current exchange ratio of  0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remain outstanding at September 30, 2016. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the years ended September 30, 2016, 2015 and 2014, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(7,950), $184,555 and $(211,860), respectively.

The assumptions used in valuing the derivative liability were as follows:

	September 30, 2016	September 30, 2015	September 30, 2014
Risk-free interest rate	0.68%	1.00%	1.07%
Expected life	1.5 Years	2.5 Years	3.3 Years
Dividend yield	—	—	—
Volatility	89%	75%	100%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2015	$28,802
Issuance of instruments	—
Change in value	7,950
Net settlements	—
Value at September 30, 2016	$36,752

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

As of September 30, 2016, the Company has a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

The following is a reconciliation of contingent consideration fair value.

Value at September 30, 2015	$5,862,464
Purchase price contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	(5,862,464)
Value at September 30, 2016	$—

The fair value of contingent consideration obligations is estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date.  Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Each of these assumptions can have a significant impact on the calculation of contingent consideration. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company has assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2016.

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

Components of the net deferred tax asset (liability) at September 30, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued compensation	$1,691,050	$1,513,021
Stock compensation	7,224,958	6,571,774
Capitalized research and development	2,957,528	-
Fair value adjustments	-	2,850,125
Net operating losses	125,120,957	88,965,968

	2016	2015
Intangible Assets	5,544,091	5,551,705
Total deferred tax assets	142,538,584	105,452,593
Valuation allowance	(128,695,371)	(95,085,045)
Deferred tax liabilities:
State taxes	(13,804,268)	(10,282,834)
Fixed assets	(38,945)	(84,714)
Total deferred tax liability	(13,843,213)	(10,367,548)
Net deferred tax assets (liabilities)	$—	$—

The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The Company’s net deferred tax liability is related to indefinite lived assets which are not considered as a source of future taxable income when determining the need for a valuation allowance.

As of September 30, 2015, the Company had available gross federal net operating loss (NOL) carry forwards of $185.1 million and gross state NOL carry forwards of $285.4 million.  Gross federal NOL carry forwards for 2016 are estimated at $78.7 million, and gross state NOL carry forwards for 2016 are estimated at $133.9 million.  The NOLs expire at various dates through 2036.

The provision for income taxes for the years ended September 30, 2016 and 2015 are as follows:

	2016	2015
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$2,400	2,400
Deferred	—	—
Total State	$2,400	2,400
Provision from income taxes	$2,400	2,400

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2016 and 2015:

	2016	2015
At U.S. federal statutory rate	34.0%	34.0%
State taxes, net of federal effect	9.0	9.3
Stock compensation	(1.1)	(0.7)
Mark-to-market adjustments	(0.1)	0.7
Valuation allowance	(41.1)	(43.4)
Other	(0.7)	0.1
Effective income tax rate	0.0%	0.0%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2016 and 2015.

The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California and certain other taxing jurisdictions. The Company is subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled. During the three months ended September 30, 2016, the IRS commenced an audit for the tax year ended September 30, 2015.

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

For the years ended September 30, 2016, 2015, and 2014, we recorded expenses under this plan of approximately $476,835, $407,603 and $264,193, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2016 and 2015:

	First	Second	Third	Fourth
Year ended September 30, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$43,750	$43,750	$39,583	$31,250
Operating Losses	$(19,341,270)	$(21,264,855)	$(19,341,487)	$(21,795,114)
Net Loss	$(19,264,414)	$(20,815,860)	$(19,420,743)	$(22,221,985)
Net Loss Attributable to Arrowhead	$(19,264,414)	$(20,815,860)	$(19,420,743)	$(22,221,985)
Loss per share (Basic and Diluted)	$(0.32)	$(0.35)	$(0.32)	$(0.34)

	First	Second	Third	Fourth
Year ended September 30, 2015	Quarter	Quarter	Quarter	Quarter
Revenues	$170,750	$43,750	$123,750	$43,750
Operating Losses	$(25,115,276)	$(29,632,743)	$(15,993,706)	$(25,232,251)
Net Loss	$(22,575,282)	$(28,683,993)	$(15,936,053)	$(24,745,554)
Net Loss Attributable to Arrowhead	$(22,575,282)	$(28,683,993)	$(15,936,053)	$(24,745,554)
Loss per share (Basic and Diluted)	$(0.41)	$(0.51)	$(0.27)	$(0.42)

NOTE 13. SUBSEQUENT EVENTS

The Company and certain executive officers were named as defendants in related putative securities class actions filed on November 15, 2016 and December 2, 2016 in the Central District of California and respectively captioned  Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505, and Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954.  The plaintiff brings claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company’s recognizes such costs as incurred.

On November 18, 2016, the Company and Amgen received Hart-Scott-Rodino clearance with regard to the Second Collaboration and License Agreement discussed in Note 2 above.  Based on the terms of this agreement, and the Common Stock Purchase Agreement, the Company issued 1,745,810 shares of Common Stock to Amgen, and received proceeds of approximately $12.5 million.  Additionally, the Company received a $30 million upfront payment due under the Second Collaboration and License Agreement discussed above.

On November 29, 2016, the Company announced that it would be discontinuing its clinical programs ARC-520, ARC-AAT and ARC-521, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.  Because of the discontinuation of its existing clinical programs, the Company has also reduced its workforce by approximately 30%, while maintaining resourcing necessary to support current and potential future partner-based programs and the Company’s pipeline.