Form 10-Q
period 2016-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2017-02-06
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 3, 2017 was 74,569,706.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited)
	December 31, 2016	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,105,569	$85,366,448
Trade receivables	60,000	75,000
Prepaid expenses	569,415	1,289,923
Other current assets	3,495,369	3,771,172
TOTAL CURRENT ASSETS	106,230,353	90,502,543
Property and equipment, net	16,165,659	15,386,761
Intangible assets, net	21,739,761	22,164,868
Other assets	122,333	122,333
TOTAL ASSETS	$144,258,106	$128,176,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,698,297	$12,232,906
Accrued expenses	4,762,105	4,587,467
Accrued payroll and benefits	2,150,014	3,969,706
Deferred rent	440,580	440,580
Deferred revenue	25,584,181	2,569,792
Derivative liabilities	118,795	1,602,626
Note Payable	197,713	194,310
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	36,998,092	25,643,794
LONG-TERM LIABILITIES
Deferred rent, net of current portion	2,188,703	2,274,997
Deferred revenue, net of current portion	5,180,115	2,500,000
Note Payable, net of current portion	2,482,775	2,533,455
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	10,051,593	7,508,452
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 15,652 shares issued and outstanding as of December 31, 2016 and September 30, 2016	-	16
Common stock, $0.001 par value; 145,000,000 shares authorized; 74,413,040 and 69,746,685 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	166,782	162,116
Additional paid-in capital	508,303,137	493,844,909
Accumulated other comprehensive income (loss)	(185,159)	7,449
Accumulated deficit	(410,521,151)	(398,435,043)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	97,763,609	95,579,447
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	97,208,421	95,024,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,258,106	$128,176,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended
	December 31, 2016	December 31, 2015
REVENUE	$4,365,496	$43,750
OPERATING EXPENSES
Research and development	9,527,051	10,338,833
Salaries and payroll-related costs	4,276,105	3,919,886
General and administrative expenses	1,854,174	1,951,609
Stock-based compensation	2,424,442	2,380,343
Depreciation and amortization	1,185,611	794,349
TOTAL OPERATING EXPENSES	19,267,383	19,385,020
OPERATING LOSS	(14,901,887)	(19,341,270)
OTHER INCOME (EXPENSE)
Interest income (expense), net	25,148	100,380
Change in value of derivatives	1,483,831	(23,524)
Other income (expense)	1,306,800	-
TOTAL OTHER INCOME (EXPENSE)	2,815,779	76,856
LOSS BEFORE INCOME TAXES	(12,086,108)	(19,264,414)
Provision for income taxes	-	-
NET LOSS	(12,086,108)	(19,264,414)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.17)	$(0.32)
Weighted average shares outstanding - basic and diluted	71,444,600	59,548,672
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(192,608)	45,818
COMPREHENSIVE LOSS	$(12,278,716)	$(19,218,596)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259
Stock-based compensation	-	-	-	-	2,424,442	-	-	-	2,424,442
Common stock- Restricted Stock Units vesting	-	-	249,556	249	(381,813)	-	-	-	(381,564)
Common stock issued to Amgen at $7.16 per share	-	-	1,745,810	1,746	12,418,254				12,420,000
Preferred stock converted to common stock	(15,652)	(16)	2,670,989	2,671	(2,655)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(192,608)	-	-	(192,608)
Net loss for the three months ended December 31, 2016	-	-	-	-	-		(12,086,108)	-	(12,086,108)
Balance at December 31, 2016	-	$-	74,413,040	$166,782	$508,303,137	$(185,159)	$(410,521,151)	$(555,188)	$97,208,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended	Three Months ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,086,108)	$(19,264,414)
Change in value of derivatives	(1,483,831)	23,524
Stock-based compensation	2,424,442	2,380,343
Depreciation and amortization	1,185,611	794,349
Amortization of note premiums	-	108,403
Changes in operating assets and liabilities:
Accounts receivable	15,000	(1,054,719)
Prepaid expenses and Other Current Assets	1,027,021	(490,057)
Deferred revenue	25,652,536	-
Accounts payable	(4,648,013)	257,216
Accrued expenses	(1,850,996)	(3,945,503)
Other	(235,471)	42,789
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,000,191	(21,148,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,296,653)	(406,612)
Proceeds from sale of marketable securities	-	3,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,296,653)	2,593,388
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(47,277)	(54,051)
Payments of taxes for net share settled restricted stock unit issuances	(417,140)	(440,534)
Proceeds from the issuance of common stock	12,500,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,035,583	(494,585)
NET INCREASE (DECREASE) IN CASH	16,739,121	(19,049,266)
CASH AT BEGINNING OF PERIOD	85,366,448	81,214,354
CASH AT END OF PERIOD	$102,105,569	$62,165,088
Supplementary disclosures:
Interest paid	$(48,195)	$(3,054)
Property and Equipment expenditures included in accounts payable and accrued expenses	$(1,041,276)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”) and Ablaris Therapeutics, Inc. (“Ablaris”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock..

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

During a portion of the first quarter of fiscal 2017, the Company continued to develop its clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.  Because of the discontinuation of its existing clinical programs, the Company has also reduced its workforce by approximately 30%, while maintaining resourcing necessary to support current and potential future partner-based programs and the Company’s pipeline.

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

At December 31, 2016, the Company had $102.1 million in cash to fund operations.  During the three months ended December 31, 2016, the Company’s cash position increased by $16.7 million, which was primarily the result of $42.5 million in upfront payments and equity investments from Amgen, partially offset by cash outflows related to operating activities and capital expenditures.

On November 18, 2016, the Company and Amgen received Hart-Scott-Rodino clearance with regard to the ARO-LPA Agreement discussed in Note 2 below.  Based on the terms of this agreement, and the Common Stock Purchase Agreement discussed in Note 2 below, the Company issued 1,745,810 shares of Common Stock to Amgen, and received proceeds of approximately $12.5 million.  Additionally, the Company received a $30 million upfront payment due under the ARO-LPA Agreement discussed below.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at December 31, 2016 and September 30, 2016.

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

The Company had no investments at December 31, 2016 and September 30, 2016, respectively.

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

Contingent Consideration - The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at December 31, 2016 and September 30, 2016, given the discontinuation of its clinical trials.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three months ended December 31, 2016 and 2015 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

  In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU 2016-10 which provided more specific guidance around the identification of performance obligations and licensing arrangements.  The Company is evaluating the potential effects of the adoption of this update on its financial statements.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS – AMGEN, INC.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “ARO-LPA Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen will be wholly responsible for clinical development and commercialization.

Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share, which represents the 30-day volume-weighted average price of the Common Stock on the NASDAQ stock market over the 30 trading days preceding execution. Subject to Amgen’s exercise of the Option, as defined in the ARO-AMG1 Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and up to low double-digit royalties for sales of products under the ARO-LPA Agreement.

Under the terms of the First Collaboration and License Agreement, the Company has granted a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the First Collaboration and License Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million of this was amortized into Revenue during the three months ended December 31, 2016.

Under the terms of the Second Collaboration and License Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the Second Collaboration and License Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $3.7 million of this was amortized into Revenue during the three months ended December 31, 2016.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2016	September 30, 2016
Computers, office equipment and furniture	$601,159	$442,915
Research equipment	8,729,818	7,490,400
Software	107,871	80,841
Leasehold improvements	12,000,074	11,885,365
Total gross fixed assets	21,438,922	19,899,521
Less: Accumulated depreciation and amortization	(5,273,263)	(4,512,760)
Property and equipment, net	$16,165,659	$15,386,761

During the three months ended December 31, 2016, the Company’s Research equipment increased as the Company continues to build out its new research facility in Madison, Wisconsin.

NOTE 4. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $272,076.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $2,845,377.  Amortization expense for the three months ended December 31, 2016 and 2015 was $425,107 and $438,991, respectively.  Amortization expense is expected to be approximately $1,275,322 for the remainder of fiscal year 2017, $1,700,429 in 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, and $11,962,294 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2016	$22,164,868
Impairment	-
Amortization	(425,107)
Balance at December 31, 2016	$21,739,761

NOTE 5. STOCKHOLDERS’ EQUITY

At December 31, 2016, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2016, 74,413,040 shares of Common Stock were outstanding.  At December 31, 2016, 8,100,085 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

During the three months ended December 31, 2016, 15,652 shares of Series C Preferred Stock were converted into 2,670,990 shares of Common Stock. No preferred stock was outstanding as of December 31, 2016.

On November 18, 2016, a tranche of 1,745,810 shares was sold to Amgen at a price of $7.16 per share as part of the ARO-LPA Agreement discussed in Note 2 above.  The Company received proceeds of $12.5 million in November 2016.

The following table summarizes information about warrants outstanding at December 31, 2016:

Exercise prices	Number of Warrants	Remaining Life in Years
$70.60	94,897	0.4
$2.12	75,000	1.2
$1.83	277,284	1.0
$7.14	80,000	1.5
Total warrants outstanding	527,181

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Monthly rental payments are approximately $26,000 per month, increasing approximately 3% annually.

    The Company also leases approximately 60,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2026.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million which is accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  Monthly rental payments, including payments of principal and interest on the Note Payable are approximately $180,100 per month.

The Company previously leased additional research facility space in Middleton, Wisconsin, however, this lease expired in December 2016.   Monthly rental expense for the Middleton space was approximately $14,000.  Other monthly rental expenses included common area maintenance and real estate taxes totaling approximately $4,000 per month.

Facility rent expense for the three months ended December 31, 2016 and 2015 was $381,100 and $198,600, respectively.

 As of December 31, 2016, future minimum lease payments due in fiscal years under operating leases are as follows:

2017	$1,118,650
2018	1,531,765
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022 and thereafter	5,766,495
Total	$11,967,246

Note Payable

As part of the Company’s lease for its research facility in Madison, Wisconsin discussed above, the Company entered into a $2.7 million promissory note payable with its landlord to finance certain tenant improvements made to the new facility.  The note will be amortized over the 10-year term of the lease, commencing on October 1, 2016.  The note bears interest at a rate of 7.1% and is payable in equal monthly installments of principal and interest.

As of December 31, 2016, future principal payments due in fiscal years under the note payable are as follows:

2017	$146,963
2018	208,506
2019	223,820
2020	240,258
2021	257,903
2022 and thereafter	1,603,038
Total	$2,680,488

Litigation

The Company and certain of its officers and directors were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  The consolidated class action, initially filed as Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890 (C.D. Cal., filed Oct. 10, 2014), and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911 (C.D. Cal., filed Oct. 13, 2014), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount.  Additionally, three putative stockholder derivative actions captioned Weisman v. Anzalone et al., No. 2:14-cv-08982 (C.D. Cal., filed Nov. 20, 2014), Bernstein (Backus) v. Anzalone, et al., No. 2:14-cv-09247 (C.D. Cal., filed Dec. 2, 2014); and Johnson v. Anzalone, et al., No. 2:15-cv-00446 (C.D. Cal., filed Jan. 22, 2015), were filed in the United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the facts underlying the securities claims.  An additional consolidated derivative action asserting similar claims is pending in Los Angeles County Superior Court, initially filed as Bacchus v. Anzalone, et al., (L.A. Super., filed Mar. 5, 2015); and Jackson v. Anzalone, et al. (L.A. Super., filed Mar. 16, 2015).  Each of these suits seeks damages in unspecified amounts and some seek various forms of injunctive relief.  On October 7, 2016, the federal district court dismissed the consolidated class action with prejudice.  On October 10, 2016 the plaintiffs appealed the consolidated class action to the United States Court of Appeals for the Ninth Circuit.  The Weisman and Johnson derivative actions have been dismissed without prejudice.  The Bernstein derivative action remains pending.  The Company believes it has meritorious defenses and intends to vigorously defend itself in each of these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have a material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

   The Company and certain executive officers were named as defendants in related putative securities class actions filed on November 15, 2016, December 2, 2016 and January 13, 2017 in the Central District of California and respectively captioned  Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505, Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954, and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310.  The plaintiffs bring claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court. The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of December 31, 2016, these future commitments were estimated at approximately $12.4 million, of which approximately $12.4 million is expected to be incurred in fiscal 2017, and $0 is expected to be incurred beyond fiscal 2017.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended December 31, 2016 and 2015, the Company did not reach any milestones requiring milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 7. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of December 31, 2016, 2,467,979 and 5,064,151 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2016, there were options granted and outstanding to purchase 2,467,979 and 3,212,743 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 783,334 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2016, there were 544,622 shares reserved for options and 23,333 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended December 31, 2016, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 48,000 options were granted under the 2013 Incentive Plan, and no options or restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2016	6,691,200	$6.56
Granted	48,000	6.50
Cancelled	(513,856)	7.24
Exercised	—	—
Balance At December 31, 2016	6,225,344	$6.50	6.2 years	$—
Exercisable At December 31, 2016	4,152,293	$6.26	5.1 years	$—

Stock-based compensation expense related to stock options for the three months ended December 31, 2016 and 2015 was $1,438,459 and $1,217,217, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended December 31, 2016 and 2015 was $215,539 and $365,876, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2016 and 2015 was $0 and $3,515, respectively.

As of December 31, 2016, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $8,112,217 will be recognized in the Company’s results of operations over a weighted average period of 2.3 years.

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

The assumptions used to value stock options are as follows:

	Three Months Ended December 31,
	2016	2015
Dividend yield	—	—
Risk-free interest rate	1.34 – 1.44%	1.41 – 1.81%
Volatility	79%	89%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$4.49	$4.46

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three months ended December 31, 2016, the Company did not issue additional RSU awards. At vesting, each existing RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes withheld upon vesting and withholds a number of shares of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2016	1,356,667	$6.72
Granted	—	—
Vested	(550,000)	7.02
Forfeited	—	—
Unvested at December 31, 2016	806,667	$6.51

During the three months ended December 31, 2016 and 2015, the Company recorded $985,983 and $1,163,126 of expense, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of December 31, 2016, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $1,604,377 will be recognized in the Company’s results of operations over a weighted average period of 1.5 years.

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

The following table summarizes fair value measurements at December 31, 2016 and September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,105,569	$—	$—	$102,105,569
Derivative liabilities	$—	$—	$118,795	$118,795

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,366,448	$—	$—	$85,366,448
Derivative liabilities	$—	$—	$1,602,626	$1,602,626

As part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at December 31, 2016.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2012 Warrants, the “Warrants”) of which 12,123 warrants were outstanding at December 31, 2016.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended December 31, 2016 and 2015, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $1,454,831 and $(21,574), respectively.

The assumptions used in valuing the derivative liability were as follows:

2012 Warrants	December 31, 2016	September 30, 2016
Risk-free interest rate	0.85%	0.68%
Expected life	0.9 Years	1.2 Years
Dividend yield	—	—
Volatility	79%	89%

2013 Warrants	December 31, 2016	September 30, 2016
Risk-free interest rate	0.85%	0.68%
Expected life	1.0 Years	1.3 Years
Dividend yield	—	—
Volatility	79%	89%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2016	$1,565,874
Issuance of instruments	—
Change in value	(1,454,831)
Net settlements	—
Value at December 31, 2016	$111,043

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights have a seven-year term and a current exchange ratio of  0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remain outstanding at December 31, 2016. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended December 31, 2016 and 2015, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $29,000 and $(1,950), respectively.

The assumptions used in valuing the derivative liability were as follows:

	December 31, 2016	September 30, 2016
Risk-free interest rate	0.85%	0.68%
Expected life	1.2 Years	1.5 Years
Dividend yield	—	—
Volatility	79%	89%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2016	$36,752
Issuance of instruments	—
Change in value	(29,000)
Net settlements	—
Value at December 31, 2016	$7,752

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10 under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including subsequent quarterly reports on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During a portion of the first quarter of fiscal 2017, the Company continued to develop its clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as its second clinical candidate, ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these discontinued clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.  Because of the discontinuation of its existing clinical programs, the Company has also reduced its workforce by approximately 30%, while maintaining resources necessary to support current and potential future partner-based programs and the Company’s pipeline.

The Company also continued progressing with its preclinical candidates including ARO-F12, ARO-HIF2 and ARO-LPA.  The Company’s most significant development for its preclinical candidates was for ARO-LPA.  On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under one of the license agreements (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen has received an option to a worldwide, exclusive license for an RNAi therapy for ARO-AMG1, an undisclosed genetically validated cardiovascular target. Under the other license agreement (the “Second Collaboration and License Agreement” or “ARO-LPA Agreement”), Amgen has

received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA agreement.  Regarding ARO-F12, in November 2016, the Company presented data showing that its developed triggers gave greater than 95% reduction of serum F12 levels after a single subcutaneous administration with no increased bleeding risk in its preclinical studies.  This data illustrates the Company’s advancements in its subcutaneous delivery systems.  The Company is conducting relevant disease models and is considering other potential studies to support advancement of ARO-F12 into clinical trials.   Regarding ARO-HIF2, in April 2016, the Company presented data showing that ARO-HIF2 inhibited renal cell carcinoma growth and promoted tumor cell death in its preclinical studies.  ARO-HIF2 is the Company’s first RNAi therapeutic to target tissues outside the liver.

The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories.  Drug materials for such studies and clinical trials are contracted to third-party manufactures when cGMP production is required.  The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “program costs”.  If the clinical candidates progress through human testing, program costs will increase.

Net losses were $12.1 million and $19.3 million during the three months ended December 31, 2016 and 2015, respectively.  Diluted losses per share were $0.17 and $0.32 during the three months ended December 31, 2016 and 2015, respectively.

The Company strengthened its liquidity and financial position through an equity offering completed in August 2016, which generated approximately $43.2 million of net cash proceeds for the Company.  Additionally, the Company received $56.5 million in upfront payments and equity investments from Amgen.  These cash proceeds secured the funding needed to continue to advance our preclinical candidates. The Company had $102.1 million of cash and cash equivalents and $144.3 million of total assets as of December 31, 2016, as compared to $85.4 million and $128.2 million as of September 30, 2016, respectively. Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue	$4,365,496	$43,750
Operating Loss	(14,901,887)	(19,341,270)
Net Loss	(12,086,108)	(19,264,414)
Loss per Share (Basic and Diluted)	$(0.17)	$(0.32)

The increase in our Revenue during the three months ended December 31, 2016 was driven by the upfront payments received from Amgen that we are beginning to recognize in the period as performance is completed for the ARO-LPA and ARO-AMG1 agreements.  This was also the key driver of the decrease in our Operating Loss, Net Loss and Loss per Share.

Revenue

Total revenue was $4,365,496 and $43,750 for the three months ended December 31, 2016 and 2015, respectively.  Revenue in the current period is primarily related to the upfront payments received from Amgen that we are beginning to recognize as performance is completed for the ARO-LPA and ARO-AMG1 agreements.

Under the terms of the ARO-LPA Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $3.7 million of this was amortized into Revenue in the current period.

Under the terms of the ARO-AMG1 Agreement, the Company has granted a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million of this was amortized into Revenue in the current period.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2016 and 2015 are shown in the tables below.

Research and Development Expenses – Three months ended December 31, 2016 compared to the three months ended December 31, 2015

R&D expenses are related to the Company’s on-going research and development efforts, and related program costs which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facility in Madison, Wisconsin, including facility costs and laboratory-related expenses. The following table provides details of research and development expense for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2016	Category	December 31, 2015	Category	$	%
Laboratory supplies & services	$837	9%	$602	6%	$235	39%
In vivo studies	461	5%	289	3%	172	60%
Outside labs & contract services	132	1%	65	1%	67	103%
Toxicity/efficacy studies	515	5%	3,099	30%	(2,584)	-83%
Drug manufacturing	2,225	23%	3,100	30%	(875)	-28%
Clinical trials	4,679	49%	2,835	27%	1,844	65%
License, royalty & milestones	-	0%	21	0%	(21)	-100%
Facilities and related	592	6%	281	3%	311	111%
Other research expenses	86	2%	47	0%	39	83%
Total	$9,527	100%	$10,339	100%	$(812)	-8%

Laboratory supplies and services expense increased by $235,000 from $602,000 during the three months ended December 31, 2015 to $837,000 during the current period.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its drug candidates.

In vivo studies expense increased by $172,000 from $289,000 during the three months ended December 31, 2015 to $461,000 during the current period.  In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies in the current period is a result of additional discovery studies being conducted for the Company’s subcutaneous candidates.

Outside labs and contract services expense increased by $67,000 from $65,000 during the three months ended December 31, 2015 to $132,000 during the current period.  The increase in outside labs and contract services in the current period is a result of additional discovery work being conducted for the Company’s subcutaneous candidates

Toxicity/efficacy studies expense decreased by $2,584,000 from $3,099,000 during the three months ended December 31, 2015 to $515,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The decrease primarily relates to toxicology studies related to one of our discontinued drug candidates, ARC-521. We anticipate this expense to remain lower in the near term due to the discontinuation of our clinical candidates.

Drug manufacturing expense decreased by $875,000 from $3,100,000 during the three months ended December 31, 2015 to $2,225,000 during the current period.  The decrease is primarily due to the timing of a manufacturing batch that was completed in fiscal 2016 for one of our preclinical candidates.  We anticipate this expense to decrease in the near term due to the discontinuation of our clinical candidates.

Clinical trials expense increased by $1,844,000 from $2,835,000 during the three months ended December 31, 2015 to $4,679,000 during the current period.  The increase is primarily driven by the fact that our ARC-521 study was initiated in fiscal 2015, so minimal expenses had been incurred during the three months ended December 31, 2015 for this study as compared to the current period.  We anticipate this expense to decrease in the near term due to the discontinuation of our clinical candidates.

License, royalty and milestones expense decreased by $21,000 from $21,000 during the three months ended December 31, 2015 to $0 during the current period.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense increased by $311,000 from $281,000 during the three months ended December 31, 2015 to $592,000 during the current period.  The increase relates to increased rental costs for our new lease and larger facility in Madison, Wisconsin, which was entered into in October 2016.

Other research expense increased by $39,000 from $47,000 during the three months ended December 31, 2015 to $86,000 during the current period.  The increase primarily relates to additional miscellaneous supplies purchased to support increased efforts at our larger facility in Madison, Wisconsin.

Salaries – Three months ended December 31, 2016 compared to the three months ended December 31, 2015

The Company employs scientific, technical and administrative staff at its corporate offices and its research facility. Salaries and payroll-related expense consists of salary, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories: general and administrative (G&A) compensation expense, and research and development (R&D) compensation expense, based on the primary activities of each employee. The following table provides details of salary and payroll-related expenses for the periods indicated:

(in thousands, except percentages)

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2016	Category	December 31, 2015	Category	$	%
R&D - compensation-related	$3,249	76%	$2,946	75%	$303	10%
G&A - compensation-related	1,027	24%	974	25%	53	5%
Total	$4,276	100%	$3,920	100%	$356	9%

R&D compensation expense increased by $303,000 from $2,946,000 during the three months ended December 31, 2015 to $3,249,000 during the current period.  Annual merit increases accounted for the majority of the change in compensation-related expense.

G&A compensation expense increased by $53,000 from $974,000 during the three months ended December 31, 2015 to $1,027,000 during the current period. Annual merit increases accounted for the majority of the change in the current period.

General & Administrative Expenses – Three months ended December 31, 2016 compared to the three months ended December 31, 2015

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2016	Category	December 31, 2015	Category	$	%
Professional/outside services	$695	38%	$850	44%	$(155)	-18%
Patent expense	287	16%	281	14%	6	2%
Facilities and related	81	4%	76	4%	5	7%
Travel	180	10%	250	13%	(70)	-28%
Business insurance	148	8%	138	7%	10	7%
Communication and Technology	134	7%	149	8%	(15)	-10%
Office expenses	314	17%	94	5%	220	234%
Other	15	0%	113	5%	(98)	-87%
Total	$1,854	100%	$1,951	100%	$(97)	-5%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense decreased by $155,000 from $850,000 during the three months ended December 31, 2015 to $695,000 during the current period. The decrease primarily related to higher legal fees in 2015 related to litigation cases.

Patent expense remained consistent at $281,000 during the three months ended December 31, 2015 and $287,000 during the current period.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense remained consistent at $76,000 and $81,000 in the three months ended December 31, 2015 and 2016, respectively. Facilities expense relates to recurring expenses associated with our corporate headquarters in Pasadena.

Travel expense decreased by $70,000 from $250,000 during the three months ended December 31, 2015 to $180,000 during the current period.  Travel expense decreased due to the discontinuation of our clinical trials in November 2016 and reduction in R&D headcount. We anticipate this expense to decrease in the near term.

Business insurance expense increased by $10,000 from $138,000 during the three months ended December 31, 2015 to $148,000 during the current period.  Business insurance costs increased primarily due to increases in corporate liability insurance.

Communication and technology decreased by $15,000 from $149,000 during the three months ended December 31, 2015 to $134,000 during the current period.  This category includes costs associated with the Company’s IT infrastructure. The decrease was primarily due to several IT consulting projects completed during fiscal 2016.

Office expense increased by $220,000 from $94,000 during the three months ended December 31, 2015 to $314,000 during the current period. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  The increase is primarily related to moving expenses for the Company’s move to its new facility in Madison, Wisconsin.

Other expense decreased by $98,000 from $113,000 during the three months ended December 31, 2015 to $15,000 during the current period.  This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The decrease in other expense is primarily related to conference attendance fees recorded during the three months ended December 31, 2015.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $2,424,442 and $2,380,343 during the three months ended December 31, 2016 and 2015, respectively.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. Due to additional options and restricted stock units granted to new and existing employees, compensation expense has increased from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $1,185,611 and $794,349 during the three months ended December 31, 2016 and 2015, respectively. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the depreciation on leasehold improvements at the Company’s Madison research facility in the current period.

Other income / expense

Other income / expense was income of $2,815,779 and $76,856 during the three months ended December 31, 2016 and 2015, respectively. The primary component of other income during the three months ended December 31, 2016 was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.  Additionally, the Company recorded $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received during the current period.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash investment.

At December 31, 2016, the Company had cash on hand of approximately $102.1 million as compared to $85.4 million at September 30, 2016.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2016 and 2015 is as follows:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Cash Flow from Continuing Operations:
Operating Activities	$10,000,191	$(21,148,069)
Investing Activities	(5,296,653)	2,593,388
Financing Activities	12,035,583	(494,585)
Net Increase (Decrease) in Cash	16,739,121	(19,049,266)
Cash at Beginning of Period	85,366,448	81,214,354
Cash at End of Period	$102,105,569	$62,165,088

During the three months ended December 31, 2016, the Company generated $10.0 million in cash from operating activities, primarily driven by the $30 million upfront payment received from Amgen.  This was partially offset by cash used for on-going expenses of its research and development programs and corporate overhead. Cash used in investing activities was $5.3 million, which was primarily related to capital expenditures for leasehold improvements on the Company’s Madison research facility and lab equipment purchases.  Cash generated by financing activities of $12.0 million was driven by the $12.5 million equity investment received from Amgen, and was partially offset by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

During the three months ended December 31, 2015, the Company used $21.1 million in cash for operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash provided by investing activities was $2.6 million, primarily related to maturities on fixed income securities of $3.0 million, partially offset by capital expenditures of $0.4 million.  Cash used by financing activities of $0.5 million was driven by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange Commission on December 14, 2016.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2017

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer