Form 10-Q
period 2017-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2017-08-03
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2017 was 74,772,103.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,383,135	$85,366,448
Accounts receivable	937,313	75,000
Prepaid expenses	931,042	1,289,923
Other current assets	896,150	3,771,172
Short term investments	36,754,754	-
TOTAL CURRENT ASSETS	77,902,394	90,502,543
Property and equipment, net	16,134,991	15,386,761
Intangible assets, net	20,889,546	22,164,868
Other assets	154,618	122,333
TOTAL ASSETS	$115,081,549	$128,176,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,233,421	$12,232,906
Accrued expenses	1,993,674	4,587,467
Accrued payroll and benefits	1,034,569	3,969,706
Deferred rent	440,580	440,580
Deferred revenue	13,283,006	2,569,792
Derivative liabilities	83,113	1,602,626
Note Payable	204,844	194,310
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	20,319,614	25,643,794
LONG-TERM LIABILITIES
Deferred rent, net of current portion	2,016,113	2,274,997
Deferred revenue, net of current portion	625,000	2,500,000
Note Payable, net of current portion	2,378,538	2,533,455
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	5,219,651	7,508,452
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 15,652 shares issued and outstanding as of June 30, 2017 and September 30, 2016	-	16
Common stock, $0.001 par value; 145,000,000 shares authorized; 74,772,103 and 69,746,685 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	167,142	162,116
Additional paid-in capital	512,032,168	493,844,909
Accumulated other comprehensive income (loss)	(18,386)	7,449
Accumulated deficit	(422,083,452)	(398,435,043)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	90,097,472	95,579,447
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	89,542,284	95,024,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,081,549	$128,176,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE	$9,342,498	$39,583	$22,693,923	$127,083
OPERATING EXPENSES
Research and development	6,906,016	9,423,195	23,409,892	29,782,854
Salaries and payroll-related costs	3,421,089	4,113,262	11,281,194	12,281,841
General and administrative expenses	1,853,669	2,275,628	5,330,717	8,045,571
Stock-based compensation	1,713,228	2,750,785	5,881,901	7,547,967
Depreciation and amortization	1,162,660	818,200	3,535,915	2,416,461
TOTAL OPERATING EXPENSES	15,056,662	19,381,070	49,439,619	60,074,694
OPERATING LOSS	(5,714,164)	(19,341,487)	(26,745,696)	(59,947,611)
OTHER INCOME (EXPENSE)
Interest income (expense), net	131,358	34,103	265,250	213,543
Change in value of derivatives	63,065	(113,359)	1,519,513	233,052
Other income (expense)	-	-	1,312,524	-
TOTAL OTHER INCOME (EXPENSE)	194,423	(79,256)	3,097,287	446,595
LOSS BEFORE INCOME TAXES	(5,519,741)	(19,420,743)	(23,648,409)	(59,501,016)
Provision for income taxes	-	-	-	-
NET LOSS	(5,519,741)	(19,420,743)	(23,648,409)	(59,501,016)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.07)	$(0.32)	$(0.32)	$(1.00)
Weighted average shares outstanding - basic and diluted	74,772,103	59,966,955	73,603,852	59,764,129
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	12,309	(90,625)	(25,835)	105,713
COMPREHENSIVE LOSS	$(5,507,432)	$(19,511,368)	$(23,674,244)	$(59,395,303)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259
Stock-based compensation	-	-	-	-	5,881,901	-	-	-	5,881,901
Exercise of stock options	-	-	135,730	136	271,795				271,931
Common stock- Restricted Stock Units vesting	-	-	472,889	473	(382,036)	-	-	-	(381,563)
Common stock issued to Amgen at $7.16 per share	-	-	1,745,810	1,746	12,418,254	-	-	-	12,420,000
Preferred stock converted to common stock	(15,652)	(16)	2,670,989	2,671	(2,655)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(25,835)	-	-	(25,835)
Net loss for the nine months ended June 30, 2017	-	-	-	-	-	-	(23,648,409)	-	(23,648,409)
Balance at June 30, 2017	-	$-	74,772,103	$167,142	$512,032,168	$(18,386)	$(422,083,452)	$(555,188)	$89,542,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended	Nine Months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,648,409)	$(59,501,016)
Change in value of derivatives	(1,519,513)	(233,052)
Stock-based compensation	5,881,901	7,547,967
Depreciation and amortization	3,535,915	2,416,461
Amortization/(accretion) of note premiums	(140,041)	201,346
Changes in operating assets and liabilities:
Accounts receivable	(862,313)	-
Prepaid expenses and Other Current Assets	3,176,551	(887,426)
Deferred revenue	8,796,246	-
Accounts payable	(4,353,087)	913,664
Accrued expenses	(5,337,827)	(4,728,300)
Other	(264,921)	24,249
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,735,498)	(54,246,107)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,810,754)	(1,147,748)
Purchases of marketable securities	(39,904,676)	-
Proceeds from sale of marketable securities	3,289,963	16,308,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(44,425,467)	15,160,252
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(97,145)	(162,824)
Payments of taxes for net share settled restricted stock unit issuances	(417,140)	(634,187)
Proceeds from the exercises of warrants and stock options	272,818	2,285,055
Proceeds from the issuance of common stock	12,419,119	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,177,652	1,488,044
NET INCREASE (DECREASE) IN CASH	(46,983,313)	(37,597,811)
CASH AT BEGINNING OF PERIOD	85,366,448	81,214,354
CASH AT END OF PERIOD	$38,383,135	$43,616,543
Supplementary disclosures:
Interest Paid	$(142,033)	$(8,906)
Property and equipment purchased through tenant improvement allowance financing	$-	$(4,849,360)
Income Tax Credits Refunded	$3,635,016	$1,365,288
Income Tax Paid	$(2,400)	$(2,400)

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

During a portion of the first quarter of fiscal 2017, the Company continued to develop its former clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these former clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.

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

At June 30, 2017, the Company had $38.4 million in cash to fund operations.  In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 12 months.  At June 30, 2017, the Company had invested $36.8 million in bonds.  During the nine months ended June 30, 2017, the Company’s cash and investments balances combined decreased by $10.2 million, which was the result of $44.7 million in cash outflows related to operating activities (excluding the upfront payment from Amgen), and $7.8 million of capital expenditures, offset by $42.5 million in upfront payments and equity investments from Amgen.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no restricted cash at June 30, 2017 and September 30, 2016.

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

Investments—The Company may invest excess cash balances in short-term and long-term marketable debt securities and other debt instruments. Investments may include certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. This statement requires certain securities to be classified into three categories:

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

Contingent Consideration - The consideration for the Company’s acquisitions may include potential future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at June 30, 2017 and September 30, 2016, given the discontinuation of its clinical trials.

      Revenue Recognition— Revenue from product sales is recorded when persuasive evidence of an arrangement exists, title has passed and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured.

The Company may generate revenue from technology licenses, collaborative research and development arrangements, and product sales. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, manufacturing and development services and various milestone and future product royalty or profit-sharing payments.  These agreements are considered to be multiple element arrangements.

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

Many of the Company’s collaboration agreements entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration agreement, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically these milestones are not considered probable at the inception of the collaboration.  As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three and nine months ended June 30, 2017 and 2016 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

  In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of  fiscal 2019. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU 2016-10 which provided more specific guidance around the identification of performance obligations and licensing arrangements.  The Company is evaluating the potential effects of the adoption of this update on its financial statements.

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

  In May 2017, the FASB issued ASU No. 2017-09, which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. ASU 2017-09 becomes effective for the Company in the first quarter of fiscal 2019.  The Company does not expect that ASU 2017-09 will have a material impact on the Company's results of operations and consolidated financial statements.

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

Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share, which represents the 30-day volume-weighted average price of the Common Stock on the NASDAQ stock market over the 30 trading days preceding contract execution. Subject to Amgen’s exercise of the Option, as defined in the ARO-AMG1 Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

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

Under the terms of the First Collaboration and License Agreement, the Company has granted a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the First Collaboration and License Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million and $1.9 million of this was amortized into revenue during the three and nine months ended June 30, 2017, respectively.  Should the Company achieve the Arrowhead Deliverable prior to the due date, unrecognized revenue will be accelerated and recognized.

Under the terms of the Second Collaboration and License Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the Second Collaboration and License Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $7.9 million and $19.4 million of this was amortized into Revenue during the three and nine months ended June 30, 2017, respectively.

In January 2017, the Company also entered into a separate services agreement with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA. During the three and nine months ended June 30, 2017, work orders under this services agreement generated approximately $0.8 million and $1.4 million of revenue, respectively.

NOTE 3. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at June 30, 2017 consisted of corporate bonds with maturities remaining of less than one year.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At June 30, 2017, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of June 30, 2017, and September 30, 2016.

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,754,754	$—	$(303,620)	$36,451,134
Total	$36,754,754	$—	$(303,620)	$36,451,134

As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$—	—	$—	$—
Total	$—	—	$—	$—

NOTE 4. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2017	September 30, 2016
Computers, office equipment and furniture	$600,334	$442,915
Research equipment	9,600,062	7,490,400
Software	132,078	80,841
Leasehold improvements	12,161,833	11,885,365
Total gross fixed assets	22,494,307	19,899,521
Less: Accumulated depreciation and amortization	(6,359,316)	(4,512,760)
Property and equipment, net	$16,134,991	$15,386,761

During the nine months ended June 30, 2017, the Company’s Research equipment increased as the Company continues to build out its new research facility in Madison, Wisconsin.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $346,279.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $3,621,389.  Amortization expense for the three and nine months ended June 30, 2017 was $425,107 and $1,275,322, respectively. Amortization expense for the three and nine months ended June 30, 2016 was $425,107 and $1,289,206, respectively.  Amortization expense is expected to be approximately $425,107 for the remainder of fiscal year 2017, $1,700,429 in 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, and $11,962,294 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2016	$22,164,868
Impairment	-
Amortization	(1,275,322)
Balance at June 30, 2017	$20,889,546

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2017, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2017, 74,772,103 shares of Common Stock were outstanding.  At June 30, 2017, 8,978,823 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

During the nine months ended June 30, 2017, 15,652 shares of Series C Preferred Stock were converted into 2,670,990 shares of Common Stock. No preferred stock was outstanding as of June 30, 2017.

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

The following table summarizes information about warrants outstanding at June 30, 2017:

Exercise prices	Number of Warrants	Remaining Life in Years
$2.12	75,000	0.7
$1.83	277,284	0.5
$7.14	80,000	1.0
Total warrants outstanding	432,284

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Monthly rental payments are approximately $27,000 per month, increasing approximately 3% annually.

    The Company also leases approximately 60,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2026.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million, which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million which is accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  Monthly rental payments, including common area maintenance, real estate taxes and payments of principal and interest on the Note Payable are approximately $180,200 per month.  The monthly rental payments (excluding principal and interest on the Note Payable), will increase approximately 2.5% annually.

The Company previously leased additional research facility space in Middleton, Wisconsin; however, this lease expired in December 2016.   Monthly rental expense for the Middleton space was approximately $14,000.  Other monthly rental expenses included common area maintenance and real estate taxes totaling approximately $4,000 per month.

Facility rent expense for the three and nine months ended June 30, 2017 was $328,600 and $1,126,500, respectively, and facility rent expense for the three and nine months ended June 30, 2016 was $232,000 and $659,000, respectively.

 As of June 30, 2017, future minimum lease payments due in fiscal years under operating leases are as follows:

2017	$373,394
2018	1,531,234
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022 and thereafter	5,766,495
Total	$11,221,459

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

As of June 30, 2017, future principal payments due in fiscal years under the note payable are as follows:

2017	$49,857
2018	208,506
2019	223,820
2020	240,258
2021	257,903
2022 and thereafter	1,603,038
Total	$2,583,382

Litigation

The Company and certain of its officers and directors were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  The consolidated class action, initially filed as Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890 (C.D. Cal., filed Oct. 10, 2014), and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911 (C.D. Cal., filed Oct. 13, 2014), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount.  Additionally, three putative stockholder derivative actions captioned Weisman v. Anzalone et al., No. 2:14-cv-08982 (C.D. Cal., filed Nov. 20, 2014), Bernstein (Backus) v. Anzalone, et al., No. 2:14-cv-09247 (C.D. Cal., filed Dec. 2, 2014); and Johnson v. Anzalone, et al., No. 2:15-cv-00446 (C.D. Cal., filed Jan. 22, 2015), were filed in the United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims.  An additional consolidated derivative action asserting similar claims is pending in Los Angeles County Superior Court, initially filed as Bacchus v. Anzalone, et al., (L.A. Super., filed Mar. 5, 2015); and Jackson v. Anzalone, et al. (L.A. Super., filed Mar. 16, 2015).  Each of these suits seeks damages in unspecified amounts and some seek various forms of injunctive relief.  On October 7, 2016, the federal district court dismissed the consolidated class action with prejudice.  On October 10, 2016 the plaintiffs appealed the dismissal of the consolidated class action to the United States Court of Appeals for the Ninth Circuit.  The Weisman and Johnson derivative actions have been dismissed without prejudice.  The Bernstein derivative action remains pending and is stayed pending the related consolidated class action.  The Company believes it has meritorious defenses and intends to vigorously defend itself in each of these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have a material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

   The Company and certain executive officers were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s drug research programs.  The consolidated class action, initially filed as Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505 (C.D. Cal, filed Nov. 15, 2016 ), Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954 (C.D. Cal., filed Dec. 2, 2016), and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310 (C.D. Cal., filed Jan. 13, 2017) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court and is stayed pending the related consolidated class action. Two additional putative stockholder derivative actions, captioned Lucas v. Anzalone, et al., No. 2:17-cv-03207 (C.D. Cal., filed April 28,

2017), and Singh v. Anzalone, et al., No. 2:17-cv-03160 (C.D. Cal., filed April 27, 2017), alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims, are pending in the United States District Court for the Central District of California.  The Lucas and Singh actions have been consolidated. The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of June 30, 2017, these future commitments were estimated at approximately $14.3 million, of which approximately $5.0 million is expected to be incurred in fiscal 2017, and $9.3 million is expected to be incurred beyond fiscal 2017.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and nine months ended June 30, 2017 and 2016, the Company did not reach any milestones.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of June 30, 2017, 2,132,786 and 6,329,079 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2017, there were options granted and outstanding to purchase 2,132,786 and 3,111,017 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,098,001 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2017, there were 493,625 shares reserved for options and 23,333 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three and nine months ended June 30, 2017 no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 18,000 options and 591,000 options were granted under the 2013 Incentive Plan, in each period, 978,000 and 2,623,000 restricted stock units were granted under the 2013 Incentive Plan in each period, 47,000 options were granted as inducement awards to new employees outside of equity incentive plans in each period, and no restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2016	6,691,200	$6.56
Granted	638,000	1.95
Cancelled	(1,456,041)	7.23
Exercised	(135,730)	2.01
Balance At June 30, 2017	5,737,429	$5.98	6.6 years	$37,440
Exercisable At June 30, 2017	4,030,677	$6.33	5.8 years	$0

Stock-based compensation expense related to stock options for the three and nine months ended June 30, 2017 was $1,021,653 and $3,558,082, respectively, and stock-based compensation expense related to stock options for the three and nine months ended June 30, 2016 was $1,476,384 and $4,205,413, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three and nine months ended June 30, 2017 was $70,937 and $849,816, respectively, and the grant date fair value of the options granted by the Company for the three and nine months ended June 30, 2016 was $30,440 and $6,359,672, respectively.

The intrinsic value of the options exercised during the three and nine months ended June 30, 2017 was $0 and $35,512, respectively, and the intrinsic value of the options exercised during the three and nine months ended June 30, 2016 was $0 and $3,515, respectively.

As of June 30, 2017, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $5,749,244 will be recognized in the Company’s results of operations over a weighted average period of 1.9 years.

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

The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2017	2016
Dividend yield	—	—
Risk-free interest rate	1.34 – 2.31%	1.42 – 1.89%
Volatility	79%	89%
Expected life (in years)	5.75 – 6.25	6.25
Weighted average grant date fair value per share of options granted	$1.33	$4.59

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three and nine months ended June 30, 2017, the Company awarded 978,000 and 2,623,000 restricted stock units, respectively, to certain members of management.  At vesting, each existing RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes withheld upon vesting and withholds a number of shares of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2016	1,356,667	$6.72
Granted	2,623,000	1.59
Vested	(773,333)	6.89
Forfeited	(85,000)	1.55
Unvested at June 30, 2017	3,121,334	$2.51

During the three and nine months ended June 30, 2017, the Company recorded $691,575 and $2,323,819 of expense related to RSUs, respectively, and during the three and nine months ended June 30, 2016, the Company recorded $1,274,401 and $3,342,554 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of June 30, 2017, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $3,222,441 will be recognized in the Company’s results of operations over a weighted average period of 1.3 years.

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

The following table summarizes fair value measurements at June 30, 2017 and September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,383,135	$—	$—	$38,383,135
Short-term investments	$36,451,134	$—	$—	$36,451,134
Derivative liabilities	$—	$—	$83,113	$83,113

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,366,448	$—	$—	$85,366,448
Short-term investments	$—	$—	$—	$—
Derivative liabilities	$—	$—	$1,602,626	$1,602,626

As part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at June 30, 2017.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2012 Warrants, the “Warrants”) of which 12,123 warrants were outstanding at June 30, 2017.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three and nine months ended June 30, 2017, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $61,915 and $1,490,863, respectively, and during the three and nine months ended June 30, 2016, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(110,859) and $230,082, respectively.

The assumptions used in valuing the derivative liability were as follows:

2012 Warrants	June 30, 2017	September 30, 2016
Risk-free interest rate	1.14%	0.68%
Expected life	0.5 Years	1.2 Years
Dividend yield	—	—
Volatility	79%	89%

2013 Warrants	June 30, 2017	September 30, 2016
Risk-free interest rate	1.14%	0.68%
Expected life	0.6 Years	1.3 Years
Dividend yield	—	—
Volatility	79%	89%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2016	$1,565,874
Issuance of instruments	—
Change in value	(1,490,863)
Net settlements	—
Value at June 30, 2017	$75,011

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors have the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights have a seven-year term and a current exchange ratio of 0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remain outstanding at June 30, 2017. The exchange rights are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights is estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three and nine months ended June 30, 2017, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $1,150 and $28,650, respectively, and during the three and nine months ended June 30, 2016, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $(2,500) and $2,200, respectively.

The assumptions used in valuing the derivative liability were as follows:

	June 30, 2017	September 30, 2016
Risk-free interest rate	1.14%	0.68%
Expected life	0.7 Years	1.5 Years
Dividend yield	—	—
Volatility	79%	89%

The following is a reconciliation of the derivative liability related to these exchange rights:

Value at September 30, 2016	$36,752
Issuance of instruments	—
Change in value	(28,650)
Net settlements	—
Value at June 30, 2017	$8,102

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

The Company’s investments at June 30, 2017 consisted of corporate bonds with maturities remaining of less than one year.  The total fair value of the investments at June 30, 2017 was $36,451,134.  The fair value of these investments is measured using quoted market prices, and therefore, they are classified as level 1 assets.

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

During a portion of the first quarter of fiscal 2017, the Company continued to develop its former clinical candidates, ARC-520 and ARC-521, for the treatment of chronic hepatitis B infection as well as ARC-AAT, an RNAi therapeutic designed to treat liver disease associated with AATD.  However, in November 2016, the Company announced that it would be discontinuing these clinical programs, and redeploying its resources and focus toward utilizing the Company’s new proprietary subcutaneous and extra-hepatic delivery systems. Each of these former clinical candidates utilized the intravenously administered DPCiv, or EX1, delivery vehicle.  The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during ongoing discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates. Second, the Company has made substantial advances in RNA chemistry and targeting resulting in large potency gains for subcutaneous administered and extra-hepatic RNAi-based development programs. In preclinical studies with the subcutaneous platform, the Company has obtained depth and duration of target gene knockdown approaching that of intravenously administered EX1-containing candidates, at lower doses and with good safety margins.  ARO-HBV and ARO-AAT are the Company’s subcutaneous administered preclinical candidates for chronic hepatitis B virus and liver disease associated with AATD, respectively.

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

Net losses were $5.5 million and $23.6 million during the three and nine months ended June 30, 2017, respectively, and net losses were $19.4 million and $59.5 million during the three and nine months ended June 30, 2016, respectively.  Diluted losses per share were $0.07 and $0.32 during the three and nine months ended June 30, 2017, respectively, and diluted losses per share were $0.32 and $1.00 during the three and nine months ended June 30, 2016, respectively.  Increases in revenue in each period are the driver of the reductions in the net losses and diluted losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through an equity offering completed in August 2016, which generated approximately $43.2 million of net cash proceeds for the Company.  Additionally, the Company received $56.5 million in upfront payments and equity investments from Amgen.  These cash proceeds secured the funding needed to continue to advance our preclinical candidates. The Company had $38.4 million of cash and cash equivalents, $36.8 million in short-term investments and $115.1 million of total assets as of June 30, 2017, as compared to $85.4 million, $0 million and $128.2 million as of September 30, 2016, respectively. Based upon the Company’s current cash and short-term investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Revenue	$9,342,498	$39,583
Operating Loss	(5,714,164)	(19,341,487)
Net Loss	(5,519,741)	(19,420,743)

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Loss per Share (Basic and Diluted)	$(0.07)	$(0.32)

	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016
Revenue	$22,693,923	$127,083
Operating Loss	(26,745,696)	(59,947,611)
Net Loss	(23,648,409)	(59,501,016)
Loss per Share (Basic and Diluted)	$(0.32)	$(1.00)

The increase in our Revenue during the three and nine months ended June 30, 2017 was driven by the upfront payments received from Amgen that we are beginning to recognize in these periods as performance is completed for the ARO-LPA and ARO-AMG1 agreements.  This was also the key driver of the decrease in our Operating Loss, Net Loss and Loss per Share.  Research and Development expenses also decreased in the fiscal 2017 periods due to the discontinuation of our previous clinical programs in November 2016.

Revenue

Total revenue was $9,342,498 and $22,693,923 for the three and nine months ended June 30, 2017 respectively, and total revenue was $39,583 and $127,083 for the three and nine months ended June 30, 2016, respectively.  Revenue in the current period is primarily related to the upfront payments received from Amgen that we are beginning to recognize as performance is completed for the ARO-LPA and ARO-AMG1 agreements.

Under the terms of the ARO-LPA Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA.  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding ARO-LPA in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables are anticipated to be completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $7.9 million and $19.4 million of this was amortized into Revenue during the three and nine months ended June 30, 2017.

Under the terms of the ARO-AMG1 Agreement, the Company has granted a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million and $1.9 million of this was amortized into Revenue during the three and nine months ended June 30, 2017.

In January 2017, the Company also entered into a separate services agreement with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA. During the three and nine months ended June 30, 2017, work orders under this services agreement generated approximately $0.8 million and $1.4 million of Revenue, respectively.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2017 and 2016 are shown in the tables below.

Research and Development Expenses – Three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016

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

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
Laboratory supplies & services	$1,285	19%	$737	8%	$548	74%
In vivo studies	733	11%	505	5%	228	45%
Outside labs & contract services	143	2%	46	1%	97	211%
Toxicity/efficacy studies	110	2%	1,450	15%	(1,340)	-92%
Drug manufacturing	3,135	45%	2,529	27%	606	24%
Clinical trials	793	12%	3,787	40%	(2,994)	-79%
License, royalty & milestones	-	0%	12	0%	(12)	-100%
Facilities and related	648	9%	315	3%	333	106%
Other research expenses	59	1%	42	0%	17	36%
Total	$6,906	100%	$9,423	100%	$(2,517)	-27%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
Laboratory supplies & services	$4,086	18%	$2,072	7%	$2,014	97%
In vivo studies	1,767	8%	1,221	4%	546	45%
Outside labs & contract services	415	2%	116	0%	299	258%
Toxicity/efficacy studies	717	3%	7,142	24%	(6,425)	-90%
Drug manufacturing	5,813	25%	7,849	26%	(2,036)	-26%
Clinical trials	8,649	37%	10,264	35%	(1,615)	-16%
License, royalty & milestones	-	0%	44	0%	(44)	-100%
Facilities and related	1,761	8%	927	3%	834	90%
Other research expenses	202	1%	148	1%	54	36%
Total	$23,410	100%	$29,783	100%	$(6,373)	-21%

Laboratory supplies and services expense increased by $548,000 from $737,000 during the three months ended June 30, 2016 to $1,285,000 during the current period.  Laboratory supplies and services expense increased by $2,014,000 from $2,072,000 during the nine months ended June 30, 2016 to $4,086,000 during the current period.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its new drug candidates.

In vivo studies expense increased by $228,000 from $505,000 during the three months ended June 30, 2016 to $733,000 during the current period.  In vivo studies expense increased by $546,000 from $1,221,000 during the nine months ended June 30, 2016 to $1,767,000 during the current period.  In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies in the current period is a result of additional discovery studies being conducted for the Company’s subcutaneous candidates.

Outside labs and contract services expense increased by $97,000 from $46,000 during the three months ended June 30, 2016 to $143,000 during the current period.  Outside labs and contract services expense increased by $299,000 from $116,000 during the nine months ended June 30, 2016 to $415,000 during the current period.  The increase in outside labs and contract services in the current period is a result of additional discovery work being conducted for the Company’s subcutaneous candidates.

Toxicity/efficacy studies expense decreased by $1,340,000 from $1,450,000 during the three months ended June 30, 2016 to $110,000 during the current period.  Toxicity/efficacy studies expense decreased by $6,425,000 from $7,142,000 during the nine months ended June 30, 2016 to $717,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The decrease primarily relates to toxicology studies related to one of our discontinued drug candidates, ARC-521.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Drug manufacturing expense increased by $606,000 from $2,529,000 during the three months ended June 30, 2016 to $3,135,000 during the current period.  Drug manufacturing expense decreased by $2,036,000 from $7,849,000 during the nine months ended June 30, 2016 to $5,813,000 during the current period.  The increase in the three month period is primarily due to the initiation of manufacturing campaigns for preclinical toxicology and future phase 1 clinical trials for our second-generation candidates ARO-HBV and ARO-AAT.  The decrease in the nine month period is primarily due to the timing of manufacturing services that were completed in fiscal 2016 for our previous clinical candidates.  We anticipate this expense to increase in the near term as our second-generation candidates progress toward the clinic.

Clinical trials expense decreased by $2,994,000 from $3,787,000 during the three months ended June 30, 2016 to $793,000 during the current period.  Clinical trials expense decreased by $1,615,000 from $10,264,000 during the nine months ended June 30, 2016 to $8,649,000 during the current period.  The decrease is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies. We anticipate this expense to remain low in the near term due to the discontinuation of our clinical candidates.

License, royalty and milestones expense decreased by $12,000 from $12,000 during the three months ended June 30, 2016 to $0 during the current period.  License, royalty and milestones expense decreased by $44,000 from $44,000 during the nine months ended June 30, 2016 to $0 during the current period.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either of the fiscal periods discussed above.

Facilities expense increased by $333,000 from $315,000 during the three months ended June 30, 2016 to $648,000 during the current period.  Facilities expense increased by $834,000 from $927,000 during the nine months ended June 30, 2016 to $1,761,000 during the current period.  The increase relates to increased rental costs for our new lease for a larger facility in Madison, Wisconsin, which we began occupying in October 2016.

Other research expense increased by $17,000 from $42,000 during the three months ended June 30, 2016 to $59,000 during the current period. Other research expense increased by $54,000 from $148,000 during the nine months ended June 30, 2016 to $202,000 during the current period. The increase primarily relates to additional miscellaneous supplies purchased to support efforts at our larger facility in Madison, Wisconsin.

Salaries – Three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016

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

(in thousands, except percentages)

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
R&D - compensation-related	$2,440	71%	$3,101	75%	$(661)	-21%
G&A - compensation-related	981	29%	1,012	25%	(31)	-3%
Total	$3,421	100%	$4,113	100%	$(692)	-17%

	Nine Months	% of	Nine Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
R&D - compensation-related	$8,244	73%	$9,179	75%	$(935)	-10%
G&A - compensation-related	3,038	27%	3,103	25%	(65)	-2%
Total	$11,282	100%	$12,282	100%	$(1,000)	-8%

R&D compensation expense decreased by $661,000 from $3,101,000 during the three months ended June 30, 2016 to $2,440,000 during the current period.  R&D compensation expense decreased by $935,000 from $9,179,000 during the nine months ended June 30, 2016 to $8,244,000 during the current period.  The decrease is primarily due to the reduction in force in November 2016.

G&A compensation expense decreased by $31,000 from $1,012,000 during the three months ended June 30, 2016 to $981,000 during the current period. G&A compensation expense decreased by $65,000 from $3,103,000 during the nine months ended June 30, 2016 to $3,038,000 during the current period. The decrease is primarily due to the reduction in force in November 2016.

General & Administrative Expenses – Three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
Professional/outside services	$861	47%	$879	39%	$(18)	-2%
Patent expense	298	16%	540	24%	(242)	-45%
Facilities and related	83	5%	84	4%	(1)	-1%
Travel	215	12%	258	11%	(43)	-17%
Business insurance	170	9%	173	8%	(3)	-2%
Communication and Technology	80	4%	176	8%	(96)	-55%
Office expenses	123	7%	66	3%	57	86%
Other	23	1%	100	4%	(77)	-77%
Total	$1,853	100%	$2,276	100%	$(423)	-19%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2017	Category	June 30, 2016	Category	$	%
Professional/outside services	$2,319	44%	$3,548	44%	$(1,229)	-35%
Patent expense	859	16%	1,136	14%	(277)	-24%
Facilities and related	246	5%	240	3%	6	3%
Travel	557	10%	677	8%	(120)	-18%
Business insurance	454	9%	455	6%	(1)	0%
Communication and Technology	327	6%	458	6%	(131)	-29%
Office expenses	496	9%	227	3%	269	119%
Other	73	1%	1,305	16%	(1,232)	-94%
Total	$5,331	100%	$8,046	100%	$(2,715)	-34%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense decreased by $18,000 from $879,000 during the three months ended June 30, 2016 to $861,000 during the current period. Professional/outside services expense decreased by $1,229,000 from $3,548,000 during the nine months ended June 30, 2016 to $2,319,000 during the current period. The decrease primarily related to higher legal fees in the previous periods related to litigation cases.

Patent expense decreased by $242,000 from $540,000 during the three months ended June 30, 2016 to $298,000 during the current period.  Patent expense decreased by $277,000 from $1,136,000 during the nine months ended June 30, 2016 to $859,000 during the current period.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense remained consistent at $84,000 and $83,000 in the three months ended June 30, 2016 and 2017, respectively. Facilities-related expense remained consistent at $240,000 and $246,000 in the nine months ended June 30, 2016 and 2017, respectively. Facilities expense relates to recurring expenses associated with our corporate headquarters in Pasadena.

Travel expense decreased by $43,000 from $258,000 during the three months ended June 30, 2016 to $215,000 during the current period.  Travel expense decreased by $120,000 from $677,000 during the nine months ended June 30, 2016 to $557,000 during the current period.  Travel expense decreased due to the discontinuation of our clinical trials in November 2016 and a reduction in R&D headcount.

Business insurance expense was consistent at $173,000 and $170,000 during the three months ended June 30, 2016 and 2017, respectively.   Business insurance expense was consistent at $455,000 and $454,000 during the nine months ended June 30, 2016 and 2017, respectively.   Business insurance costs consist of directors and officers insurance, property insurance, corporate liability insurance as well as insurance related to our previous clinical programs.

Communication and technology decreased by $96,000 from $176,000 during the three months ended June 30, 2016 to $80,000 during the current period.  Communication and technology decreased by $131,000 from $458,000 during the nine months ended June 30, 2016 to $327,000 during the current period.  This category includes costs associated with the Company’s IT infrastructure. The decrease was primarily due to several IT consulting projects completed during fiscal 2016.

Office expense increased by $57,000 from $66,000 during the three months ended June 30, 2016 to $123,000 during the current period.  Office expense increased by $269,000 from $227,000 during the nine months ended June 30, 2016 to $496,000 during the current period.  These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  The increase is primarily related to moving expenses for the Company’s move to its new facility in Madison, Wisconsin.

Other expense decreased by $77,000 from $100,000 during the three months ended June 30, 2016 to $23,000 during the current period.  Other expense decreased by $1,232,000 from $1,305,000 during the nine months ended June 30, 2016 to $73,000 during the current period.  This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The decrease in other expense in the nine month period relates to litigation in the fiscal 2016 periods that was settled.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $1,713,228 and $5,881,901 during the three and nine months ended June 30, 2017, respectively.  Stock-based compensation expense, a noncash expense, was $2,750,785 and $7,547,967 during the three and nine months ended June 30, 2016, respectively.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense in each period is primarily related to the decrease in the Company’s stock price, which is a key input in deriving the valuations of the awards.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $1,162,660 and $3,535,915 during the three and nine months ended June 30, 2017, respectively. Depreciation and amortization expense, a noncash expense, was $818,200 and $2,416,461 during the three and nine months ended June 30, 2016, respectively. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the depreciation on leasehold improvements at the Company’s new Madison research facility in the current period.

Other income / expense

Other income / expense was income of $194,423 and $3,097,287 during the three and nine months ended June 30, 2017, respectively. Other income / expense was expense of $79,256 and income of $446,595 during the three and nine months ended June 30, 2016, respectively. The primary component of other income during the nine months ended June 30, 2017 was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.  Additionally, the Company recorded $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received in fiscal 2017.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash investment.

At June 30, 2017, the Company had cash on hand of approximately $38.4 million and short-term investments of $36.8 million as compared to cash on hand of $85.4 million and short-term investments of $0 million at September 30, 2016.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2017 and 2016 is as follows:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Operating Activities	$(14,735,498)	$(54,246,107)
Investing Activities	(44,425,467)	15,160,252
Financing Activities	12,177,652	1,488,044
Net Increase (Decrease) in Cash	(46,983,313)	(37,597,811)
Cash at Beginning of Period	85,366,448	81,214,354
Cash at End of Period	$38,383,135	$43,616,543

During the nine months ended June 30, 2017, the Company used $14.7 million in cash from operating activities, primarily driven by $44.7 million of cash used for the on-going expenses of its research and development programs and general and administrative expenses, partially offset by the $30 million upfront payment received from Amgen.  Cash used in investing activities was $44.4 million, which was primarily related to investments in short-term fixed-income securities of $39.9 million and $7.8 million of capital expenditures for leasehold improvements on the Company’s Madison research facility and lab equipment purchases.  Cash generated by financing activities of $12.2 million was driven by the $12.5 million equity investment received from Amgen, and was partially offset by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

During the nine months ended June 30, 2016, the Company used $54.2 million in cash from operating activities, which represents the on-going expenses of its research and development programs and general and administrative expenses. Cash provided by investing activities was $15.2 million, which was primarily related to maturities on fixed income securities of $16.3 million and partially offset by capital expenditures of $1.1 million.  Cash provided by financing activities of $1.5 million was primarily driven by cash received from the exercise of warrants and stock options of $2.3 million and partially offset by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period of $0.6 million.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2017

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer