Form 10-K
period 2017-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2017-12-12
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $137 million based upon the closing stock price of issuer’s Common Stock on March 31, 2017. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 6, 2017, 74,828,280 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

In fiscal 2017, Arrowhead refocused its resources on therapeutics that exclusively utilize the company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; ability to target multiple tissue types including liver, lung, and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

As part of the refocusing of resources, Arrowhead announced in November 2016 that it would be discontinuing all clinical programs, that utilized the intravenously administered dynamic polyconjugate (DPC), or EX1, delivery vehicle. The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates exploring doses of EX1 higher than those planned to be used in humans. Second, the Company had made substantial advances in RNA chemistry and targeting, resulting in large potency gains for development programs utilizing the TRiMTM technology, making EX1 no longer necessary.

Pipeline Overview

Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins. The depth and versatility of our RNAi technologies enable us to address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics.

*Planned CTA filing time points discussed in figure above and in the paragraphs below are based on calendar quarters, not fiscal.

ARO-AAT

ARO-AAT is an RNAi therapeutic candidate for the treatment of liver disease associated with alpha-1 antitrypsin deficiency. ARO-AAT is designed to knock down the Alpha-1 antitrypsin (AAT) gene transcript and reduce the hepatic production of the mutant AAT protein. ARO-AAT is a next-generation subcutaneously administered compound that follows previous generation AAT compound ARC-AAT. A Clinical Trial Application (CTA) is planned for the first quarter of 2018.

Goal of ARO-AAT Treatment

The goal of ARO-AAT treatment is prevention and potential reversal of Z-AAT accumulation-related liver injury and fibrosis. Reduction of inflammatory Z-AAT protein, which has been clearly defined as the cause of progressive liver disease in AATD patients, is important as it is expected to halt the progression of liver disease and allow fibrotic tissue repair.

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

ARO-HBV

ARO-HBV is an RNAi therapeutic candidate for the treatment of chronic hepatitis B infection with the goal of achieving a functional cure. ARO-HBV is a next-generation subcutaneously administered compound that follows previous generation HBV compounds ARC-520 and ARC-521. A CTA is planned for the second quarter of 2018.

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

Figure 1: Mechanism of action NUCs                                                                        Figure 2: Mechanism of action ARO-HBV

ARO-APOC3

ARO-APOC3 is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including VLDL and chylomicrons and a key regulator of triglyceride metabolism. The company believes that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. A CTA is planned for the fourth quarter of 2018.

Hypertriglyceridemia

Elevated triglyceride levels are an independent risk factor for cardiovascular disease. Severely elevated triglycerides (often over 2,000 mg/dL) in patients with familial chylomicronemia syndrome (FCS), a rare genetic disorder, can result in potentially fatal acute pancreatitis.

ARO-ANG3

ARO-ANG3 is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. A CTA is planned for the fourth quarter of 2018.

Hyperlipidemia and Hypertriglyceridemia

Hyperlipidemia and hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.

ARO-LUNG1

ARO-LUNG1 is Arrowhead’s first therapeutic candidate to utilize the TRiMTM platform to target an undisclosed disease of the lung. A CTA is planned for the fourth quarter of 2018.

ARO-HIF2

ARO-HIF2 is being developed for the treatment of clear cell renal cell carcinoma (ccRCC). ARO-HIF2 is designed to inhibit the production of HIF-2α, which has been linked to tumor progression and metastasis in ccRCC. Arrowhead believes it is an attractive target for intervention because over 90% of ccRCC tumors express a mutant form of the Von Hippel-Landau protein that is unable to degrade HIF-2α, leading to its accumulation during tumor hypoxia and promoting tumor growth. It is the first drug candidate to utilize the TRiMTM platform to target tumors. A CTA is planned for 2019.

ARO-F12

ARO-F12 is in development as a potential treatment for factor 12 (F12) mediated diseases such as hereditary angioedema (HAE) and thromboembolic disorders. Factor 12 initiates the intrinsic coagulation pathway and reducing its production using Arrowhead’s RNAi technology may present opportunities in both disease areas.

Thrombosis and HAE

Thrombosis is the formation of blood clots that can obstruct blood flow. Broadly speaking, thrombosis can occur in veins or arteries and may cause serious repercussions if not treated. HAE is a rare genetic disorder with a prevalence of approximately 1/5,000-1/10,000. Patients with HAE can experience recurrent and dangerous acute inflammatory attacks in multiple tissues, with attacks of laryngeal edema being particularly serious and potentially fatal.

Partner-based Programs

ARO-LPA (AMG 890) and ARO-AMG1

ARO-LPA (AMG 890) is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen acquired a worldwide, exclusive license in September 2016 to develop and commercialize ARO-LPA (AMG 890).

ARO-AMG1 is being developed against an undisclosed genetically-validated cardiovascular target under a license and collaboration agreement with Amgen.

    Under the terms of the agreements taken together for ARO-LPA (AMG 890)  and ARO-AMG1, the Company received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and the Company is eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) agreement.

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

Small molecule and antibody drugs have proven effective at inhibiting certain cell surface, intracellular, and extracellular targets. However, other drug targets have proven difficult to inhibit with traditional drug-based and biologic therapeutics. Developing effective drugs for these targets would have the potential to address large underserved markets for the treatment of many diseases. Using the ability to specifically silence any gene, RNAi therapeutics may be able to address previously “undruggable” targets, unlocking the market potential of such targets.

Figure 3: Mechanism of RNA interference

This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers are introduced into a cell and get loaded into the RNA-induced silencing complex, (RISC). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (mRNA), and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.

Key Advantages of RNAi as a Therapeutic Modality

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

Targeted RNAi Molecule (TRiMTM) Platform

Arrowhead’s Targeted RNAi Molecule (TRiMTM) platform utilizes ligand-mediated delivery and is designed to enable tissue-specific targeting while being structurally simple. Targeting has been core to Arrowhead’s development philosophy and the TRiMTM platform builds on more than a decade of work on actively targeted drug delivery vehicles. Arrowhead scientists have discovered ways to progressively “TRiM” away extraneous features and chemistries and retain optimal pharmacologic activity.

The TRiMTM platform comprises a highly potent RNA trigger identified using Arrowhead’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker and chemistries; structures that enhance pharmacokinetics; and highly potent RNAi triggers with sequence specific stabilization chemistries.

Therapeutics developed with the TRiMTM platform offer several advantages: simplified manufacturing and reduced costs; multiple routes of administration; and potential for improved safety because there are less metabolites from smaller molecules, thereby reducing the risk of intracellular buildup. At Arrowhead, we also believe that for RNAi to reach its true potential, it must target organs outside the liver. Arrowhead is leading this expansion with the TRiMTM platform, which has the potential to reach multiple tissues, including liver, lung, and tumor.

Figure 4: Targeted RNAi Molecule (TRiMTM) Schematic

RNA Chemistries

The structure and chemistries of the oligonucleotide molecules used to trigger the RNAi mechanism can be tailored for optimal activity. Arrowhead’s broad portfolio of RNA trigger structures and chemistries, including some proprietary structures, enable the company to optimize each drug candidate on a target-by-target basis and utilize the combination of structure and chemical modifications that yield the most potent RNAi trigger.

As a component of the TRiMTM platform, Arrowhead’s design philosophy for RNA chemical modifications is to start with a structurally simple molecule and add only selective modification and stabilization chemistries as necessary to achieve the desired level of target knockdown and duration of effect. The conceptual framework for the stabilization strategy starts with a more sophisticated RNAi trigger screening and selection process that identifies potent sequences rapidly in locations that others may miss. We pursue chemical stabilization strategies with a target duration of effect of 30-90 days and typically limit the use of strategies that produce longer activity because we anticipate that such strategies will increase long-term safety risks.

Intellectual Property and Key Agreements

The Company controls approximately 333 issued patents (including 179 directed to RNAi trigger molecules; 17 directed to targeting groups or targeting compounds; and 19 for hydrodynamic gene delivery), including European validations, and approximately 280 currently pending patent applications worldwide from 53 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Uruguay, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of Arrowhead’s TRiMTM platform, and are targeted to reduce expression of several gene targets, including the following:

Patent Group	Estimated Year(s) of Expiration
RNAi Triggers Gene Target
HBV	2032, 2036, 2037
AAT	2035
LPA	2036
Factor 12	2036
HIF2α	2034, 2036
RRM2	2031
APOC3	2035
α-ENaC	2028
β-ENaC	2031
β-Catenin	2033
Cx43	2029
HCV	2023
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028

Delivery Technologies

The delivery technology-related patent applications, which include components used in Arrowhead’s TRiMTM platform, have been filed and issued in the United States, Australia, Canada, Europe, France, Germany, Italy, Spain, Switzerland, United Kingdom, India, Japan, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year of Expiration
Targeting ligands and other RNAi delivery technologies
Targeting groups (Galactose derivative trimer-PK)	2031
Targeting groups (αvβ3 integrin)	2035
Targeting groups (αvβ6 integrin)	2037
Targeting groups (Galactose derivative ligands)	2037
RNAi agent design (5′-phosphate mimic)	2037
Physiologically labile linkers	2036
Biologically cleavable linkers	2036
Transferrin targeting	2028
LDLR targeting	2028
Peptide targeting (CPP-Arg)	2028
Peptide targeting (YM3-10H)	2032

Hydrodynamic delivery
Second iteration	2020
Third iteration	2024

The RNAi and drug delivery patent landscapes are complex and rapidly evolving. As such, we may need to obtain additional patent licenses prior to commercialization of our candidates. You should review the factors identified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Non-Exclusively Licensed Patent Rights obtained from Roche

On October 21, 2011, Arrowhead acquired the RNAi therapeutics business of Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). Roche built this business unit in a manner that only a large pharmaceutical company is capable of: backed by expansive capital resources, Roche systematically acquired technologies, licensed expansive intellectual property rights, attracted leading scientists, and developed new technologies internally. At a time when the markets were questioning whether RNAi could become a viable therapeutic modality, we saw great promise in the technology broadly and the quality of what Roche built specifically. The acquisition provided us with two primary sources of value:

•	Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, UNA, meroduplex, and dicer substrate structures; and
•	A large team of scientists experienced in RNAi and oligonucleotide delivery.

Pursuant to this acquisition, Roche assigned to Arrowhead its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (the “COH License”) (Collectively the “RNAi Licenses”). The RNAi Licenses provide the Company with non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing rights and the right to sublicense a broad portfolio of intellectual property relating to the discovery, development, manufacture, characterization, and use of therapeutic products that function through the mechanism of RNA interference for specified targets.

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

Chemical modifications of double-stranded oligonucleotides

The RNAi Licenses also include patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides.  Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in U.S. Patent No. 9,074,205 assigned to Marina Biotech (f/k/a MDRNA, Inc.), and microRNAs described in U.S. Patent Nos. 7,582,744; 7,674,778, and 7,772,387 assigned to Alnylam, as well as U.S. Patent No. 8,314,227 related to unlocked nucleic acids (UNA). The ‘227 patent was assigned by Marina Biotech to Arcturus Therapeutics, Inc. but remains part of the MDRNA License.  The RNAi Licenses also include rights from INEX/Tekmira relating to lipid-nucleic acid particles, and oligonucleotide modifications to improve pharmacokinetic activity including resistance to degradation, increased stability, and more specific targeting of cells from Alnylam and Ionis Pharmaceuticals, Inc. (f/k/a ISIS Pharmaceuticals, Inc.).

Manufacturing techniques for the double-stranded oligonucleotide molecules or chemical modifications

The RNAi Licenses also include patents relating to the synthesis and manufacture of double-stranded oligonucleotide molecules for use in RNA interference, as well as chemical modifications of such molecules, as described above.  These include methods of synthesizing the double-stranded oligonucleotide molecules such as in the core “Tuschl I” allowed U.S. Application No. 12/897,749, the core “Tuschl II” U.S. Patent Nos. 7,056,704; 7,078,196; and 8,445,327; and Alnylam’s U.S. Patent No. 8,168,776, as well as methods of making chemical modifications of the double-stranded oligonucleotides such as described in Alnylam’s U.S. Patent No. 7,723,509.  Patent applications are currently pending that further cover manufacturing techniques for double-stranded oligonucleotide molecules or chemical modifications.

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

2012 License to Alnylam

In consideration for licenses obtained from Alnylam to certain RNAi intellectual property, in January 2012 we granted Alnylam a worldwide non-exclusive, sublicensable royalty-bearing license under our broad and target-specific DPC intellectual property rights to research, develop and commercialize RNAi-based products against a single undisclosed target in combination with DPC technology. Under the license to Alnylam, Alnylam may be obligated to pay us development and sales milestone payments of up to the low double-digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale.  Additionally, Alnylam may be obligated to pay us low single-digit percentage royalties on sales of such products.

Acquisition of Assets from Novartis

On March 3, 2015, the Company entered into an Asset Purchase and Exclusive License Agreement (the “RNAi Purchase Agreement”) with Novartis pursuant to which the Company acquired Novartis’ RNAi assets and rights thereunder. Pursuant to the RNAi Purchase Agreement, the Company acquired or licensed certain patents and patent applications owned or controlled by Novartis related to RNAi therapeutics, assignment of Novartis’s rights under a license from Alnylam (the “Alnylam-Novartis License”), rights to three pre-clinical RNAi candidates, and a license to certain Novartis assets (the “Licensed Novartis Assets”).  The patents acquired from Novartis include multiple patent families covering delivery technologies and RNAi-trigger design rules and modifications.  The Licensed Novartis Assets include an exclusive, worldwide right and license, solely in the RNAi field, with the right to grant sublicenses through multiple tiers under or with respect to certain patent rights and know how relating to delivery technologies and RNAi-trigger design rules and modifications.  Under the assigned Alnylam-Novartis License, the Company acquired a worldwide, royalty-bearing, exclusive license with limited sublicensing rights to existing and future Alnylam intellectual property (including intellectual property that came under Alnylam’s control on or before March 31, 2016), excluding intellectual property concerning delivery technology, to research, develop and commercialize 30 undisclosed gene targets.

       We see the Roche and Novartis acquisitions as a powerful combination of intellectual property, R&D infrastructure, and RNAi experts. This foundation and substantial progress made by Arrowhead scientists over the last few years enable us to develop what we think are optimal RNAi therapeutics.

Cardiovascular Collaboration and License Agreements with Amgen

      On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License, Amgen received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA (AMG 890)   program. The ARO-LPA (AMG-890) RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and may receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) agreement.

Research and Development Facility

Arrowhead’s research and development operations are located in Madison, Wisconsin. Substantially all of the Company’s assets are located either in this facility or in our corporate headquarters in Pasadena. A summary of our research and development resources is provided below:

•	Approximately 70 scientists currently;
•	State-of-the-art laboratories consisting of 60,000 total sq. ft.;
•	Complete small animal facility;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for cardio metabolic, viral, lung, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	In-house drug manufacturing capabilities to produce first-in-human GMP (phase appropriate) material;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR, clinical chemistry analytics.

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in discovering, developing and testing our clinical and preclinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of contract research organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as good laboratory practice (“GLP”) toxicology studies necessary to support clinical trials, both of which are outsourced to cGMP-compliant manufacturers and GLP-compliant laboratories. Total research and development expense for fiscal 2017 was $31.7 million, a decrease from $41.5 million in 2016 and a decrease from $47.3 million in 2015.

At September 30, 2017, we employed approximately 76 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses for our R&D activities were $11.7 million in fiscal 2017, $13.9 million in fiscal 2016, and $11.6 million in fiscal 2015.  Laboratory supplies including animal-related costs for in-vivo studies were $7.7 million, $4.3 million, and $3.1 million in fiscal 2017, 2016, and 2015, respectively.

Costs related to the manufacture of clinical supplies, GLP toxicology studies and other outsourced lab studies, as well as clinical trial costs were $21.3 million, $32.6 million, and $41.8 million in fiscal 2017, 2016, and 2015, respectively.

Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $2.3 million, $1.3 million, and $1.0 million in fiscal 2017, 2016, and 2015, respectively. Other research and development expenses were $0.3 million, $3.2 million, and $1.4 million in fiscal 2017, 2016 and 2015, respectively. These expenses are primarily related to milestone payments, which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.4 million for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $300,000.  These fees are typically increased annually.

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, including employees of affiliates, submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third party controls, or has the power to control, both entities.  In addition, an application to market a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. After approval, the FDA may seek to prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation entitles the applicant to incentives such as grant funding towards clinical study costs, tax advantages, and waivers of FDA user fees.  Orphan drug designation must be requested before submitting an NDA, and both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act and FDA’s implementing regulations at 21 C.F.R. Part 316.  The granting of an orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval.  Safety and effectiveness of a drug must be established through adequate and well-controlled studies.

After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other application to market the same drug for the same indication, except in very limited circumstances, for seven years.  Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs.  For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life threatening disease or condition and data demonstrate its potential to address unmet medical needs for the disease or condition.  The key benefits of Fast Track Designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met.  The FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing.  Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established the  Breakthrough Therapy designation.  A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Legislative Developments

The 21st Century Cures Act (Cures Act), which was signed into law in December 2016, includes provisions to accelerate the development and delivery of new treatments.  For example, the Cures Act requires the FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, to issue guidance on adaptive and novel clinical trial designs for new drugs, and to establish a process for qualifying drug development tools used to support FDA approval for marketing or investigational use of a drug. The Cures Act also permits the FDA to rely on qualified data summaries to support the approval of a supplemental application for an already approved drug.  The FDA is in the process of implementing the Cures Act requirements.

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

Pursuant to the EU Clinical Trial Directive 2001/20/EC, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

In 2014, a new Clinical Trial Regulation 536/2014, replacing the EU Clinical Trials Directive, was adopted. The new Regulation will become directly applicable in all European Union member states (without national implementation) once the relevant EU portal and database are fully functional. It is expected that this will occur in the second half of 2019. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonised electronic submission and assessment process for clinical trials conducted in multiple Member States. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. Information stored in the EU database will be made publicly available subject to transparency rules.

To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application (MAA) either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

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

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member state before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

Other legislation regarding marketing, authorization and pricing of pharmaceutical products in the European Union

Other core legislation relating to the marketing, authorization and pricing of pharmaceutical products in the European Union includes the following:

•

Directive 2001/83/EC, establishing the requirements and procedures governing the marketing authorization for medicinal products for human use, as well as the rules for the constant supervision of products following authorization.  This Directive has been amended several times, most recently by Directive 2012/26/EU regarding  pharmacovigilance, and the Falsified Medicines Directive 2011/62/EU.

•	Regulation (EC) 726/2004, as amended, establishing procedures for the authorization , supervision and pharmacovigilance of medicinal products for human and veterinary use and establishing the EMA.
•

Regulation (EC) 469/2009, establishing the requirements necessary to obtain a Supplementary Protection Certificate, which extends the period of patent protection applicable to medicinal products at the EU-level.

•

Directive 89/105/EEC, ensuring the transparency of measures  taken by the European Union member states to set the prices and reimbursements of medicinal products. Specifically, while each member state has competence over the pricing and reimbursement of medicines for human use, they must also comply with this Directive, which establishes procedures to ensure that member state decisions and policies do not obstruct trade in medicinal products. The European Commission proposed to repeal and replace Directive 89/105/EEC, but this proposal was withdrawn in 2015.

•	Directive 2003/94/EC, laying down the principles of good manufacturing practice in respect of medicinal products and investigational medicinal products for human use (the "GMP Directive").
•

Directive 2005/28/EC of April 8 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorisation of the manufacturing or importation of such products" (the "GCP Directive").

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in the European Union, its member states and other states of Europe that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of pharmaceutical products. In addition to new legislation, pharmaceutical regulations and policies are often revised or interpreted by the EMA and national agencies in ways that may significantly affect our business and our products.

On March 29 2017, the United Kingdom triggered Article 50 of the Treaty of the Functioning of the European Union in order to formally leave the European Union (the so-called “Brexit”). We cannot predict the regulatory implications of Brexit in the (i) enforcement of EU law in the UK before Brexit (which might be less stringent); and / or (ii) the post-Brexit UK regime on market authorizations.

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

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from soliciting, offering, receiving or providing any remuneration (in cash or in kind), directly or indirectly, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any item, facility or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare and Medicaid;

•

the federal Foreign Corrupt Practices Act (FCPA) prohibits, among other things, U.S. corporations and persons acting on their behalf from offering, promising, authorizing or making payments to any foreign government official (including certain healthcare professionals in many countries), political party, or political candidate in an attempt to obtain or retain business or otherwise seek preferential treatment abroad;

•

the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistlebloers to bring civil actions (qui tam actions) on behalf of the federal government, imposes civil penalties, as well as liability for damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for, among other conduct, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes criminal and civil liability and penalties on those who violate requirements, including mandatory contractual terms, intended to safeguard the privacy, security, transmission and use of individually identifiable health information;

•

the federal false statements statute relating to healthcare matters prohibits falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal Physician Payment Sunshine Act requires manufacturers of drugs (among other products) to report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests in the reporting manufacturers;

•

similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers;

•

certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by HHS Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.

Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Certain Financial Information

The financial information required in this Item 1 is included in Part II, Item 6 and Part IV, Item 15 of this Annual Report on Form 10-K.

Corporate Information

Arrowhead was originally incorporated in South Dakota in 1989 and was reincorporated in Delaware in 2000. In April 2016, Arrowhead changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400. We also operate a research and development facility in Madison, Wisconsin. As of September 30, 2017, Arrowhead had 93 full-time employees.

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

Risks Related to Our Company

Risks Related to Our Discovery, Development, and Commercialization of Medicines

There are substantial risks inherent in attempting to commercialize our new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

Our research and development efforts involve therapeutics based on RNA interference and our delivery systems, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not proven.  For instance, the theory that knockdown of S-antigen in chronic hepatitis B patients will result in a functional cure is unproven.  Similarly, the reduction of the production of mutant alpha-1 antitrypsin in the liver may not lead to a reduction of globules in the liver, and even if it leads to a reduction in such globules, this may not lead to other beneficial hepatic changes.  It is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver.  Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

There can be no assurance that our product candidates will obtain regulatory approval.

The sale of human therapeutic products in the U.S. and foreign jurisdictions is subject to extensive and time consuming regulatory approval which requires, among other things:

•	controlled research and human clinical testing;

•	establishment of the safety and efficacy of the product;

•	government review and approval of a submission containing manufacturing, pre-clinical and clinical data; and

•	adherence to cGMP regulations during production and storage.

The product candidates we currently have under development will require significant development, pre-clinical and clinical testing and investment of significant funds to gain regulatory approval before they can be commercialized. The results of our research and human clinical testing of our products may not meet regulatory requriements.  Some of our product candidates, if approved, will require the completion of post-market studies. There can be no assurance that any of our products will be further developed and approved. The process of completing clinical testing and obtaining required approvals will take a number of years and require the use of substantial resources. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals for any or all of our products, we will not be able to market such product and our operations may be adversely affected.

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

We must demonstrate our product candidates’ safety and efficacy in humans through extensive clinical testing. Our research and development programs are at an early stage of development. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•	the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	after reviewing test results, we may abandon projects that we might previously have believed to be promising;

•	we or our regulators may suspend or terminate clinical trials because the participating subjects or patients are being exposed to unacceptable health risks; and

•	our product candidates may not have the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by clinical trial participants, consumers, health-care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial liabilities. Regardless of merit or eventual outcomes of such claims, product liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of litigation;

•	substantial monetary awards to patients or other claimants; and

•	loss of revenues.

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

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

We may not enjoy the market exclusivity benefits of our orphan drug designation.

Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication.  Under the Orphan Drug Act, the first product with an orphan designation receives market exclusivity, which prohibits FDA from approving the “same” drug for the same indication.  The FDA has stated that drugs can be the “same” even when they are not identical, but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs.  It is possible that another RNAi drug could be approved for the treatment of a disease one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

Our success depends on the attraction and retention of senior management and scientists with relevant expertise.

Our future success depends to a significant extent on the continued services of our key employees, including our senior scientific, technical and managerial personnel. We do not maintain key person life insurance for any of our executives and we do not maintain employment agreements with many senior employees. Competition for qualified employees in the pharmaceutical industry is high, and our ability to execute our strategy will depend in part on our ability to continue to attract and retain qualified scientists and management. If we are unable to find, hire and retain qualified individuals, we will have difficulty implementing our business plan in a timely manner, or at all.

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

We are party to license agreements to incorporate third party proprietary technologies into our drug products under development. These license agreements require us to pay royalties and satisfy other conditions, including conditions in some cases related to the commercialization of the licensed technology. We may not be able to successfully incorporate these technologies into marketable products or, if we do, sales may not be sufficient to recover the amounts that we are obligated to pay to the licensors. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which would limit our ability to implement our current business plan and harm our business and financial condition.

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

Risks Related to Our Business Model

Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the products we develop.  Our drug candidates are in the early stages of development and because we have a short development history with both RNA interference and our delivery technologies, there is a limited amount of information about us upon which you can evaluate our business and prospects.

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We have only a limited history upon which one can evaluate our RNAi therapeutic business as our drug candidates are still at an early stage of development. Thus, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

●	Execute product development activities using unproven technologies;

●	Build, maintain, and protect a strong intellectual property portfolio;

●	Demonstrate safety and efficacy of our drug candidates in multiple human clinical studies;

●	Receive FDA approval and approval from similar foreign regulatory bodies;
●	Gain market acceptance for the development and commercialization of any drugs we develop;

●	Ensure our products are reimbursed by commercial and/or government payors at a rate that permits commercial viability;
●	Develop and maintain successful strategic relationships with suppliers, distributors, and commercial licensing partners;

●	Manage our spending and cash requirements as our expenses will increase in the near term if we add programs and additional preclinical and clinical trials; and
●	Effectively market any products for which we obtain marketing approval.

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

We have limited manufacturing capabilities and experience. Our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards beyond those applicable to active pharmaceutical ingredients used in phase 1 studies.  There are a limited number of manufacturers that supply synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

Additionally, our product candidates have not yet been manufactured for commercial use. If any of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.

Manufacturers of our approved products, if any, must comply with cGMP requirements enforced by the FDA and foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, the development of our products may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third parties to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs and delays to us.

We face competition from various entities including large pharmaceutical companies, small biotech companies, private companies, and research institutions.

Many of our competitors have greater financial resources and may have more experience in research and development, manufacturing, managing clinical trials and/or regulatory compliance than we do.  Our competitors may compete with us for lead clinical trial investigators, clinical trial site locations and patient enrollment.  These competitors may also compete with us on recruiting scientific and management personnel.  Because our products are in the early stages of development, along with many of the competing products, and given unpredictability inherent in drug development, it is difficult to predict which third parties may provide the most competition, and on what specific basis that competition may be based.

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

We have incurred net losses since our inception, including net losses of $34.4 million for the fiscal year ended September 30, 2017. We expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability.

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

At September 30, 2017, we had $40.8 million in fixed income marketable securities. These investments are in corporate bonds nearing maturity, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Investment and Securities Risks

Our Board of Directors has adopted a rights agreement and has the authority to issue shares of “blank check” preferred stock, which may make an acquisition of the Company by another company more difficult.

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of the Company that a holder of our Common Stock might consider in its best interest.  For example, on March 21, 2017, we entered into a rights agreement. The effect of this agreement could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the board designees would be beneficial to our stockholders. Further, our Board of Directors, without further action by our stockholders, currently has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our Common Stock. These factors could also reduce the price that certain investors might be willing to pay for shares of our Common Stock and result in the market price being lower than it would be without these provisions.

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

Because we are early in the stage of our drug development, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will continue to fluctuate significantly. We may not generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

●	Announcements of developments related to our business;

●	Our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;

●	Announcements regarding the status of any or all of our collaborations or products, including clinical trial results;

●	Market perception and/or investor sentiment regarding our technology;

●	Announcements of actions taken by regulatory authorities, such as the U.S. Food and Drug Administration;

●	Announcements regarding developments in the RNA interference or biotechnology fields in general;

●	Announcements regarding clinical trial results with our products or competitors’ products;

●	Market perception and/or announcements regarding other companies developing products in the field of biotechnology generally or specifically RNA interference;
●	The issuance of competitive patents or disallowance or loss of our patent rights;

●	The addition or departure of key executives; and

●	Variations in our operating results.

We will not have control over many of these factors but expect that they may influence our stock price. As a result, our stock price may be volatile and such volatility could result in the loss of all or part of your investment.

Stockholder equity interest may be substantially diluted in any additional equity issuances.

     Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. The following serves as a summary of share issuance activity during the fiscal year ended September 30, 2017:

•	2,670,989 shares of Common Stock pursuant to the conversion of certain Preferred Stock held by the Company’s shareholders;

•	1,745,810 shares of Common Stock to Amgen, Inc. pursuant to the Common Stock Purchase Agreement entered into with Amgen in September 2016;

•	621,942 shares of Common Stock pursuant to the exercise of stock options, warrants and exchange rights and the vesting of restricted stock units;

     As of September 30, 2017, we had 74,785,426 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

Risks Inherent in Our Industry

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

For example, any positive pre-clinical results in animals for our pre-clinical programs may not be replicated in human clinical studies. These programs may be also found to be unsafe in humans, particularly at higher doses needed to achieve the desired levels of efficacy. Also, the positive safety results from single dose human clinical studies may not be replicated in other human studies, including multiple dose studies. Clinical and pre-clinical study results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the recruitment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate and shorten the time that an approved product may be protected by patents. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.

The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.

Throughout the world and particularly in the United States the healthcare system is under significant financial pressure to reduce costs.  The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. These effects could reduce or eliminate our ability to return value to our shareholders.

Regulatory standards are subject to change over time, making it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.

Regulatory standards are promulgated by various government entities and are subject to change based on factors such as scientific developments, public perceptions of risk, and political forces.  Because clinical trials often take years to complete, it is sometimes possible for standards that exist during the conception and initiation of a clinical trial to change before the clinical trial is completed or reviewed by government regulators.  While some government entities have safeguards intended to ensure standards agreed upon by sponsors and regulators at the outset of a clinical trial are applied during regulatory review processes, those safeguards generally permit regulators to apply more rigorous standards where regulators believe doing so is necessary.  As such, there can be no assurance that regulatory standards that are appropriate at the outset of a clinical trial program will not become more rigorous during the regulatory approval process and could potentially result in a delayed approval or denial of marketing authorization.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2017.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	8,500 sq. ft.	$27,000	Corp. Headqtrs.	September 2019	7 years
Madison, Wisconsin	60,000 sq. ft.	$182,200	Research Facility	September 2026	10 years

ITEM 3.	LEGAL PROCEEDINGS

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

	Fiscal Year Ended September 30,
	2017		2016
	High	Low	High	Low
1st Quarter	$7.74	$1.20	$6.45	$4.83
2nd Quarter	2.45	1.42	6.05	3.07
3rd Quarter	2.04	1.42	6.55	4.68
4th Quarter	4.42	1.48	8.22	5.29

Shares Outstanding

At December 6, 2017, 74,828,280 shares of the Company’s Common Stock were issued and outstanding, and were owned by 129 stockholders of record, based on information provided by the Company’s transfer agent.

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

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the years ended September 30, 2017, 2016 and 2015.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We selected the NASDAQ Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2012, in each of our Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, with investment weighted on the basis of market capitalization.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this

Form 10-K and in previously filed annual reports on Form 10-K of Arrowhead Pharmaceuticals, Inc.

	Year Ended September
	2017	2016	2015	2014	2013
OPERATING SUMMARY
REVENUE	$31,407,709	$158,333	$382,000	$175,000	$290,266
OPERATING EXPENSES
Research and development	31,690,298	41,454,452	47,267,361	23,138,050	8,705,627
Acquired in-process research and development	-	-	10,142,786	-	-
Salaries and payroll-related costs	17,292,883	19,461,656	16,554,008	12,829,355	6,667,669
General and administrative expenses	6,838,402	9,940,737	7,931,184	5,894,008	3,488,864
Stock-based compensation	7,891,595	11,595,816	10,232,897	5,696,173	1,536,271
Depreciation and amortization	4,690,440	3,260,045	2,336,207	1,345,655	1,751,412
Impairment expense	-	2,050,817	-	2,172,387	1,308,047
Contingent consideration - fair value adjustments	-	(5,862,464)	1,891,533	2,375,658	1,421,652
TOTAL OPERATING EXPENSES (a)	68,403,618	81,901,059	96,355,976	53,451,286	24,879,542
OPERATING LOSS	(36,995,909)	(81,742,726)	(95,973,976)	(53,276,286)	(24,589,276)
LOSS FROM CONTINUING OPERATIONS	(34,380,295)	(81,723,002)	(91,940,882)	(58,725,412)	(31,703,079)
Income (loss) from discontinued operations	-	-	-	-	(354)
NET LOSS	(34,380,295)	(81,723,002)	(91,940,882)	(58,725,412)	(31,703,433)
Net (gain) loss attributable to non-controlling interests	-	-	-	95,222	560,144
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(34,380,295)	$(81,723,002)	$(91,940,882)	$(58,630,190)	$(31,143,289)
EARNINGS PER SHARE (BASIC AND DILUTED):
Net Income (Loss) attributable to Arrowhead common shareholders	$(0.47)	$(1.34)	$(1.60)	$(1.25)	$(1.30)

Weighted average shares outstanding – basic and diluted	73,898,598	61,050,880	57,358,442	46,933,030	24,002,224

CASH DIVDEND PAID PER COMMON SHARE	$-	$-	$-	$-	$-
	September 30,
	2017	2016	2015	2014	2013
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	$24,838,567	$85,366,448	$81,214,354	$132,510,610	$19,114,444
SHORT- AND LONG-TERM INVESTMENTS (b)	40,769,539	-	17,539,902	44,741,378	10,732,414
TOTAL ASSETS (c)	104,022,280	128,176,505	132,267,914	182,816,756	37,329,631
CAPITAL LEASE OBLIGATIONS	-	-	758,340	972,331	1,282,458
OTHER LONG-TERM OBLIGATIONS	4,454,070	7,508,452	6,204,917	4,226,137	1,808,709

(a)

The decrease in our Total Operating Expenses during the year ended September 30, 2017 is primarily due to the Company’s decision to discontinue its previous clinical trial candidates: ARC-520, ARC-AAT and ARC-521.  However, we expect research and development expenses to increase as our next generation candidates progress toward the clinic.

(b)

The Company’s Cash and Cash Equivalents decreased from September 30, 2016 to September 30, 2017 due primarily to the Company’s $40.8 million investments in fixed-income debt securities, as well as cash used in research and development expenditures.

(c)	The Company’s Total Assets decreased from September 30, 2016 to September 30, 2017 due primarly to cash used in research and development expenditures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers collectively to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”) and Ablaris Therapeutics, Inc. (“Ablaris”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 and ARO-ANG3 for hypertriglyceridemia, ARO-Lung1 for an undisclosed pulmonary target, ARO-HIF2 for renal cell carcinoma, ARO-F12 for hereditary angioedema and thromboembolic disorders, and ARO-AMG1 for an undisclosed genetically validated cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

        In fiscal 2017, Arrowhead refocused its resources on therapeutics that exclusively utilize the company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

        As part of the refocusing of resources, Arrowhead announced in November 2016 that it would be discontinuing all clinical programs that utilized the intravenously administered DPC, or EX1, delivery vehicle. The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates exploring doses of EX1 higher than those planned to be used in humans. Second, the Company had made substantial advances in RNA chemistry and targeting resulting in large potency gains for development programs utilizing the TRiMTM technology, making EX1 no longer necessary.

       As part of an R&D day in September 2017, the Company introduced its new TRiMTM platform and made the following announcements regarding its pipeline candidates:

-

ARO-AAT, Arrowhead's second generation subcutaneously administered clinical candidate for the treatment of alpha-1 antitrypsin deficiency liver disease, achieved up to 92% knockdown in monkeys, thought to be near complete suppression of hepatic production of the alpha-1 antitrypsin protein. In non-GLP rat and monkey exploratory toxicology studies, no changes in clinical chemistries or histopathology suggestive of organ toxicity were observed at doses up to 300 mg/kg (100x expected human dose).

-

ARO-HBV, Arrowhead's third generation subcutaneously administered clinical candidate for the treatment of chronic hepatitis B virus infection, achieved up to 99.9% knockdown of hepatitis B surface antigen (HBsAg), e-antigen (HBeAg), and HBV DNA in rodent models. In a non-GLP rat exploratory toxicology study, no changes in clinical chemistries or histopathology changes suggestive of organ toxicity were observed at doses up to 300 mg/kg (75-100x expected human dose).

-

Arrowhead has expanded its cardiovascular disease portfolio utilizing the TRiM™ platform. ARO-APOC3, targeting apolipoprotein C-III, and ARO-ANG3, targeting angiopoietin-like protein 3 (ANGPTL3) will be added to ARO-LPA (AMG 890) and ARO-AMG1, which are both partnered with Amgen. ARO-APOC3 and ARO-ANG3 will both be developed for the treatment of hypertriglyceridemia.

-	ARO-Lung1, the first generation candidate against an undisclosed gene target in the lung, reached almost 90% target knockdown following inhaled administration in rodents.
-	The ARO-HIF2 candidate targeting renal cell carcinoma achieved 85% target gene knockdown in a rodent tumor model.

On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under one of the license agreements (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen has received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the other license agreement (the “Second Collaboration and License Agreement” or “ARO-LPA (AMG 890)  Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA (AMG 890) program. The ARO-LPA (AMG-890) RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) agreement.

The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories.  Drug materials for such studies and clinical trials are contracted to third-party manufacturers when cGMP production is required.  The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “program costs”.  If the clinical candidates progress through human testing, program costs will increase.

Net losses were $34.4 million, $81.7 million and $91.9 million during the years ended September 30, 2017, 2016 and 2015, respectively.  Diluted losses per share were $0.47, $1.34 and $1.60 during the years ended September 30, 2017, 2016 and 2015, respectively. An increase in revenue in 2017 from the collaborations with Amgen is the driver of the reductions in the net losses and diluted losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through an equity offering completed in August 2016, which generated $43.2 million of net cash proceeds for the Company.  Additionally, the Company received $56.5 million in upfront payments and equity investments from Amgen.  These cash proceeds secured the funding needed to continue to advance our preclinical candidates. The Company had $24.8 million of cash and cash equivalents, $40.8 million in short-term investments and $104.0 million of total assets as of September 30, 2017, as compared to $85.4 million, $0 million and $128.2 million as of September 30, 2016, respectively. Based upon the Company’s current cash and short-term investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

The Company applies the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return for the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

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

Impairment of Intangible assets

Intangible assets consist of a license agreement and patents acquired in conjunction with a business or asset acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are also reviewed annually to determine whether any impairment is necessary. Based on ASU 2012-02, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.  For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date.  The Company uses historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards.  Expense is recognized over the vesting period for all awards, and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgement by management.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Year ended September 30,
	2017	2016	2015
Revenue	$31,407,709	$158,333	$382,000
Operating Loss	(36,995,909)	(81,742,726)	(95,973,976)
Loss from Continuing Operations	(34,380,295)	(81,723,002)	(91,940,882)

Net Loss	(34,380,295)	(81,723,002)	(91,940,882)
Earnings per Share (Basic and Diluted)	$(0.47)	$(1.34)	$(1.60)

The increase in our Revenue during the year ended September 30, 2017 was driven by the upfront payments received from Amgen that we are recognizing as revenue as performance is completed for the ARO-LPA (AMG 890) and ARO-AMG1 agreements.  These payments were also the key driver of the decrease in our Operating Loss, Net Loss and Loss per Share.  Research and Development expenses also decreased in fiscal 2017 due to the discontinuation of our previous clinical programs in November 2016.

Results of Operations Comparison for 2017 and 2016

Revenues

Total revenue was $31,407,709 for the year ended September 30, 2017 and $158,333 for the year ended September 30, 2016.  Revenue in the current period is primarily related to the upfront payments received from Amgen that we are recognizing as performance is completed for the ARO-LPA (AMG 890) and ARO-AMG1 agreements

Under the terms of the ARO-LPA (AMG 890) Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA (AMG 890) .  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding ARO-LPA (AMG 890)  in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA (AMG 890)  Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables were completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $27.3 million of this was amortized into Revenue during the year ended September 30, 2017.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $2.5 million of this was amortized into Revenue during the year ended September 30, 2017.

In January 2017, the Company also entered into a separate services agreement with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA (AMG 890). During the year ended September 30, 2017, work orders under this services agreement generated approximately $1.5 million of Revenue.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2017 and 2016 are shown in the tables below.

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

(in thousands)

	Twelve Months Ended	% of Expense	Twelve Months Ended	% of Expense	Increase (Decrease)
	September 30, 2017	Category	September 30, 2016	Category	$	%
Laboratory supplies & services	$5,303	17%	$2,706	7%	$2,597	96%
In vivo studies	2,410	8%	1,611	4%	799	50%
Outside labs & contract services	495	2%	155	0%	340	219%
Toxicity/efficacy studies	1,768	6%	7,766	19%	(5,998)	-77%
Drug manufacturing	9,812	31%	9,855	24%	(43)	0%
Clinical trials	9,258	29%	14,800	36%	(5,542)	-37%
License, royalty & milestones	2	0%	3,054	7%	(3,052)	-100%
Facilities and related	2,337	7%	1,315	3%	1,022	78%
Other research expenses	305	1%	192	1%	113	59%
Total	$31,690	100%	$41,454	100%	$(9,764)	-24%

Laboratory supplies and services expense increased $2,597,000 from $2,706,000 during the year ended September 30, 2016 to $5,303,000 during the current period.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its new drug candidates.

In vivo studies expense increased $799,000 from $1,611,000 during the year ended September 30, 2016 to 2,410,000 during the current period. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies in the current period is a result of additional discovery studies being conducted for the Company’s subcutaneous candidates.

Outside labs and contract services expense increased $340,000 from $155,000 during the year ended September 30, 2016 to $495,000 during the current period.  The increase in outside labs and contract services in the current period is a result of additional discovery work being conducted for the Company’s subcutaneous candidates.

Toxicity/efficacy studies expense decreased $5,998,000 from $7,766,000 during the year ended September 30, 2016 to $1,768,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The decrease primarily relates to toxicology studies related to one of our discontinued drug candidates, ARC-521.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Drug manufacturing expense was relatively consistent at $9,855,000 during the year ended September 30, 2016 to $9,812,000 during the current period.  The current period expense relates to campaigns for our ARO-HBV and ARO-AAT programs, and the previous period related to campaigns for our previous generation candidates.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Clinical trials expense decreased $5,542,000 from $14,800,000 during the year ended September 30, 2016 to $9,258,000 during the current period.  The decrease is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies. We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

License, royalty and milestones expense decreased $3,052,000 from $3,054,000 during the year ended September 30, 2016 to $2,000 during the current period.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements and the timing of reaching various development milestones requiring payment.  We reached milestones related to our clinical candidates that required a $3 million accrual in fiscal 2016.

Facilities expense increased $1,022,000 from $1,315,000 during the year ended September 30, 2016 to $2,337,000 during the current period.  The increase relates to increased rental costs for our lease for a larger facility in Madison, Wisconsin, which we began occupying in October 2016.

Other research expense increased $113,000 from $192,000 during the year ended September 30, 2016 to $305,000 during the current period.  The increase primarily relates to additional miscellaneous supplies purchased to support efforts at our larger facility in Madison, Wisconsin.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facilities. Salaries and payroll-related expense consists of salaries, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories, based on the primary activities of each employee: general and administrative (G&A) compensation expense and research and development (R&D) compensation expense. The following table provides detail of salary and payroll-related expenses for the periods indicated:

(in thousands)

	Twelve months	% of	Twelve months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2017	Category	September 30, 2016	Category	$	%
R&D - compensation-related	$11,722	68%	$13,883	71%	$(2,161)	-16%
G&A - compensation-related	5,571	32%	5,579	29%	(8)	0%
Total	$17,293	100%	$19,462	100%	$(2,169)	-11%

R&D compensation expense decreased $2,161,000 from $13,883,000 during the year ended September 30, 2016 to $11,722,000 during the current period.  The decrease is primarily due to the reduction in force in November 2016 associated with the discontinuation of our previous clinical candidates.

G&A compensation expense was consistent at $5,579,000 during the year ended September 30, 2016 to $5,571,000 during the current period.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve Months Ended	% of Expense	Twelve Months Ended	% of Expense	Increase (Decrease)
	September 30, 2017	Category	September 30, 2016	Category	$	%
Professional/outside services	$2,915	43%	$4,201	42%	$(1,286)	-31%
Patent expense	1,154	17%	1,529	15%	(375)	-25%
Facilities and related	327	5%	320	3%	7	2%
Travel	713	10%	864	9%	(151)	-17%
Business insurance	591	9%	632	6%	(41)	-6%
Communication and Technology	426	6%	686	7%	(260)	-38%
Office expenses	563	8%	303	3%	260	86%
Other	149	2%	1,406	14%	(1,257)	-89%
Total	$6,838	100%	$9,941	100%	$(3,103)	-31%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense decreased $1,286,000 from $4,201,000 during the year ended September 30, 2016 to $2,915,000 during the current period. The decrease primarily related to higher legal fees in the previous periods related to litigation cases.

Patent expense decreased $375,000 from $1,529,000 during the year ended September 30, 2016 to $1,154,000 during the current period.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense was consistent at $320,000 during the year ended September 30, 2016 and $327,000 in the current period.  Facilities expense represents the expense associated with our corporate headquarters in Pasadena.

Travel expense decreased $151,000 from $864,000 during the year ended September 30, 2016  to $713,000 during the current period.  Travel expense decreased due to the discontinuation of our clinical trials in November 2016 and a reduction in R&D headcount.  We anticipate this expense to increase in the near term as our next generation candidates approach the clinic.

Business insurance expense decreased $41,000 from $632,000 during the year ended September 30, 2016 to $591,000 during the current period.  Business insurance costs consist of directors and officers insurance, property insurance, corporate liability insurance, as well as insurance related to our previous clinical programs.

Communication and technology expense decreased $260,000 from $686,000 during the year ended September 30, 2016 to  $426,000 during the current period.  This category includes costs associated with the Company’s IT infrastructure. The decrease was primarily due to several IT consulting projects completed during fiscal 2016.

Office expense increased $260,000 from $303,000 during the year ended September 30, 2016 to $563,000 during the current period. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison, Wisconsin and our corporate headquarters in Pasadena, California.  The increase is primarily related to moving expenses for the Company’s move to its new facility in Madison, Wisconsin.

Other expense decreased $1,257,000 from $1,406,000 during the year ended September 30, 2016 to $149,000 during the current period. This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The decrease in other expense relates to litigation in the fiscal 2016 periods that was settled.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, decreased $3,704,221 from $11,595,816 during the year ended September 30, 2016 to $7,891,595 during the current period.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense in each period is primarily related to the decrease in the Company’s stock price, which is a key input in deriving the valuations of the awards.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, increased $1,430,095 from $3,260,045 during the year ended September 30, 2016 to $4,690,440 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment. In addition, the Company records depreciation on leasehold improvements at its Madison, Wisconsin research facility and its Pasadena, California corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the depreciation on leasehold improvements at the Company’s new Madison, Wisconsin research facility in the current period.

Impairment expense

Impairment expense, a noncash expense, was $2,050,817 during the year ended September 30, 2016 and $0 during the current period.  During the previous period, the Company recognized an impairment expense of $1.1 million related to leasehold improvements at its previous research facility in Madison, Wisconsin.  This amount represented the entire net book value remaining for the leasehold improvements associated with the previous facility, and was recognized during the year ended September 30, 2016 as the Company moved into a larger research facility.  During the previous period, the Company also recognized a $0.9 million impairment expense related to acquired in-process research and development assets that were acquired in the acquisition of the Roche RNAi business.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of this indefinite-lived intangible asset to be $0 at September 30, 2016.

Contingent Consideration – Fair Value Adjustments

Contingent Consideration – Fair Value Adjustments was ($5,862,464) during the year ended September 30, 2016 and $0 during the current period.  Contingent consideration resulting from the acquisition of Roche’s RNAi business is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2016 and September 30, 2017.

Other Income / Expense

Other income / expense was income of $22,124 during the year ended September 30, 2016 as compared to income of $2,618,014 during the current period.   The largest component of other income / expense in the current period was $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received in fiscal 2017. The other significant component of other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was an expense of approximately $0.3 million in 2016 and an income of approximately $0.9 million in the current period. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact on the valuation of the underlying warrant liability.

Results of Operations Comparison for 2016 and 2015

Revenues

Total revenue was $158,333 for the year ended September 30, 2016 and $382,000 for the year ended September 30, 2015.  Revenue during these periods is primarily related to licensed technology.  In addition, the Company had collaboration revenue of $160,000 during the year ended September 30, 2015.

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

Laboratory supplies and services expense increased $175,000 from $2,531,000 during the year ended September 30, 2015 to $2,706,000 during the year ended September 30, 2016.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its drug candidates.

In vivo studies expense increased $1,055,000 from $556,000 during the year ended September 30, 2015 to $1,611,000 during the year ended September 30, 2016. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the varying costs of different in vivo testing models.  The expense in both periods relates to studies in connection with the development of new clinical candidates, and the increase in fiscal year 2016 was primarily driven by studies for ARO-LPA (AMG 890) before it was licensed to Amgen.

Outside labs and contract services expense decreased $334,000 from $489,000 during the year ended September 30, 2015 to $155,000 during the year ended September 30, 2016.  The decrease primarily relates to reduced contracted labor services and more functions being performed in house.

Toxicity/efficacy studies expense increased $1,194,000 from $6,572,000 during the year ended September 30, 2015 to $7,766,000 during the year ended September 30, 2016.  This category includes IND-enabling toxicology studies, post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase primarily relates to toxicology studies related to ARC-521.

Drug manufacturing expense decreased $11,576,000 from $21,431,000 during the year ended September 30, 2015 to $9,855,000 during the year ended September 30, 2016.  The decrease primarily relates to the substantial completion of our ARC-520 Phase 2b manufacturing campaign during fiscal 2015.  Drug manufacturing expense for the year ended September 30, 2016 primarily relates to manufacturing for ARC-521 clinical trials.

Clinical trials expense increased $1,471,000 from $13,329,000 during the year ended September 30, 2015 to $14,800,000 during the year ended September 30, 2016.  In both periods, the primary driver of the expenses was related to ARC-520 Phase 2b trials.  We also incurred costs in fiscal 2016 related to our clinical trials for ARC-AAT and ARC-521.

License, royalty and milestones expense increased $1,989,000 from $1,065,000 during the year ended September 30, 2015 to $3,054,000 during the year ended September 30, 2016.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements and the timing of reaching various development milestones requiring payment.  We reached milestones related to our clinical candidates that required a $3 million payment in fiscal 2016 and a $1 million payment in fiscal 2015.

Facilities expense increased $338,000 from $977,000 during the year ended September 30, 2015 to $1,315,000 during the year ended September 30, 2016.  The increase relates to rent for our additional research and development facility in Middleton, Wisconsin and increased repairs and maintenance costs for our lab equipment.

Other research expense decreased $125,000 from $317,000 during the year ended September 30, 2015 to $192,000 during the year ended September 30, 2016.  The decrease primarily relates to costs associated with a collaboration agreement to identify muscle targeting peptide molecules, for which the Company has been reimbursed from its collaboration partner.

Salary and Payroll-Related Expenses

The Company employs scientific, technical and administrative staff at its corporate offices and its research facilities. Salaries and payroll-related expense consists of salaries, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories, based on the primary activities of each employee: general and administrative (G&A) compensation expense and research and development (R&D) compensation expense. The following table provides detail of salary and payroll-related expenses for the periods indicated:

(in thousands)

	Twelve Months		Twelve Months
	Ended	% of	Ended	% of	Increase (Decrease)
	September 30, 2016	Expense Category	September 30, 2015	Expense Category	$	%
R&D - compensation-related	$13,883	71%	$11,605	70%	$2,278	20%
G&A - compensation-related	5,579	29%	4,949	30%	630	13%
Total	$19,462	100%	$16,554	100%	$2,908	18%

R&D compensation expense increased $2,278,000 from $11,605,000 during the year ended September 30, 2015 to $13,883,000 during the year ended September 30, 2016.  An increase in headcount accounted for the majority of the change in compensation-related expense.

G&A compensation expense increased $630,000 from $4,949,000 during the year ended September 30, 2015 to $5,579,000 during the year ended September 30, 2016.  Annual merit increases accounted for the majority of the change in compensation-related expense.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve Months Ended	% of Expense	Twelve Months Ended	% of Expense	Increase (Decrease)
	September 30, 2016	Category	September 30, 2015	Category	$
Professional/outside services	$4,201	43%	$3,989	50%	$212	5%
Patent expense	1,529	15%	950	12%	579	61%
Facilities and related	320	3%	308	4%	12	4%
Travel	864	9%	841	11%	23	3%
Business insurance	632	6%	523	7%	109	21%
Communication and Technology	686	7%	691	9%	(5)	-1%
Office expenses	303	3%	270	3%	33	12%
Other	1,406	14%	359	4%	1,047	292%
Total	$9,941	100%	$7,931	100%	$2,010	25%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense increased $212,000 from $3,989,000 during the year ended September 30, 2015 to $4,201,000 during the year ended September 30, 2016. The increase in professional fees primarily related to higher legal fees related to previous litigation events.

Patent expense increased $579,000 from $950,000 during the year ended September 30, 2015 to $1,529,000 during the year ended September 30, 2016.  Patent expense costs increased due to additional prosecution requirements associated with new patents acquired through the Novartis asset acquisition.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense was consistent at $308,000 during the year ended September 30, 2015 and $320,000 in the year ended September 30, 2016.  Facilities expense represents the expense associated with our corporate headquarters in Pasadena, California.

Travel expense was consistent at $841,000 during the year ended September 30, 2015 and $864,000 during the year ended September 30, 2016.  Travel expense is incurred to support our R&D function, primarily our GMP manufacturing campaign and our clinical trials, as well as other corporate and business development related travel.

Business insurance expense increased $109,000 from $523,000 during the year ended September 30, 2015 to $632,000 during the year ended September 30, 2016.  Business insurance costs increased primarily due to added coverage related to the Company’s clinical trials, as well as increases in other corporate liability insurance.

Communication and technology expense was consistent at $691,000 during the year ended September 30, 2015 and $686,000 during the year ended September 30, 2016.  This category covers IT equipment and services for our personnel.

Office expense increased $33,000 from $270,000 during the year ended September 30, 2015 to $303,000 during the year ended September 30, 2016. These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison, Wisconsin and our corporate headquarters in Pasadena, California.  Conference trainings and seminar expenses were increased in the current period.

Other expense increased $1,047,000 from $359,000 during the year ended September 30, 2015 to $1,406,000 during the year ended September 30, 2016. The increase in the current period pertains to litigation as discussed in Note 7 – Commitments and Contingencies of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.  This category also consists primarily of franchise and property tax expenses and marketing.

Acquired in-process research and development – Novartis pre-clinical candidates

Acquired in-process research and development expense related to the Novartis pre-clinical candidates was $10,142,786 for fiscal year 2015 and $0 for the year ended September 30, 2016.  This expense pertains to the acquisition of the Novartis RNAi assets.  The value of the purchase price allocated to certain preclinical candidates was expensed during the period, while certain patents and a third-party license were capitalized as intangible assets.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, increased $1,362,919 from $10,232,897 during the year ended September 30, 2015 to $11,595,816 during the year ended September 30, 2016.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the current period was primarily due to certain performance based awards that were deemed probable of achievement during the period.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, increased $923,838 from $2,336,207 during the year ended September 30, 2015 to $3,260,045 during the year ended September 30, 2016. The majority of depreciation and amortization expense relates to depreciation on lab equipment. In addition, the Company records depreciation on leasehold improvements at its Madison, Wisconsin research facility and its Pasadena, California corporate headquarters.  The increase in depreciation and amortization expense is primarily due to the amortization of the intangible assets acquired in the Novartis RNAi asset acquisition.

Impairment expense

Impairment expense, a noncash expense, was $2,050,817 in the year ended September 30, 2016 and $0 during the year ended September 30, 2015.  During the year ended September 30, 2016, the Company recognized an impairment expense of $1.1 million related to leasehold improvements at its previous research facility in Madison, Wisconsin.  This amount represented the entire net book value remaining for the leasehold improvements associated with the previous facility, and was recognized during the year ended September 30, 2016 as the Company moved into a larger research facility.  During the year ended September 30, 2016, the Company also recognized a $0.9 million impairment expense related to acquired in-process research and development assets that were acquired in the acquisition of the Roche RNAi business.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of this indefinite-lived intangible asset to be $0 at September 30, 2016.

Contingent Consideration – Fair Value Adjustments

Contingent Consideration – Fair Value Adjustments decreased $7,753,997 from $1,891,533 during the year ended September 30, 2015 to ($5,862,464) during the year ended September 30, 2016.  Contingent consideration resulting from the acquisition of Roche’s RNAi business is calculated by modeling research and development activities for clinical candidates, forecasting timelines to market, and using “peak sales” estimate modeling, cash flows and potential milestone and royalty payments.  The modeling assumes certain success rates, and discount factors related to riskiness of projects and the time value of money to calculate a net present value of future consideration payments to Roche.  Each reporting period, the Company re-evaluates its contingent consideration, and if material, makes adjustments to the recorded liability.  In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2016.

Other Income / Expense

Other income / expense was income of $4,035,494 during the year ended September 30, 2015 as compared to income of $22,124 during the year ended September 30, 2016.  The largest component of other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was a reduction of approximately $2.9 million in 2015 and an increase of approximately $0.3 million in the year ended September 30, 2016. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrant liability.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception, and are expected to continue to require significant cash expenditure in fiscal year 2017 and beyond.

At September 30, 2017, the Company had cash on hand of approximately $24.8 million as compared to $85.4 million at September 30, 2016.  Excess cash invested in fixed income securities was $40.8 million at September 30, 2017, compared to $0 million at September 30, 2016.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2017, 2016, and 2015 is as follows:

	Year ended September 30,
	2017	2016	2015
Cash Flow from:
Operating Activities	$(23,938,972)	$(64,427,486)	$(65,707,615)
Investing Activities	(48,644,218)	13,447,763	14,120,838
Financing Activities	12,055,309	55,131,817	290,521
Net increase (decrease) in cash	(60,527,881)	4,152,094	(51,296,256)
Cash at beginning of period	85,366,448	81,214,354	132,510,610
Cash at end of period	$24,838,567	$85,366,448	$81,214,354

During the year ended September 30, 2017, the Company used $23.9 million in cash from operating activities, primarily driven by $53.9 million of cash used for the on-going expenses of its research and development programs and general and administrative expenses, partially offset by the $30 million upfront payment received from Amgen.  Cash used in investing activities was $48.6 million, which was primarily related to investments in short-term fixed-income securities of $45.0 million and $7.9 million of capital expenditures primarily for leasehold improvements on the Company’s Madison, Wisconsin research facility and lab equipment purchases.  Cash generated by financing activities of $12.1 million was driven by the $12.5 million equity investment received from Amgen, and was partially offset by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

During the year ended September 30, 2016, the Company used $64.4 million in cash from operating activities, which represents the on-going expenses of its research and development programs and corporate overhead. Cash outlays were primarily composed of the following: research and development costs were $42.6 million, salary and payroll-related expenses were $16.4 million and general and administrative costs were $9.9 million.  These expenditures were partially offset by $5 million received under the First Collaboration and License Agreement with Amgen. Cash provided by investing activities was $13.4 million, primarily related to the maturity of certain marketable securities of $17.3 million partially offset by capital expenditures of $3.9 million. Cash provided by financing activities of $55.1 million primarily includes an equity financing in August 2016, which yielded net proceeds of $43.2 million to the Company, and $9 million of equity investments from the Company’s Common Stock Purchase Agreement with Amgen.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2017 for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	2,325,018	-	464,078	534,748	1,326,192
Capital Leases	-	-	-	-	-
Operating Leases	10,848,066	1,531,234	2,479,840	2,167,664	4,669,328
Purchase Obligations	11,400,000	11,400,000	-	-	-
Other Long-Term Liabilities	2,129,052	-	519,495	424,320	1,185,237
Total	$26,702,136	$12,931,234	$3,463,413	$3,126,732	$7,180,757

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2017 and 2016, we had cash and cash equivalents of $24.8 million and $85.4 million, respectively, and investments of $40.8 million and $0, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 2 years, and we have historically classified these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our liability instrument sensitive to changes in interest rates is our derivative liability with its fair value determined using an option pricing model, which uses interest rate as an input. However, any change associated with this valuation would result in a noncash expense and would not significantly impact our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2018.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

2.2	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation of Arrowhead Research Corporation, a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc.	Current Report on form 8-K as Exhibit 3.4	April 6, 2016

3.3	Certificate of Designation, Preferences, and Rights of Series D Junior Participating Preferred Stock of Arrowhead Pharmaceuticals, Inc.	Current Report on form 8-K as Exhibit 3.1	March 23, 2017

4.1	Form of Warrant to Purchase Common Stock expiring May 2017	Current Report on Form 8-K, as Exhibit 4.1	May 30, 2007

4.2	Form of Warrant to Purchase Shares of Common Stock expiring December 12, 2017	Current Report on Form 8-K, as exhibit 4.2	December 12, 2012

4.3	Form of Warrant to Purchase Shares of Common Stock expiring January 30, 2018	Current Report on Form 8-K, as exhibit 4.2	January 30, 2013

4.4	Form of Series C Preferred Stock Certificate	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 4.19	December 18, 2013

4.5	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.6	Form of Indenture	Registration Statement on Form S-3 (File No. 333-214315)	October 28, 2016

4.7	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

10.1**	Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan	Schedule 14C, as Exhibit D	December 22, 2000

10.2**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.3**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.4**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.5**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.6**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.7**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.8**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.9	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.10	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. and Alnylam Pharmaceuticals, Inc., dated July 8, 2007 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.35	December 20, 2011

10.11	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.12	Office Lease Agreement between South Lake Avenue Investors LLC and the Company, dated April 12, 2012	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 8, 2012

10.13	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.14	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9, 2016

10.15	Securities Purchase Agreement between the Company and the purchasers listed thereon, dated August 8, 2016	Current Report on Form 8-K, as Exhibit 10.1	August 10, 2016

10.16	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen, Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.18	December 14, 2016

10.17	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen, Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.19	December 14, 2016

10.18	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-214311)	November 25, 2016
21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December 2017.

Dated: December 12, 2017

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	December 12, 2017
Christopher Anzalone	Director (Principal Executive Officer)

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	December 12, 2017
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	December 12, 2017
Douglass Given

/s/ Mauro Ferrari	Director	December 12, 2017
Mauro Ferrari

Signature	Title	Date
/s/ Edward W. Frykman	Director	December 12, 2017
Edward W. Frykman

/s/ Michael S. Perry	Director	December 12, 2017
Michael S. Perry

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrowhead Pharmaceuticals, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrowhead Pharmaceuticals, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated December 12, 2017, expressed an unqualified opinion thereon.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

December 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrowhead Pharmaceuticals, Inc.

We have audited Arrowhead Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Arrowhead Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arrowhead Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the  consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Arrowhead Pharmaceuticals, Inc. and Subsidiaries, and our report dated December 12, 2017, expressed an unqualified opinion.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

December 12, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,838,567	$85,366,448
Accounts receivable	67,797	75,000
Prepaid expenses	867,363	1,289,923
Other current assets	1,359,638	3,771,172
Short term investments	40,769,539	-
TOTAL CURRENT ASSETS	67,902,904	90,502,543
Property and equipment, net	15,513,019	15,386,761
Intangible assets, net	20,464,439	22,164,868
Other assets	141,918	122,333
TOTAL ASSETS	$104,022,280	$128,176,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,076,514	$12,232,906
Accrued expenses	4,564,507	4,587,467
Accrued payroll and benefits	3,399,679	3,969,706
Deferred rent	440,580	440,580
Deferred revenue	5,269,741	2,569,792
Derivative liabilities	695,114	1,602,626
Note Payable	208,506	194,310
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	18,701,048	25,643,794
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,929,052	2,274,997
Deferred revenue, net of current portion	-	2,500,000
Note Payable, net of current portion	2,325,018	2,533,455
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	4,454,070	7,508,452
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 15,652 shares issued and outstanding as of September 30, 2017 and September 30, 2016	-	16
Common stock, $0.001 par value; 145,000,000 shares authorized; 74,785,426 and 69,746,685 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	167,155	162,116
Additional paid-in capital	514,037,301	493,844,909
Accumulated other comprehensive income (loss)	33,232	7,449
Accumulated deficit	(432,815,338)	(398,435,043)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	81,422,350	95,579,447
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	80,867,162	95,024,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,022,280	$128,176,505

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended September 30,
	2017	2016	2015
REVENUE	$31,407,709	$158,333	$382,000
OPERATING EXPENSES
Research and development	31,690,298	41,454,452	47,267,361
Acquired in-process research and development	-	-	10,142,786
Salaries and payroll-related costs	17,292,883	19,461,656	16,554,008
General and administrative expenses	6,838,402	9,940,737	7,931,184
Stock-based compensation	7,891,595	11,595,816	10,232,897
Depreciation and amortization	4,690,440	3,260,045	2,336,207
Impairment expense	-	2,050,817	-
Contingent consideration - fair value adjustments	-	(5,862,464)	1,891,533
TOTAL OPERATING EXPENSES	68,403,618	81,901,059	96,355,976
OPERATING LOSS	(36,995,909)	(81,742,726)	(95,973,976)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed asset, net	-	-	19,195
Interest income (expense), net	415,128	265,794	729,158
Change in value of derivatives	890,362	(301,022)	2,869,267
Other income (expense)	1,312,524	57,352	417,874
TOTAL OTHER INCOME (EXPENSE)	2,618,014	22,124	4,035,494
LOSS BEFORE INCOME TAXES	(34,377,895)	(81,720,602)	(91,938,482)
Provision for income taxes	(2,400)	(2,400)	(2,400)
NET LOSS	(34,380,295)	(81,723,002)	(91,940,882)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.47)	$(1.34)	$(1.60)
Weighted average shares outstanding - basic and diluted	73,898,598	61,050,880	57,358,442
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	25,783	143,874	(136,425)
COMPREHENSIVE LOSS	$(34,354,512)	$(81,579,128)	$(92,077,307)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2014	18,300	$18	54,656,936	$147,026	$391,164,558	$-	$(224,771,159)	$(555,188)	$165,985,255
Exercise of warrants	-	-	79,828	81	401,795	-	-	-	401,876
Exercise of stock options	-	-	28,758	29	101,841	-	-	-	101,870
Stock-based compensation	-	-	-	-	10,232,897	-	-	-	10,232,897
Exercise of exchange rights	-	-	5,250	5	3,067	-	-	-	3,072
Preferred stock converted to common stock	(2,648)	(2)	1,316,215	1,316	(1,314)	-	-	-	-
Common stock- Restricted Stock Units vesting	-	-	136,307	136	(26,165)	-	-	-	(26,029)
Common stock issued to Novartis at $7.53	-	-	3,321,383	3,321	24,996,679	-	-	-	25,000,000
Foreign currency translation adjustments	-	-	-	-	-	(136,425)	-	-	(136,425)
Net loss for the year ended September 30, 2015	-	-	-	-	-	-	(91,940,882)	-	(91,940,882)
Balance at September 30, 2015	15,652	$16	59,544,677	$151,914	$426,873,358	$(136,425)	$(316,712,041)	$(555,188)	$109,621,634
Exercise of warrants	-	-	852,532	853	3,690,545	-	-	-	3,691,398
Exercise of stock options	-	-	37,187	37	133,832	-	-	-	133,869
Stock-based compensation	-	-	-	-	11,595,816	-	-	-	11,595,816
Common stock- Restricted Stock Units vesting	-	-	428,187	428	(671,193)	-	-	-	(670,765)
Common stock issued for cash at $5.90 per share, net of offering costs	-	-	7,627,119	7,627	43,223,808				43,231,435
Common stock issued to Amgen at $7.16 per share	-	-	1,256,983	1,257	8,998,743				9,000,000
Foreign currency translation adjustments	-	-	-	-	-	143,874	-	-	143,874
Net loss for the year ended September 30, 2016	-	-	-	-	-	-	(81,723,002)	-	(81,723,002)
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259
Stock-based compensation	-	-	-	-	7,891,595	-	-	-	7,891,595
Exercise of stock options	-	-	135,730	136	271,795	-	-	-	271,931
Common stock- Restricted Stock Units vesting	-	-	481,212	481	(403,742)	-	-	-	(403,261)
Common stock issued to Amgen at $7.16 per share	-	-	1,745,810	1,746	12,418,254	-	-	-	12,420,000
Preferred stock converted to common stock	(15,652)	(16)	2,670,989	2,671	(2,655)	-	-	-	-
Exchange rights exercised	-	-	5,000	5	17,145	-	-	-	17,150
Foreign currency translation adjustments	-	-	-	-	-	25,783	-	-	25,783
Net loss for the year ended September 30, 2017	-	-	-	-	-	-	(34,380,295)	-	(34,380,295)
Balance at September 30, 2017	-	$-	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,380,295)	$(81,723,002)	$(91,940,882)
(Gain) loss on disposal of fixed assets	-	-	(19,195)
Change in value of derivatives	(890,362)	301,022	(2,869,267)
Contingent consideration - fair value adjustments	-	(5,862,464)	1,891,533
Noncash impairment expense	-	2,050,817	-
Acquired-in-process research and development	-	-	10,142,786
Stock-based compensation	7,891,595	11,595,816	10,232,897
Depreciation and amortization	4,690,440	3,260,045	2,336,207
Amortization/(accretion) of note premiums	(43,519)	231,902	1,110,524
Changes in operating assets and liabilities:
Accounts receivable	7,203	(75,000)	-
Prepaid expenses and Other Current Assets	2,814,509	(1,020,734)	(3,485,421)
Deferred revenue	157,981	5,000,000	-
Accounts payable	(3,509,995)	2,554,802	2,497,804
Accrued expenses	(401,777)	(871,833)	4,435,784
Other	(274,752)	131,143	(40,385)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,938,972)	(64,427,486)	(65,707,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,918,198)	(3,860,237)	(1,970,612)
Proceeds from sale of fixed assets	-	-	500
Purchases of marketable securities	(44,974,736)	-	-
Proceeds from sale of marketable securities	4,248,716	17,308,000	26,090,950
Cash paid for acquisitions	-	-	(10,000,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(48,644,218)	13,447,763	14,120,838
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(197,790)	(217,549)	(213,991)
Payments of taxes for net share settled restricted stock unit issuances	(438,838)	(634,187)	-
Proceeds from the exercises of warrants and stock options	272,818	3,752,120	504,512
Proceeds from the issuance of common stock	12,419,119	52,231,433	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,055,309	55,131,817	290,521
NET INCREASE (DECREASE) IN CASH	(60,527,881)	4,152,094	(51,296,256)
CASH AT BEGINNING OF PERIOD	85,366,448	81,214,354	132,510,610
CASH AT END OF PERIOD	$24,838,567	$85,366,448	$81,214,354
Supplementary disclosures:
Interest Paid	$(187,647)	$(11,287)	$(14,429)
Property and equipment purchased through tenant improvement allowance financing	$-	$(4,849,360)	$-
Property and Equipment expenditures included in accounts payable and accrued expenses	$-	$(4,801,930)	$-
Income Tax Credits Refunded	$3,635,016	$1,365,288	$-
Income Tax Paid	$(2,400)	$(2,400)	$(2,400)
Common Stock issued to Novartis for asset acquisition	$-	$-	$(25,000,000)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 and ARO-ANG3 for hypertriglyceridemia, ARO-Lung1 for an undisclosed pulmonary target, ARO-HIF2 for renal cell carcinoma, ARO-F12 for hereditary angioedema and thromboembolic disorders, and ARO-AMG1 for an undisclosed genetically validated cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

        In fiscal 2017, Arrowhead refocused its resources on therapeutics that exclusively utilize the company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

        As part of the refocusing of resources, Arrowhead announced in November 2016 that it would be discontinuing all clinical programs that utilized the intravenously administered DPC, or EX1, delivery vehicle. The decision to discontinue development of EX1-containing programs was based primarily on two factors. First, during discussions with regulatory agencies and outside experts, it became apparent that there would be substantial delays in all clinical programs that utilize EX1, while the Company further explored the cause of deaths in a non-clinical toxicology study in non-human primates exploring doses of EX1 higher than those planned to be used in humans. Second, the Company had made substantial advances in RNA chemistry and targeting resulting in large potency gains for development programs utilizing the TRiMTM technology, making EX1 no longer necessary.

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

At September 30, 2017, the Company had $24.8 million in cash to fund operations.  In addition to its cash resources, the Company has invested excess cash in investment grade commercial bonds maturing in less than 12 months.  At September 30, 2017, the Company had invested $40.8 million in bonds.  During the year ended September 30, 2017, the Company’s cash and investments balances combined decreased by $19.8 million, which was the result of $53.9 million in cash outflows related to operating activities (excluding the upfront payment from Amgen discussed below), and $7.9 million of capital expenditures, offset by $42.5 million in upfront payments and equity investments from Amgen.

On November 18, 2016, the Company and Amgen received Hart-Scott-Rodino clearance with regard to the ARO-LPA (AMG 890) Agreement discussed in Note 2 below.  Based on the terms of this agreement, and the Common Stock Purchase Agreement, the Company issued 1,745,810 shares of Common Stock to Amgen, and received proceeds of approximately $12.5 million.  Additionally, the Company received a $30 million upfront payment due under the ARO-LPA (AMG 890) Agreement discussed below.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at September 30, 2017 and September 30, 2016.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the year ended September 30, 2017, all of the Company’s investments were classified as held-to-maturity.

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

Intangible Assets Subject to Amortization—Intangible assets subject to amortization include certain patents and a license agreement. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Contingent Consideration - The consideration for the Company’s acquisitions may include potential future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2017 and September 30, 2016, given the discontinuation of its clinical trials.

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

The Company applies the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis, if the arrangement includes a general right of return for the delivered item, and if delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the years ended September 30, 2017, 2016 and 2015 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

  In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2019. The Company is evaluating the potential effects of the adoption of this update on its financial statements.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS – AMGEN, INC.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “ARO-LPA (AMG 890) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA (AMG 890) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization.

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

Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) Agreement.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The initial $5 million upfront payment was recorded as Deferred Revenue and $2.5 million of this initial payment was amortized into Revenue during the year ended September 30, 2017.  Should the Company achieve the Arrowhead Deliverable prior to the due date, unrecognized revenue will be accelerated and recognized.

Under the terms of the ARO-LPA (AMG 890) Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA (AMG 890).  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding ARO-LPA (AMG 890) in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA (AMG 890) Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which is the date where the significant development and manufacturing related deliverables were completed.  The initial $30 million payment was recorded as Deferred Revenue, and $27.3 million of this initial payment was amortized into Revenue during the year ended September 30, 2017.

In January 2017, the Company also entered into a separate services agreement with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA (AMG 890). During the year ended September 30, 2017, work orders under this services agreement generated approximately $1.5 million of Revenue.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2017	September 30, 2016
Computers, office equipment and furniture	$600,334	$442,915
Research equipment	9,660,960	7,490,400
Software	132,078	80,841
Leasehold improvements	12,208,380	11,885,365
Total gross fixed assets	22,601,752	19,899,521
Less: Accumulated depreciation and amortization	(7,088,733)	(4,512,760)
Property and equipment, net	$15,513,019	$15,386,761

During the year ended September 30, 2017, the Company’s research equipment increased as the Company has moved into a larger research facility in Madison, Wisconsin.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at September 30, 2017 consisted of corporate bonds with maturities remaining of less than one year.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At September 30, 2017, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of September 30, 2017, and September 30, 2016.

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$40,769,539	$—	$(334,755)	$40,434,784

As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$—	$—	$—	$—

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $383,330.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $4,009,395.  Amortization expense for the years ended September 30, 2017, 2016 and 2015 was $1,700,429, $1,714,313 and $1,046,571, respectively.  Amortization expense is expected to be approximately $1,700,429 for fiscal year 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, and $11,962,294 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2016	$22,164,868
Impairment	-
Amortization	(1,700,429)
Balance at September 30, 2017	$20,464,439

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2017, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2017, 74,785,426 shares of Common Stock were outstanding.  At September 30, 2017, 8,902,416 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

During the year ended September 30, 2017, 15,652 shares of Series C Preferred Stock were converted into 2,670,989 shares of Common Stock. No preferred stock was outstanding as of September 30, 2017.

On March 21, 2017, the Board of Directors (the “Board”) of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on March 22, 2017 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a purchase price of $20 per one one-thousandth of a Preferred Share (the “Purchase Price”). This portion of a share of Preferred Stock would give the holder thereof approximately the same dividend, voting and liquidation rights as would one share of Common Stock, with any variations set forth in the Certificate of Designation, Preferences, and Rights of Series D Junior Participating Preferred Stock attached hereto as Exhibit 3.3.  The Rights become exercisable on the earlier of (i) 10 business days following a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the Common Stock then outstanding, other than as a result of repurchases of Common Stock by the Company or certain inadvertent acquisitions; or (ii) 10 business days (or such later date as the Board shall determine prior to the time a person becomes an Acquiring Person) after the commencement of a tender offer or an exchange offer by or on behalf of any person (other than the Company and certain related entities) that, if completed, would result in such person becoming an Acquiring Person.  In the event that a person becomes an Acquiring Person, each holder of a Right shall thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, other securities, cash, or other assets of the Company) having a value equal to two times the Purchase Price.  The Rights expire on March 21, 2018.

On September 28, 2016, the Company sold 1,256,983 shares of Common Stock to Amgen, Inc. at a price of $7.16 per share as part of the Common Stock Purchase Agreement executed with Amgen and discussed further in Note 2 – Collaboration and License Agreements – Amgen, Inc.  The Company received proceeds of $9 million.  On November 18, 2016, a second tranche of 1,745,810 shares was also sold to Amgen at a price of $7.16 per share as part of the Common Stock Purchase Agreement.  The Company received proceeds of $12.5 million in November 2016.

The following table summarizes information about warrants outstanding at September 30, 2017:

Exercise prices	Number of Warrants	Remaining Life in Years
$2.12	75,000	0.4
$1.83	277,284	0.2
$7.14	80,000	0.7
Total warrants outstanding	432,284

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Rental costs, including common area maintenance and real estate taxes, are approximately $27,000 per month, increasing approximately 3% annually.

     The Company also leases approximately 60,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2026.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million, which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million, which is accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  Monthly rental payments, including common area maintenance, real estate taxes and payments of principal and interest on the Note Payable are approximately $182,200 per month.  The monthly rental payments (excluding principal and interest on the Note Payable), will increase approximately 2.5% annually.

The Company previously leased additional research facility space in Middleton, Wisconsin; however this lease expired in December 2016.  Monthly rental payments including common area maintenance and real estate taxes for the additional space was approximately $18,000.

Facility rent expense for the years ended September 30, 2017, 2016 and 2015 was $1,554,000, $926,000 and $831,000, respectively.

As of September 30, 2017, future minimum lease payments due in fiscal years under operating leases are as follows:

2018	$1,531,234
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022	1,097,168
2023 and thereafter	4,669,328
Total	$10,848,066

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

As of September 30, 2017, future principal payments due in fiscal years under the note payable are as follows:

2018	$208,506
2019	223,820
2020	240,258
2021	257,903
2022	276,845
2023 and thereafter	1,326,192
Total	$2,533,524

Litigation

The Company and certain of its officers and directors were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  The consolidated class action, initially filed as Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890 (C.D. Cal., filed Oct. 10, 2014), and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911 (C.D. Cal., filed Oct. 13, 2014), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount.  Additionally, three putative stockholder derivative actions captioned Weisman v. Anzalone et al., No. 2:14-cv-08982 (C.D. Cal., filed Nov. 20, 2014), Bernstein (Backus) v. Anzalone, et al., No. 2:14-cv-09247 (C.D. Cal., filed Dec. 2, 2014); and Johnson v. Anzalone, et al., No. 2:15-cv-00446 (C.D. Cal., filed Jan. 22, 2015), were filed in the United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims.  An additional consolidated derivative action asserting similar claims is pending in Los Angeles County Superior Court, initially filed as Bacchus v. Anzalone, et al., (L.A. Super., filed Mar. 5, 2015); and Jackson v. Anzalone, et al. (L.A. Super., filed Mar. 16, 2015).  Each of these suits seeks damages in unspecified amounts and some seek various forms of injunctive relief.  On October 7, 2016, the federal district court dismissed the consolidated class action with prejudice.  On October 10, 2016, the plaintiffs appealed the dismissal of the consolidated class action to the United States Court of Appeals for the Ninth Circuit.  The Weisman and Johnson derivative actions have been dismissed without prejudice.  The Bernstein derivative action remains pending and is stayed pending the related consolidated class action.  The Company believes it has meritorious defenses and intends to vigorously defend itself in each of these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company does not expect these matters to have a material effect on its Consolidated Financial Statements. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

   The Company and certain executive officers were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s drug research programs.  The consolidated class action, initially filed as Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505 (C.D. Cal, filed Nov. 15, 2016 ), Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954 (C.D. Cal., filed Dec. 2, 2016), and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310 (C.D. Cal., filed Jan. 13, 2017) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court and is stayed pending the related consolidated class action. Two additional putative stockholder derivative actions, captioned Lucas v. Anzalone, et al., No. 2:17-cv-03207 (C.D. Cal., filed April 28, 2017), and Singh v. Anzalone, et al., No. 2:17-cv-03160 (C.D. Cal., filed April 27, 2017), alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims, are pending in the United States District Court for the Central District of California.  The Lucas and Singh actions have been consolidated. On September 20, 2017, the United States District Court dismissed the consolidated class action without prejudice.  On October 26, 2017, the plaintiffs filed a second amended consolidated complaint, and a motion to dismiss was filed on November 8, 2017.  The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company. With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for pre-clinical and clinical studies.  As of September 30, 2017, these future commitments were estimated at approximately $11.4 million, all of which are expected to be incurred in fiscal 2018.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the year ended September 30, 2017, 2016, and 2015, we reached milestones amounting to $0, $3.0 million and $1.0 million, respectively, based on progress achieved on our previous clinical candidates.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2017, 2,119,286 and 6,329,079 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share award to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2017, there were options granted and outstanding to purchase 2,119,286 and 2,986,207 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,098,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2017, there were 444,050 shares reserved for options and 10,000 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the year ended September 30, 2017, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 591,000 options and 2,623,000 restricted stock units were granted under the 2013 Incentive Plan, and 47,000 options and 0 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2016	6,691,200	$6.56
Granted	638,000	1.95
Cancelled	(1,643,927)	7.02
Exercised	(135,730)	2.01
Balance At September 30, 2017	5,549,543	$6.00	6.5 years	$3,390,029
Exercisable At September 30, 2017	4,065,611	$6.32	5.8 years	$1,872,018

Stock-based compensation expense related to stock options for the years ended September 30, 2017, 2016 and 2015 was $4,524,833, $6,361,396, and $4,760,831, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2017, 2016 and 2015 was estimated at $849,816, $6,426,207 and $7,338,395, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2017, 2016 and 2015 was $35,512, $142,690 and $128,391, respectively.

As of September 30, 2017, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $4,627,267 will be recognized in the Company’s results of operations over a weighted average period of 1.8 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2017	2016	2015
Dividend yield	—	—	—
Risk-free interest rate	1.34 – 2.31%	1.05 – 1.89%	1.46 – 1.89%
Volatility	79%	89%	75%
Expected life (in years)	5.85	6.25	6 - 6.25
Weighted average grant date fair value per share of options granted	$1.33	$4.58	$4.24

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the year ended September 30, 2017, the Company awarded 2,623,000 restricted stock units to certain members of management.  Of the restricted stock units granted during the year ended September 30, 2017, 0 were granted outside of the Plan as an inducement grant to a new employee. At vesting, each RSU will be exchanged for one share of the Company’s Common Stock. Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2016	1,356,667	$6.72
Granted	2,623,000	1.59
Vested	(786,667)	7.03
Forfeited	(85,000)	1.55
Unvested at September 30, 2017	3,108,000	$2.45

During the years ended September 30, 2017, 2016 and 2015, the Company recorded $3,366,762, $5,234,420 and $4,489,931 of expense related to restricted stock units, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For restricted stock units, the grant date fair value of the award is based on the Company’s closing stock price at the grant date.  Expense is recognized over the vesting period for all awards, and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards.

As of September 30, 2017, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $2,448,449 will be recognized in the Company’s results of operations over a weighted average period of 1.1 years.

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

The following table summarizes fair value measurements at September 30, 2017 and September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,838,567	$—	$—	$24,838,567
Short-term investments	$40,769,539	$—	$—	$40,769,539
Derivative liabilities	$—	$—	$695,114	$695,114
Contingent Consideration	$—	$—	$—	$—

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,366,448	$—	$—	$85,366,448
Short-term investments	$—	$—	$—	$—
Derivative liabilities	$—	$—	$1,602,626	$1,602,626
Contingent Consideration	$—	$—	$—	$—

As part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which 265,161 warrants were outstanding at September 30, 2017.  Further, as part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants” and, together with the 2012 Warrants, the “Warrants”) of which 12,123 warrants were outstanding at September 30, 2017.  Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the years ended September 30, 2017, 2016 and 2015 the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $870,760, $(293,072) and $2,684,712, respectively.  Additionally, as part of an equity financing in June 2010, Arrowhead issued warrants to purchase up to 329,649 shares of Common Stock (the “2010 Warrants”), of which warrants to exercise 24,324 shares remained unexercised and were cancelled at their expiration during fiscal 2016.

The assumptions used in valuing the derivative liability were as follows:

2012 Warrants	September 30, 2017	September 30, 2016	September 30, 2015
Risk-free interest rate	1.07%	0.68%	0.6%
Expected life	0.2 Years	1.2 Years	2.2 Years
Dividend yield	—	—	—
Volatility	79%	89%	75%

2013 Warrants	September 30, 2017	September 30, 2016	September 30, 2015
Risk-free interest rate	1.07%	0.68%	0.6%
Expected life	0.3 Years	1.3 Years	2.3 Years
Dividend yield	—	—	—
Volatility	79%	89%	75%

The following is a reconciliation of the derivative liability related to these warrants:

Value at September 30, 2016	$1,565,874
Issuance of instruments	—
Change in value	(870,760)
Net settlements	—
Value at September 30, 2017	$695,114

In conjunction with the financing of Ablaris in fiscal 2011, Arrowhead sold exchange rights to certain investors whereby the investors had the right to exchange their shares of Ablaris for a prescribed number of Arrowhead shares of Common Stock based upon a predefined ratio. The exchange rights had a seven-year term and a current exchange ratio of  0.01. Exchange rights for 675,000 Ablaris shares were sold in fiscal 2011, and 500,000 remained outstanding at September 30, 2016. The 500,000 remaining were exercised during the year ended September 30, 2017.  The exchange rights were subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the exchange rights on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the exchange rights was estimated at the end of each reporting period and the change in the fair value of the exchange rights is recorded as a non-operating gain or loss in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the years ended September 30, 2017, 2016 and 2015, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $19,602, $(7,950) and $184,555, respectively.  There was no derivative liability remaining at September 30, 2017 given that all of the exchange rights had been exercised.

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

As of September 30, 2015, the Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2016 and 2017.

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

Components of the net deferred tax asset (liability) at September 30, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Accrued compensation	$1,337,619	$1,691,050
Stock compensation	5,670,468	7,224,958
Capitalized research and development	2,196,542	2,957,528
Fixed Assets	203,477	—
Net operating losses	132,119,837	125,120,957
Intangible Assets	5,358,700	5,544,091
Deferred Revenue	1,068,206	—
Deferred Rent	865,675	—
Capital Loss	1,020,162	—
Total deferred tax assets	149,840,686	142,538,584
Valuation allowance	(136,625,436)	(128,695,371)
Deferred tax liabilities:
State taxes	(13,215,250)	(13,804,268)
Fixed assets	—	(38,945)
Total deferred tax liability	(13,215,250)	(13,843,213)
Net deferred tax assets (liabilities)	$—	$—

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

As of September 30, 2016, the Company had available gross federal net operating loss (NOL) carry forwards of $260.7 million and gross state NOL carry forwards of $398.3 million.  Gross federal NOL carry forwards for 2017 are estimated at $24.5 million, and gross state NOL carry forwards for 2017 are estimated at $24.2 million.  The NOLs expire at various dates through 2037.

The provisions for income taxes for the years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$2,400	2,400
Deferred	—	—
Total State	$2,400	2,400
Provision from income taxes	$2,400	2,400

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2017 and 2016:

	2017	2016
At U.S. federal statutory rate	34.0%	34.0%
State taxes, net of federal effect	4.9	9.0
Stock compensation	(5.8)	(1.1)
Mark-to-market adjustments	0.9	(0.1)
Valuation allowance	(23.1)	(41.1)
True-up on deferred taxes	(3.0)	—
State blended rate change	(5.7)	—
Other	(2.2)	(0.7)
Effective income tax rate	0.0%	0.0%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2017 and 2016.

The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California, the Australia Tax Office (“ATO”) and certain other taxing jurisdictions. The Company is subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled.  During the three months ended September 30, 2016, the IRS commenced an audit for the tax year ended September 30, 2015.  The audit concluded during the year ended September 30, 2017 with no material adjustments. In November 2017, the ATO commenced an audit for the tax year ended September 30, 2016.

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

For the years ended September 30, 2017, 2016, and 2015, we recorded expenses under this plan of approximately $426,470, $476,835 and $407,603, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2017 and 2016:

	First	Second	Third	Fourth
Year ended September 30, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$4,365,496	$8,985,930	$9,342,498	$8,713,785
Operating Losses	$(14,901,887)	$(6,129,642)	$(5,714,164)	$(10,250,216)
Net Loss	$(12,086,108)	$(6,042,557)	$(5,519,741)	$(10,731,889)
Net Loss Attributable to Arrowhead	$(12,086,108)	$(6,042,557)	$(5,519,741)	$(10,731,889)
Loss per share (Basic and Diluted)	$(0.17)	$(0.08)	$(0.07)	$(0.14)

	First	Second	Third	Fourth
Year ended September 30, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$43,750	$43,750	$39,583	$31,250
Operating Losses	$(19,341,270)	$(21,264,855)	$(19,341,487)	$(21,795,114)
Net Loss	$(19,264,414)	$(20,815,860)	$(19,420,743)	$(22,221,985)
Net Loss Attributable to Arrowhead	$(19,264,414)	$(20,815,860)	$(19,420,743)	$(22,221,985)
Loss per share (Basic and Diluted)	$(0.32)	$(0.35)	$(0.32)	$(0.34)