Form 10-Q
period 2017-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2018-02-09
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38042

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 7, 2018 was 86,787,566.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited)
	December 31, 2017	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,531,345	$24,838,567
Accounts receivable	149,931	67,797
Prepaid expenses	651,239	867,363
Other current assets	1,604,986	1,359,638
Short term investments	39,169,376	40,769,539
TOTAL CURRENT ASSETS	53,106,877	67,902,904
Property and equipment, net	14,932,366	15,513,019
Intangible assets, net	20,039,332	20,464,439
Other assets	141,918	141,918
TOTAL ASSETS	$88,220,493	$104,022,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,707,047	$4,076,514
Accrued expenses	3,478,512	4,564,507
Accrued payroll and benefits	1,936,024	3,399,679
Deferred rent	440,580	440,580
Deferred revenue	1,875,001	5,269,741
Derivative liabilities	20,445	695,114
Note Payable	212,233	208,506
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	13,716,249	18,701,048
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,834,392	1,929,052
Note Payable, net of current portion	2,270,542	2,325,018
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	4,304,934	4,454,070
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 74,917,876 and 74,785,426 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	167,287	167,155
Additional paid-in capital	516,577,723	514,037,301
Accumulated other comprehensive income (loss)	23,704	33,232
Accumulated deficit	(446,014,216)	(432,815,338)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	70,754,498	81,422,350
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	70,199,310	80,867,162
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,220,493	$104,022,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months ended	Three Months ended
	December 31, 2017	December 31, 2016
REVENUE	$3,509,821	$4,365,496
OPERATING EXPENSES
Research and development	8,431,903	9,527,051
Salaries and payroll-related costs	3,986,367	4,276,105
General and administrative expenses	1,671,185	1,854,174
Stock-based compensation	2,092,541	2,424,442
Depreciation and amortization	1,141,173	1,185,611
TOTAL OPERATING EXPENSES	17,323,169	19,267,383
OPERATING LOSS	(13,813,348)	(14,901,887)
OTHER INCOME (EXPENSE)
Interest income (expense), net	163,731	25,148
Change in value of derivatives	450,739	1,483,831
Other income (expense)	-	1,306,800
TOTAL OTHER INCOME (EXPENSE)	614,470	2,815,779
LOSS BEFORE INCOME TAXES	(13,198,878)	(12,086,108)
Provision for income taxes	-	-
NET LOSS	(13,198,878)	(12,086,108)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.18)	$(0.17)
Weighted average shares outstanding - basic and diluted	74,831,415	71,444,600
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(9,528)	(192,608)
COMPREHENSIVE LOSS	$(13,208,406)	$(12,278,716)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2017	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	2,092,541	-	-	-	2,092,541
Exercise of warrants	122,450	122	447,891	-	-	-	448,013
Common stock- Restricted Stock Units vesting	10,000	10	(10)	-	-	-	-
Foreign currency translation adjustments	-	-	-	(9,528)	-	-	(9,528)
Net loss for the three months ended December 31, 2017	-	-	-	-	(13,198,878)	-	(13,198,878)
Balance at December 31, 2017	74,917,876	$167,287	$516,577,723	$23,704	$(446,014,216)	$(555,188)	$70,199,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended	Three Months ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,198,878)	$(12,086,108)
Change in value of derivatives	(450,739)	(1,483,831)
Stock-based compensation	2,092,541	2,424,442
Depreciation and amortization	1,141,173	1,185,611
Amortization/(accretion) of note premiums	107,783	-
Changes in operating assets and liabilities:
Accounts receivable	(82,134)	15,000
Prepaid expenses and Other Current Assets	(29,223)	1,027,021
Deferred revenue	(3,394,740)	25,652,536
Accounts payable	1,630,533	(4,648,013)
Accrued expenses	(2,550,703)	(1,850,996)
Other	43,907	(235,471)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,690,480)	10,000,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,414)	(5,296,653)
Purchases of marketable securities	(5,018,040)	-
Proceeds from sale of marketable securities	6,510,420	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,356,966	(5,296,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(197,790)	(47,277)
Payments of taxes for net share settled restricted stock unit issuances	-	(417,140)
Proceeds from the exercises of warrants and stock options	224,082	-
Proceeds from the issuance of common stock	-	12,500,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,292	12,035,583
NET INCREASE (DECREASE) IN CASH	(13,307,222)	16,739,121
CASH AT BEGINNING OF PERIOD	24,838,567	85,366,448
CASH AT END OF PERIOD	$11,531,345	$102,105,569
Supplementary disclosures:
Interest Paid	$(44,722)	$(48,195)
Property and Equipment expenditures included in accounts payable and accrued expenses	$-	$(1,041,276)

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

With regard to key recent developments, during the first quarter of fiscal 2018, the Company filed Clinical Trial Applications (CTAs) for ARO-AAT and ARO-HBV to begin a phase 1 clinical study and a phase 1 / 2 clinical study for each program, respectively.  Additionally, on January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.7 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

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

At December 31, 2017, the Company had $11.5 million in cash, and $39.2 million in short-term investments, to fund operations.  During the three months ended December 31, 2017, the Company’s cash and investments balance decreased by $14.9 million, which was primarily the result of cash outflows of $14.7 million related to operating activities.

On January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.7 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

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

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Actual results could materially differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended September 30, 2017.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at December 31, 2017 and September 30, 2017.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the three months ended December 31, 2017 and 2016, all of the Company’s investments were classified as held-to-maturity.

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

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at December 31, 2017 and September 30, 2017.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three months ended December 31, 2017 and 2016 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS – AMGEN, INC.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “ARO-LPA (AMG-890) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization.

Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share, which represents the 30-day volume-weighted average price of the Common Stock on the NASDAQ stock market over the 30 trading days preceding the Effective Date, as defined in the ARO-AMG1 Agreement. Subject to Amgen’s exercise of the Option, as defined in the ARO-AMG1 Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG-890) Agreement.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million of this was amortized into Revenue during the three months ended December 31, 2017.  Of the initial $5 million payment, approximately $1.9 million remained as Deferred Revenue as of December 31, 2017.

Under the terms of the ARO-LPA (AMG-890) Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA (AMG-890).  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding ARO-LPA (AMG-890) in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA (AMG-890) Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which was the date where the significant development and manufacturing related deliverables were completed.  The Company received the upfront payment of $30 million due under the ARO-LPA (AMG-890) Agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $2.7 million of this was amortized into Revenue during the three months ended December 31, 2017.  The initial $30 million payment has been fully recognized, and no balance remains in Deferred Revenue as of December 31, 2017.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA (AMG 890) and ARO-AMG-1. During the three months ended December 31, 2017, these work orders generated approximately $0.2 million of Revenue.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2017	September 30, 2017
Computers, office equipment and furniture	$600,334	$600,334
Research equipment	9,796,374	9,660,960
Software	132,078	132,078
Leasehold improvements	12,208,380	12,208,380
Total gross fixed assets	22,737,166	22,601,752
Less: Accumulated depreciation and amortization	(7,804,800)	(7,088,733)
Property and equipment, net	$14,932,366	$15,513,019

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at December 31, 2017 consisted of corporate bonds with maturities remaining of less than one year.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At December 31, 2017, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of December 31, 2017, and September 30, 2017.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$39,169,376	$—	$(376,905)	$38,792,471

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$40,769,539	$—	$(334,755)	$40,434,784

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $420,482.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $4,397,401.  Amortization expense for the three months ended December 31, 2017 and 2016 was $425,107 and $425,107, respectively.  Amortization expense is expected to be approximately $1,275,322 for the remainder of fiscal year 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, and $10,261,864 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2017	$20,464,439
Impairment	-
Amortization	(425,107)
Balance at December 31, 2017	$20,039,332

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2017, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2017, 74,917,876 shares of Common Stock were outstanding.  At December 31, 2017, 9,002,916 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

On January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.7 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

The following table summarizes information about warrants outstanding at December 31, 2017:

Exercise prices	Number of Warrants	Remaining Life in Years
$2.12	75,000	0.2
$1.83	11,023	0.1
$7.14	80,000	0.5
Total warrants outstanding	166,023

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Monthly rental payments are approximately $27,000 per month, increasing approximately 3% annually.

The Company also leases approximately 60,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2026.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million which is accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  Monthly rental payments, including payments of principal and interest on the Note Payable are approximately $182,200 per month. The monthly rental payments (excluding principal and interest on the Note Payable), will increase approximately 2.5% annually.

Facility rent expense for the three months ended December 31, 2017 and 2016 was $354,400 and $407,500, respectively.

As of December 31, 2017, future minimum lease payments due in fiscal years under operating leases are as follows:

2018 (remainder of)re	$1,150,247
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022	1,097,168
2023 and thereafter	4,669,328
Total	$10,467,079

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

As of December 31, 2017, future principal payments due in fiscal years under the note payable are as follows:

2018 (remainder of)	$157,757
2019	223,820
2020	240,258
2021	257,903
2022	276,845
2023 and thereafter	1,326,192
Total	$2,482,775

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

The Company and certain executive officers were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s drug research programs.  The consolidated class action, initially filed as Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505 (C.D. Cal, filed Nov. 15, 2016 ), Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954 (C.D. Cal., filed Dec. 2, 2016), and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310 (C.D. Cal., filed Jan. 13, 2017) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court and is stayed pending the related consolidated class action. Two additional putative stockholder derivative actions, captioned Lucas v. Anzalone, et al., No. 2:17-cv-03207 (C.D. Cal., filed April 28, 2017), and Singh v. Anzalone, et al., No. 2:17-cv-03160 (C.D. Cal., filed April 27, 2017), alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims, are pending in the United States District Court for the Central District of California.  The Lucas and Singh actions have been consolidated. On December 21, 2017, the federal district court dismissed the consolidated class action with prejudice.  On December 27, 2017 the plaintiffs appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.  The Lucas and Singh actions are stayed pending resolution of the Ninth Circuit appeal.  The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company.

With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of December 31, 2017, these future commitments were estimated at approximately $13.6 million, of which approximately $11.1 million is expected to be incurred in fiscal 2018, and $2.5 is expected to be incurred beyond fiscal 2018.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended December 31, 2017 and 2016, the Company did not reach any milestones requiring milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of December 31, 2017, 2,114,286 and 6,329,079 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2017, there were options granted and outstanding to purchase 2,114,286 and 2,945,999 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,098,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2017, there were 557,050 shares reserved for options and 2,500 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended December 31, 2017, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, no options or restricted stock units were granted under the 2013 Incentive Plan, and 115,000 options and 2,500 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2017	5,549,543	$6.00
Granted	115,000	3.60
Cancelled	(47,207)	13.70
Exercised	–	–
Balance At December 31, 2017	5,617,336	$5.89	6.3 years	$2,474,103
Exercisable At December 31, 2017	4,169,205	$6.40	5.6 years	$1,301,464

Stock-based compensation expense related to stock options for the three months ended December 31, 2017 and 2016 was $900,659 and $1,438,459, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended December 31, 2017 and 2016 was $348,899 and $215,539, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2017 and 2016 was $0 and  $0, respectively.

As of December 31, 2017, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $4,067,828 will be recognized in the Company’s results of operations over a weighted average period of 1.8 years.

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

The assumptions used to value stock options are as follows:

	Three Months Ended December 31,
	2017	2016
Dividend yield	—	—
Risk-free interest rate	2.05 – 2.22%	1.34 – 1.44%
Volatility	110%	79%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$3.03	$4.49

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three months ended December 31, 2017, the Company issued 2,500 RSUs as an inducement award to a new employee outside of the equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2017	3,108,000	$2.45
Granted	2,500	3.51
Vested	(10,000)	5.22
Forfeited	—	—
Unvested at December 31, 2017	3,100,500	$2.44

During the three months ended December 31, 2017 and 2016, the Company recorded $1,191,882 and $985,983 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of December 31, 2017, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $1,534,292 will be recognized in the Company’s results of operations over a weighted average period of 1.0 years.

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

The following table summarizes fair value measurements at December 31, 2017 and September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,531,345	$—	$—	$11,531,345
Short-term investments	39,169,376	—	—	39,169,376
Derivative liabilities	—	—	20,445	20,445
Contingent Consideration	$—	$—	$—	$—

September 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,838,567	$—	$—	$24,838,567
Short-term investments	40,769,539	—	—	40,769,539
Derivative liabilities	—	—	695,114	695,114
Contingent Consideration	$—	$—	$—	$—

As part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 11,023 warrants were outstanding at December 31, 2017.  Further, as part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which warrants to exercise 143,811 shares remained unexercised and were cancelled at their expiration during the three months ended December 31, 2017.   Each of the Warrants contains a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issues Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended December 31, 2017 and 2016, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $450,739 and $1,454,831, respectively.

The assumptions used in valuing the derivative liability were as follows:

2013 Warrants	December 31, 2017	September 30, 2017
Risk-free interest rate	1.01%	1.07%
Expected life	0.1 Years	0.3 Years
Dividend yield	—	—
Volatility	110%	79%

The following is a reconciliation of the derivative liability related to these Warrants:

Value at September 30, 2017	$695,114
Issuance of instruments	—
Change in value	(450,739)
Net settlements	(223,930)
Value at December 31, 2017	$20,445

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

As of September 30, 2015, the Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at December 31, 2017 and September 30, 2017.

NOTE 10. SUBSEQUENT EVENTS

On January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.7 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

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

Overview and Recent Developments

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

During the first quarter of fiscal 2018, the Company filed Clinical Trial Applications (CTAs) for ARO-AAT and ARO-HBV to begin a phase 1 clinical study and a phase 1 / 2 clinical study for each program, respectively.  These applications represent the first of five planned regulatory submissions to advance our pipeline candidates into clinical trials over the next 12 months.

The Company’s collaboration agreements with Amgen also continue to progress as it relates to the ARO-LPA (AMG 890) and ARO-AMG1 candidates.  Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) Agreement.

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

Net losses were $13.2 million and $12.1 million during the three months ended December 31, 2017 and 2016, respectively.  Diluted losses per share were $0.18 and $0.17 during the three months ended December 31, 2017 and 2016, respectively.

The Company strengthened its liquidity and financial position through an equity offering completed in January 2018, which generated approximately $56.7 million of net cash proceeds for the Company.  These cash proceeds secured the funding needed to continue to advance our preclinical and clinical candidates. The Company had $11.5 million of cash and cash equivalents, $39.2 million of short-term investments and $88.2 million of total assets as of December 31, 2017, as compared to $24.8 million, $40.8 million and $104.0 million as of September 30, 2017, respectively. Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Impairment of Intangible assets

Intangible assets consist of license agreements and patents acquired in conjunction with a business or asset acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are also reviewed annually to determine whether any impairment is necessary. Based on ASU 2012-02, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue	$3,509,821	$4,365,496
Operating Loss	(13,813,348)	(14,901,887)
Net Loss	(13,198,878)	(12,086,108)
Loss per Share (Basic and Diluted)	$(0.18)	$(0.17)

Our operating results were relatively consistent period over period.  Operating Expenses were reduced given our clinical trial discontinuation in 2016, however this reduction was more than offset by reductions in Other Income and Revenue discussed further below.

Revenue

Total revenue was $3,509,821 and $4,365,496 for the three months ended December 31, 2017 and 2016, respectively.  Revenue in the current period is primarily related to the upfront payments received from Amgen in 2016 that we are recognizing as Revenue as performance is completed for the ARO-LPA (AMG-890) and ARO-AMG1 Agreements.  The decrease in our Revenue during the three months ended December 31, 2017 was driven by a reduction in the amount of Revenue recognized associated with the $30 million upfront payment received from Amgen associated with the ARO-LPA (AMG-890) Agreement.  We recognized Revenue from the ARO-LPA (AMG-890) Agreement on a straight-line basis as performance was completed from November 2016 thru October 2017.

Under the terms of the ARO-LPA (AMG 890) Agreement, the Company has granted a worldwide, exclusive license to ARO-LPA (AMG 890) .  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding ARO-LPA (AMG 890)  in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the ARO-LPA (AMG 890)  Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables were completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $2.7 million of this was amortized into Revenue during the three months ended December 31, 2017. During the three months ended December 31, 2016, $3.7 million of this payment was amortized into Revenue.  The initial $30 million payment has been fully recognized, and no balance remains in Deferred Revenue as of December 31, 2017.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The initial $5 million payment was recorded as Deferred Revenue, and $0.6 million of this was amortized into Revenue during the three months ended December 31, 2017. During the three months ended December 31, 2016, $0.6 million of this payment was amortized into Revenue.  Of the initial $5 million payment, $1.9 million remains in Deferred Revenue as of December 31, 2017.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to ARO-LPA (AMG 890) and ARO-AMG-1. During the three months ended December 31, 2017, these work orders generated approximately $0.2 million of Revenue.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2017 and 2016 are shown in the tables below.

Research and Development Expenses – Three months ended December 31, 2017 compared to the three months ended December 31, 2016

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

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2017	Category	December 31, 2016	Category	$	%
Laboratory supplies & services	$947	11%	$837	9%	$110	13%
In vivo studies	680	8%	461	5%	219	48%
Outside labs & contract services	73	1%	132	1%	(59)	-45%
Toxicity/efficacy studies	1,884	22%	515	5%	1,369	266%
Drug manufacturing	3,345	40%	2,225	23%	1,120	50%
Clinical trials	821	10%	4,679	49%	(3,858)	-82%
License, royalty & milestones	19	0%	-	0%	19	N/A
Facilities and related	594	7%	592	6%	2	0%
Other research expenses	69	1%	86	1%	(17)	-20%
Total	$8,432	100%	$9,527	100%	$(1,095)	-11%

Laboratory supplies and services expense increased by $110,000 from $837,000 during the three months ended December 31, 2016 to $947,000 during the current period.  The increase in laboratory supplies and services is a result of additional supply purchases necessary to support the expansion of the Company’s preclinical pipeline as well as the development of the subcutaneous versions of its drug candidates.

In vivo studies expense increased by $219,000 from $461,000 during the three months ended December 31, 2016 to $680,000 during the current period.  In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies in the current period is a result of additional discovery studies being conducted for the Company’s subcutaneous candidates.

Outside labs and contract services expense decreased by $59,000 from $132,000 during the three months ended December 31, 2016 to $73,000 during the current period.  The decrease in outside labs and contract services in the current period is a result of additional discovery work being conducted in-house for the Company’s subcutaneous candidates.

Toxicity/efficacy studies expense increased by $1,369,000 from $515,000 during the three months ended December 31, 2016 to $1,884,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase primarily relates to toxicology studies for ARO-AAT and ARO-HBV as each candidate moves toward clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Drug manufacturing expense increased by $1,120,000 from $2,225,000 during the three months ended December 31, 2016 to $3,345,000 during the current period.  The increase primarily relates to manufacturing campaigns for ARO-AAT and ARO-HBV as each candidate moves toward clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Clinical trials expense decreased by $3,858,000 from $4,679,000 during the three months ended December 31, 2016 to $821,000 during the current period.  The decrease is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies. We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

License, royalty and milestones expense increased by $19,000 from $0 during the three months ended December 31, 2016 to $19,000 during the current period.  This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense was consistent at $592,000 during the three months ended December 31, 2016 and $594,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin.

Other research expense decreased by $17,000 from $86,000 during the three months ended December 31, 2016 to $69,000 during the current period.  The decrease primarily relates to small non-recurring research expenses that occurred in the previous period.

Salaries – Three months ended December 31, 2017 compared to the three months ended December 31, 2016

The Company employs scientific, technical and administrative staff at its corporate offices and its research facility. Salaries and payroll-related expense consists of salary, bonuses, payroll taxes and related benefits. Salary and payroll-related expenses include two major categories based on the primary activities of each employee: research and development (R&D) compensation expense and general and administrative (G&A) compensation expense. The following table provides details of salary and payroll-related expenses for the periods indicated:

(in thousands, except percentages)

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	December 31, 2017	Category	December 31, 2016	Category	$	%
R&D - compensation-related	$2,811	71%	$3,249	76%	$(438)	-13%
G&A - compensation-related	1,175	29%	1,027	24%	148	14%
Total	$3,986	100%	$4,276	100%	$(290)	-7%

R&D compensation expense decreased by $438,000 from $3,249,000 during the three months ended December 31, 2016 to $2,811,000 during the current period.  The decrease is primarily due to the reduction in force in December 2016 associated with the discontinuation of our previous clinical candidates.

G&A compensation expense increased by $148,000 from $1,027,000 during the three months ended December 31, 2016 to $1,175,000 during the current period. Additional headcount and salary adjustments accounted for the majority of the change in the current period.

General & Administrative Expenses – Three months ended December 31, 2017 compared to the three months ended December 31, 2016

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2017	Category	December 31, 2016	Category	$	%
Professional/outside services	$665	40%	$695	38%	$(30)	-4%
Patent expense	348	21%	287	16%	61	21%
Facilities and related	80	5%	81	4%	(1)	-1%
Travel	172	10%	180	10%	(8)	-4%
Business insurance	133	8%	148	8%	(15)	-10%
Communication and Technology	135	8%	134	7%	1	1%
Office expenses	97	6%	314	17%	(217)	-69%
Other	41	3%	15	1%	26	173%
Total	$1,671	100%	$1,854	100%	$(183)	-10%

Professional/outside services include legal, accounting, consulting and other outside services retained by the Company. All periods include normally recurring legal and audit expenses related to SEC compliance and other corporate matters. Professional/outside services expense decreased by $30,000 from $695,000 during the three months ended December 31, 2016 to $665,000 during the current period. The decrease primarily related to small non-recurring professional fee charges incurred in 2016.

Patent expense increased by $61,000 from $287,000 during the three months ended December 31, 2016 to $348,000 during the current period.  The Company continues to invest in patent protection for its product candidates and other RNAi technology through patent filings in numerous countries.  The Company expects to extend and maintain protection for its current portfolios, as appropriate, and file new patent applications as technologies are developed and improved. Expenses can vary from period to period as patents proceed through their prosecution life cycle.

Facilities-related expense remained consistent at $81,000 and $80,000 in the three months ended December 31, 2016 and 2017, respectively. Facilities expense relates to recurring expenses associated with our corporate headquarters in Pasadena, California.

Travel expense decreased by $8,000 from $180,000 during the three months ended December 31, 2016 to $172,000 during the current period.  Travel expense decreased due to the discontinuation of our clinical trials in November 2016 and reduction in R&D headcount.  We anticipate this expense to increase as we prepare to enter clinical trials with our new subcutaneous drug candidates.

Business insurance expense decreased by $15,000 from $148,000 during the three months ended December 31, 2016 to $133,000 during the current period.  Business insurance costs decreased primarily due to the disconintuation of our clinical trials in November 2016.

Communication and technology was consistent at $134,000 and $135,000 during the three months ended December 31, 2016 and 2017, respectively.  This category includes costs associated with the Company’s IT infrastructure.

Office expense decreased by $217,000 from $314,000 during the three months ended December 31, 2016 to $97,000 during the current period.  These expenses relate to conferences/training, office supplies, miscellaneous administrative expenses, and expenses related to office expansions at our R&D facility in Madison and our corporate headquarters in Pasadena.  The decrease is primarily related to moving expenses for the Company’s move to its facility in Madison, Wisconsin in late 2016.

Other expense increased by $26,000 from $15,000 during the three months ended December 31, 2016 to $41,000 during the current period.  This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The increase in other expense is primarily related to conference attendance fees recorded during the three months ended December 31, 2017.

Stock-based compensation expense

Stock-based compensation expense, a noncash expense, was $2,424,442 and $2,092,541 during the three months ended December 31, 2016 and 2017, respectively.  Stock-based compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense is primarily due to lower grant date fair values of recent awards due to the Company’s stock price.

Depreciation and amortization expense

Depreciation and amortization expense, a noncash expense, was $1,185,611 and $1,141,173 during the three months ended December 31, 2016 and 2017, respectively. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility and its Pasadena corporate headquarters.  The expense was relatively consistent period to period.

Other income / expense

Other income / expense was income of $2,815,779 and $614,470 during the three months ended December 31, 2016 and 2017, respectively. The primary component of other income during the three months ended December 31, 2016 was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.  Additionally, the Company recorded $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received during the three months ended December 31, 2016.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash investment.

At December 31, 2017, the Company had cash on hand of approximately $11.5 million as compared to $24.8 million at September 30, 2017.  Excess cash invested in fixed income securities was $39.2 million at December 31, 2017, compared to $40.8 million at September 30, 2017.  Additionally, on January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.7 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2017 and 2016 is as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Cash Flow from Continuing Operations:
Operating Activities	$(14,690,480)	$10,000,191
Investing Activities	1,356,966	(5,296,653)
Financing Activities	26,292	12,035,583
Net Increase (Decrease) in Cash	(13,307,222)	16,739,121
Cash at Beginning of Period	24,838,567	85,366,448
Cash at End of Period	$11,531,345	$102,105,569

During the three months ended December 31, 2017, the Company used $14.7 million in cash from operating activities for the on-going expenses of its research and development programs and general and administrative expenses.  Cash provided by investing activities was $1.4 million, which was primarily related to maturities of fixed-income investments of $6.5 million offset by purchases of fixed-income securities of $5.0 million.  Cash provided by financing activities of $26,292 was driven by the $0.2 million of cash generated from warrant exercises offset by $0.2 million of payments against a note payable.

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

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission on December 12, 2017.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2017. For an update to those disclosures, see Note 7 to the Consolidated Financial Statements under the heading “Litigation” in Part I, Item 1.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2017. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2018

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer