Form 10-Q
period 2018-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 6, 2018 was 88,023,149.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,995,386	$24,838,567
Accounts receivable	14,975	67,797
Prepaid expenses	1,095,977	867,363
Other current assets	279,049	1,359,638
Short term investments	32,484,708	40,769,539
TOTAL CURRENT ASSETS	61,870,095	67,902,904
Long term investments	17,672,658	-
Property and equipment, net	14,029,239	15,513,019
Intangible assets, net	19,189,117	20,464,439
Other assets	141,918	141,918
TOTAL ASSETS	$112,903,027	$104,022,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,165,731	$4,076,514
Accrued expenses	2,163,533	4,564,507
Accrued payroll and benefits	1,147,780	3,399,679
Deferred rent	440,580	440,580
Deferred revenue	943,200	5,269,741
Derivative liabilities	-	695,114
Note Payable	219,889	208,506
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	7,127,120	18,701,048
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,657,899	1,929,052
Note Payable, net of current portion	2,158,649	2,325,018
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	4,016,548	4,454,070
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 87,854,651 and 74,785,426 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	180,224	167,155
Additional paid-in capital	578,642,206	514,037,301
Accumulated other comprehensive income (loss)	(3,338)	33,232
Accumulated deficit	(476,504,545)	(432,815,338)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	102,314,547	81,422,350
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	101,759,359	80,867,162
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,903,027	$104,022,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE	$727,375	$9,342,498	$4,887,321	$22,693,923
OPERATING EXPENSES
Research and development	12,052,653	11,136,741	36,974,625	37,363,207
General and administrative expenses	4,594,441	3,919,921	12,679,822	12,076,412
TOTAL OPERATING EXPENSES	16,647,094	15,056,662	49,654,447	49,439,619
OPERATING LOSS	(15,919,719)	(5,714,164)	(44,767,126)	(26,745,696)
OTHER INCOME (EXPENSE)
Interest income (expense), net	313,702	131,358	645,778	265,250
Change in value of derivatives	-	63,065	432,141	1,519,513
Other income (expense)	-	-	-	1,312,524
TOTAL OTHER INCOME (EXPENSE)	313,702	194,423	1,077,919	3,097,287
LOSS BEFORE INCOME TAXES	(15,606,017)	(5,519,741)	(43,689,207)	(23,648,409)
Provision for income taxes	-	-	-	-
NET LOSS	(15,606,017)	(5,519,741)	(43,689,207)	(23,648,409)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.18)	$(0.07)	$(0.53)	$(0.32)
Weighted average shares outstanding - basic and diluted	87,634,435	74,772,103	82,149,381	73,603,852
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(28,603)	12,309	(36,570)	(25,835)
COMPREHENSIVE LOSS	$(15,634,620)	$(5,507,432)	$(43,725,777)	$(23,674,244)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2017	74,785,426	167,155	514,037,301	33,232	(432,815,338)	(555,188)	80,867,162
Stock-based compensation	-	-	5,818,119	-	-	-	5,818,119
Exercise of stock options	283,627	283	1,031,775	-	-	-	1,032,058
Exercise of warrants	288,473	289	1,237,141	-	-	-	1,237,430
Common stock- Restricted Stock Units vesting	997,125	997	(55,665)	-	-	-	(54,668)
Common stock issued for cash at $5.25 per share, net of offering costs	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	(36,570)	-	-	(36,570)
Net loss for the nine months ended June 30, 2018	-	-	-	-	(43,689,207)	-	(43,689,207)
Balance at June 30, 2018	87,854,651	$180,224	$578,642,206	$(3,338)	$(476,504,545)	$(555,188)	$101,759,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended	Nine Months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,689,207)	$(23,648,409)
Change in value of derivatives	(432,141)	(1,519,513)
Stock-based compensation	5,818,119	5,881,901
Depreciation and amortization	3,470,880	3,535,915
Amortization/(accretion) of note premiums	582,373	(140,041)
Changes in operating assets and liabilities:
Accounts receivable	52,822	(862,313)
Prepaid expenses and Other Current Assets	856,253	3,176,551
Deferred revenue	(4,326,540)	8,796,246
Accounts payable	(1,910,782)	(4,353,087)
Accrued expenses	(4,652,873)	(5,337,827)
Other	(312,003)	(264,921)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(44,543,099)	(14,735,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(711,779)	(7,810,754)
Purchases of marketable securities	(47,174,620)	(39,904,676)
Proceeds from sale of marketable securities	37,204,420	3,289,963
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,681,979)	(44,425,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(154,986)	(97,145)
Payments of taxes for net share settled restricted stock unit issuances	(54,667)	(417,140)
Proceeds from the exercises of warrants and stock options	2,006,515	272,818
Proceeds from the issuance of common stock	56,585,035	12,419,119
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,381,897	12,177,652
NET INCREASE (DECREASE) IN CASH	3,156,819	(46,983,313)
CASH AT BEGINNING OF PERIOD	24,838,567	85,366,448
CASH AT END OF PERIOD	$27,995,386	$38,383,135
Supplementary disclosures:
Interest Paid	$(131,429)	$(142,033)
Income Tax Credits Refunded	$-	$3,635,016
Income Tax Paid	$(2,400)	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 and ARO-ANG3 for hypertriglyceridemia, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, and ARO-AMG1 for an undisclosed genetically validated cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  AMG 890 (ARO-LPA) for cardiovascular disease was out-licensed to Amgen in 2016.

With regard to key recent developments, during fiscal 2018, the Company filed Clinical Trial Applications (CTAs) for ARO-AAT and ARO-HBV to begin a phase 1 clinical study and a phase 1 / 2 clinical study for each program, respectively, and dosing is now underway in both studies.  Additionally, on January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.6 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

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

At June 30, 2018, the Company had $28.0 million in cash, $32.5 million in short-term investments, and $17.7 in long-term investments to fund operations.  During the nine months ended June 30, 2018, the Company’s cash and investments balance increased by $12.5 million, which was primarily the result of the $56.6 million net proceeds received from the public offering discussed above partially offset by cash outflows of $44.5 million related to operating activities.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at June 30, 2018 and September 30, 2017.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the three and nine months ended June 30, 2018 and 2017, respectively, all of the Company’s investments were classified as held-to-maturity.

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

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at June 30, 2018 and September 30, 2017.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the three and nine months ended June 30, 2018 and 2017 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS – AMGEN, INC.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization.

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

Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The upfront $5 million payment was recorded as Deferred Revenue, and $0.6 million and $2.0 million of this was amortized into Revenue during the three and nine months ended June 30, 2018, respectively.  During the three and nine months ended June 30, 2017, $0.6 million and $2.0 million of this upfront $5 million payment was amortized in Revenue, respectively.  Of the upfront $5 million payment, approximately $0.6 million remained as Deferred Revenue as of June 30, 2018.

Under the terms of the AMG 890 (ARO-LPA) Agreement, the Company has granted a worldwide, exclusive license to AMG 890 (ARO-LPA).  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party, however Amgen has the final decision making authority regarding AMG 890 (ARO-

LPA) in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the AMG 890 (ARO-LPA) Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which was the date where the significant development and manufacturing related deliverables were completed.  The Company received the upfront payment of $30 million due under the AMG 890 (ARO-LPA) Agreement in November 2016.  The upfront $30 million payment was recorded as Deferred Revenue, and $2.7 million of this was amortized into Revenue during the three months ended December 31, 2017.  The upfront $30 million payment has been fully recognized, and $0 remains in Deferred Revenue as of June 30, 2018.  During the three and nine months ended June 30, 2017, $7.9 million and $19.4 million of the upfront $30 million payment was amortized into Revenue, respectively.

On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company will recognize this payment as revenue in its entirety during the fourth fiscal quarter of 2018.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to AMG 890 (ARO-LPA) and ARO-AMG1. During the three and nine months ended June 30, 2018, these work orders generated approximately $0.1 million and $0.3 million of Revenue, respectively.  During the three and nine months ended June 30, 2017, these work orders generated approximately $0.8 million and $1.4 million of Revenue, respectively.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2018	September 30, 2017
Computers, office equipment and furniture	$600,334	$600,334
Research equipment	10,345,664	9,660,960
Software	148,829	132,078
Leasehold improvements	12,208,380	12,208,380
Total gross fixed assets	23,303,207	22,601,752
Less: Accumulated depreciation and amortization	(9,273,968)	(7,088,733)
Property and equipment, net	$14,029,239	$15,513,019

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at June 30, 2018 consisted of corporate bonds with maturities remaining of less than 15 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At June 30, 2018, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of June 30, 2018, and September 30, 2017.

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$32,484,708	$—	$(237,007)	$32,247,701
Commercial notes (due after one year through two years)	$17,672,658	—	$(98,327)	$17,574,331
Total	$50,157,366	$—	$(335,334)	$49,822,032

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$40,769,539	$—	$(334,755)	$40,434,784
Commercial notes (due after one year through two years)	$—	—	$—	$—
Total	$40,769,539	$—	$(334,755)	$40,434,784

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $494,684.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $5,173,413.  Amortization expense for the three months ended June 30, 2018 and 2017 was $425,107 and $425,107, respectively.  Amortization expense for the nine months ended June 30, 2018 and 2017 was $1,275,322 and $1,275,322, respectively.  Amortization expense is expected to be approximately $425,108 for the remainder of fiscal year 2018, $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, and $10,261,864 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2017	$20,464,439
Impairment	-
Amortization	(1,275,322)
Balance at June 30, 2018	$19,189,117

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2018, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2018, 87,854,651 shares of Common Stock were outstanding.  At June 30, 2018, 9,302,968 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

Facility rent expense for the three months ended June 30, 2018 and 2017 was $353,400 and $328,600, respectively.  Facility rent expense for the nine months ended June 30, 2018 and 2017 was $1,041,400 and $1,126,500, respectively.

As of June 30, 2018, future minimum lease payments due in fiscal years under operating leases are as follows:

2018 (remainder of)	$384,250
2019	1,435,409
2020	1,044,431
2021	1,070,496
2022	1,097,168
2023 and thereafter	4,669,328
Total	$9,701,082

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

As of June 30, 2018, future principal payments due in fiscal years under the note payable are as follows:

2018 (remainder of)	$53,520
2019	223,820
2020	240,258
2021	257,903
2022	276,845
2023 and thereafter	1,326,192
Total	$2,378,538

Litigation –

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

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of June 30, 2018, these future commitments were estimated at approximately $19.2 million, of which approximately $5.0 million is expected to be incurred in fiscal 2018, and $14.2 is expected to be incurred beyond fiscal 2018.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and nine months ended June 30, 2018 and 2017, the Company did not reach any milestones requiring milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of June 30, 2018, 1,918,338 and 6,733,430 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2018, there were options granted and outstanding to purchase 1,918,338 and 3,204,521 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,295,665 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2018, there were 648,700 shares reserved for options and 2,500 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended June 30, 2018, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, no options or restricted stock units were granted under the 2013 Incentive Plan, and 79,000 options and no restricted stock units were granted as inducement awards to new employees outside of equity incentive plans. During the nine months ended June 30, 2018, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 467,000 options and 1,243,000 restricted stock units were granted under the 2013 Incentive Plan, and 272,000 options and 2,500 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2017	5,549,543	$6.00
Granted	739,000	4.71
Cancelled	(233,357)	6.97
Exercised	(283,627)	3.64
Balance At June 30, 2018	5,771,559	$5.92	6.2 years	$45,386,696
Exercisable At June 30, 2018	4,174,006	$6.53	5.3 years	$30,543,795

Stock-based compensation expense related to stock options for the three months ended June 30, 2018 and 2017 was $744,396 and $1,021,653, respectively. Stock-based compensation expense related to stock options for the nine months ended June 30, 2018 and 2017 was $2,503,060 and $3,558,082, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended June 30, 2018 and 2017 was $640,687 and $70,937, respectively.   The grant date fair value of the options granted by the Company for the nine months ended June 30, 2018 and 2017 was $2,933,593 and $849,816, respectively.

The intrinsic value of the options exercised during the three months ended June 30, 2018 and 2017 was $1,486,390 and $0, respectively.  The intrinsic value of the options exercised during the nine months ended June 30, 2018 and 2017 was $1,837,064 and $35,512, respectively.

As of June 30, 2018, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $4,690,290 will be recognized in the Company’s results of operations over a weighted average period of 2.5 years.

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

The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2018	2017
Dividend yield	—	—
Risk-free interest rate	2.1 – 2.8%	1.3 – 2.3%
Volatility	110%	79%
Expected life (in years)	6.25	5.75 - 6.25
Weighted average grant date fair value per share of options granted	$3.97	$1.33

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.  During the three months ended June 30, 2018, the Company issued no RSUs under the 2013 Incentive Plan and no RSUs outside of the equity incentive plans.  During the nine months ended June 30, 2018, the Company issued 1,243,000 RSUs under the 2013 Incentive Plan and 2,500 RSUs as an inducement award to a new employee outside of the equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2017	3,108,000	$2.45
Granted	1,245,500	3.68
Vested	(1,005,333)	2.35
Forfeited	(50,000)	1.55
Unvested at June 30, 2018	3,298,167	$2.96

During the three months ended June 30, 2018 and 2017, the Company recorded $1,524,369 and $691,575 of expense related to RSUs, respectively. During the nine months ended June 30, 2018 and 2017, the Company recorded $3,315,059 and $2,323,819 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance based awards.

As of June 30, 2018, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $2,950,140 will be recognized in the Company’s results of operations over a weighted average period of 2.6 years.

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

The following table summarizes fair value measurements at June 30, 2018 and September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,995,386	$—	$—	$27,995,386
Short-term investments	32,247,701	—	—	32,247,701
Long-term investments	17,574,331	—	—	17,574,331
Derivative liabilities	—	—	—	—
Contingent Consideration	$—	$—	$—	$—

September 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,838,567	$—	$—	$24,838,567
Short-term investments	40,434,784	—	—	40,434,784
Long-term investments	—	—	—	—
Derivative liabilities	—	—	695,114	695,114
Contingent Consideration	$—	$—	$—	$—

As part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 0 warrants were outstanding at June 30, 2018.  Further, as part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which warrants to exercise 143,811 shares remained unexercised and were cancelled at their expiration during the three months ended December 31, 2017.   Each of the Warrants contained a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issued Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants were subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants was estimated at the end of each reporting period and the change in the fair value of the Warrants was recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the three months ended June 30, 2018 and 2017, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $0 and $61,915, respectively.  During the nine months ended June 30, 2018 and 2017, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $432,141 and $1,490,863, respectively.

The following is a reconciliation of the derivative liability related to these Warrants:

Value at September 30, 2017	$695,114
Issuance of instruments	—
Change in value	(432,141)
Net settlements	(262,973)
Value at June 30, 2018	$—

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

As of September 30, 2015, the Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at June 30, 2018 and September 30, 2017.

NOTE 10. SUBSEQUENT EVENTS

On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company will recognize this payment as revenue in its entirety during the fourth fiscal quarter of 2018.

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

Overview and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-HBV for chronic hepatitis B virus, ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 and ARO-ANG3 for hypertriglyceridemia, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, and ARO-AMG1 for an undisclosed genetically validated cardiovascular target under a license and collaboration agreement with Amgen, Inc., a Delaware corporation (“Amgen”).  AMG 890 (ARO-LPA) for cardiovascular disease was out-licensed to Amgen in 2016.

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

-

Arrowhead has expanded its cardiovascular disease portfolio utilizing the TRiM™ platform. ARO-APOC3, targeting apolipoprotein C-III, and ARO-ANG3, targeting angiopoietin-like protein 3 (ANGPTL3) will be added to AMG 890 (ARO-LPA) and ARO-AMG1, which are both partnered with Amgen. ARO-APOC3 and ARO-ANG3 will both be developed for the treatment of hypertriglyceridemia.

-	ARO-ENaC, the first generation candidate against cystic fibrosis, reached almost 90% target knockdown following inhaled administration in rodents.
-	The ARO-HIF2 candidate targeting renal cell carcinoma achieved 85% target gene knockdown in a rodent tumor model.

During fiscal 2018, the Company filed Clinical Trial Applications (CTAs) for ARO-AAT and ARO-HBV to begin a phase 1 clinical study and a phase 1 / 2 clinical study for each program, respectively, and each of these studies has now begun dosing.  These applications represent the first of five planned regulatory submissions to advance our pipeline candidates into clinical trials over the next 12 months.

The Company’s collaboration agreements with Amgen also continue to progress as it relates to the AMG 890 (ARO-LPA) and ARO-AMG1 candidates.  Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and could receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company will recognize this payment as revenue in its entirety during the fourth fiscal quarter of 2018.

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

Net losses were $15.6 million and $5.5 million during the three months ended June 30, 2018 and 2017, respectively.  Net losses were $43.7 million and $23.6 million during the nine months ended June 30, 2018 and 2017, respectively. Diluted losses per share were $0.18 and $0.07 during the three months ended June 30, 2018 and 2017, respectively. Diluted losses per share were $0.53 and $0.32 during the nine months ended June 30, 2018 and 2017, respectively.

The Company strengthened its liquidity and financial position through an equity offering completed in January 2018, which generated approximately $56.6 million of net cash proceeds for the Company.  These cash proceeds secured the funding needed to continue to advance our preclinical and clinical candidates. The Company had $28.0 million of cash and cash equivalents, $32.5 million of short-term investments, $17.7 million of long-term investments and $112.9 million of total assets as of June 30, 2018, as compared to $24.8 million, $40.8 million, $0 and $104.0 million as of September 30, 2017, respectively. Based upon the Company’s current cash resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Results of Operations

The following data summarize our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Revenue	$727,375	$9,342,498
Operating Loss	(15,919,719)	(5,714,164)
Net Loss	(15,606,017)	(5,519,741)
Loss per Share (Basic and Diluted)	$(0.18)	$(0.07)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017
Revenue	$4,887,321	$22,693,923
Operating Loss	(44,767,126)	(26,745,696)
Net Loss	(43,689,207)	(23,648,409)
Loss per Share (Basic and Diluted)	$(0.53)	$(0.32)

Revenue in both the three months and nine months ended June 30, 2018 were lower than the Revenue in the three months and nine months ended June 30, 2017 because the initial $30 million payment associated with the AMG 890 (ARO-LPA) Agreement was recognized primarily in these previous periods.  Operating Expenses were consistent in each period.  The reduction in Revenue was the key driver of the increase in Loss per Share in the current periods as compared to the previous periods.

Revenue

Total revenue was $727,375 and $9,342,498 for the three months ended June 30, 2018 and 2017, respectively.  Total revenue was $4,887,321 and $22,693,923 for the nine months ended June 30, 2018 and 2017, respectively.  Revenue in the current period is primarily related to the upfront payments received from Amgen in 2016 that we are recognizing as Revenue as performance is completed for the AMG 890 (ARO-LPA) and ARO-AMG1 Agreements.  The decrease in our Revenue during the three months and nine months ended June 30, 2018 was driven by a reduction in the amount of Revenue recognized associated with the $30 million upfront payment received from Amgen associated with the AMG 890 (ARO-LPA) Agreement.  We recognized Revenue from the ARO-LPA (AMG-890) Agreement on a straight-line basis as performance was completed from November 2016 thru October 2017.

Under the terms of the AMG 890 (ARO-LPA) Agreement, the Company has granted a worldwide, exclusive license to AMG 890 (ARO-LPA) .  The collaboration between the Company and Amgen is governed by a joint research committee comprised of an equal number of representatives from each party; however, Amgen has the final decision making authority regarding AMG 890 (ARO-LPA) in this committee.  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities, most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the AMG 890 (ARO-LPA) Agreement include the license and the oversight of certain of the development and manufacturing activities.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date) through October 31, 2017, which is the date where the significant development and manufacturing related deliverables were completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The upfront $30 million payment was recorded as Deferred Revenue, and $2.7 million of this was amortized into Revenue during the three months ended December 31, 2017. The upfront $30 million payment has been fully recognized, and no balance remains in Deferred Revenue as of June 30, 2018.  During the three and nine months ended June 30, 2017, $7.9 million and $19.4 million of the upfront $30 million payment was amortized into Revenue, respectively.   On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company will recognize this payment as revenue in its entirety during the fourth fiscal quarter of 2018.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The collaboration between the Company and Amgen is governed by a joint steering committee comprised of an equal number of representatives from each party.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  If this is achieved, Amgen will then have the option to an exclusive license for the intellectual property generated through the Company’s development efforts, and will likely assume all development, regulatory and commercialization efforts for the candidate upon the option exercise.  The Company has determined that the significant deliverables under the ARO-AMG1 Agreement include the license, the joint research committee and the development and manufacturing activities toward achieving the Arrowhead Deliverable.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting.  The Company will recognize revenue on a straight-line basis from October 1, 2016, through September 30, 2018.  The due date for achieving the Arrowhead Deliverable is September 28, 2018.  The Company received the upfront payment of $5 million due under this agreement in September 2016.  The upfront $5 million payment was recorded as Deferred Revenue, and $0.6 million and $2.0 million of this was amortized into Revenue during the three and nine months ended June 30, 2018, respectively. During the three and nine months ended June 30, 2017, $0.6 million and $2.0 million of this upfront payment was amortized into Revenue, respectively.  Of the upfront $5 million payment, $0.6 million remains in Deferred Revenue as of June 30, 2018.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to AMG 890 (ARO-LPA) and ARO-AMG-1. During the three and nine months ended June 30, 2018, these work orders generated approximately $0.1 and $0.3 million of Revenue, respectively.  During the three and nine months ended June 30, 2017, these work orders generated approximately $0.8 million and $1.4 million of Revenue, respectively.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2018 and 2017 are shown in the tables below.

Research and Development Expenses – Three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017

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

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2018	Category	June 30, 2017	Category	$	%
Salaries	$2,800	23%	$2,440	22%	$360	15%
Stock compensation	593	5%	636	6%	(43)	-7%
In Vivo studies	636	5%	742	7%	(106)	-14%
Drug manufacturing	3,228	27%	3,339	30%	(111)	-3%
Toxicity/efficacy studies	849	7%	110	1%	739	672%
Clinical trials	1,029	9%	778	7%	251	32%
License, royalty & milestones	3	0%	-	0%	3	N/A
Facilities and related	554	5%	646	6%	(92)	-14%
Depreciation/amortization	1,170	10%	1,154	10%	16	1%
Other R&D	1,191	10%	1,292	12%	(101)	-8%
Total	$12,053	100%	$11,137	100%	$916	8%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2018	Category	June 30, 2017	Category	$	%
Salaries	$8,422	23%	$8,244	22%	$178	2%
Stock compensation	1,785	5%	2,203	6%	(418)	-19%
In Vivo studies	2,095	6%	1,870	5%	225	12%
Drug manufacturing	9,221	25%	6,994	19%	2,227	32%
Toxicity/efficacy studies	4,104	11%	717	2%	3,387	472%
Clinical trials	2,925	8%	8,601	23%	(5,676)	-66%
License, royalty & milestones	24	0%	-	0%	24	N/A
Facilities and related	1,682	5%	1,761	5%	(79)	-4%
Depreciation/amortization	3,449	9%	3,506	9%	(57)	-2%
Other R&D	3,268	9%	3,467	9%	(199)	-6%
Total	$36,975	100%	$37,363	100%	$(388)	-1%

Salaries expense increased by $360,000 from $2,440,000 during the three months ended June 30, 2017 to $2,800,000 during the current period. Salaries expense increased by $178,000 from $8,244,000 during the nine months ended June 30, 2017 to $8,422,000 during the current period.  The increase in both periods is primarily due to an increase in R&D headcount that has occurred since the Company’s reduction in force in late 2016 associated with the discontinuation of our previous clinical candidates.

Stock compensation expense, a non-cash expense, decreased by $43,000 from $636,000 during the three months ended June 30, 2017 to $593,000 during the current period.  Stock compensation expense decreased by $418,000 from $2,203,000 during the nine months ended June 30, 2017 to $1,785,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense in both periods is primarily due to a mix of lower grant date fair values of awards amortizing during the periods due to the Company’s stock price.

In vivo studies expense decreased by $106,000 from $742,000 during the three months ended June 30, 2017 to $636,000 during the current period.  In vivo studies expense increased by $225,000 from $1,870,000 during the nine months ended June 30, 2017 to $2,095,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies expense in the nine-month period is a result of additional discovery studies being conducted for the Company’s subcutaneous drug candidates.  The decrease in the three-month period is due to the timing of study supply purchases.

Drug manufacturing expense decreased by $111,000 from $3,339,000 during the three months ended June 30, 2017 to $3,228,000 during the current period.  Drug manufacturing expense increased by $2,227,000 from $6,994,000 during the nine months ended June 30, 2017 to $9,221,000 during the current period.  The increase in the nine-month period primarily relates to the timing of manufacturing campaigns for ARO-AAT, ARO-HBV, ARO-ANG3 and ARO-APOC3 clinical trials and toxicology studies.  We anticipate this expense to increase as we prepare to enter clinical trials with our other subcutaneous drug candidates.

Toxicity/efficacy studies expense increased by $739,000 from $110,000 during the three months ended June 30, 2017 to $849,000 during the current period.  Toxicity/efficacy studies expense increased by $3,387,000 from $717,000 during the nine months ended June 30, 2017 to $4,104,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in both periods primarily relates to toxicology studies for ARO-AAT and ARO-HBV as each candidate progresses through clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other subcutaneous drug candidates.

Clinical trials expense increased by $251,000 from $778,000 during the three months ended June 30, 2017 to $1,029,000 during the current period.  Clinical trials expense decreased by $5,676,000 from $8,601,000 during the nine months ended June 30, 2017 to $2,925,000 during the current period.  The decrease in the nine month period is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies. We anticipate this expense to increase as ARO-AAT and ARO-HBV progress through clinical trials and as we prepare to enter clinical trials with our other subcutaneous drug candidates.

License, royalty and milestones expense was relatively minor in both the three and nine months ended June 30, 2017 and 2018. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense decreased by $92,000 from $646,000 during the three months ended June 30, 2017 to $554,000 during the current period.  Facilities expense decreased by $79,000 from $1,761,000 during the nine months ended June 30, 2017 to $1,682,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin. The decrease in the three month period relates to reduced repair and maintenance costs on lab equipment, and the decrease in the nine month period relates to reduced CAM costs.

Depreciation and amortization expense, a noncash expense, was consistent at $1,154,000 during the three months ended June 30, 2017 and $1,170,000 during the current period. Depreciation and amortization expense, was consistent at $3,506,000 during the nine months ended June 30, 2017 and $3,449,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.

Other R&D expense decreased by $101,000 from $1,292,000 during the three months ended June 30, 2017 to $1,191,000 during the current period.  Other research expense decreased by $199,000 from $3,467,000 during the nine months ended June 30, 2017 to $3,268,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.  The decrease in both periods primarily relates to a reduction in outsourced lab services as we have expanded our in-house manufacturing capabilities.

General & Administrative Expenses – Three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands, except percentages)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2018	Category	June 30, 2017	Category	$	%
Salaries	$1,115	24%	$981	25%	$134	14%
Stock compensation	1,676	37%	1,077	28%	599	56%
Professional/outside services	1,143	25%	1,330	34%	(187)	-14%
Facilities related	180	4%	207	5%	(27)	-13%
Depreciation/amortization	6	0%	8	0%	(2)	-25%
Other G&A	474	10%	317	8%	157	50%
Total	$4,594	100%	$3,920	100%	$674	17%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2018	Category	June 30, 2017	Category	$	%
Salaries	$3,621	29%	$3,038	25%	$583	19%
Stock compensation	4,033	32%	3,679	31%	354	10%
Professional/outside services	3,324	26%	3,631	30%	(307)	-8%
Facilities related	531	4%	742	6%	(211)	-28%
Depreciation/amortization	22	0%	29	0%	(7)	-24%
Other G&A	1,149	9%	957	8%	192	20%
Total	$12,680	100%	$12,076	100%	$604	5%

Salaries expense increased by $134,000 from $981,000 during the three months ended June 30, 2017 to $1,115,000 during the current period.  Salaries expense increased by $583,000 from $3,038,000 during the nine months ended June 30, 2017 to $3,621,000 during the current period.  The increase in both periods is primarily driven by annual merit increases and performance bonuses.

Stock compensation expense, a non-cash expense, increased by $599,000 from $1,077,000 during the three months ended June 30, 2017 to $1,676,000 during the current period.  Stock compensation expense increased by $354,000 from $3,679,000 during the nine months ended June 30, 2017 to $4,033,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in expense in both periods is primarily due to the achievement of certain performance based awards during the current period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense decreased by $187,000 from $1,330,000 during the three months ended June 30, 2017 to $1,143,000 during the current period. Professional/outside services expense decreased by $307,000 from $3,631,000 during the nine months ended June 30, 2017 to $3,324,000 during the current period. The decrease in both periods is primarily related to reduced legal expenses.

Facilities-related expense decreased $27,000 from $207,000 during the three months ended June 30, 2017 to $180,000 during the current period.  Facilities-related expense decreased $211,000 from $742,000 during the nine months ended June 30, 2017 to $531,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  However, the decrease in the nine month period is primarily related to moving expenses incurred in the previous period associated with our research facility in Madison, Wisconsin.

Depreciation and amortization expense, a noncash expense, was relatively minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.

Other G&A expense increased by $157,000 from $317,000 during the three months ended June 30, 2017 to $474,000 during the current period.  Other G&A expense increased by $192,000 from $957,000 during the nine months ended June 30, 2017 to $1,149,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in both periods was due to various travel and communication and technology expenses.

Other income / expense

Other income / expense was income of $194,423 and $313,702 during the three months ended June 30, 2017 and 2018, respectively. Other income / expense was income of $3,097,287 and $1,077,919 during the nine months ended June 30, 2017 and 2018, respectively. The primary component of other income during the three-month periods was interest income earned on our short-term investments. The primary component of other income during the nine-month periods was a change in the value of derivative liabilities related to certain warrants with a price adjustment feature, necessitating derivative accounting. The fluctuations in both periods were primarily driven by changes in the Company’s stock price, which had a corresponding impact to the valuation of the underlying warrants.  Additionally, the Company recorded $1.3 million in other income due to an insurance settlement related to a previously settled litigation case.  The settlement amount was received during the three months ended December 31, 2016.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash investment.

At June 30, 2018, the Company had cash on hand of approximately $28.0 million as compared to $24.8 million at September 30, 2017.  Excess cash invested in short and long-term fixed income securities was $50.2 million at June 30, 2018, compared to $40.8 million at September 30, 2017.  Additionally, on January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.6 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2018 and 2017 is as follows:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Cash Flow from Continuing Operations:
Operating Activities	$(44,543,099)	$(14,735,498)
Investing Activities	(10,681,979)	(44,425,467)
Financing Activities	58,381,897	12,177,652
Net Increase (Decrease) in Cash	3,156,819	(46,983,313)
Cash at Beginning of Period	24,838,567	85,366,448
Cash at End of Period	$27,995,386	$38,313,135

During the nine months ended June 30, 2018, the Company used $44.5 million in cash from operating activities for the on-going expenses of its research and development programs and general and administrative expenses.  Cash used in investing activities was $10.7 million, which was primarily related to maturities of fixed-income investments of $37.2 million offset by purchases of fixed-income securities of $47.2 million.  Cash provided by financing activities of $58.4 million was driven by the $56.6 million of cash generated from the fully underwritten public offering in January 2018.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2018

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer