Form 10-K
period 2018-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2018-12-11
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $619 million based upon the closing stock price of issuer’s Common Stock on March 31, 2018. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 7, 2018, 92,224,665 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Pipeline Overview

Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins. The depth and versatility of our RNAi technologies enable us to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics.

ARO-AAT

ARO-AAT is an RNAi therapeutic candidate for the treatment of liver disease associated with alpha-1 antitrypsin deficiency. ARO-AAT is a second-generation subcutaneously administered compound designed to knock down the Alpha-1 antitrypsin (AAT) gene transcript and reduce the hepatic production of the mutant AAT protein. Arrowhead completed AROAAT1001, a Phase 1 randomized, double-blind, placebo controlled single-ascending dose (SAD) and multiple-ascending dose (MAD) study to evaluate the safety, tolerability, pharmacokinetics, and effect of subcutaneous doses of ARO-AAT on serum alpha-1 antitrypsin levels in healthy adult volunteers in 2018 and plans to initiate a Phase 2 study in 2019.

Initial results from AROAAT1001 were presented in November 2018 at The Liver Meeting®, the Annual Meeting of the American Association for the Study of Liver Disease (AASLD). In the AROAAT1001 study, 45 normal healthy volunteers (NHV)

received a single dose of ARO-AAT (n=16), three monthly doses of ARO-AAT (n=12), or placebo (n=17). Key data presented include the following:

•	ARO-AAT at single- and multiple-doses produced robust and consistent reductions in serum AAT levels

oSingle-doses of 200 and 300 mg resulted in greater than 91% serum AAT reduction with 3 of 4 subjects having concentrations below the level of quantitation (BLQ)

oIn 200 and 300 mg single-dose cohorts, an average serum AAT reduction of greater than 90% was sustained for 6-weeks

oIn the multiple-dose cohorts of 200 and 300 mg, for subjects receiving all 3 doses, an average of greater than 90% reduction in serum AAT was sustained for longer than 14 weeks

oThe maximum NADIR reduction is 94%

•Monthly serum AAT follow up is ongoing with 9 of 10 subjects at BLQ in the multiple-dose cohorts, including 100% of subjects from the 300 mg cohort

•Duration of response indicates that quarterly or less frequent dosing appears feasible

•ARO-AAT has been well tolerated at all doses tested (up to 300 mg) given three times every 28 days

oThe most common adverse events (AE) were upper respiratory tract infection (39%) and headache (32%)

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

Current Treatments

Individuals with the homozygous PiZZ genotype have severe deficiency of functional AAT leading to pulmonary disease and hepatocyte injury and liver disease. Lung disease in this patient population is frequently treated with AAT augmentation therapy. However, augmentation therapy does nothing to treat liver disease, and there is no specific therapy for hepatic manifestations. There is a significant unmet need as liver transplant, with its attendant morbidity and mortality, is currently the only available cure.

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

ARO-APOC3

ARO-APOC3 is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including VLDL and chylomicrons and a key regulator of triglyceride metabolism. The company believes that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. A CTA is planned for the fourth calendar quarter of 2018.

Hypertriglyceridemia

Elevated triglyceride levels are an independent risk factor for cardiovascular disease. Severely elevated triglycerides (often over 2,000 mg/dL) in patients with familial chylomicronemia syndrome (FCS), a rare genetic disorder, can result in potentially fatal acute pancreatitis.

ARO-ANG3

ARO-ANG3 is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. A CTA was filed in October 2018 and Arrowhead intends to begin a Phase 1 study in 2019.

Dyslipidemia and Hypertriglyceridemia

Dyslipidemia and hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.

ARO-ENaC

ARO-ENaC is designed to reduce production of the epithelial sodium channel alpha subunit (αENaC) in the airways of the lung. In cystic fibrosis patients, increased ENaC activity contributes to airway dehydration and reduced mucociliary transport. A CTA is planned for 2019.

Cystic Fibrosis

Cystic fibrosis (CF) is a rare disease caused by a genetic mutation that leads to mucus buildup in the lungs and pancreas. In CF lung disease, patients can have difficulty breathing and experience frequent and persistent lung infections.

ARO-HIF2

ARO-HIF2 is being developed for the treatment of clear cell renal cell carcinoma (ccRCC). ARO-HIF2 is designed to inhibit the production of HIF-2α, which has been linked to tumor progression and metastasis in ccRCC. Arrowhead believes it is an attractive target for intervention because over 90% of ccRCC tumors express a mutant form of the Von Hippel-Landau protein that is unable to degrade HIF-2α, leading to its accumulation during tumor hypoxia and promoting tumor growth. A CTA is planned for 2019.

Renal Cell Carcinoma

Renal Cell Carcinoma is a type of kidney cancer that originates in the cells that line the small tubes that filter waste material from the blood. RCC is the most common type of kidney cancer accounting for more than 90% of cases with approximately 50,000 diagnoses in the U.S. each year.  Unfortunately, patients with advanced stages of RCC have a 5-year survival rate of only 12-25%. Surgical resection is the mainstay of current treatment while chemotherapy and radiation have not been successful at prolonging survival. The treatment options for patients with metastatic disease are extremely limited.

Partnered Programs

Janssen Pharmaceuticals, Inc.

Arrowhead entered into a license agreement in October 2018 with Janssen Pharmaceuticals, Inc., part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize ARO-HBV. In addition, Arrowhead entered into a research collaboration and option agreement with Janssen to potentially collaborate for up to three additional RNAi therapeutics against new targets to be selected by Janssen.

Under the terms of the license agreement, Arrowhead received $175 million as an upfront payment. Separately, Johnson & Johnson Innovation – JJDC, Inc. (JJDC) made a $75 million equity investment in Arrowhead at a price of $23.00 per share of Arrowhead common stock.

Arrowhead is eligible to receive up to approximately $1.6 billion in milestone payments for the license agreement. Arrowhead is also eligible to receive approximately $1.9 billion in option and milestone payments for the collaboration and option agreement related to up to three additional targets. Arrowhead is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales.

ARO-HBV

ARO-HBV is a third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential treatment for patients with chronic hepatitis B virus (HBV) infection. Arrowhead is conducting ARO-HBV1001, a Phase 1/2 clinical study evaluating the safety, tolerability, and pharmacokinetic effects of single-ascending doses (SAD) of ARO-HBV in healthy adult volunteers, as well as the safety, tolerability, and pharmacodynamic effects of multiple-ascending doses (MAD) of ARO-HBV in patients with chronic HBV.

Initial results from AROHBV1001 were presented in November 2018 at The Liver Meeting®, the Annual Meeting of the American Association for the Study of Liver Disease (AASLD). The data in normal healthy volunteers (NHV) who received a single dose of ARO-HBV or placebo (n=30) and chronic hepatitis B patients who received three monthly doses of ARO-HBV in combination with entecavir or tenofovir (NUC) with greater than six weeks of available hepatitis B surface antigen (HBsAg) data (n=24) include the following:

•ARO-HBV administered subcutaneously appears to be well-tolerated at single or multiple monthly doses up to 400 mg

o	Mild injection site reactions were observed with approximately 12% of subcutaneous injections

•Strong HBsAg responses were observed in all HBV patients

o	Mean NADIR -1.9 Log10 (-98.7%)
o	Range -1.3 (-95.0%) to -3.8 Log10 (-99.98%)

•HBsAg reductions were similar in hepatitis B e-antigen (HBeAg) positive and HBeAg negative patients

o	Mean HBsAg NADIR in HBeAg positive (n=11) -2.1 Log10
o	Mean HBsAg NADIR in HBeAg negative (n=13) -1.8 Log10

•HBsAg reductions were similar for NUC naïve patients (cohort 8) and NUC experienced patients (cohort 9)

o	Mean HBsAg reduction on day 57 for cohort 8 (n=4) -1.7 Log10
o	Mean HBsAg reduction on day 57 for cohort 9 (n=4) -1.9 Log10

•This study highlighted an improvement over results with Arrowhead’s first-generation compound ARC-520, which targeted only HBV transcripts derived from cccDNA (Wooddell, 2017)

•HBsAg responses observed with ARO-HBV are consistent with the ability of ARO-HBV to silence HBV mRNA from cccDNA and host-integrated viral DNA, a major source of HBsAg in certain patient populations (Wooddell, 2018)

•Responses were also observed in all other virologic parameters (HBV DNA, HBV RNA, HBeAg, HBcrAg)

Amgen Inc.

Amgen Inc. acquired a worldwide, exclusive license in September 2016 to develop and commercialize ARO-LPA (now referred to as AMG 890). Under the terms of the agreements taken together for AMG 890 (ARO-LPA) and ARO-AMG1, the Company received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and the Company is eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the ARO-LPA (AMG 890) agreement.

AMG 890 (ARO-LPA) and ARO-AMG1

AMG 890 (ARO-LPA) is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen started a Phase 1 clinical study of AMG 890 (ARO-LPA) designed to assess its safety in volunteers with elevated levels of lipoprotein (a) (Lp(a)) in August 2018, triggering a $10 million milestone payment to Arrowhead.

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

Figure 3: Mechanism of RNA interference

This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers are introduced into a cell and get loaded into the RNA-induced silencing complex, (RISC). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (mRNA) and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.

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

Therapeutics developed with the TRiMTM platform offer several advantages: simplified manufacturing and reduced costs; multiple routes of administration; and potential for improved safety because there are less metabolites from smaller molecules, thereby reducing the risk of intracellular buildup. At Arrowhead, we also believe that for RNAi to reach its true potential, it must target organs outside the liver. Arrowhead is leading this expansion with the TRiMTM platform, which has shown the potential to reach multiple tissues, including liver, lung, tumor, muscle and others.

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

Intellectual Property and Key Agreements

The Company controls approximately 356 issued patents (including 199 directed to RNAi trigger molecules; 23 directed to targeting groups or targeting compounds; and 17 for hydrodynamic gene delivery), including European validations, and approximately 316 currently pending patent applications worldwide from 51 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel,

India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Uruguay, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of Arrowhead’s TRiMTM platform, and are targeted to reduce expression of various gene targets, including the following:

Patent Group	Estimated Year(s) of Expiration
RNAi Triggers Gene Target
HBV	2032, 2036, 2037
AAT	2035, 2038
LPA	2036
Factor 12	2036, 2038
HIF2α	2034, 2036
RRM2	2031
APOC3	2035, 2038
ANGPTL3	2038
α-ENaC	2028
β-ENaC	2031
β-Catenin	2033
Cx43	2029
HCV	2023
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028

Delivery Technologies

The delivery technology-related patents and patent applications, which include components used in Arrowhead’s TRiMTM platform, have been filed and issued in the United States, Argentina, Australia, Brazil, Canada, China, Eurasian Patent Organization, Europe (including validations in France, Germany, Italy, Spain, Switzerland, United Kingdom), GCC (Gulf Cooperation Council), Israel, India, Japan, Lebanon, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, Taiwan, Uruguay, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year of Expiration
Targeting ligands and other RNAi delivery technologies
Targeting groups (Galactose derivative trimer-PK)	2031
Targeting groups (αvβ3 integrin)	2035
Targeting groups (αvβ6 integrin)	2037
Targeting groups (Galactose derivative ligands)	2037, 2037
RNAi agent design (5′-phosphate mimic)	2037
Physiologically labile linkers	2036
Biologically cleavable linkers	2036
Transferrin targeting	2028
LDLR targeting	2028
Peptide targeting (CPP-Arg)	2028
Peptide targeting (YM3-10H)	2032

Hydrodynamic delivery
Second iteration	2020
Third iteration	2024

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

Pursuant to this acquisition, Roche assigned to Arrowhead its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (the “COH License”) (Collectively the “RNAi Licenses”). The RNAi Licenses have provided the Company with non-exclusive, worldwide, perpetual, irrevocable, royalty-bearing rights and the right to sublicense a broad portfolio of intellectual property relating to the discovery, development, manufacture, characterization, and use of therapeutic products that function through the mechanism of RNA interference for specified targets.

The RNAi Licenses include licenses to patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides.  Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in U.S. Patent No. 9,074,205 assigned to Marina Biotech (f/k/a MDRNA, Inc.), as well as U.S. Patent Nos. 8,314,227, 9,051,570, and 9,303,260 related to unlocked nucleotide analogs (UNA). The UNA patents were assigned by Marina Biotech to Arcturus Therapeutics, Inc., but remain part of the MDRNA License.  The RNAi Licenses further include patents related to dicer substrates and uses of the double-stranded oligonucleotides that function through the mechanism of RNA interference, such as described in City of Hope‘s U.S. Patent Nos. 8,084,599, 8,658,356, 8,691,786, 8,796,444, 8,809,515, and 9,518,262.

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

Acquisition of Assets from Novartis

On March 3, 2015, the Company entered into an Asset Purchase and Exclusive License Agreement (the “RNAi Purchase Agreement”) with Novartis pursuant to which the Company acquired Novartis’ RNAi assets and rights thereunder. Pursuant to the RNAi Purchase Agreement, the Company acquired or was granted a license to certain patents and patent applications owned or controlled by Novartis related to RNAi therapeutics, was assigned Novartis’s rights under a license from Alnylam (the “Alnylam-Novartis License”) and acquired a license to certain additional Novartis assets (the “Licensed Novartis Assets”).  The patents acquired from Novartis include multiple patent families covering delivery technologies and RNAi-trigger design rules and modifications.  The Licensed Novartis Assets include an exclusive, worldwide right and license, solely in the RNAi field, with the right to grant sublicenses through multiple tiers under or with respect to certain patent rights and know how relating to delivery technologies and RNAi-trigger design rules and modifications.  Under the assigned Alnylam-Novartis License, the Company acquired a worldwide, royalty-bearing, exclusive license with limited sublicensing rights to existing and future Alnylam intellectual property (including intellectual property that came under Alnylam’s control on or before March 31, 2016), excluding intellectual property concerning delivery technology, to research, develop and commercialize 30 undisclosed gene targets.

We see the Roche and Novartis acquisitions as a powerful combination of intellectual property, R&D infrastructure, and RNAi experts. This foundation and substantial progress made by Arrowhead scientists over the last several years enable us to develop what we think are optimal RNAi therapeutics.

Cardiovascular Collaboration and License Agreements with Amgen

On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License, Amgen received a worldwide, exclusive license to Arrowhead’s novel, RNAi AMG-980 (ARO-LPA) program. The AMG-890 (ARO-LPA) RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and may receive up to $617 million in option payments and development, regulatory and sales milestone payments. In August 2018, the Company received a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) agreement.

License and Research Collaboration Agreements with Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.

Under the Janssen License Agreement, Janssen will receive a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV (which will remain the responsibility of the Company), Janssen will be wholly responsible for clinical development and commercialization.

Under the Janssen Collaboration Agreement, Janssen will be able to select up to three new targets against which the Company will develop clinical candidates. These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline. The Company will perform discovery, optimization and preclinical development on selected targets, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license to the Company’s intellectual property rights covering that compound. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned compound.

Under the terms of the agreements taken together, the Company has received (i) $175 million as an upfront payment, (ii) $75 million in the form of an equity investment by JJDC in the Company’s common stock at a price of $23.00 per share, and may receive (iii) up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and (iv) up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

Research and Development Facility

Arrowhead’s research and development operations are located in Madison, Wisconsin. Substantially all of the Company’s assets are located either in this facility or in our corporate headquarters in Pasadena. A summary of our research and development resources is provided below:

•	Approximately 85 R&D personnel currently;
•	State-of-the-art laboratories consisting of 60,000 total sq. ft.;
•	Complete small animal facility;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for cardio metabolic, viral, lung, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	In-house drug manufacturing capabilities to produce first-in-human GMP (phase appropriate) material;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR, clinical chemistry analytics.

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in discovering, developing and testing our clinical and preclinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of contract research organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as good laboratory practice (“GLP”) toxicology studies necessary to support clinical trials, both of which are outsourced to cGMP-compliant manufacturers and GLP-compliant laboratories. Total research and development expense for fiscal 2018, 2017 and 2016 was $53.0 million, $50.9 million and $62.1 million, respectively.

At September 30, 2018, we employed approximately 95 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses and stock compensation for our R&D activities were $15.1 million, $14.6 million, and $17.4 million in fiscal 2018, 2017 and 2016, respectively.  Costs related to the manufacture of clinical supplies, GLP toxicology studies and clinical trial costs were $23.6 million, $22.2 million, and $32.3 million in fiscal 2018, 2017, and 2016, respectively.  Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $2.3 million, $2.3 million, and $1.3 million in fiscal 2018, 2017, and 2016, respectively. Depreciation and amortization expenses primarily for our lab equipment and leasehold improvements in our leased laboratory in Madison, Wisconsin were $4.7 million, $4.7 million and $3.2 million in fiscal 2018, 2017 and 2016, respectively. Licensing, royalties and milestones expenses were $0, $0, and $3.1 million in fiscal 2018, 2017 and 2016, respectively.  These expenses are primarily related to milestone payments, which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment. Other research and development expenses were $7.3 million, $7.2 million, and $4.8 million in fiscal 2018, 2017 and 2016, respectively. These expenses primarily relate to laboratory supply costs and animal-related costs for in-vivo studies.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.6 million for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $300,000.  These fees are typically increased annually.

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, including employees of affiliates, submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third-party controls, or has the power to control, both entities.  In addition, an application to market a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated.

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

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs.  For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition and data demonstrate its potential to address unmet medical needs for the disease or condition.  The key benefits of Fast Track Designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met.  The FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing.  Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

In 2014, a new Clinical Trial Regulation 536/2014, replacing the EU Clinical Trials Directive, was adopted. The new Regulation will become directly applicable in all European Union member states (without national implementation) once the relevant EU portal and database are fully functional. It is expected that this will occur in the second half of 2019. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonised electronic submission and assessment process for clinical trials conducted in multiple Member States. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. Information stored in the EU database will be made publicly available subject to transparency rules.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use (CHMP) established at the European Medicines Agency (EMA) is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member state before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one-member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

•	Regulation (EC) 726/2004, as amended, establishing procedures for the authorization, supervision and pharmacovigilance of medicinal products for human and veterinary use and establishing the EMA.
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
•

Directive 2005/28/EC of April 8 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products" (the "GCP Directive").

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

On March 29, 2017, the United Kingdom triggered Article 50 of the Treaty of the Functioning of the European Union in order to formally leave the European Union (the so-called “Brexit”). As of the date of this filing, we cannot predict the regulatory implications of Brexit in the (i) enforcement of EU law in the UK before the effective date of Brexit (which might be less stringent); and / or (ii) the post-Brexit UK regime on market authorizations.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

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

•

the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistleblowers to bring civil actions (qui tam actions) on behalf of the federal government, imposes civil penalties, as well as liability for damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

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

Certain Financial Information

The financial information required in this Item 1 is included in Part II, Item 6 and Part IV, Item 15 of this Annual Report on Form 10-K.

Corporate Information

Arrowhead was originally incorporated in South Dakota in 1989 and was reincorporated in Delaware in 2000. In April 2016, Arrowhead changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc. The Company’s principal executive offices are located at 225 South Lake Avenue, Suite 1050, Pasadena, California 91101, and its telephone number is (626) 304-3400. We also operate a research and development facility in Madison, Wisconsin. As of September 30, 2018, Arrowhead had 116 full-time employees.

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

Our research and development efforts involve therapeutics based on RNA interference and our delivery systems, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not proven.  For instance, the reduction of the production of mutant alpha-1 antitrypsin in the liver may not lead to a reduction of globules in the liver, and even if it leads to a reduction in such globules, this may not lead to other beneficial hepatic changes.  It is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver.  Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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

The product candidates we currently have under development will require significant development, pre-clinical and clinical testing and investment of significant funds to gain regulatory approval before they can be commercialized. The results of our research and human clinical testing of our products may not meet regulatory requirements.  Some of our product candidates, if approved, will require the completion of post-market studies. There can be no assurance that any of our products will be further developed and approved. The process of completing clinical testing and obtaining required approvals will take a number of years and require the use of substantial resources. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals for any or all of our products, we will not be able to market such product and our operations may be adversely affected.

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

Even if our clinical studies are successful and we achieve regulatory approval, the approved product label may be more limited than we or other parties anticipate, which could limit the commercial opportunity for our product candidates.

At the time drugs are approved for commercialization, they are given a “product label” from the FDA or other regulatory body. In most countries this label sets forth the approved indication for marketing and identifies potential safety concerns for prescribing physicians and patients.  While we intend to seek as broad a product label as possible for our product candidates, we may receive a narrower label than is expected by either us or third parties, such as stockholders and securities analysts. For example, any approved products may only be indicated to treat refractory patients (i.e., those who have failed some other first-line therapy). Similarly, it is possible that only a specific sub-set of patients safely responds to one or more of our drug candidates. As a result, our product candidates, even if successful in clinical trials, could be approved only for a subset of patients.  Additionally, safety considerations may result in contraindications that could further limit the scope of an approved product label.  Any of these or other safety and efficacy considerations could limit the commercial opportunity for our product candidates.

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

Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication.  Under the Orphan Drug Act, the first product with an orphan designation receives market exclusivity, which prohibits FDA from approving the “same” drug for the same indication.  The FDA has stated that drugs can be the “same” even when they are not identical but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs.  It is possible that another RNAi drug could be approved for the treatment of a disease one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

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

We are party to license agreements to incorporate third party proprietary technologies into our drug products under development. These license agreements require us to pay royalties and satisfy other conditions. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and harm our business and financial condition.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the fields in which we participate is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. However, if granted marketing approval, we are currently aware of certain patent rights held by third parties that, if found to be valid and enforceable, could be alleged to render one or more of our drug candidates infringing. If a claim should be brought and is successful, we may be required to pay substantial damages, be forced to abandon any affected drug candidates and/or seek a license from the patent holder. In addition, any patent infringement claims brought against us, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. We cannot be certain that patents owned or licensed by us will not be challenged, potentially successfully, by others.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We may need to establish additional relationships with strategic and development partners to fully develop our drug candidates and market any approved products.

In October 2018, we entered in a license agreement and research and collaboration agreement with Janssen Pharmaceuticals, Inc. and during fiscal year 2016, we entered into two collaboration and license agreements with Amgen Inc.  Our business strategy includes obtaining additional collaborations with other pharmaceutical and biotech companies to support the development of our therapeutic siRNA and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:

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

Our ability to generate milestone and royalty payments under our current and potential future licensing and collaboration agreements is substantially controlled by our partners, and as such, we will likely need other sources of financing to continue to develop our internal drug candidates.

For instance, under our licensing and collaboration agreements with Amgen and Janssen, both Amgen and Janssen substantially control all clinical development and commercialization for all of the candidates discussed, and the potential future targets.  To the extent that i) either of these partners interests in advancing these candidates or targets changes, ii) unforeseen scientific issues with the candidates arise or iii) the pace at which either moves the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished.  This would further cause us to rely upon other sources of financing to continue to develop our other internal drug candidates.

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

Even if our research and development efforts yield technologically feasible applications, we may not successfully develop commercial products.  Drug development takes years of study in human clinical trials prior to regulatory approval, and, even if we are successful, it may not be on a timely basis. During our drug development period, superior competitive technologies may be introduced which could diminish or extinguish the potential commercial uses for our drug candidates. Additionally, the degree to which the medical community and consumers will adopt any product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products, their potential advantage over alternative treatments, and the costs to patients and third-party payors, including insurance companies and Medicare. Recent efforts in the United States and abroad to reduce overall healthcare spending has put significant pressure on the price of prescription drugs and certain companies have been publicly criticized for the relatively high cost of their therapies.  These pressures may force us to sell any approved drugs at a lower price than we or analysts may anticipate or may result in lower levels of reimbursement and coverage from third parties.

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

We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist or does not exist on acceptable terms. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors.

We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.

We have limited manufacturing capabilities and experience. Our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards beyond those applicable to active pharmaceutical ingredients used in some early phase studies.  There are a limited number of manufacturers that supply synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

Additionally, our product candidates have not yet been manufactured for commercial use. If any of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.

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

Because we use biological materials, hazardous materials, chemicals and radioactive compounds, if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We store most of these materials and various wastes resulting from their use at our facility in Madison, Wisconsin pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause: interruption to our research and development and manufacturing efforts, injury to our employees and others, environmental damage, and liabilities under federal, state and local law.  In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected.

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

We have incurred net losses since our inception, including net losses of $54.5 million for the fiscal year ended September 30, 2018. We expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

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

Fund a commercialization infrastructure and activities related to the sale, marketing, customer support, and distribution of our drug products if and when they become approved;

●	Fund our general and administrative infrastructure and activities;

●	Pursue business development opportunities for our technologies;

●	Add to and protect our intellectual property; and

●	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

•	The scope, duration, and expenditures associated with our research and development;

•	Regulatory requirements for our clinical trials;

•	The extent to which our research and development and clinical efforts are successful;

•	The outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;

•	Competing technological developments;

•	Our intellectual property positions, if any, in our products; and

•	The regulatory approval process and regulatory standards for our drug candidates.

We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements in the future to continue our operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of your investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. In order to raise additional funds through alliance, joint venture or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions would likely reduce the market price of our common stock.

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

At September 30, 2018, we had $46.4 million in fixed income marketable securities. These investments are in corporate bonds nearing maturity, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2017, we had federal, and state NOL carryforwards of approximately $284.8 million and $196.6 million, respectively. The federal NOL carryforwards will begin to expire, if not utilized, beginning in 2037. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities. Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management's time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The NASDAQ Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

The Tax Act significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the U.S. and Australia. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

Investment and Securities Risks

Our Board of Directors has the authority to issue shares of “blank check” preferred stock, which may make an acquisition of the Company by another company more difficult.

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of the Company that a holder of our Common Stock might consider in its best interest.  For example, our Board of Directors, without further action by our stockholders, currently has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our Common Stock. These factors could also reduce the price that certain investors might be willing to pay for shares of our Common Stock and result in the market price being lower than it would be without these provisions.

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

Because we are early in the stage of our drug development, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will continue to fluctuate significantly. We may not continue to generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

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

     Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. The following serves as a summary of share issuance activity during the fiscal year ended September 30, 2018:

•	11,500,000 shares of Common Stock issued in an equity financing in January 2018 that generated $56.6 million of net proceeds to the Company; and

•	2,219,876 shares of Common Stock pursuant to the exercise of stock options, warrants and exchange rights and the vesting of restricted stock units;

     As of September 30, 2018, we had 88,505,302 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2018.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	8,500 sq. ft.	$28,000	Corp. Headqtrs.	September 2019	7 years
Madison, Wisconsin	60,000 sq. ft.	$186,000	Research Facility	September 2026	10 years

ITEM 3.	LEGAL PROCEEDINGS

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

	Fiscal Year Ended September 30,
	2018		2017
	High	Low	High	Low
1st Quarter	$4.54	$3.01	$7.74	$1.20
2nd Quarter	8.09	3.57	2.45	1.42
3rd Quarter	14.24	6.26	2.04	1.42
4th Quarter	22.39	12.25	4.42	1.48

Shares Outstanding

At December 7, 2018, 92,224,665 shares of the Company’s Common Stock were issued and outstanding, and were owned by 120 stockholders of record, based on information provided by the Company’s transfer agent.

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

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the years ended September 30, 2018, 2017 and 2016.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We selected the NASDAQ Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2013, in each of our Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, with investment weighted on the basis of market capitalization.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this

Form 10-K and in previously filed annual reports on Form 10-K of Arrowhead Pharmaceuticals, Inc.

	Year Ended September
	2018	2017	2016	2015	2014
OPERATING SUMMARY
REVENUE	$16,142,321	$31,407,709	$158,333	$382,000	$175,000
OPERATING EXPENSES
Research and development	52,968,505	50,904,466	62,117,818	64,035,385	33,738,674
Acquired in-process research and development	-	-	-	10,142,786	-
General and administrative expenses	19,110,051	17,499,152	23,594,888	20,286,272	15,164,567
Impairment expense	-	-	2,050,817	-	2,172,387
Contingent consideration - fair value adjustments	-	-	(5,862,464)	1,891,533	2,375,658
TOTAL OPERATING EXPENSES (a)	72,078,556	68,403,618	81,901,059	96,355,976	53,451,286
OPERATING LOSS	(55,936,235)	(36,995,909)	(81,742,726)	(95,973,976)	(53,276,286)
NET LOSS	(54,450,478)	(34,380,295)	(81,723,002)	(91,940,882)	(58,725,412)
Net (gain) loss attributable to non-controlling interests	-	-	-	-	95,222
NET LOSS ATTRIBUTABLE TO ARROWHEAD	$(54,450,478)	$(34,380,295)	$(81,723,002)	$(91,940,882)	$(58,630,190)
EARNINGS PER SHARE (BASIC AND DILUTED):
Net Income (Loss) attributable to Arrowhead common shareholders	$(0.65)	$(0.47)	$(1.34)	$(1.60)	$(1.25)

Weighted average shares outstanding – basic and diluted	83,638,469	73,898,598	61,050,880	57,358,442	46,933,030

CASH DIVDEND PAID PER COMMON SHARE	$-	$-	$-	$-	$-
	September 30,
	2018	2017	2016	2015	2014
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	$30,133,213	$24,838,567	$85,366,448	$81,214,354	$132,510,610
SHORT- AND LONG-TERM INVESTMENTS (b)	46,400,176	40,769,539	-	17,539,902	44,741,378
TOTAL ASSETS (b)	111,609,951	104,022,280	128,176,505	132,267,914	182,816,756
CAPITAL LEASE OBLIGATIONS	-	-	-	758,340	972,331
OTHER LONG-TERM OBLIGATIONS	4,003,999	4,454,070	7,508,452	6,204,917	4,226,137

(a)

The increase in our Total Operating Expenses during the year ended September 30, 2018 is primarily due to the progression of the ARO-HBV and ARO-AAT clinical trial candidates.  We expect research and development expenses to continue to increase as our other pipeline candidates progress toward the clinic.

(b)

The Company’s Cash and Cash Equivalents, Short- and Long-Term Investments and Total Assets increased from September 30, 2017 to September 30, 2018 due primarily to an equity financing completed in January 2018 which yielded net proceeds of $56.6 million offset by cash used in research and development expenditures.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. in 2016. ARO-AMG1 for an undisclosed genetically validated cardiovascular target is under a license and collaboration agreement with Amgen Inc.  ARO-HBV for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. in October 2018.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

        Arrowhead has refocused its resources on therapeutics that exclusively utilize the company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

During fiscal 2018, the Company achieved substantial progress on its pipeline candidates.  In the first half of fiscal 2018, Clinical Trial Applications (CTAs) were filed for ARO-AAT and ARO-HBV, and the associated phase 1 (ARO-AAT) and phase 1 / 2 (ARO-HBV) studies are ongoing.  Dosing has completed for the ARO-AAT phase 1 clinical study.  In October 2018, the Company also filed a CTA for ARO-ANG3 and, pending approval, the Company anticipates the startup of this study in 2019.  The Company has also achieved substantial progress on its other preclinical candidates including ARO-APOC3, ARO-ENaC and ARO-HIF2, with planned CTA or equivalent filings planned in late calendar 2018 for ARO-APOC3 and in 2019 for ARO-ENaC and ARO-HIF2.

The Company also made significant progress on its business development and partnership collaboration efforts.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV, Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline. The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company’s collaboration agreements with Amgen also continue to progress as it relates to the AMG 890 (ARO-LPA) and ARO-AMG1 candidates.  Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and could receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as Revenue in its entirety during the year ended September 30, 2018.

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

Net losses were $54.5 million, $34.4 million and $81.7 million during the years ended September 30, 2018, 2017 and 2016, respectively.  Diluted losses per share were $0.65, $0.47 and $1.34 during the years ended September 30, 2018, 2017 and 2016, respectively. A decrease in revenue in 2018 from the collaborations with Amgen is the driver of the increases in the net losses and diluted losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through an equity offering completed in January 2018, which generated $56.6 million of net cash proceeds for the Company, as well as the $10 million milestone payment earned from Amgen under the AMG 890 (ARO-LPA) Agreement.  Additionally, with the recent agreements made with Janssen, the Company has secured an additional $250 million in cash proceeds in October 2018.  These cash proceeds secure the funding needed to continue to advance our preclinical candidates. The Company had $30.1 million of cash and cash equivalents, $46.4 million in short-term investments and $111.6 million of total assets as of September 30, 2018, as compared to $24.8 million, $40.8 million and $104.0 million as of September 30, 2017, respectively. Based upon the Company’s current cash and short-term investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Revenue Recognition

Revenue from product sales is recorded when persuasive evidence of an arrangement exists, title has passed, and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured.

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

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement. If the Company cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

     The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration.  As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, then the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, then the Company will recognize the milestone payment as Revenue in its entirety in the period the milestone was achieved.

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

The new revenue recognition guidance (ASC 606) was effective as of October 1, 2018, and it will not have a material impact on our Consolidated Financial Statements.  Please read Note 1 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for our discussion of recent accounting pronouncements for the expected impact of this new accounting guidance.

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

Impairment of Intangible assets

Intangible assets consist of a license agreement and patents acquired in conjunction with a business or asset acquisition. Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Based on ASU 2012-02, the annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.  For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date.  The Company uses historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards.  Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgement by management.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Year ended September 30,
	2018	2017	2016
Revenue	$16,142,321	$31,407,709	$158,333
Operating Loss	(55,936,235)	(36,995,909)	(81,742,726)
Net Loss	(54,450,478)	(34,380,295)	(81,723,002)
Earnings (Losses) per Share (Basic and Diluted)	$(0.65)	$(0.47)	$(1.34)

The decrease in our Revenue during the year ended September 30, 2018 was driven by the timing of the recognition of the initial $30 million payment associated with the AMG 890 (ARO-LPA) Agreement.  This Revenue was recognized primarily in fiscal 2017 as performance was completed.  This decrease in Revenue was also the key driver of the increase in our Operating Loss, Net Loss and Loss per Share.  Research and Development expenses increased during fiscal 2018 due to the progress of ARO-AAT and ARO-HBV into phase 1 and phase 1 / 2 clinical studies.

Results of Operations Comparison for 2018 and 2017

Revenues

Total revenue was $16,142,321 for the year ended September 30, 2018 and $31,407,709 for the year ended September 30, 2017.  Revenue in the current period is primarily related to the $10 million milestone payment received from Amgen in August 2018, which was earned following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  Revenue in the previous period was primarily related to the upfront payments received from Amgen in 2016 that we recognized as Revenue as performance was completed for the AMG 890 (ARO-LPA) and ARO-AMG1 Agreements.  The decrease in our Revenue during the year ended September 30, 2018 was driven by a reduction in the amount of Revenue recognized associated with the $30 million upfront payment received from Amgen associated with the AMG 890 (ARO-LPA) Agreement.  We recognized Revenue from the ARO-LPA (AMG-890) Agreement on a straight-line basis as performance was completed from November 2016 thru October 2017.

Under the terms of the AMG 890 (ARO-LPA) Agreement, the Company has granted a worldwide, exclusive license to AMG 890 (ARO-LPA).  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities (the “AMG 890 (ARO-LPA) R&D Services”), most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the AMG 890 (ARO-LPA) Agreement include the license and the AMG 890 (ARO-LPA) R&D Services.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and the AMG 890 (ARO-LPA) R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and the AMG 890 (ARO-LPA) R&D Services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which was the date where the AMG 890 (ARO-LPA) R&D Services were substantially completed.  The Company received the upfront payment of $30 million due under the AMG 890 (ARO-LPA) Agreement in November 2016.  The upfront $30 million payment was initially recorded as Deferred Revenue.  During the years ended September 30, 2018 and 2017, $2.7 million and $27.3 million of this upfront payment were recognized into Revenue, respectively.  This upfront payment has been recognized as Revenue in its entirety as of September 30, 2018.

On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company has recognized this payment as Revenue in its entirety during the year ended September 30, 2018 as the performance obligations had already been substantially completed.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  The Company delivered the candidate in August 2018 and Amgen currently has the option to an exclusive license for the intellectual property generated through the Company’s development efforts.  If Amgen exercises its option, it would likely assume all development, regulatory and commercialization efforts for the candidate.  The Company determined that the significant deliverables under the ARO-AMG1 Agreement include the option to license and the development and manufacturing activities toward achieving the Arrowhead Deliverable (the “ARO-AMG1 R&D Services”).  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the option to license and ARO-AMG1 R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the option to license and ARO-AMG1 R&D Services are being treated as a single unit of accounting. The Company has recognized revenue on a straight-line basis from October 1, 2016, through September 30, 2018, as the Company completed the Arrowhead Deliverable during the three months ended September 30, 2018.    The Company received an upfront payment of $5 million due under this agreement in September 2016.  The upfront $5 million payment was initially recorded as Deferred Revenue.  During the years ended September 30, 2018 and 2017, $2.5 million and $2.5 million of this upfront payment were recognized into Revenue, respectively.  This upfront payment has been recognized as Revenue in its entirety as of September 30, 2018.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to AMG 890 (ARO-LPA) and ARO-AMG1. During the years ended September 30, 2018 and 2017, these work orders generated approximately $1.0 million and $1.5 million of Revenue, respectively.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2018 and 2017 are shown in the tables below.

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

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2018	Category	September 30, 2017	Category	$	%
Salaries	$12,721	24%	$11,722	23%	$999	9%
Stock compensation	2,396	5%	2,840	6%	(444)	-16%
In Vivo studies	2,705	5%	2,513	5%	192	8%
Drug manufacturing	14,336	27%	11,229	22%	3,107	28%
Toxicity/efficacy studies	6,294	12%	1,768	4%	4,526	256%
Clinical trials	2,935	6%	9,163	18%	(6,228)	-68%
License, royalty & milestones	32	0%	5	0%	27	N/A
Facilities and related	2,280	4%	2,337	5%	(57)	-2%
Depreciation/amortization	4,672	9%	4,653	9%	19	0%
Other R&D	4,598	9%	4,674	9%	(76)	-2%
Total	$52,969	100%	$50,904	100%	$2,065	4%

Salaries expense increased by $999,000 from $11,722,000 during the year ended September 30, 2017 to $12,721,000 during the current period.  The increase in the expense is primarily due to an increase in R&D headcount that has occurred since the Company’s reduction in force in late 2016 associated with the discontinuation of our previous clinical candidates.

Stock compensation expense, a non-cash expense, decreased by $444,000 from $2,840,000 during the year ended September 30, 2017 to $2,396,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense is primarily due to a mix of lower grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased by $192,000 from $2,513,000 during the year ended September 30, 2017 to $2,705,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in in vivo studies expense is a result of additional discovery studies being conducted for the Company’s potential drug candidates.

Drug manufacturing expense increased by $3,107,000 from $11,229,000 during the year ended September 30, 2017 to $14,336,000 during the current period.  The increase in the expense primarily relates to the timing of manufacturing campaigns for ARO-AAT, ARO-HBV, ARO-ANG3 and ARO-APOC3 clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $4,526,000 from $1,768,000 during the year ended September 30, 2017 to $6,294,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in the expense primarily relates to toxicology studies for ARO-AAT and ARO-HBV as each candidate progresses through clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense decreased by $6,228,000 from $9,163,000 during the year ended September 30, 2017 to $2,935,000 during the current period.  The decrease in the expense is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies. We anticipate this expense to increase as ARO-AAT progresses through clinical trials and as we prepare to enter clinical trials with our other drug candidates.

License, royalty and milestones expense was relatively minor in both periods. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense decreased by $57,000 from $2,337,000 during the year ended September 30, 2017 to $2,280,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin. The decrease in the expense relates to reduced CAM costs.

Depreciation and amortization expense, was consistent at $4,653,000 during the year ended September 30, 2017 and $4,672,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.

Other research expense decreased by $76,000 from $4,674,000 during the year ended September 30, 2017 to $4,598,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.  The decrease in the expense primarily relates to a reduction in outsourced lab services as we have expanded our in-house manufacturing capabilities.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2018	Category	September 30, 2017	Category	$	%
Salaries	$6,382	33%	$5,571	32%	$811	15%
Stock compensation	6,059	32%	5,052	29%	1,007	20%
Professional/outside services	4,331	23%	4,660	27%	(329)	-7%
Facilities related	727	4%	890	5%	(163)	-18%
Depreciation/amortization	27	0%	38	0%	(11)	-29%
Other G&A	1,584	8%	1,288	7%	296	23%
Total	$19,110	100%	$17,499	100%	$1,611	9%

Salaries expense increased by $811,000 from $5,571,000 during the year ended September 30, 2017 to $6,382,000 during the current period.  The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense increased by $1,007,000 from $5,052,000 during the year ended September 30, 2017 to $6,059,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the achievement of certain performance-based awards during the current period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense decreased by $329,000 from $4,660,000 during the year ended September 30, 2017 to $4,331,000 during the current period. The decrease in the expense is primarily related to reduced legal expenses on our outstanding litigation cases.

Facilities-related expense decreased $163,000 from $890,000 during the year ended September 30, 2017 to $727,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  However, the decrease in the expense is primarily related to moving expenses incurred in the previous period associated with our research facility in Madison, Wisconsin.

Depreciation and amortization expense, a noncash expense, was relatively minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.

Other G&A expense increased by $296,000 from $1,288,000 during the year ended September 30, 2017 to $1,584,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to various travel and communication and technology expenses.

Other Income / Expense

Other income / expense was income of $2,618,014 during the year ended September 30, 2017 as compared to income of $1,488,157 during the current period.   The largest component of other income / expense in the current period was interest income of $1.0 million earned on the Company’s short-term investments.  The largest component of other income / expense in the previous period was $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received in fiscal 2017. The other significant component of other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was an income of approximately $0.9 million in 2017 and an income of approximately $0.4 million in the current period. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact on the valuation of the underlying warrant liability.

Results of Operations Comparison for 2017 and 2016

Revenues

Total revenue was $31,407,709 for the year ended September 30, 2017 and $158,333 for the year ended September 30, 2016.  Revenue during the year ended September 30, 2017 is primarily related to the upfront payments received from Amgen that we are recognizing as performance is completed for the AMG 890 (ARO-LPA) and ARO-AMG1 agreements

Under the terms of the AMG 890 (ARO-LPA) Agreement, the Company has granted a worldwide, exclusive license to AMG 890 (ARO-LPA).  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities (the “AMG 890 (ARO-LPA) R&D Services”), most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the AMG 890 (ARO-LPA) Agreement include the license and the AMG 890 (ARO-LPA) R&D Services.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and the AMG 890 (ARO-LPA) R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and the AMG 890 (ARO-LPA) R&D Services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which was the date where the AMG 890 (ARO-LPA) R&D Services were substantially completed.  The Company received the upfront payment of $30 million due under this agreement in November 2016.  The initial $30 million payment was recorded as Deferred Revenue, and $27.3 million of this was amortized into Revenue during the year ended September 30, 2017.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  The Company delivered the candidate in August 2018 and Amgen currently has the option to an exclusive license for the intellectual property generated through the Company’s development efforts.  If Amgen exercises its option, it would likely assume all development, regulatory and commercialization efforts for the candidate.  The Company determined that the significant deliverables under the ARO-AMG1 Agreement include the option to license and the development and manufacturing activities toward achieving the Arrowhead Deliverable (the “ARO-AMG1 R&D Services”).  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the option to license and ARO-AMG1 R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the option to license and ARO-AMG1 R&D Services are being treated as a single unit of accounting. The Company has recognized revenue on a straight-line basis from October 1, 2016, through September 30, 2018, as the Company completed the Arrowhead Deliverable during the three months ended September 30, 2018.    The Company received an upfront payment of $5 million due under this agreement in September 2016.  The upfront $5 million payment was initially recorded as Deferred Revenue.  The initial $5 million payment was recorded as Deferred Revenue, and $2.5 million of this was amortized into Revenue during the year ended September 30, 2017.

In January 2017, the Company also entered into a separate services agreement with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to AMG 890 (ARO-LPA). During the year ended September 30, 2017, work orders under this services agreement generated approximately $1.5 million of Revenue.

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

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2017	Category	September 30, 2016	Category	$	%
Salaries	$11,722	23%	$13,883	22%	$(2,161)	-16%
Stock compensation	2,840	6%	3,548	6%	(708)	-20%
In Vivo studies	2,513	5%	1,631	3%	882	54%
Drug manufacturing	11,229	22%	9,855	16%	1,374	14%
Toxicity/efficacy studies	1,768	3%	7,766	12%	(5,998)	-77%
Clinical trials	9,163	18%	14,708	24%	(5,545)	-38%
License, royalty & milestones	2	0%	3,057	5%	(3,055)	N/A
Facilities and related	2,337	5%	1,315	2%	1,022	78%
Depreciation/amortization	4,653	9%	3,232	5%	1,421	44%
Other R&D	4,677	9%	3,123	5%	1,554	50%
Total	$50,904	100%	$62,118	100%	$(11,214)	-18%

Salaries expense decreased by $2,161,000 from $13,883,000 during the year ended September 30, 2016 to $11,722,000 during the year ended September 30, 2017.  The decrease in the expense is primarily due to a reduction in force in late 2016 associated with the discontinuation of our previous clinical candidates.

Stock compensation expense, a non-cash expense, decreased by $708,000 from $3,548,000 during the year ended September 30, 2016 to $2,840,000 during the year ended September 30, 2017.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense is primarily due to a mix of lower grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased $882,000 from $1,631,000 during the year ended September 30, 2016 to $2,513,000 during the year ended September 30, 2017. In vivo expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the varying costs of different in vivo testing models.  The increase in the expense is a result of additional discovery studies conducted for the Company’s potential drug candidates.

Drug manufacturing expense increased $1,374,000 from $9,855,000 during the year ended September 30, 2016 to $11,229,000 during the year ended September 30, 2017.  The increase primarily relates to campaigns for the ARO-AAT and ARO-HBV candidates conducted during the year ended September 30, 2017 compared to campaigns ongoing for our previous clinical candidates to the previous period.

Toxicity/efficacy studies expense decreased $5,998,000 from $7,766,000 during the year ended September 30, 2016 to $1,768,000 during the year ended September 30, 2017.  This category includes IND-enabling toxicology studies, post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The decrease primarily relates to toxicology studies related to one of our discontinued drug candidates, ARC-521.

Clinical trials expense decreased $5,545,000 from $14,708,000 during the year ended September 30, 2016 to $9,163,000 during the year ended September 30, 2017.  The decrease is primarily due to the discontinuation of our previous clinical candidates, and the close out of those studies.

License, royalty and milestones expense decreased $3,055,000 from $3,057,000 during the year ended September 30, 2016 to $2,000 during the year ended September 30, 2017.  This category can include milestone payments which can vary from period to period depending on the nature of our various license agreements and the timing of reaching various development milestones requiring payment.  We reached milestones related to our clinical candidates that required a $3 million payment in fiscal 2016 and did not reach any during fiscal 2017.

Facilities expense increased $1,022,000 from $1,315,000 during the year ended September 30, 2016 to $2,337,000 during the year ended September 30, 2017.  The increase relates to increased rental costs for our lease for a larger facility in Madison, Wisconsin, which we began occupying in October 2016.

Depreciation and amortization expense, a non-cash expense, increased $1,421,000 from $3,232,000 during the year ended September 30, 2016 to $4,653,000 during the year ended September 30, 2017. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.  The increase in the expense is primarily due to the depreciation on leasehold improvements at the Company’s new Madison, Wisconsin research facility.

Other research expense increased $1,554,000 from $3,123,000 during the year ended September 30, 2016 to $4,677,000 during the year ended September 30, 2017.  The increase primarily relates to additional miscellaneous supplies purchased to support efforts at our larger facility in Madison, Wisconsin.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2017	Category	September 30, 2016	Category	$	%
Salaries	$5,571	32%	$5,579	24%	$(8)	0%
Stock compensation	5,052	29%	8,048	34%	(2,996)	-37%
Professional/outside services	4,660	27%	6,362	27%	(1,702)	-27%
Facilities related	890	5%	622	3%	268	43%
Depreciation/amortization	38	0%	28	0%	10	36%
Other G&A	1,288	7%	2,956	13%	(1,668)	-56%
Total	$17,499	100%	$23,595	100%	$(6,096)	-26%

Salaries expense was consistent at $5,579,000 for the year ended September 30, 2016 and $5,571,000 for the year ended September 30, 2017.

Stock compensation expense, a non-cash expense, decreased by $2,996,000 from $8,048,000 during the year ended September 30, 2016 to $5,052,000 during the year ended September 30, 2017.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The decrease in the expense is primarily due to a mix of lower grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company Professional/outside services expense decreased $1,702,000 from $6,362,000 during the year ended September 30, 2016 to $4,660,000 during the year ended September 30, 2017. The decrease in professional fees primarily related to legal fees related to previous litigation events.

Facilities-related expense increased $268,000 from $622,000 during the year ended September 30, 2016 to $890,000 in the year ended September 30, 2017.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  However, the increase in the expense is primarily related to moving expenses incurred in the previous period associated with our research facility in Madison, Wisconsin.

Depreciation and amortization expense, a noncash expense, was relatively minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.

Other expense decreased $1,668,000 from $2,956,000 during the year ended September 30, 2016 to $1,288,000 during the year ended September 30, 2017. This category consists primarily of conference attendance fees, franchise and property tax expenses and marketing expenses.  The decrease in other expense relates to litigation in the fiscal 2016 period that was settled.

Other Income / Expense

Other income / expense was income of $22,124 during the year ended September 30, 2016 as compared to income of $2,618,014 during the year ended September 30, 2017.   The largest component of other income / expense in the year ended September 30, 2017 was $1.3 million in other income due to an insurance settlement related to one of the Company’s recent litigation cases.  The settlement amount was received in fiscal 2017. The other significant component of other income / expense is related to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which requires derivative accounting.  The change in value of derivative liabilities was an expense of approximately $0.3 million in 2016 and an income of approximately $0.9 million in the year ended September 30, 2017. The fluctuations in each period were primarily driven by changes in the Company’s stock price, which had a corresponding impact on the valuation of the underlying warrant liability

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At September 30, 2018, the Company had cash on hand of approximately $30.1 million as compared to $24.8 million at September 30, 2017.  Excess cash invested in fixed income securities was $46.4 million at September 30, 2018, compared to $40.8 million at September 30, 2017.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2018, 2017, and 2016 is as follows:

	Year ended September 30,
	2018	2017	2016
Cash Flow from:
Operating Activities	$(47,223,417)	$(23,938,972)	$(64,427,486)
Investing Activities	(7,434,963)	(48,644,218)	13,447,763
Financing Activities	59,953,026	12,055,309	55,131,817
Net increase (decrease) in cash	5,294,646	(60,527,881)	4,152,094
Cash at beginning of period	24,838,567	85,366,448	81,214,354
Cash at end of period	$30,133,213	$24,838,567	$85,366,448

During the year ended September 30, 2018, the Company used $47.2 million in cash from operating activities, which was primarily related to $57.2 million used for the on-going expenses of its research and development programs and general and administrative expenses, offset by the $10 million milestone payment for the AMG 890 (ARO-LPA) Agreement with Amgen.  Cash used in investing activities was $7.4 million, which was primarily related to maturities of fixed-income investments of $46.1 million offset by purchases of fixed-income securities of $52.1 million.  Cash provided by financing activities of $60.0 million was driven by the $56.6 million of cash generated from the underwritten public offering in January 2018.

During the year ended September 30, 2017, the Company used $23.9 million in cash from operating activities, primarily driven by $53.9 million of cash used for the on-going expenses of its research and development programs and general and administrative expenses, partially offset by the $30 million upfront payment received from Amgen.  Cash used in investing activities was $48.6 million, which was primarily related to investments in short-term fixed-income securities of $45.0 million and $7.9 million of capital expenditures primarily for leasehold improvements on the Company’s Madison, Wisconsin research facility and lab equipment purchases.  Cash generated by financing activities of $12.1 million was driven by the $12.5 million equity investment received from Amgen and was partially offset by cash paid for employee taxes on net share settlements of restricted stock units that vested during the period.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2018 for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	2,101,198	-	498,161	574,022	1,029,015
Capital Leases	-	-	-	-	-
Operating Leases	9,316,831	1,435,409	2,114,927	2,221,613	3,544,882
Purchase Obligations	27,500,000	20,051,000	7,449,000	-	-
Other Long-Term Liabilities	1,902,801	307,335	424,319	424,319	746,828
Total	$40,820,830	$21,793,744	$10,486,407	$3,219,954	$5,320,725

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2018 and 2017, we had cash and cash equivalents of $30.1 million and $24.8 million, respectively, and investments of $46.4 million and $40.8 million, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 2 years, and we have historically classified these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2019.

We have adopted a Code of Ethics, as part of our Code of Corporate Conduct, that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://arrowheadpharma.com/code-corporate-conduct/. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2019.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

2.2	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation of Arrowhead Research Corporation, a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc.	Current Report on form 8-K as Exhibit 3.4	April 6, 2016

4.1	Form of Warrant to Purchase Shares of Common Stock expiring December 12, 2017	Current Report on Form 8-K, as exhibit 4.2	December 12, 2012

4.2	Form of Warrant to Purchase Shares of Common Stock expiring January 30, 2018	Current Report on Form 8-K, as exhibit 4.2	January 30, 2013

4.3	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.4	Form of Indenture	Registration Statement on Form S-3 (File No. 333-214315)	October 28, 2016

4.5	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

10.1**	Arrowhead Research Corporation (fka InterActive, Inc.) 2000 Stock Option Plan	Schedule 14C, as Exhibit D	December 22, 2000

10.2**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.3**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.4**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.5**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.6**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.7**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.8**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.9	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.10	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.11	Office Lease Agreement between South Lake Avenue Investors LLC and the Company, dated April 12, 2012	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 8, 2012

10.12	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.13	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9, 2016

10.14	Securities Purchase Agreement between the Company and the purchasers listed thereon, dated August 8, 2016	Current Report on Form 8-K, as Exhibit 10.1	August 10, 2016

10.15	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.18	December 14, 2016

10.16	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.19	December 14, 2016

10.17	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-214311)	November 25, 2016

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December 2018.

Dated: December 11, 2018

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	December 11, 2018
Christopher Anzalone	Director (Principal Executive Officer)

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	December 11, 2018
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	December 11, 2018
Douglass Given

/s/ Mauro Ferrari	Director	December 11, 2018
Mauro Ferrari

/s/ Michael S. Perry	Director	December 11, 2018
Michael S. Perry

/s/ William Waddill	Director	December 11, 2018
William Waddill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

December 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company’s) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company, and our report dated December 11, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Rose, Snyder & Jacobs LLP

Encino, California

December 11, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,133,213	$24,838,567
Accounts receivable	327,375	67,797
Prepaid expenses	1,267,717	867,363
Other current assets	640,117	1,359,638
Short term investments	46,400,176	40,769,539
TOTAL CURRENT ASSETS	78,768,598	67,902,904
Property and equipment, net	13,935,425	15,513,019
Intangible assets, net	18,764,010	20,464,439
Other assets	141,918	141,918
TOTAL ASSETS	$111,609,951	$104,022,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,806,098	$4,076,514
Accrued expenses	5,043,087	4,564,507
Accrued payroll and benefits	3,937,605	3,399,679
Deferred rent	307,334	440,580
Deferred revenue	600	5,269,741
Derivative liabilities	-	695,114
Note Payable	223,820	208,506
Other current liabilities	46,407	46,407
TOTAL CURRENT LIABILITIES	12,364,951	18,701,048
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,702,801	1,929,052
Note Payable, net of current portion	2,101,198	2,325,018
Other non-current liabilities	200,000	200,000
TOTAL LONG-TERM LIABILITIES	4,003,999	4,454,070
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 88,505,302 and 74,785,726 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	180,875	167,155
Additional paid-in capital	582,902,694	514,037,301
Accumulated other comprehensive income (loss)	(21,564)	33,232
Accumulated deficit	(487,265,816)	(432,815,338)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	95,796,189	81,422,350
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	95,241,001	80,867,162
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,609,951	$104,022,280

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended September 30
	2018	2017	2016
REVENUE	$16,142,321	$31,407,709	$158,333
OPERATING EXPENSES
Research and development	52,968,505	50,904,466	62,117,818
General and administrative expenses	19,110,051	17,499,152	23,594,888
Impairment expense	-	-	2,050,817
Contingent consideration - fair value adjustments	-	-	(5,862,464)
TOTAL OPERATING EXPENSES	72,078,556	68,403,618	81,901,059
OPERATING LOSS	(55,936,235)	(36,995,909)	(81,742,726)
OTHER INCOME (EXPENSE)
Interest income (expense), net	1,048,523	415,128	265,794
Change in value of derivatives	432,141	890,362	(301,022)
Other income (expense)	7,493	1,312,524	57,352
TOTAL OTHER INCOME (EXPENSE)	1,488,157	2,618,014	22,124
LOSS BEFORE INCOME TAXES	(54,448,078)	(34,377,895)	(81,720,602)
Provision for income taxes	(2,400)	(2,400)	(2,400)
NET LOSS	(54,450,478)	(34,380,295)	(81,723,002)
NET LOSS PER SHARE - BASIC & DILUTED	$(0.65)	$(0.47)	$(1.34)
Weighted average shares outstanding - basic and diluted	83,638,469	73,898,598	61,050,880
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(54,796)	25,783	143,874
COMPREHENSIVE LOSS	$(54,505,274)	$(34,354,512)	$(81,579,128)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2015	15,652	$16	59,544,677	$151,914	$426,873,358	$(136,425)	$(316,712,041)	$(555,188)	$109,621,634
Exercise of warrants	-	-	852,532	853	3,690,545	-	-	-	3,691,398
Exercise of stock options	-	-	37,187	37	133,832	-	-	-	133,869
Stock-based compensation	-	-	-	-	11,595,816	-	-	-	11,595,816
Common stock- Restricted Stock Units vesting	-	-	428,187	428	(671,193)	-	-	-	(670,765)
Common stock issued for cash at $5.90 per share, net of offering costs	-	-	7,627,119	7,627	43,223,808				43,231,435
Common stock issued to Amgen at $7.16 per share	-	-	1,256,983	1,257	8,998,743				9,000,000
Foreign currency translation adjustments	-	-	-	-	-	143,874	-	-	143,874
Net loss for the year ended September 30, 2016	-	-	-	-	-	-	(81,723,002)	-	(81,723,002)
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259
Stock-based compensation	-	-	-	-	7,891,595	-	-	-	7,891,595
Exercise of stock options	-	-	135,730	136	271,795	-	-	-	271,931
Common stock- Restricted Stock Units vesting	-	-	481,212	481	(403,742)	-	-	-	(403,261)
Common stock issued to Amgen at $7.16 per share	-	-	1,745,810	1,746	12,418,254	-	-	-	12,420,000
Preferred stock converted to common stock	(15,652)	(16)	2,670,989	2,671	(2,655)	-	-	-	-
Exchange rights exercised	-	-	5,000	5	17,145	-	-	-	17,150
Foreign currency translation adjustments	-	-	-	-	-	25,783	-	-	25,783
Net loss for the year ended September 30, 2017	-	-	-	-	-	-	(34,380,295)	-	(34,380,295)
Balance at September 30, 2017	-	$-	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	-	-	8,454,607	-	-	-	8,454,607
Exercise of stock options	-	-	604,611	605	2,656,105	-	-	-	2,656,710
Exercise of warrants	-	-	288,473	288	1,237,141	-	-	-	1,237,429
Common stock- Restricted Stock Units vesting	-	-	1,326,792	1,327	(55,995)	-	-	-	(54,668)
Common stock issued at $5.25 per share	-	-	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	-	-	(54,796)	-	-	(54,796)
Net loss for the year ended September 30, 2018	-	-	-	-	-	-	(54,450,478)	-	(54,450,478)
Balance at September 30, 2018	-	$-	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,450,478)	$(34,380,295)	$(81,723,002)
Change in value of derivatives	(432,141)	(890,362)	301,022
Contingent consideration - fair value adjustments	-	-	(5,862,464)
Noncash impairment expense	-	-	2,050,817
Stock-based compensation	8,454,607	7,891,595	11,595,816
Depreciation and amortization	4,699,275	4,690,440	3,260,045
Amortization/(accretion) of note premiums	383,075	(43,519)	231,902
Changes in operating assets and liabilities:
Accounts receivable	(259,578)	7,203	(75,000)
Prepaid expenses and Other Current Assets	319,166	2,814,509	(1,020,734)
Deferred revenue	(5,269,140)	157,981	5,000,000
Accounts payable	(1,270,416)	(3,509,995)	2,554,802
Accrued expenses	1,016,506	(401,777)	(871,833)
Other	(414,293)	(274,752)	131,143
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,223,417)	(23,938,972)	(64,427,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,421,252)	(7,918,198)	(3,860,237)
Purchases of marketable securities	(52,083,131)	(44,974,736)	-
Proceeds from sale of marketable securities	46,069,420	4,248,716	17,308,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,434,963)	(48,644,218)	13,447,763
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(208,506)	(197,790)	(217,549)
Payments of taxes for net share settled restricted stock unit issuances	(54,667)	(438,838)	(634,187)
Proceeds from the exercises of warrants and stock options	3,631,164	272,818	3,752,120
Proceeds from the issuance of common stock	56,585,035	12,419,119	52,231,433
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,953,026	12,055,309	55,131,817
NET INCREASE (DECREASE) IN CASH	5,294,646	(60,527,881)	4,152,094
CASH AT BEGINNING OF PERIOD	24,838,567	85,366,448	81,214,354
CASH AT END OF PERIOD	$30,133,213	$24,838,567	$85,366,448
Supplementary disclosures:
Interest Paid	$(173,381)	$(187,647)	$(11,287)
Property and equipment purchased through tenant improvement allowance financing	$-	$-	$(4,849,360)
Property and Equipment expenditures included in accounts payable and accrued expenses	$-	$-	$(4,801,930)
Income Tax Credits Refunded	$-	$3,635,016	$1,365,288
Income Tax Paid	$(2,400)	$(2,400)	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. in 2016. ARO-AMG1 for an undisclosed genetically validated cardiovascular target is under a license and collaboration agreement with Amgen Inc.  ARO-HBV for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. in October 2018.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal 2018, the Company continued to develop its pipeline candidates.  In the first half of fiscal 2018, Clinical Trial Applications (CTAs) were filed for ARO-AAT and ARO-HBV, and the associated phase 1 (ARO-AAT) and phase 1 / 2 (ARO-HBV) studies are ongoing.  Dosing has completed for the ARO-AAT phase 1 clinical study.  In October 2018, the Company also filed a CTA for ARO-ANG3 and, pending approval, the Company anticipates the startup of this study in 2019.  The Company has also achieved substantial progress on its other preclinical candidates including ARO-APOC3, ARO-ENaC and ARO-HIF2, with planned CTA or equivalent filings planned in late calendar 2018 for ARO-APOC3 and in 2019 for ARO-ENaC and ARO-HIF2.

The Company also made significant progress on its business development and partnership collaboration efforts.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement” with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV, Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales.

The Company’s collaboration agreements with Amgen also continue to progress as it relates to the AMG 890 (ARO-LPA) and ARO-AMG1 candidates.  Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and could receive up to

$617 million in option payments and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as Revenue in its entirety during the year ended September 30, 2018.

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

At September 30, 2018, the Company had $30.1 million in cash and $46.4 million in short-term investments to fund operations.  During the year ended September 30, 2018, the Company’s cash and investments balance increased by $10.9 million, which was primarily the result of the $56.6 million net proceeds received from a public offering of 11,500,000 of shares of Common Stock completed in January 2018, and a $10 million milestone payment received from Amgen, discussed further below.  These cash inflows were mostly offset by cash outflows related to operating activities.

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

In addition to the cash proceeds on hand, in October 2018, the Company entered into the Janssen License Agreement, the Janssen Collaboration Agreement and the JJDC Stock Purchase Agreement which yielded a $175 million upfront payment received in November 2018 and a $75 million equity investment received in October 2018.  These agreements are discussed further in Note 2 below.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at September 30, 2018 and September 30, 2017.

Concentration of Credit Risk—The Company maintains several bank accounts primarily at two financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2018 and 2017, respectively, all of the Company’s investments were classified as held-to-maturity.

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

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2018 and September 30, 2017.

Revenue Recognition— Revenue from product sales is recorded when persuasive evidence of an arrangement exists, title has passed, and delivery has occurred, a price is fixed and determinable, and collection is reasonably assured.

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

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement.  If the Company cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration.  As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as Revenue in its entirety in the period the milestone was achieved.

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

The new revenue recognition guidance (ASC 606) was effective as of October 1, 2018, and it will not have a material impact on the Company’s Consolidated Financial Statements.  Please read the discussion of recent accounting pronouncements for the expected impact of this new accounting guidance.

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

Earnings (Loss) per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees and warrants to purchase Common Stock of the Company.  All outstanding stock options, restricted stock units and warrants for the years ended September 30, 2018, 2017 and 2016 have been excluded from the calculation of Diluted earnings (loss) per share due to their anti-dilutive effect.

Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date.  For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved.  The Company uses historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards.  Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2019. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU 2016-10 which provided more specific guidance around the identification of performance obligations and licensing arrangements.  On October 1, 2018, the Company adopted this standard using the modified retrospective method. The Company’s implementation approach included reviewing the status of each of its ongoing collaboration agreements and designing appropriate internal controls to enable the preparation of financial information.  The Company has completed its assessment of the impact of the new revenue recognition guidance and determined that there will be no material impact.  The Company’s existing performance obligations under its ongoing collaboration agreements were substantially completed prior to September 30, 2018.  Any future option, milestone or royalty payments received will be accounted for under the sales-based royalty exception provided for under this new revenue recognition guidance.  Additionally, there will be no impact to cash from or used in operating, financing or investing activities on the Company’s Consolidated Statement of Cash Flows as a result of the adoption of the new standard.

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

In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements (Topic 808).  This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics/ ASU 2018-18 becomes effective for the Company in the first quarter of fiscal 2021 with early adoption permitted.  The Company does not expect the adoption of this update to have a material effect on its Consolidated Financial Statements.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

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

Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share. Subject to Amgen’s exercise of the Option, as defined in the ARO-AMG1 Agreement, Amgen has agreed to purchase, and the Company has agreed to sell, an additional $5 million worth of shares of Common Stock based on a 30 trading day formula surrounding the date of the Option exercise.

Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and could receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company is further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

Under the terms of the AMG 890 (ARO-LPA) Agreement, the Company has granted a worldwide, exclusive license to AMG 890 (ARO-LPA).  The Company is also responsible for assisting Amgen in the oversight of certain development and manufacturing activities (the “AMG 890 (ARO-LPA) R&D Services”), most of which are to be covered at Amgen’s cost.  The Company has determined that the significant deliverables under the AMG 890 (ARO-LPA) Agreement include the license and the AMG 890 (ARO-LPA) R&D Services.  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and the AMG 890 (ARO-LPA) R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the license and the AMG 890 (ARO-LPA) R&D Services are being treated as a single unit of accounting. The Company recognized revenue on a straight-line basis from November 18, 2016 (the Hart-Scott-Rodino clearance date), through October 31, 2017, which was the date where the AMG 890 (ARO-LPA) R&D Services were substantially completed.  The Company received the upfront payment of $30 million due under the AMG 890 (ARO-LPA) Agreement in November 2016.  The upfront $30 million payment was initially recorded as Deferred Revenue.  During the years ended September 30, 2018 and 2017, $2.7 million and $27.3 million of this upfront payment were recognized into Revenue, respectively.  This upfront payment has been recognized as Revenue in its entirety as of September 30, 2018.

On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company has recognized this payment as Revenue in its entirety during the year ended September 30, 2018 as the performance obligations had already been substantially completed.

Under the new revenue recognition guidance there would be no change to our historical accounting for the AMG 890 (ARO-LPA) Agreement as the performance obligations have been substantially completed as of September 30, 2018.  Additionally, any future milestone or royalty payments due under the AMG-890 (ARO-LPA) Agreement will be recognized in the period the milestone is achieved under the sales-based royalty exception allowed under accounting rules.  Finally, the costs to obtain this agreement were  immaterial.

Under the terms of the ARO-AMG1 Agreement, the Company has granted an option to a worldwide, exclusive license to ARO-AMG1, an undisclosed genetically validated cardiovascular target.  The Company is also responsible for developing, optimizing and manufacturing the candidate through certain preclinical efficacy and toxicology studies to determine whether the candidate the Company has developed meets the required criteria as defined in the agreement (the “Arrowhead Deliverable”).  The Company delivered the candidate in August 2018 and Amgen currently has the option to an exclusive license for the intellectual property generated through the Company’s development efforts.  If Amgen exercises its option, it would likely assume all development, regulatory and commercialization efforts for the candidate.  The Company determined that the significant deliverables under the ARO-AMG1 Agreement include the option to license and the development and manufacturing activities toward achieving the Arrowhead Deliverable (the “ARO-AMG1 R&D Services”).  The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the option to license and ARO-AMG1 R&D Services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. Therefore, the deliverables are not separable and, accordingly, the option to license and ARO-AMG1 R&D Services are being treated as a single unit of accounting. The Company has recognized revenue on a straight-line basis from October 1, 2016, through September 30, 2018, as the Company completed the Arrowhead Deliverable during the three months ended September 30, 2018.    The Company received an upfront payment of $5 million due under this agreement in September 2016.  The upfront $5 million payment was initially recorded as Deferred Revenue.  During the years ended September 30, 2018 and 2017, $2.5 million and $2.5 million of this upfront payment were recognized into Revenue, respectively.  This upfront payment has been recognized as Revenue in its entirety as of September 30, 2018.

Under the new revenue recognition guidance there would be no change to our historical accounting for the ARO-AMG1 Agreement as the Arrowhead Deliverable was completed during the three months ended September 30, 2018.  Additionally, any future option, milestone or royalty payments due under the ARO-AMG1 Agreement will be recognized in the period the milestone is achieved under the sales-based royalty exception allowed under accounting rules.  Finally, the costs to obtain this agreement were immaterial.

The Company also entered into a separate services agreement and separate statements of work with Amgen to provide certain services related to process development, manufacturing, materials supply, discovery studies, and other consulting services related to AMG 890 (ARO-LPA) and ARO-AMG1. During the years ended September 30, 2018, 2017, 2016, these work orders generated approximately $1.0 million, $1.5 million and $0 of Revenue, respectively.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement” with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV, Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018.

At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1 / 2 study of ARO-HBV and the Company’s responsibility to ensure certain manufacturing of ARO-HBV drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $197.8 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, and estimated payments for ARO-HBV drug materials on hand and additional material to be manufactured.  The Company has allocated the total $197.8 million initial transaction price to its one distinct performance obligation for the ARO-HBV license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2018	September 30, 2017
Computers, office equipment and furniture	$600,334	$600,334
Research equipment	10,751,627	9,660,960
Software	152,676	132,078
Leasehold improvements	12,236,150	12,208,380
Total gross fixed assets	23,740,787	22,601,752
Less: Accumulated depreciation and amortization	(9,805,362)	(7,088,733)
Property and equipment, net	$13,935,425	$15,513,019

Depreciation and amortization expense for Property and Equipment the for the years ended September 30, 2018, 2017 and 2016 was $2,998,846, $2,990,010, and $1,545,733, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at September 30, 2018 consisted of corporate bonds with maturities remaining of less than 12 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At September 30, 2018, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of September 30, 2018, and September 30, 2017.

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$46,400,176	—	$(429,050)	$45,971,126
Total	$46,400,176	$—	$(429,050)	$45,971,126

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$40,769,539	$—	$(334,755)	$40,434,784
Total	$40,769,539	$—	$(334,755)	$40,434,784

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $531,786.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $5,561,419.  Amortization expense for the years ended September 30, 2018, 2017 and 2016 was $1,700,429, $1,700,429 and $1,714,313, respectively.  Amortization expense is expected to be approximately $1,700,429 in 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, and $10,261,865 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2017	$20,464,439
Impairment	-
Amortization	(1,700,429)
Balance at September 30, 2018	$18,764,010

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2018, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2018, 88,505,302 shares of Common Stock were outstanding.  At September 30, 2018, 8,732,569 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

On January 22, 2018, the Company sold 11,500,000 shares of Common Stock in a fully underwritten public offering, at a public offering price of $5.25 per share.  Net proceeds to the Company were approximately $56.6 million after deducting underwriting commissions and discounts and other offering expenses payable by the Company.

 In October 2018 the Company sold 3,260,869 shares of Common Stock to JJDC  at a price of $23.00 per share as part of the JJDC Stock Purchase Agreement discussed further in Note 2 above.  The Company received proceeds of $75.0 million.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Monthly rental payments are approximately $28,100 per month, increasing approximately 3% annually.

The Company also leases approximately 60,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2026.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million which is accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  Monthly rental payments, including payments of principal and interest on the Note Payable are approximately $186,300 per month. The monthly rental payments (excluding principal and interest on the Note Payable), will increase approximately 2.5% annually.

Facility rent expense for the years ended September 30, 2018, 2017 and 2016 was $1,288,000, $1,441,000 and $839,000, respectively.

As of September 30, 2018, future minimum lease payments due in fiscal years under operating leases are as follows:

2019	$1,435,409
2020	1,044,431
2021	1,070,496
2022	1,097,168
2023	1,124,445
2024 and thereafter	3,544,882
Total	$9,316,831

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

As of September 30, 2018, future principal payments due in fiscal years under the note payable are as follows:

2019	$223,820
2020	240,258
2021	257,903
2022	276,845
2023	297,177
2024 and thereafter	1,029,015
Total	$2,325,018

In October 2018, the Company repaid the entire balance due for the Note Payable associated with its Madison research and development facility lease discussed above.

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

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of September 30, 2018, these future commitments were estimated at approximately $27.5 million, of which approximately $20.1 million is expected to be incurred in fiscal 2019, and $7.4 is expected to be incurred beyond fiscal 2019.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the years ended September 30, 2018, 2017 and 2016, the Company reached milestones amounting to $0, $0 and $3.0 million, respectively, based on progress achieved on the Company’s previous clinical candidates.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2018, 1,783,568 and 6,262,690 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2018, there were options granted and outstanding to purchase 1,783,568 and 3,057,022 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,965,999 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2018, there were 683,809 shares reserved for options and 2,500 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the year ended September 30, 2018, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 467,000 options and 1,243,000 restricted stock units were granted under the 2013 Incentive Plan, and 355,000 options and 2,500 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2017	5,549,543	$6.00
Granted	822,000	5.97
Cancelled	(242,533)	6.83
Exercised	(604,611)	4.39
Balance At September 30, 2018	5,524,399	$6.14	6.0 years	$72,152,284
Exercisable At September 30, 2018	3,998,427	$6.62	5.1 years	$50,361,428

Stock-based compensation expense related to stock options for the years ended September 30, 2018, 2017 and 2016 was $3,265,348, $4,524,833 and $6,361,396, respectively. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2018, 2017 and 2016 was $4,141,318, $849,816 and $6,426,707, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2018, 2017 and 2016 was $5,805,317, $35,512 and $142,690, respectively.

As of September 30, 2018, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $5,117,079 will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2018	2017	2016
Dividend yield	—	—	—
Risk-free interest rate	2.05 – 2.99%	1.34 – 2.31%	1.05 – 1.89%
Volatility	110%	79%	89%
Expected life (in years)	6.25	5.85	6.25
Weighted average grant date fair value per share of options granted	$5.04	$1.33	$4.58

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.   During the year ended September 30, 2018, the Company issued 1,243,000 RSUs under the 2013 Incentive Plan and 2,500 RSUs as an inducement award to a new employee outside of the equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2017	3,108,000	$2.45
Granted	1,245,500	3.68
Vested	(1,335,000)	2.43
Forfeited	(50,000)	1.55
Unvested at September 30, 2018	2,968,500	$2.99

During the years ended September 30, 2018, 2017 and 2016, the Company recorded $5,189,259, $3,366,762 and $5,234,420 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company does not recognize an income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized. For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of September 30, 2018, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $2,451,889 will be recognized in the Company’s results of operations over a weighted average period of 2.6 years.

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

The following table summarizes fair value measurements at September 30, 2018 and September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,133,213	$—	$—	$30,133,213
Short-term investments	45,971,126	—	—	45,971,126
Derivative liabilities	—	—	—	—
Contingent Consideration	$—	$—	$—	$—

September 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,838,567	$—	$—	$24,838,567
Short-term investments	40,434,784	—	—	40,434,784
Derivative liabilities	—	—	695,114	695,114
Contingent Consideration	$—	$—	$—	$—

As part of a financing in January 2013, Arrowhead issued warrants to purchase up to 833,530 shares of Common Stock (the “2013 Warrants”) of which 0 warrants were outstanding at September 30, 2018.  Further, as part of a financing in December 2012, Arrowhead issued warrants to purchase up to 912,543 shares of Common Stock (the “2012 Warrants”) of which warrants to exercise 143,811 shares remained unexercised and were cancelled at their expiration during the three months ended December 31, 2017.   Each of the Warrants contained a mechanism to adjust the strike price upon the issuance of certain dilutive equity securities. If during the terms of the Warrants, the Company issued Common Stock at a price lower than the exercise price for the Warrants, the exercise price would be reduced to the amount equal to the issuance price of the Common Stock.  As a result of these features, the Warrants were subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants was estimated at the end of each reporting period and the change in the fair value of the Warrants was recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations and Comprehensive Loss. During the years ended September 30, 2018, 2017 and 2016, the Company recorded a non-cash gain/(loss) from the change in fair value of the derivative liability of $432,141, $870,760  and $(293,072), respectively.

The following is a reconciliation of the derivative liability related to these Warrants:

Value at September 30, 2017	$695,114
Issuance of instruments	—
Change in value	(432,141)
Net settlements	(262,973)
Value at September 30, 2018	$—

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

As of September 30, 2015, the Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2018 and September 30, 2017.

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

Components of the net deferred tax asset (liability) at September 30, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Accrued compensation	$1,085,908	$1,337,619
Stock compensation	4,188,368	5,670,468
Capitalized research and development	1,227,137	2,196,542
Fixed Assets	404,836	203,477
Net operating losses	114,142,741	132,119,837
Intangible Assets	3,854,752	5,358,700
Deferred Revenue	—	1,068,206
Deferred Rent	566,535	865,675
Capital Loss	709,779	1,020,162
Total deferred tax assets	126,180,056	149,840,686
Valuation allowance	(116,875,075)	(136,625,436)
Deferred tax liabilities:
State taxes	(9,304,981)	(13,215,250)
Total deferred tax liability	(9,304,981)	(13,215,250)
Net deferred tax assets (liabilities)	$—	$—

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

As of September 30, 2017, the Company had available gross federal net operating loss (NOL) carry forwards of $284.8 million and gross state NOL carry forwards of $196.6 million.  Gross federal NOL carry forwards for 2018 are estimated at $62.8 million, and gross state NOL carry forwards for 2018 are estimated at $62.8 million.  The NOLs expire at various dates through 2038.

The provisions for income taxes for the years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$2,400	2,400
Deferred	—	—
Total State	$2,400	2,400
Provision from income taxes	$2,400	2,400

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2018 and 2017:

	2018	2017
At U.S. federal statutory rate	21.0%	34.0%
State taxes, net of federal effect	7.9	4.9
Stock compensation	2.6	(5.8)
Mark-to-market adjustments	0.2	0.9
Valuation allowance	36.2	(23.1)
True-up on deferred taxes	—	(3.0)
State blended rate change	—	(5.7)
Federal tax rate change in 2018	(67.9)	—
Other	—	(2.2)
Effective income tax rate	0.0%	0.0%

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 35 percent down to 21 percent starting on January 1, 2018. As a result of the TCJA, we were required to revalue deferred tax assets and liabilities at 21 percent. This revaluation resulted in a provision of $37.0 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance.  As a result, there was no impact to our Consolidated Statements of Comprehensive Loss as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on our Consolidated Financial Statements.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2018 and 2017.

The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California, the Australia Tax Office (“ATO”) and certain other taxing jurisdictions. The Company is subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled.  During the three months ended September 30, 2016, the IRS commenced an audit for the tax year ended September 30, 2015. The IRS audit concluded without any material adjustments.

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

For the years ended September 30, 2018, 2017, and 2016, we recorded expenses under this plan of $451,623, $426,470 and $476,835, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2018 and 2017:

	First	Second	Third	Fourth
Year ended September 30, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$3,509,821	$650,125	$727,375	$11,255,000
Operating Losses	$(13,813,348)	$(15,034,059)	$(15,919,719)	$(11,169,109)
Net Loss	$(13,198,878)	$(14,884,311)	$(15,606,017)	$(10,761,272)
Loss per share (Basic and Diluted)	$(0.18)	$(0.18)	$(0.18)	$(0.12)

	First	Second	Third	Fourth
Year ended September 30, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$4,365,496	$8,985,930	$9,342,498	$8,713,785
Operating Losses	$(14,901,887)	$(6,129,642)	$(5,714,164)	$(10,250,216)
Net Loss	$(12,086,108)	$(6,042,557)	$(5,519,741)	$(10,731,889)
Loss per share (Basic and Diluted)	$(0.17)	$(0.08)	$(0.07)	$(0.14)

NOTE 13. SUBSEQUENT EVENTS

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement” with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV, Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales.

In October 2018, the Company repaid the entire balance due for the Note Payable associated with its Madison research and development facility lease discussed in Note 7 – Commitments and Contingencies above.