Form 10-Q
period 2019-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2019-05-08
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	ARWR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2019 was 94,814,086.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited) March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,639,208	$30,133,213
Accounts receivable	13,422,340	327,375
Prepaid expenses	1,757,928	1,267,717
Other current assets	1,590,195	640,117
Short term investments	56,560,674	46,400,176
TOTAL CURRENT ASSETS	234,970,345	78,768,598
Property and equipment, net	13,378,321	13,935,425
Intangible assets, net	17,913,795	18,764,010
Long term investments	67,536,054	-
Other assets	141,918	141,918
TOTAL ASSETS	$333,940,433	$111,609,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,062,189	$2,806,098
Accrued expenses	5,718,774	5,043,087
Accrued payroll and benefits	967,674	3,937,605
Deferred rent	173,952	307,334
Deferred revenue	90,889,801	600
Note Payable	-	223,820
Other current liabilities	-	46,407
TOTAL CURRENT LIABILITIES	101,812,390	12,364,951
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,754,869	1,702,801
Deferred revenue, net of current portion	29,732,938	-
Note Payable, net of current portion	-	2,101,198
Other non-current liabilities	-	200,000
TOTAL LONG-TERM LIABILITIES	31,487,807	4,003,999
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 94,665,718 and 88,505,302 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	187,035	180,875
Additional paid-in capital	652,411,876	582,902,694
Accumulated other comprehensive income (loss)	(71,906)	(21,564)
Accumulated deficit	(451,331,581)	(487,265,816)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	201,195,424	95,796,189
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	200,640,236	95,241,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,940,433	$111,609,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
REVENUE	$48,148,275	$650,125	$82,806,171	$4,159,946
OPERATING EXPENSES
Research and development	20,798,628	12,002,354	38,370,671	24,921,972
General and administrative expenses	5,338,955	3,681,830	11,478,664	8,085,381
TOTAL OPERATING EXPENSES	26,137,583	15,684,184	49,849,335	33,007,353
OPERATING INCOME (LOSS)	22,010,692	(15,034,059)	32,956,836	(28,847,407)
OTHER INCOME (EXPENSE)
Interest income (expense), net	1,886,290	168,346	2,977,399	332,077
Change in value of derivatives	-	(18,598)	-	432,141
TOTAL OTHER INCOME (EXPENSE)	1,886,290	149,748	2,977,399	764,218
INCOME (LOSS) BEFORE INCOME TAXES	23,896,982	(14,884,311)	35,934,235	(28,083,189)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	23,896,982	(14,884,311)	35,934,235	(28,083,189)
NET INCOME (LOSS) PER SHARE - BASIC	$0.25	$(0.18)	$0.39	$(0.35)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.24	$(0.18)	$0.37	$(0.35)
Weighted average shares outstanding - basic	94,155,407	84,083,937	92,623,615	79,406,838
Weighted average shares outstanding - diluted	98,082,644	84,083,937	97,214,546	79,406,838
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(28,162)	1,561	(50,342)	(7,967)
COMPREHENSIVE INCOME (LOSS)	$23,868,820	$(14,882,750)	$35,883,893	$(28,091,156)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at December 31, 2017	74,917,876	$167,287	$516,577,723	$23,704	$(446,014,216)	$(555,188)	$70,199,310
Stock-based compensation	-	-	1,456,813	-	-	-	1,456,813
Exercise of stock options	79,374	79	193,046	-	-	-	193,125
Exercise of warrants	86,023	87	218,130	-	-	-	218,217
Common stock- Restricted Stock Units vesting	987,125	987	(55,655)	-	-	-	(54,668)
Common stock issued for cash at $5.25 per share, net of offering costs	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	1,561	-	-	1,561
Net income (loss) for the three months ended March 31, 2018	-	-	-	-	(14,884,311)	-	(14,884,311)
Balance at March 31, 2018	87,570,398	$179,940	$574,963,592	$25,265	$(460,898,527)	$(555,188)	$113,715,082

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at December 31, 2018	92,591,457	$184,961	$647,142,565	$(43,744)	$(475,228,563)	$(555,188)	$171,500,031
Stock-based compensation	-	-	2,601,348	-	-	-	2,601,348
Exercise of stock options	535,915	536	2,669,501	-	-	-	2,670,037
Common stock- Restricted Stock Units vesting	1,538,346	1,538	(1,538)	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	(28,162)	-	-	(28,162)
Net income (loss) for the three months ended March 31, 2019	-	-	-	-	23,896,982	-	23,896,982
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,581)	$(555,188)	$200,640,236

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2017	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	3,549,354	-	-	-	3,549,354
Exercise of stock options	79,374	79	193,046	-	-	-	193,125
Exercise of warrants	208,473	209	666,021	-	-	-	666,230
Common stock- Restricted Stock Units vesting	997,125	997	(55,665)	-	-	-	(54,668)
Common stock issued for cash at $5.25 per share, net of offering costs	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	(7,967)	-	-	(7,967)
Net income (loss) for the six months ended March 31, 2018	-	-	-	-	(28,083,189)	-	(28,083,189)
Balance at March 31, 2018	87,570,398	$179,940	$574,963,592	$25,265	$(460,898,527)	$(555,188)	$113,715,082

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	5,318,882	-	-	-	5,318,882
Exercise of stock options	702,242	702	3,674,029	-	-	-	3,674,731
Common stock- Restricted Stock Units vesting	2,197,305	2,197	(2,197)	-	-	-	-
Common stock issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(50,342)	-	-	(50,342)
Net income (loss) for the six months ended March 31, 2019	-	-	-	-	35,934,235	-	35,934,235
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,581)	$(555,188)	$200,640,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,934,235	$(28,083,189)
Change in value of derivatives	-	(432,141)
Stock-based compensation	5,318,882	3,549,354
Depreciation and amortization	2,353,319	2,294,639
Amortization/(accretion) of note premiums	330,229	346,339
Changes in operating assets and liabilities:
Accounts receivable	(13,094,965)	51,510
Prepaid expenses and Other Current Assets	(1,440,287)	1,225,562
Deferred revenue	120,622,138	(3,704,740)
Accounts payable	1,256,092	(2,266,082)
Accrued expenses	(2,340,651)	(2,918,752)
Other	(240,737)	(196,434)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	148,698,255	(30,133,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(946,788)	(513,719)
Purchases of marketable securities	(90,266,001)	(5,018,040)
Proceeds from sale of marketable securities	12,239,219	23,704,420
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(78,973,570)	18,172,661
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,415,150)	(102,406)
Payments of taxes for net share settled restricted stock unit issuances	-	(54,667)
Proceeds from the exercises of warrants and stock options	3,674,731	499,861
Proceeds from the issuance of common stock	60,521,729	56,585,035
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,781,310	56,927,823
NET INCREASE (DECREASE) IN CASH	131,505,995	44,966,550
CASH AT BEGINNING OF PERIOD	30,133,213	24,838,567
CASH AT END OF PERIOD	$161,639,208	$69,805,117
Supplementary disclosures:
Interest Paid	$(27,437)	$(88,537)
Income Taxes Paid	$(2,400)	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. AMG-890 (ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. in 2016. ARO-AMG1 for an undisclosed genetically validated cardiovascular target is under a license and collaboration agreement with Amgen Inc.  JNJ-3989 (ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. in October 2018.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study. In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2.  The Company delivered the Arrowhead Deliverable, as defined in its collaboration agreement, to Amgen for ARO-AMG1 in August 2018, and Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA).

The Company also made significant progress on the business development and partnership front.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the

Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).  The revenue recognition for this milestone payment and the Janssen License Agreement and the Janssen Collaboration Agreement are discussed further in Note 2 below.

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

At March 31, 2019, the Company had $161.6 million in cash and cash equivalents, $56.6 million in short-term investments, and $67.5 million in long-term investments to fund operations.  During the six months ended March 31, 2019, the Company’s cash and investments balance increased by $209.2 million, which was primarily the result of the $75 million equity investment and $175 million upfront payment from JJDC and Janssen, respectively, as discussed further in Note 2 below.  These cash inflows were partially offset by cash outflows related to operating activities.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no restricted cash at March 31, 2019 and September 30, 2018.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the three and six months ended March 31, 2019 and 2018, respectively, all the Company’s investments were classified as held-to-maturity.

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

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at March 31, 2019 and September 30, 2018.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees.  During the three months ended March 31, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 3,927,237 shares and 0 shares, respectively.  During the six months ended March 31, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 4,590,931 shares and 0 shares, respectively.  During the three months ended March 31, 2019 the calculation of the effect of dilutive stock options and restricted stock units excluded 917,175 stock options and 2,000 restricted stock units due to their anti-dilutive effect.  During the six months ended March 31, 2019 the calculation of the effect of dilutive stock options and restricted stock units excluded 989,175 stock options and 2,000 restricted stock units due to their anti-dilutive effect.  During the three and six months ended March 31, 2018, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2019. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU No. 2016-10 which provided more specific guidance around the identification of performance obligations and licensing arrangements.  On October 1, 2018, the Company adopted this standard using the modified retrospective method. The Company’s implementation approach included reviewing the status of each of its ongoing collaboration agreements and designing appropriate internal controls to enable the preparation of financial information.  The Company has completed its assessment of the impact of the new revenue recognition guidance and determined that there will be no material impact.  The Company’s existing performance obligations under its ongoing licensing and collaboration agreements as of October 1, 2018 were substantially completed prior to September 30, 2018.  Any future option, milestone or royalty payments received will be accounted for under the sales-based royalty exception provided for under this new revenue recognition guidance.  Additionally, there will be no impact to cash from or used in operating, financing or investing activities on the Company’s Consolidated Statement of Cash Flows as a result of the adoption of the new standard.

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

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended March 31, 2019 and 2018, the Company recognized $0.3 million and $0.7 million of Revenue associated with its agreements with Amgen, respectively.  During the six months ended March 31, 2019 and 2018, the Company recognized $0.3 million and $4.2 million of Revenue associated with its agreements with Amgen, respectively.  As of March 31, 2019, there were $0.1 million of contract assets, and $0 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.   In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $226.3 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the first $25 million milestone payment earned and estimated payments for  reimbursable Janssen R&D services to be performed.  The Company has allocated the total $226.3 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three and six months ended March 31, 2019, the Company recognized approximately $47.9 million and $82.5 million of Revenue associated with its agreements with Janssen and JJDC, respectively.  As of March 31, 2019 there were $13.3 million of contract assets recorded as accounts receivable, and $120.6 million of contract liabilities recorded as current deferred revenue and long-term deferred revenue on the Company’s Consolidated Balance Sheets.  The $13.3 million of accounts receivable is driven by reimbursable costs incurred for the Janssen R&D Services and the recognition of a portion of the $25 million milestone earned in April 2019 based on performance completed as of March 31, 2019, and the $120.6 million of current and long-term deferred revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company, net of revenue recognized in the period.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2019	September 30, 2018
Computers, office equipment and furniture	$588,044	$600,334
Research equipment	11,021,467	10,751,627
Software	145,802	152,676
Leasehold improvements	12,469,048	12,236,150
Total gross fixed assets	24,224,361	23,740,787
Less: Accumulated depreciation and amortization	(10,846,040)	(9,805,362)
Property and equipment, net	$13,378,321	$13,935,425

Depreciation and amortization expense for Property and Equipment for the three months ended March 31, 2019 and 2018 and was $750,860 and $728,359, respectively.  Depreciation and amortization expense for Property and Equipment for the six months ended March 31, 2019 and 2018 and was $1,503,105 and $1,444,425, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at March 31, 2019 consisted of corporate bonds with maturities remaining of less than 36 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At March 31, 2019, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of March 31, 2019, and September 30, 2018.

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$56,560,674	$52,189	$(162,798)	$56,450,065
Commercial notes (due within three years)	$67,536,054	$703,472	$—	$68,239,526
Total	$124,096,728	$755,661	$(162,798)	$124,689,591

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$46,400,176	$—	$(429,050)	$45,971,126
Commercial notes (due within three years)	$—	$—	$—	$—
Total	$46,400,176	$—	$(429,050)	$45,971,126

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $605,988.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $6,337,431.  Amortization expense for the three months ended March 31, 2019 and 2018 was $425,108 and $425,107, respectively.  Amortization expense for the six months ended March 31, 2019 and 2018 was $850,215 and $850,214, respectively.  Amortization expense is expected to be $850,214 for the remainder of fiscal 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, and $10,261,865 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2018	$18,764,010
Impairment	—
Amortization	(850,215)
Balance at March 31, 2019	$17,913,795

NOTE 6. STOCKHOLDERS’ EQUITY

At March 31, 2019, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At March 31, 2019, 94,665,718 shares of Common Stock were outstanding.  At March 31, 2019, 7,873,851 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

In October 2018 the Company sold 3,260,869 shares of Common Stock to JJDC at a price of $23.00 per share as part of the JJDC Stock Purchase Agreement discussed further in Note 2 above.  The Company received proceeds of $75.0 million.  The portion of these proceeds that were deemed to be a premium were recorded as deferred revenue as discussed further in Note 2 above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 8,500 square feet of office space for its corporate headquarters in Pasadena, California.  The lease will expire in September 2019.   Monthly rental payments are approximately $31,900 per month, increasing approximately 3% annually.

The Company also leases approximately 58,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  In January 2019, the Company amended its existing lease to add an additional 13,000 square feet of laboratory and office space to the facility.  The amended lease will expire in September 2029.  As part of this lease, the Company was provided a tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and an additional tenant improvement allowance of $2.7 million which was accounted for as a note payable on the Company’s Consolidated Balance Sheet.  In October 2018, the Company paid off the remaining $2.3 million balance on the note payable.  Monthly rental payments are approximately $160,800 per month, increasing approximately 2.5% annually.

Facility rent expense for the three months ended March 31, 2019 and 2018 was $436,000 and $305,000, respectively.  Facility rent expense for the six months ended March 31, 2019 and 2018 was $771,000 and $630,000, respectively.

As of March 31, 2019, future minimum lease payments due in fiscal years under operating leases are as follows:

2019	$932,495
2020	1,192,771
2021	1,246,122
2022	1,277,188
2023	1,308,973
2024 and thereafter	8,570,708
Total	$14,528,257

In April 2019, the Company entered a new lease for its corporate headquarters in Pasadena, California.  The new facility lease will be for approximately 24,000 square feet of office space, and this increased space will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market.  See Note 11 for additional discussion of this lease.

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

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of March 31, 2019, these future commitments were estimated at approximately $52.1 million, of which approximately $27.1 million is expected to be incurred in fiscal 2019, and $25.0 million is expected to be incurred beyond fiscal 2019.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and six months ended March 31, 2019 and 2018, the Company did not reach milestones requiring payment.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of March 31, 2019, 1,440,218 and 5,654,798 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of March 31, 2019, there were options granted and outstanding to purchase 1,440,218 and 3,270,048 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,049,333 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of March 31, 2019, there were 776,834 shares reserved for options and 2,000 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended March 31, 2019, 517,500 options and 1,398,429 restricted stock units were granted under the 2013 Incentive Plan, and 148,000 options and 2,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.   During the six months ended March 31, 2019, 517,500 options and 1,401,888 restricted stock units were granted under the 2013 Incentive Plan, and 195,000 options and 2,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2018	5,524,399	$6.14
Granted	712,500	13.26
Cancelled	(47,557)	7.01
Exercised	(702,242)	5.23
Balance At March 31, 2019	5,487,100	$7.17	6.0 years	$61,552,640
Exercisable At March 31, 2019	4,052,157	$6.26	5.0 years	$49,183,457

Stock-based compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $1,017,065 and $858,005, respectively. Stock-based compensation expense related to stock options for the six months ended March 31, 2019 and 2018 was $1,807,500 and $1,758,664, respectively.  For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended March 31, 2019 and 2018 was $7,580,360 and $1,944,007, respectively.  The grant date fair value of the options granted by the Company for the six months ended March 31, 2019 and 2018 was $8,137,249 and $2,292,906, respectively

The intrinsic value of the options exercised during the three months ended March 31, 2019 and 2018 was $6,806,594 and  $350,674, respectively.  The intrinsic value of the options exercised during the six months ended March 31, 2019 and 2018 was $8,122,294 and  $350,674, respectively.

As of March 31, 2019, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $11,164,000 will be recognized in the Company’s results of operations over a weighted average period of 3.4 years.

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

The assumptions used to value stock options are as follows:

	Six Months Ended March 31,
	2019	2018
Dividend yield	—	—
Risk-free interest rate	2.3 – 3.1%	2.1 – 2.7%
Volatility	115%	110%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$11.42	$3.47

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.   During the three months ended March 31, 2019, the Company issued 1,398,429 RSUs under the 2013 Incentive Plan and 2,000 RSUs as inducement awards to new employees outside of equity incentive plans.  During the six months ended March 31, 2019, the Company issued 1,401,888 RSUs under the 2013 Incentive Plan and 2,000 RSUs as inducement awards to new employees outside of equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2018	2,968,500	$2.99
Granted	1,403,888	12.43
Vested	(2,197,305)	2.78
Forfeited	(123,750)	8.98
Unvested at March 31, 2019	2,051,333	$9.32

During the three months ended March 31, 2019 and 2018, the Company recorded $1,584,283 and $598,808 of expense related to RSUs, respectively. During the six months ended March 31, 2019 and 2018, the Company recorded $3,511,381 and $1,790,690 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of March 31, 2019, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $9,551,860 will be recognized in the Company’s results of operations over a weighted average period of 3.3 years.

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

The following table summarizes fair value measurements at March 31, 2019 and September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$161,639,208	$—	$—	$161,639,208
Short-term investments	$56,450,065	$—	$—	$56,450,065
Long-term investments	$68,239,526	$—	$—	$68,239,526
Contingent Consideration	$—	$—	$—	$—

September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,133,213	$—	$—	$30,133,213
Short-term investments	$45,971,126	$—	$—	$45,971,126
Long-term investments	$—	$—	$—	$—
Contingent Consideration	$—	$—	$—	$—

As of September 30, 2015, the Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at March 31, 2019 and September 30, 2018.

NOTE 10. - INCOME TAXES

There was no provision for income taxes for the three and six months ended March 31, 2019 and 2018, respectively.  During the three and six months ended March 31, 2019, the Company generated net income of $23.9 million and $35.9 million, respectively.  However, this net income was more than offset by the Company’s existing net operating loss carryforwards.  As of March 31, 2019, the Company’s remaining deferred income taxes assets, consisting primarily of net operating loss carryforwards, remain fully offset by a valuation allowance.

NOTE 11. SUBSEQUENT EVENTS

In April 2019, the Company entered a new lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at

177 E. Colorado Blvd, Pasadena, California, and this lease will replace the Company’s current corporate headquarters office lease.  The increased capacity of this new office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market.

Lease payments will begin on the earlier of November 1, 2019 or when the Company first commences to conduct business in the premises and are estimated to total approximately $8.8 million over the term.  The Company expects to pay approximately $4.5 million for leasehold improvements, net of tenant improvement allowances, beginning in the Company’s third quarter of fiscal year 2019.  Pursuant to the lease, within twelve to fifteen months of the expiration of the term, the Company has the option to extend the lease for one additional five-year term, with certain annual increases in base rent.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. in 2016. ARO-AMG1 for an undisclosed genetically validated cardiovascular target is under a license and collaboration agreement with Amgen Inc.  JNJ-3989 (ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. in October 2018.

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

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study. In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2.  The Company delivered the Arrowhead Deliverable, as defined in its collaboration agreement, to Amgen for ARO-AMG1 in August 2018, and Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA).

The Company also made significant progress on the business development and partnership front.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with

Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).

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

Net income was $23.9 million for the three months ended March 31, 2019 as compared to a net loss of $14.9 million for the three months ended March 31, 2018.  Net income was $35.9 million for the six months ended March 31, 2019 as compared to a net loss of $28.1 million for the six months ended March 31, 2018.  Net income per share – diluted was $0.24 for the three months ended March 31, 2019 as compared to net loss per share - diluted of $0.18 for the three months ended March 31, 2018.  Net income per share – diluted was $0.37 for the six months ended March 31, 2019 as compared to net loss per share - diluted of $0.35 for the six months ended March 31, 2018.  An increase in revenue from the license and collaboration agreements with Janssen was the driver of the increase in net income and net income per share, as discussed further below.

Additionally, the Company strengthened its liquidity and financial position through the Janssen License Agreement, Janssen Collaboration Agreement and JJDC Stock Purchase Agreement, executed in October 2018.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock.  Additionally, in April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).   These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $161.6 million of cash and cash equivalents, $56.6 million in short-term investments, $67.5 million of long term investments and $333.9 million of total assets as of March 31, 2019, as compared to $30.1 million, $46.4 million, $0 million and $111.6 million as of September 30, 2018, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$48,148,275	$650,125
Operating Income (Loss)	22,010,692	(15,034,059)
Net Income (Loss)	23,896,982	(14,884,311)
Net Income (Loss) per Share (Diluted)	$0.24	$(0.18)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
Revenue	$82,806,171	$4,159,946
Operating Income (Loss)	32,956,836	(28,847,407)
Net Income (Loss)	35,934,235	(28,083,189)
Net Income (Loss) per Share (Diluted)	$0.37	$(0.35)

The increase in our Revenue during the three and six months ended March 31, 2019 was driven by the revenue recognized from our agreements with Janssen and JJDC which were executed in October 2018.  This increase in Revenue was also the key driver of the increase in our Operating Income, Net Income and Net Income per Share.

Revenue

Total revenue was $48,148,275 for the three months ended March 31, 2019 and $650,125 for the three months ended March 31, 2018.  Total revenue was $82,806,171 for the six months ended March 31, 2019 and $4,159,946 for the six months ended March 31, 2018.  Revenue in the current period is primarily related to the recognition of a portion of the $226.3 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligations within those agreements.  Revenue in the previous period was primarily related to the upfront payments received from Amgen in 2016 that we recognized as Revenue as performance was completed for the AMG 890 (ARO-LPA) and ARO-AMG1 Agreements.

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

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended March 31, 2019 and 2018, the Company recognized $0.3 million and $0.7 million of Revenue associated with its agreements with Amgen, respectively.  During the six months ended March 31, 2019 and 2018, the Company recognized $0.3 million and $4.2 million of Revenue associated with its agreements with Amgen, respectively.  As of March 31, 2019 there was $0.1 million of contract assets, and $0 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.   In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of ARO-HBV drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $226.3 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the first $25 million milestone payment earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $226.3 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three and six months ended March 31, 2019, the Company recognized approximately $47.9 million and $82.5 million of Revenue associated with its agreements with Janssen and JJDC, respectively.  As of March 31, 2019 there were $13.3 million of contract assets recorded as accounts receivable, and $120.6 million of contract liabilities recorded as current deferred revenue and long-term deferred revenue on the Company’s Consolidated Balance Sheets.  The $13.3 million of accounts receivable is driven by reimbursable costs incurred for the Janssen R&D Services and the recognition of a portion of the $25 million milestone earned in April 2019 based on performance completed as of March 31, 2019, and the $120.6 million of current and long-term deferred revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company, net of revenue recognized in the period.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and six months ended March 31, 2019 and 2018 are shown in the tables below.

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

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2019	Category	March 31, 2018	Category	$	%
Salaries	$3,387	16%	$2,812	23%	$575	20%
Stock compensation	881	4%	648	5%	233	36%
In Vivo studies	413	2%	779	7%	(366)	-47%
Drug manufacturing	7,430	36%	2,540	21%	4,890	193%
Toxicity/efficacy studies	2,410	12%	1,372	11%	1,038	76%
Clinical trials	3,205	15%	1,081	9%	2,124	196%
License, royalty & milestones	-	0%	3	0%	(3)	N/A
Facilities related	783	4%	533	4%	250	47%
Depreciation/amortization	1,170	6%	1,145	10%	25	2%
Other R&D	1,120	5%	1,089	9%	31	3%
Total	$20,799	100%	$12,002	100%	$8,797	73%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2019	Category	March 31, 2018	Category	$	%
Salaries	$6,664	17%	$5,623	23%	$1,041	19%
Stock compensation	1,522	4%	1,192	5%	330	28%
In Vivo studies	896	2%	1,459	6%	(563)	-39%
Drug manufacturing	13,234	35%	5,992	24%	7,242	121%
Toxicity/efficacy studies	4,821	13%	3,256	13%	1,565	48%
Clinical trials	5,447	14%	1,896	8%	3,551	187%
License, royalty & milestones	-	0%	22	0%	(22)	N/A
Facilities related	1,366	4%	1,128	5%	238	21%
Depreciation/amortization	2,342	6%	2,278	9%	64	3%
Other R&D	2,079	5%	2,076	8%	3	0%
Total	$38,371	100%	$24,922	100%	$13,449	54%

Salaries expense increased by $575,000 from $2,812,000 during the three months ended March 31, 2018 to $3,387,000 during the current period.  Salaries expense increased by $1,041,000 from $5,623,000 during the six months ended March 31, 2018 to $6,664,000 during the current period.  The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $233,000 from $648,000 during the three months ended March 31, 2018 to $881,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $330,000 from $1,192,000 during the six months ended March 31, 2018 to $1,522,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense decreased by $366,000 from $779,000 during the three months ended March 31, 2018 to $413,000 during the current period.  In vivo studies expense decreased by $563,000 from $1,459,000 during the six months ended March 31, 2018 to $896,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The decrease in in vivo studies expense is a result of the timing of discovery studies being completed in the prior period.

Drug manufacturing expense increased by $4,890,000 from $2,540,000 during the three months ended March 31, 2018 to $7,430,000 during the current period.  Drug manufacturing expense increased by $7,242,000 from $5,992,000 during the six months ended March 31, 2018 to $13,234,000 during the current period.  The increase in the expense primarily relates to the timing of manufacturing campaigns for JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $1,038,000 from $1,372,000 during the three months ended March 31, 2018 to $2,410,000 during the current period.  Toxicity/efficacy studies expense increased by $1,565,000 from $3,256,000 during the six months ended March 31, 2018 to $4,821,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in the expense primarily relates to toxicology studies for ARO-AAT, JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $2,124,000 from $1,081,000 during the three months ended March 31, 2018 to $3,205,000 during the current period.  Clinical trials expense increased by $3,551,000 from $1,896,000 during the six months ended March 31, 2018 to $5,447,000 during the current period.  The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, and the start up of the ARO-ANG3 and ARO-APOC3 clinical trials.  We anticipate this expense to increase as ARO-AAT progresses through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense was minor in both periods. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense increased by $250,000 from $533,000 during the three months ended March 31, 2018 to $783,000 during the current period.  Facilities expense increased by $238,000 from $1,128,000 during the six months ended March 31, 2018 to $1,366,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin.  The increase in the expense is primarily due to increased maintenance costs for our research equipment.

Depreciation and amortization expense, a non-cash expense, was consistent at $1,145,000 during the three months ended March 31, 2018 and $1,170,000 during the current period. Depreciation and amortization expense, a non-cash expense, was consistent at $2,278,000 during the six months ended March 31, 2018 and $2,342,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility.

Other research expense was consistent at $1,089,000 during the three months ended March 31, 2018 to $1,120,000 during the current period.  Other research expense was consistent at $2,076,000 during the six months ended March 31, 2018 to $2,079,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2019	Category	March 31, 2018	Category	$	%
Salaries	$1,579	30%	$1,330	36%	$249	19%
Stock compensation	1,720	32%	809	22%	911	113%
Professional/outside services	1,362	26%	1,035	28%	327	32%
Facilities related	265	5%	172	5%	93	54%
Depreciation/amortization	6	0%	8	0%	(2)	-25%
Other G&A	407	8%	328	9%	79	24%
Total	$5,339	100%	$3,682	100%	$1,657	45%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2019	Category	March 31, 2018	Category	$	%
Salaries	$3,667	32%	$2,505	31%	$1,162	46%
Stock compensation	3,797	33%	2,357	29%	1,440	61%
Professional/outside services	2,581	23%	2,181	27%	400	18%
Facilities related	563	5%	350	4%	213	61%
Depreciation/amortization	11	0%	16	0%	(5)	-31%
Other G&A	860	8%	676	8%	184	27%
Total	$11,479	100%	$8,085	100%	$3,394	42%

Salaries expense increased by $249,000 from $1,330,000 during the three months ended March 31, 2018 to $1,579,000 during the current period.  Salaries expense increased by $1,162,000 from $2,505,000 during the six months ended March 31, 2018 to $3,667,000 during the current period.  The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense, a non-cash expense, increased by $911,000 from $809,000 during the three months ended March 31, 2018 to $1,720,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $1,440,000 from $2,357,000 during the six months ended March 31, 2018 to $3,797,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants and the achievement of certain performance-based awards during the current period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $327,000 from $1,035,000 during the three months ended March 31, 2018 to $1,362,000 during the current period. Professional/outside services expense increased by $400,000 from $2,181,000 during the six months ended March 31, 2018 to $2,581,000 during the current period. The increase in the expense is primarily related to recruiting fees for increased headcount.

Facilities-related expense increased $93,000 from $172,000 during the three months ended March 31, 2018 to $265,000 during the current period.  Facilities-related expense increased $213,000 from $350,000 during the six months ended March 31, 2018 to $563,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  However, the increase in the expense is primarily related to miscellaneous office expenses driven by our increased headcount.

Depreciation and amortization expense, a noncash expense, was minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.

Other G&A expense increased by $79,000 from $328,000 during the three months ended March 31, 2018 to $407,000 during the current period.  Other G&A expense increased by $184,000 from $676,000 during the six months ended March 31, 2018 to $860,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to various travel and communication and technology expenses.

Other Income / Expense

Other income / expense was income of $1,886,290 and $149,748 during the three months ended March 31, 2019 and 2018, respectively. Other income / expense was income of $2,977,399 and $764,218 during the six months ended March 31, 2019 and 2018, respectively.    The largest component of other income / expense in the current periods was interest income earned on the Company’s investments.  The largest component of other income / expense in the previous period was $0.4 million in other income due to the change in the value of derivative liabilities related to certain warrants with a price adjustment feature, which required derivative accounting.  These warrants expired during the year ended September 30, 2018.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At March 31, 2019, the Company had cash on hand of approximately $161.6 million as compared to $30.1 million at September 30, 2018.  Excess cash invested in short-term fixed income securities was $56.6 million at March 31, 2019, compared to $46.4 million at September 30, 2018.  Excess cash invested in long-term fixed income securities was $67.5 million at March 31, 2019, compared to $0 million at September 30, 2018.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the six months ended March 31, 2019 and 2018 is as follows:

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Cash Flow from Continuing Operations:
Operating Activities	$148,698,255	$(30,133,934)
Investing Activities	(78,973,570)	18,172,661
Financing Activities	61,781,310	56,927,823
Net Increase (Decrease) in Cash	131,505,995	44,966,550
Cash at Beginning of Period	30,133,213	24,838,567
Cash at End of Period	$161,639,208	$69,805,117

During the six months ended March 31, 2019, the Company generated $148.7 million in cash from operating activities, which was primarily related to the $175.0 million upfront payment received from Janssen and the premium JJDC paid on the Company’s common stock during the period.  These inflows were partially offset by approximately $41 million of cash used for the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $79.0 million, which was primarily related to purchases of fixed-income investments of $90.3 million.  Cash provided by financing activities of $61.8 million was driven by the equity investment the Company received from JJDC during the period.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2019

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer