Form 10-Q
period 2019-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2019-08-05
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	ARWR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 2, 2019 was 95,300,992.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited) June 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,331,747	$30,133,213
Restricted cash	1,000,000	-
Accounts receivable	2,044,111	327,375
Prepaid expenses	3,103,476	1,267,717
Other current assets	1,492,175	640,117
Short term investments	48,567,215	46,400,176
TOTAL CURRENT ASSETS	244,538,724	78,768,598
Property and equipment, net	17,074,613	13,935,425
Intangible assets, net	17,488,688	18,764,010
Long term investments	57,555,499	-
Other assets	170,921	141,918
TOTAL ASSETS	$336,828,445	$111,609,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,630,244	$2,806,098
Accrued expenses	5,173,146	5,043,087
Accrued payroll and benefits	1,427,855	3,937,605
Deferred rent	173,952	307,334
Deferred revenue	75,681,868	600
Note payable	-	223,820
Other current liabilities	-	46,407
TOTAL CURRENT LIABILITIES	87,087,065	12,364,951
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,812,346	1,702,801
Deferred revenue, net of current portion	22,258,994	-
Note payable, net of current portion	-	2,101,198
Other non-current liabilities	-	200,000
TOTAL LONG-TERM LIABILITIES	24,071,340	4,003,999
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 95,207,637 and 88,505,302 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	187,577	180,875
Additional paid-in capital	657,136,601	582,902,694
Accumulated other comprehensive income (loss)	(103,078)	(21,564)
Accumulated deficit	(430,995,872)	(487,265,816)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	226,225,228	95,796,189
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	225,670,040	95,241,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,828,445	$111,609,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$42,696,636	$727,375	$125,502,807	$4,887,321
OPERATING EXPENSES
Research and development	19,291,710	12,052,653	57,662,381	36,974,625
General and administrative expenses	4,809,177	4,594,441	16,287,841	12,679,822
TOTAL OPERATING EXPENSES	24,100,887	16,647,094	73,950,222	49,654,447
OPERATING INCOME (LOSS)	18,595,749	(15,919,719)	51,552,585	(44,767,126)
OTHER INCOME (EXPENSE)
Interest income (expense), net	1,739,959	313,702	4,717,359	645,778
Change in value of derivatives	-	-	-	432,141
TOTAL OTHER INCOME (EXPENSE)	1,739,959	313,702	4,717,359	1,077,919
INCOME (LOSS) BEFORE INCOME TAXES	20,335,708	(15,606,017)	56,269,944	(43,689,207)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	20,335,708	(15,606,017)	56,269,944	(43,689,207)
NET INCOME (LOSS) PER SHARE - BASIC	$0.21	$(0.18)	$0.60	$(0.53)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.21	$(0.18)	$0.58	$(0.53)
Weighted average shares outstanding - basic	94,935,471	87,634,435	93,364,102	82,149,381
Weighted average shares outstanding - diluted	98,884,744	87,634,435	97,814,019	82,149,381
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(31,172)	(28,603)	(81,514)	(36,570)
COMPREHENSIVE INCOME (LOSS)	$20,304,536	$(15,634,620)	$56,188,430	$(43,725,777)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at March 31, 2018	87,570,398	$179,940	$574,963,592	$25,265	$(460,898,528)	$(555,188)	$113,715,081
Stock-based compensation	-	-	2,268,765	-	-	-	2,268,765
Exercise of stock options	204,253	204	838,729	-	-	-	838,933
Exercise of warrants	80,000	80	571,120	-	-	-	571,200
Foreign currency translation adjustments	-	-	-	(28,603)	-	-	(28,603)
Net income (loss) for the three months ended June 30, 2018	-	-	-	-	(15,606,017)	-	(15,606,017)
Balance at June 30, 2018	87,854,651	$180,224	$578,642,206	$(3,338)	$(476,504,545)	$(555,188)	$101,759,359

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,580)	$(555,188)	$200,640,237
Stock-based compensation	-	-	1,957,993	-	-	-	1,957,993
Exercise of stock options	541,919	542	2,766,732	-	-	-	2,767,274
Foreign currency translation adjustments	-	-	-	(31,172)	-	-	(31,172)
Net income (loss) for the three months ended June 30, 2019	-	-	-	-	20,335,708	-	20,335,708
Balance at June 30, 2019	95,207,637	$187,577	$657,136,601	$(103,078)	$(430,995,872)	$(555,188)	$225,670,040

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2017	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	5,818,119	-	-	-	5,818,119
Exercise of stock options	283,627	283	1,031,775	-	-	-	1,032,058
Exercise of warrants	288,473	289	1,237,141	-	-	-	1,237,430
Common stock- restricted stock units vesting	997,125	997	(55,665)	-	-	-	(54,668)
Common stock issued for cash at $5.25 per share, net of offering costs	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	(36,570)	-	-	(36,570)
Net income (loss) for the nine months ended June 30, 2018	-	-	-	-	(43,689,207)	-	(43,689,207)
Balance at June 30, 2018	87,854,651	$180,224	$578,642,206	$(3,338)	$(476,504,545)	$(555,188)	$101,759,359

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	7,276,875	-	-	-	7,276,875
Exercise of stock options	1,244,161	1,244	6,440,761	-	-	-	6,442,005
Common stock- restricted stock units vesting	2,197,305	2,197	(2,197)	-	-	-	-

Common stock issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(81,514)	-	-	(81,514)
Net income (loss) for the nine months ended June 30, 2019	-	-	-	-	56,269,944	-	56,269,944
Balance at June 30, 2019	95,207,637	$187,577	$657,136,601	$(103,078)	$(430,995,872)	$(555,188)	$225,670,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,269,944	$(43,689,207)
Change in value of derivatives	-	(432,141)
Stock-based compensation	7,276,875	5,818,119
Depreciation and amortization	3,356,769	3,470,880
Amortization/(accretion) of note premiums	682,243	582,373
Changes in operating assets and liabilities:
Accounts receivable	(1,716,736)	52,822
Prepaid expenses and other current assets	(2,393,230)	856,253
Deferred revenue	97,940,261	(4,326,540)
Accounts payable	1,824,146	(1,910,782)
Accrued expenses	(3,477,235)	(4,652,873)
Other	(538,020)	(312,003)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	159,225,017	(44,543,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,170,285)	(711,779)
Purchases of marketable securities	(90,266,001)	(47,174,620)
Proceeds from sale of marketable securities	29,861,219	37,204,420
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,575,067)	(10,681,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,415,150)	(154,986)
Payments of taxes for net share settled restricted stock unit issuances	-	(54,667)
Proceeds from the exercises of warrants and stock options	6,442,005	2,006,515
Proceeds from the issuance of common stock	60,521,729	56,585,035
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,548,584	58,381,897
NET INCREASE (DECREASE) IN CASH	159,198,534	3,156,819
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,133,213	24,838,567
CASH AND RESTRICTED CASH AT END OF PERIOD	$189,331,747	$27,995,386
Supplementary disclosures:
Interest paid	$(27,437)	$(131,429)
Income taxes paid	$(2,400)	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. AMG-890 (ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016. JNJ-3989 (ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. in October 2018.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study.  In June 2019, the Company received the Fast Track Designation for ARO-AAT from the FDA.  In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  In June 2019 and July 2019, the Company received the Orphan Drug Designations for ARO-APOC3 and ARO-ANG3, respectively, from the FDA.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2.  Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA).

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

The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA) continues to progress.  The Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company was further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as revenue during the year ended September 30, 2018.  In July 2019, Amgen informed the Company that it would not be exercising its option to an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

At June 30, 2019, the Company had $188.3 million in cash and cash equivalents, $1.0 million in restricted cash, $48.6 million in short-term investments, and $57.6 million in long-term investments to fund operations.  During the nine months ended June 30, 2019, the Company’s cash and investments balance increased by $218.9 million, which was primarily the result of the $75 million equity investment from JJDC and the $175 million upfront payment and $25 million milestone payment from Janssen, respectively, as discussed further in Note 2 below.  These cash inflows were partially offset by cash outflows related to operating activities.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $1.0 million and $0 in restricted cash at June 30, 2019 and September 30, 2018, respectively.  Amounts included in restricted cash are primarily held as collateral associated with a letter of credit for the Company’s new lease for its corporate headquarters in Pasadena, California.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the three and nine months ended June 30, 2019 and 2018, respectively, all the Company’s investments were classified as held-to-maturity.

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

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at June 30, 2019 and September 30, 2018.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (CTA) or a New Drug Application (NDA) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in our Consolidated Statement of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Thus, the milestone or royalty payments are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees.  During the three months ended June 30, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 3,949,273 shares and 0 shares, respectively.  During the nine months ended June 30, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 4,449,917 shares and 0 shares, respectively.  During the three months ended June 30, 2019, the calculation of the effect of dilutive stock options and restricted stock units excluded 867,175 stock options and 0 restricted stock units due to their anti-dilutive effect.  During the nine months ended June 30, 2019 the calculation of the effect of dilutive stock options and restricted stock units excluded 967,175 stock options and 0 restricted stock units due to their anti-dilutive effect.  During the three and nine months ended June 30, 2018, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements (Topic 808).  This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics. ASU 2018-18 becomes effective for the Company in the first quarter of fiscal 2021 with early adoption permitted.  The Company does not expect the adoption of this update to have a material effect on its Consolidated Financial Statements.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in Option payments, and development, regulatory and sales milestone payments. The Company was further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018. The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended June 30, 2019 and 2018, the Company recognized $0 and $0.7 million of Revenue associated with its agreements with Amgen, respectively.  During the nine months ended June 30, 2019 and 2018, the Company recognized $0.3 million and $4.9 million of Revenue associated with its agreements with Amgen, respectively.  As of June 30, 2019, there were $0 contract assets, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

The Company determined the transaction price totaled approximately $227.4 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the first $25 million milestone payment earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $227.4 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three and nine months ended June 30, 2019, the Company recognized approximately $42.7 million and $125.2 million of Revenue associated with its agreements with Janssen and JJDC, respectively.  As of June 30, 2019 there were $2.0 million of contract assets recorded as accounts receivable, and $97.9 million of contract liabilities recorded as current deferred revenue and long-term deferred revenue on the Company’s Consolidated Balance Sheets.  The $2.0 million of accounts receivable is driven by reimbursable costs incurred for the Janssen R&D Services, and the $97.9 million of current and long-term deferred revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company as well as the $25 million milestone paid by Janssen, net of revenue recognized in the period.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2019	September 30, 2018
Computers, office equipment and furniture	$588,044	$600,334
Research equipment	12,563,670	10,751,627
Software	145,802	152,676
Leasehold improvements	15,201,480	12,236,150
Total gross fixed assets	28,498,996	23,740,787
Less: Accumulated depreciation and amortization	(11,424,383)	(9,805,362)
Property and equipment, net	$17,074,613	$13,935,425

Depreciation and amortization expense for Property and Equipment for the three months ended June 30, 2019 and 2018 and was $578,342 and $751,134, respectively.  Depreciation and amortization expense for Property and Equipment for the nine months ended June 30, 2019 and 2018 and was $2,081,447 and $2,195,558, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at June 30, 2019 consisted of corporate bonds with maturities remaining of less than 36 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At June 30, 2019, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of June 30, 2019, and September 30, 2018.

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$48,567,215	$155,327	$(84,678)	$48,637,864
Commercial notes (due within three years)	$57,555,499	$990,610	$—	$58,546,109
Total	$106,122,714	$1,145,937	$(84,678)	$107,183,973

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$46,400,176	$—	$(429,050)	$45,971,126
Commercial notes (due within three years)	$—	$—	$—	$—
Total	$46,400,176	$—	$(429,050)	$45,971,126

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $643,090.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $6,725,437.  Amortization expense for the three months ended June 30, 2019 and 2018 was $425,107 and $425,107, respectively.  Amortization expense for the nine months ended June 30, 2019 and 2018 was $1,275,322 and $1,275,322, respectively.  Amortization expense is expected to be $425,107 for the remainder of fiscal 2019, $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, and $10,261,865 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2018	$18,764,010
Impairment	—
Amortization	(1,275,322)
Balance at June 30, 2019	$17,488,688

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2019, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2019, 95,207,637 shares of Common Stock were outstanding.  At June 30, 2019, 7,380,597 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

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

Lease payments will begin on the earlier of November 1, 2019 or when the Company first commences to conduct business in the premises and are estimated to total approximately $8.8 million over the term.  The Company expects to pay approximately $3.8 million for leasehold improvements, net of tenant improvement allowances.

The Company also leases approximately 58,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  In January 2019, the Company amended its existing lease to add an additional 13,000 square feet of laboratory and office space to the facility.  The amended lease will expire in September 2029.  As part of this lease, the Company was provided a tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and an additional tenant improvement allowance of $2.7 million which was accounted for as a note payable on the Company’s Consolidated Balance Sheet.  In October 2018, the Company paid off the remaining $2.3 million balance on the note payable.  Monthly rental payments are approximately $154,800 per month, increasing approximately 2.5% annually.

Facility rent expense for the three months ended June 30, 2019 and 2018 was $418,500 and $324,600, respectively.  Facility rent expense for the nine months ended June 30, 2019 and 2018 was $1,189,800 and $954,900, respectively.

As of June 30, 2019, future minimum lease payments due in fiscal years under operating leases are as follows:

2019	$932,495
2020	1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024 and thereafter	13,495,719
Total	$23,318,048

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

The Company and certain executive officers were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s drug research programs.  The consolidated class action, initially filed as Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505 (C.D. Cal, filed Nov. 15, 2016 ), Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954 (C.D. Cal., filed Dec. 2, 2016), and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310 (C.D. Cal., filed Jan. 13, 2017) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court and is stayed pending the related consolidated class action. Two additional putative stockholder derivative actions, captioned Lucas v. Anzalone, et al., No. 2:17-cv-03207 (C.D. Cal., filed April 28, 2017), and Singh v. Anzalone, et al., No. 2:17-cv-03160 (C.D. Cal., filed April 27, 2017), alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims, are pending in the United States District Court for the Central District of California.  The Lucas and Singh actions have been consolidated. On December 21, 2017, the federal district court dismissed the consolidated class action with prejudice.  On July 23, 2019, the Ninth Circuit issued a memorandum affirming the district court’s dismissal of all claims in the consolidated class action.  The Lucas and Singh actions are stayed pending resolution of the Ninth Circuit appeal.  The Company believes it has meritorious defenses and intends to vigorously defend itself in these matters.  The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  No such liability has been recorded related to these matters.  The Company cannot predict the ultimate outcome of this matter and cannot accurately estimate any potential liability the Company may incur or the impact of the results of this matter on the Company.

With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of June 30, 2019, these future commitments were estimated at approximately $53.8 million, of which approximately $11.5 million is expected to be incurred in fiscal 2019, and $42.3 million is expected to be incurred beyond fiscal 2019.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and nine months ended June 30, 2019 and 2018, the Company did not reach milestones requiring payment.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of June 30, 2019, 1,261,037 and 5,311,476 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2019, there were options granted and outstanding to purchase 1,261,037 and 2,926,726 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,049,333 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2019, there were 806,084 shares reserved for options and 2,000 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended June 30, 2019, 0 options and 0 restricted stock units were granted under the 2013 Incentive Plan, and 62,000 options and 0 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.  During the nine months ended June 30, 2019, 517,500 options and 1,401,888 restricted stock units were granted under the 2013 Incentive Plan, and 257,000 options and 2,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2018	5,524,399	$6.14
Granted	774,500	14.18
Cancelled	(60,891)	8.11
Exercised	(1,244,161)	5.18
Balance At June 30, 2019	4,993,847	$7.60	6.0 years	$94,374,779
Exercisable At June 30, 2019	3,669,243	$6.46	4.9 years	$73,523,229

Stock-based compensation expense related to stock options for the three months ended June 30, 2019 and 2018 was $1,016,206 and $744,396, respectively. Stock-based compensation expense related to stock options for the nine months ended June 30, 2019 and 2018 was $2,823,706 and $2,503,060, respectively.  For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended June 30, 2019 and 2018 was $1,316,220 and $640,687, respectively.  The grant date fair value of the options granted by the Company for the nine months ended June 30, 2019 and 2018 was $9,453,469 and $2,933,593, respectively.

The intrinsic value of the options exercised during the three months ended June 30, 2019 and 2018 was $9,349,226 and $1,486,390, respectively.  The intrinsic value of the options exercised during the nine months ended June 30, 2019 and 2018 was $17,471,520 and $1,837,064, respectively.

As of June 30, 2019, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $11,327,531 will be recognized in the Company’s results of operations over a weighted average period of 3.3 years.

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

The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2019	2018
Dividend yield	—	—
Risk-free interest rate	1.9 – 3.1%	2.1 – 2.8%
Volatility	115%	110%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$12.21	$3.97

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.   During the three months ended June 30, 2019, the Company issued 0 RSUs under the 2013 Incentive Plan and 0 RSUs as inducement awards to new employees outside of equity incentive plans.  During the nine months ended June 30, 2019, the Company issued 1,401,888 RSUs under the 2013 Incentive Plan and 2,000 RSUs as inducement awards to new employees outside of equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2018	2,968,500	$2.99
Granted	1,403,888	12.43
Vested	(2,197,305)	2.78
Forfeited	(123,750)	8.98
Unvested at June 30, 2019	2,051,333	$9.32

During the three months ended June 30, 2019 and 2018, the Company recorded $941,788 and $1,524,369 of expense related to RSUs, respectively. During the nine months ended June 30, 2019 and 2018, the Company recorded $4,453,169 and $3,315,059 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of June 30, 2019, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $8,610,072 will be recognized in the Company’s results of operations over a weighted average period of 3.1 years.

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

The following table summarizes fair value measurements at June 30, 2019 and September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$188,330,973	$—	$—	$188,330,973
Restricted cash	$1,000,774	$—	$—	$1,000,774
Short-term investments	$48,637,864	$—	$—	$48,637,864
Long-term investments	$58,546,109	$—	$—	$58,546,109
Contingent consideration	$—	$—	$—	$—

September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,133,213	$—	$—	$30,133,213
Restricted cash	$—	$—	$—	$—
Short-term investments	$45,971,126	$—	$—	$45,971,126
Long-term investments	$—	$—	$—	$—
Contingent consideration	$—	$—	$—	$—

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at June 30, 2019 and September 30, 2018.

NOTE 10. - INCOME TAXES

There was no provision for income taxes for the three and nine months ended June 30, 2019 and 2018, respectively.  During the three and nine months ended June 30, 2019, the Company generated net income of $20.3 million and $56.3 million, respectively.  However, this net income was more than offset by the Company’s existing net operating loss carryforwards.  As of June 30, 2019, the Company’s remaining deferred income taxes assets, consisting primarily of net operating loss carryforwards, remain fully offset by a valuation allowance.

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

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study.  In June 2019, the Company received the Fast Track Designation for ARO-AAT from the FDA.  In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  In June 2019 and July 2019, the Company received the Orphan Drug Designations for ARO-APOC3 and ARO-ANG3, respectively, from the FDA.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2.  Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA).

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

The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA) continues to progress.  The Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company was further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 agreement and is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as revenue during the year ended September 30, 2018.  In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

Net income was $20.3 million for the three months ended June 30, 2019 as compared to a net loss of $15.6 million for the three months ended June 30, 2018.  Net income was $56.3 million for the nine months ended June 30, 2019 as compared to a net loss of $43.7 million for the nine months ended June 30, 2018.  Net income per share – diluted was $0.21 for the three months ended June 30, 2019 as compared to net loss per share - diluted of $0.18 for the three months ended June 30, 2018.  Net income per share – diluted was $0.58 for the nine months ended June 30, 2019 as compared to net loss per share - diluted of $0.53 for the nine months ended June 30, 2018.  An increase in revenue from the license and collaboration agreements with Janssen was the driver of the increase in net income and net income per share, as discussed further below.

The Company strengthened its liquidity and financial position through the Janssen License Agreement, Janssen Collaboration Agreement and JJDC Stock Purchase Agreement, executed in October 2018.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock.  Additionally, in April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).   These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $189.3 million of cash, cash equivalents and restricted cash, $48.6 million in short-term investments, $57.6 million of long term investments and $336.8 million of total assets as of June 30, 2019, as compared to $30.1 million, $46.4 million, $0 million and $111.6 million as of September 30, 2018, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (CTA) or a New Drug Application (NDA) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in our Consolidated Statement of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Thus, the milestone or royalty payments are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Revenue	$42,696,636	$727,375
Operating Income (Loss)	18,595,749	(15,919,719)
Net Income (Loss)	20,335,708	(15,606,017)
Net Income (Loss) per Share (Diluted)	$0.21	$(0.18)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
Revenue	$125,502,807	$4,887,321
Operating Income (Loss)	51,552,585	(44,767,126)
Net Income (Loss)	56,269,944	(43,689,027)
Net Income (Loss) per Share (Diluted)	$0.58	$(0.53)

The increase in our Revenue during the three and nine months ended June 30, 2019 was driven by the revenue recognized from our agreements with Janssen and JJDC which were executed in October 2018.  This increase in Revenue was also the key driver of the increase in our Operating Income, Net Income and Net Income per Share.

Revenue

Total revenue was $42,696,636 for the three months ended June 30, 2019 and $727,375 for the three months ended June 30, 2018.  Total revenue was $125,502,807 for the nine months ended June 30, 2019 and $4,887,321 for the nine months ended June 30, 2018.  Revenue in the current period is primarily related to the recognition of a portion of the $227.4 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation within those agreements.  Revenue in the previous period was primarily related to the upfront payments received from Amgen in 2016 that we recognized as Revenue as performance was completed for the AMG 890 (ARO-LPA) and ARO-AMG1 Agreements.

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the agreements with Amgen, the Company was eligible to receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company was further eligible to receive single-digit royalties for sales of products under the ARO-AMG1 Agreement and is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended June 30, 2019 and 2018, the Company recognized $0 and $0.7 million of Revenue associated with its agreements with Amgen, respectively.  During the nine months ended June 30, 2019 and 2018, the Company recognized $0.3 million and $4.9 million of Revenue associated with its agreements with Amgen, respectively.  As of June 30, 2019 there was $0 contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

The Company determined the transaction price totaled approximately $227.4 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the first $25 million milestone payment earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $227.4 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three and nine months ended June 30, 2019, the Company recognized approximately $42.7 million and $125.2 million of Revenue associated with its agreements with Janssen and JJDC, respectively.  As of June 30, 2019 there were $2.0 million of contract assets recorded as accounts receivable, and $97.9 million of contract liabilities recorded as current deferred revenue and long-term deferred revenue on the Company’s Consolidated Balance Sheets.  The $2.0 million of accounts receivable is driven by reimbursable costs incurred for the Janssen R&D Services, and the $97.9 million of current and long-term deferred revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company and the $25 million milestone payment paid by Janssen, net of revenue recognized in the period.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2019 and 2018 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development efforts, and related program costs which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facility in Madison, Wisconsin, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison research facility.  The following table provides details of research and development expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2019	Category	June 30, 2018	Category	$	%
Salaries	$3,456	18%	$2,800	23%	$656	23%
Stock compensation	931	5%	593	5%	338	57%
In Vivo studies	766	4%	636	5%	130	20%
Drug manufacturing	4,907	25%	3,228	27%	1,679	52%
Toxicity/efficacy studies	1,858	10%	849	7%	1,009	119%
Clinical trials	4,310	22%	1,029	9%	3,281	319%
License, royalty & milestones	-	0%	3	0%	(3)	N/A
Facilities related	652	3%	554	5%	98	18%
Depreciation/amortization	998	5%	1,170	10%	(172)	-15%
Other R&D	1,414	7%	1,191	10%	223	19%
Total	$19,292	100%	$12,053	100%	$7,239	60%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2019	Category	June 30, 2018	Category	$	%
Salaries	$10,121	18%	$8,422	23%	$1,699	20%
Stock compensation	2,453	4%	1,785	5%	668	37%
In Vivo studies	1,661	3%	2,095	6%	(434)	-21%
Drug manufacturing	18,141	32%	9,221	25%	8,920	97%
Toxicity/efficacy studies	6,679	12%	4,104	11%	2,575	63%
Clinical trials	9,756	17%	2,925	8%	6,831	234%
License, royalty & milestones	-	0%	24	0%	(24)	N/A
Facilities related	2,018	4%	1,682	5%	336	20%
Depreciation/amortization	3,340	6%	3,449	9%	(109)	-3%
Other R&D	3,493	6%	3,268	9%	225	7%
Total	$57,662	100%	$36,975	100%	$20,687	56%

Salaries expense increased by $656,000 from $2,800,000 during the three months ended June 30, 2018 to $3,456,000 during the current period.  Salaries expense increased by $1,699,000 from $8,422,000 during the nine months ended June 30, 2018 to $10,121,000 during the current period.  The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $338,000 from $593,000 during the three months ended June 30, 2018 to $931,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $668,000 from $1,785,000 during the nine months ended June 30, 2018 to $2,453,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased by $130,000 from $636,000 during the three months ended June 30, 2018 to $766,000 during the current period.  In vivo studies expense decreased by $434,000 from $2,095,000 during the nine months ended June 30, 2018 to $1,661,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  Both period-over-period changes in in vivo studies expense are the result of the timing of discovery studies being completed between periods.

Drug manufacturing expense increased by $1,679,000 from $3,228,000 during the three months ended June 30, 2018 to $4,907,000 during the current period.  Drug manufacturing expense increased by $8,920,000 from $9,221,000 during the nine months ended June 30, 2018 to $18,141,000 during the current period.  The increase in the expense primarily relates to the timing of manufacturing campaigns for JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $1,009,000 from $849,000 during the three months ended June 30, 2018 to $1,858,000 during the current period.  Toxicity/efficacy studies expense increased by $2,575,000 from $4,104,000 during the nine months ended June 30, 2018 to $6,679,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in the expense primarily relates to toxicology studies for ARO-AAT, JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $3,281,000 from $1,029,000 during the three months ended June 30, 2018 to $4,310,000 during the current period.  Clinical trials expense increased by 6,831,000 from $2,925,000 during the nine months ended June 30, 2018 to $9,756,000 during the current period.  The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, and the start up of the ARO-ANG3 and ARO-APOC3 clinical trials.  We anticipate this expense to increase as our current clinical candidates progress through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense was minor in both periods. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense increased by $98,000 from $554,000 during the three months ended June 30, 2018 to $652,000 during the current period.  Facilities expense increased by $336,000 from $1,682,000 during the nine months ended June 30, 2018 to $2,018,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin.  The increase in the expense is primarily due to increased rental and common area maintenance expenses for our research and development facility.

Depreciation and amortization expense, a non-cash expense, decreased by $172,000 from $1,170,000 during the three months ended June 30, 2018 to $998,000 during the current period. Depreciation and amortization expense, a non-cash expense, decreased by $109,000 from $3,449,000 during the nine months ended June 30, 2018 to $3,340,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility.  In addition, the Company records depreciation on leasehold improvements at its Madison research facility, and the decrease in depreciation and amortization expense relates to the timing of amortization of these leasehold improvements in each period as the length of our lease has been extended.

Other research expense increased by $223,000 from $1,191,000 during the three months ended June 30, 2018 to $1,414,000 during the current period.  Other research expense increased by $225,000 from $3,268,000 during the nine months ended June 30, 2018 to $3,493,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.  The increase in other research expense is due to additional in-house laboratory supplies for our increased headcount.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2019	Category	June 30, 2018	Category	$	%
Salaries	$1,241	26%	$1,115	24%	$126	11%
Stock compensation	1,027	21%	1,676	37%	(649)	-39%
Professional/outside services	1,670	35%	1,143	25%	527	46%
Facilities related	241	5%	180	4%	61	34%
Depreciation/amortization	5	0%	6	0%	(1)	-17%
Other G&A	624	13%	474	10%	150	32%
Total	$4,809	100%	$4,594	100%	$214	5%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2019	Category	June 30, 2018	Category	$	%
Salaries	$4,909	30%	$3,621	29%	$1,288	36%
Stock compensation	4,824	30%	4,033	32%	791	20%
Professional/outside services	4,252	26%	3,324	26%	928	28%
Facilities related	803	5%	531	4%	272	51%
Depreciation/amortization	16	0%	22	0%	(6)	-27%
Other G&A	1,484	9%	1,149	9%	335	29%
Total	$16,288	100%	$12,680	100%	$3,608	28%

Salaries expense increased by $126,000 from $1,115,000 during the three months ended June 30, 2018 to $1,241,000 during the current period.  Salaries expense increased by $1,288,000 from $3,621,000 during the nine months ended June 30, 2018 to $4,909,000 during the current period.  The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense, a non-cash expense, decreased by $649,000 from $1,676,000 during the three months ended June 30, 2018 to $1,027,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $791,000 from $4,033,000 during the nine months ended June 30, 2018 to $4,824,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The changes in expense in each period are primarily due to the timing of the achievement of certain performance-based awards in each period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $527,000 from $1,143,000 during the three months ended June 30, 2018 to $1,670,000 during the current period. Professional/outside services expense increased by $928,000 from $3,324,000 during the nine months ended June 30, 2018 to $4,252,000 during the current period. The increase in the expense is primarily related to recruiting fees for increased headcount.

Facilities-related expense increased by $61,000 from $180,000 during the three months ended June 30, 2018 to $241,000 during the current period.  Facilities-related expense increased by $272,000 from $531,000 during the nine months ended June 30, 2018 to $803,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  However, the increase in the expense is primarily related to miscellaneous office expenses driven by our increased headcount.

Depreciation and amortization expense, a noncash expense, was minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.

Other G&A expense increased by $150,000 from $474,000 during the three months ended June 30, 2018 to $624,000 during the current period.  Other G&A expense increased by $335,000 from $1,149,000 during the nine months ended June 30, 2018 to $1,484,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to various travel and communication and technology expenses.

Other Income / Expense

Other income / expense was income of $1,739,959 and $313,702 during the three months ended June 30, 2019 and 2018, respectively.  Other income / expense was income of $4,717,359 and $1,077,919 during the nine months ended June 30, 2019 and 2018, respectively.    The largest component of other income / expense in the current periods was interest income earned on the Company’s investments.  This interest income has increased in the current periods as our investment holdings have grown.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At June 30, 2019, the Company had cash on hand of approximately $189.3 million as compared to $30.1 million at September 30, 2018.  Excess cash invested in short-term fixed income securities was $48.6 million at June 30, 2019, compared to $46.4 million at September 30, 2018.  Excess cash invested in long-term fixed income securities was $57.6 million at June 30, 2019, compared to $0 million at September 30, 2018.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2019 and 2018 is as follows:

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Cash Flow from Continuing Operations:
Operating Activities	$159,225,017	$(44,543,099)
Investing Activities	(64,575,067)	(10,681,979)
Financing Activities	64,548,584	58,381,897
Net Increase (Decrease) in Cash	159,198,534	3,156,819
Cash and Restricted Cash at Beginning of Period	30,133,213	24,838,567
Cash and Restricted Cash at End of Period	$189,331,747	$27,995,386

During the nine months ended June 30, 2019, the Company generated $159.2 million in cash from operating activities, which was primarily related to the $175.0 million upfront payment and the $25.0 million milestone payment received from Janssen, and the premium JJDC paid on the Company’s common stock during the period.  These inflows were partially offset by approximately $55 million of cash used for the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $64.6 million, which was primarily related to purchases of fixed-income investments of $90.3 million partially offset by maturities of fixed-income investments of $30.0 million.  Cash provided by financing activities of $64.5 million was driven by the equity investment the Company received from JJDC during the period.

During the nine months ended June 30, 2018, the Company used $44.5 million in cash from operating activities for the on-going expenses of its research and development programs and general and administrative expenses.  Cash used in investing activities was $10.7 million, which was primarily related to purchases of fixed-income investments of $47.2 million partially offset by maturities of fixed-income investments of $37.2 million.  Cash provided by financing activities of $58.4 million was driven by the $56.6 million of cash generated from the fully underwritten public offering in January 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information under this Item has been previously reported on our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	Lease Agreement between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC, dated April 17, 2019*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2019

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer