Form 10-K
period 2019-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2019-11-25
CIK 879407

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-38042

ARROWHEAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State of incorporation)	(I.R.S. Employer Identification No.)

177 E. Colorado Blvd, Suite 700

Pasadena, California 91105

(626) 304-3400

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ARWR	The Nasdaq Global Select Market

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

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $1.7 billion based upon the closing stock price of issuer’s Common Stock on March 31, 2019. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2019, 95,708,027 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

ITEM 1.BUSINESS

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

Pipeline Overview

Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of our RNAi technologies enables us to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics. Arrowhead is leading the field in bringing the promise of RNAi to address diseases outside of the liver, and our pipeline now includes disease targets in the liver, lung, and solid tumors.

ARO-AAT

ARO-AAT is the company’s second generation subcutaneously administered RNAi therapeutic being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency (AATD), which is a rare genetic disorder that severely damages the liver and lungs of affected individuals. ARO-AAT is designed to reduce production of the mutant Z-AAT protein by silencing the AAT gene in order to prevent accumulation of Z-AAT in the liver, allow clearance of the accumulated Z-AAT protein, prevent repeated cycles of cellular damage, and possibly prevent or even reverse the progression of liver fibrosis.

Arrowhead is currently investigating ARO-AAT in two clinical studies:

1.

SEQUOIA (AROAAT2001), which is a potentially pivotal multi-center, multi-dose, placebo-controlled, adaptive Phase 2/3 study to evaluate the safety, efficacy and tolerability of ARO-AAT, administered subcutaneously to patients with alpha-1 antitrypsin deficiency.

2.

AROAAT2002, which is a pilot open-label, multi-dose, Phase 2 study to assess changes in a novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease.

Initial results from AROAAT1001, a randomized, double-blind, placebo controlled single-ascending dose and multiple-ascending dose Phase 1 study to evaluate the safety, tolerability, pharmacokinetics, and effect of subcutaneous doses of ARO-AAT on serum alpha-1 antitrypsin levels in healthy adult volunteers, were presented in November 2018 at The Liver Meeting®. In the AROAAT1001 study, 45 normal healthy volunteers received a single dose of ARO-AAT (n=16), three monthly doses of ARO-AAT (n=12), or placebo (n=17). Key data presented include the following:

•	ARO-AAT at single and multiple doses produced robust and consistent reductions in serum AAT levels
•	Single-doses of 200 mg and 300 mg resulted in greater than 91% serum AAT reduction with 3 of 4 subjects having concentrations below the level of quantitation (BLQ)
•	In 200 mg and 300 mg single-dose cohorts, an average serum AAT reduction of greater than 90% was sustained for 6 weeks
•	In the multiple-dose cohorts of 200 and 300 mg, for subjects receiving all 3 doses, an average of greater than 90% reduction in serum AAT was sustained for longer than 14 weeks
•	The maximum NADIR reduction is 94%

•Monthly serum AAT follow up is ongoing with 9 of 10 subjects at BLQ in the multiple-dose cohorts, including 100% of subjects from the 300 mg cohort

•Duration of response indicates that quarterly or less frequent dosing appears feasible

•ARO-AAT has been well-tolerated at all doses tested (up to 300 mg) given three times every 28 days

•	The most common adverse events were upper respiratory tract infection (39%) and headache (32%)

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

Clinical Trials

Study Name: Study of ARO-AAT in Normal Adult Volunteers

A Phase 1 Single and Multiple Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Effect of ARO-AAT on Serum Alpha-1 Antitrypsin Levels in Normal Adult Volunteers

ClinicalTrials.gov Identifier: NCT03362242

Study Name: Assessment of Changes in a Novel Histological Activity Scale in Response to ARO-AAT

A Pilot Open Label, Multi-dose, Phase 2 Study to Assess Changes in a Novel Histological Activity Scale in Response to ARO-AAT in Patients With Alpha-1 Antitrypsin Deficiency Associated Liver Disease (AATD)

ClinicalTrials.gov Identifier: NCT03946449

Study Name: Safety, Tolerability and Effect on Liver Histologic Parameters of ARO-AAT (SEQUOIA)

A Placebo-Controlled, Multi-dose, Phase 2/3 Study to Determine the Safety, Tolerability and Effect on Liver Histologic Parameters in Response to ARO-AAT in Patients With Alpha-1 Antitrypsin Deficiency (AATD)

ClinicalTrials.gov Identifier: NCT03945292

ARO-APOC3

ARO-APOC3 is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including VLDL and chylomicrons and a key regulator of triglyceride metabolism. We believe that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. Arrowhead is currently investigating ARO-APOC3 in a Phase 1 clinical trial.

Initial topline results from the Phase1 study (AROAPOC31001) were presented at The 2019 Global Summit on Cardiology and Heart Diseases. The data demonstrated that ARO-APOC3 reduced plasma apoC-III and reduced triglycerides without drug-related serious or severe adverse events. A single dose of 100 mg of ARO-APOC3 in healthy volunteers achieved mean maximal reductions of plasma triglycerides of 63% and apoC-III protein of 94%. In November 2019, we presented additional data at the American Heart Association meeting.  The data demonstrated in 40 subjects (24 active, 16 placebo) dose dependent reduction in serum APOC3, including a mean maximum reduction from baseline in serum APOC3 levels which ranged from 72% (10 mg dose) to 94% (100 mg dose).  A reduction in serum APOC3 levels was maintained through the end of the study with week 16 mean reductions of 70% (25 mg dose) to 91% (100 mg dose).  Mean maximum reduction from baseline in serum triglycerides ranged from 53% (77 mg/dL) (10 mg dose) to 64% (92 mg/dL) (100 mg dose).  Mean maximum reduction from baseline in serum VLDL-C ranged from 53% (16 mg/dL) (10 mg dose)  to 68% (19 mg/dL) (50 mg dose). Reduction in serum triglycerides and VLDL-C was maintained through the end of study, with week 16 mean reductions of 41%-55% for triglycerides and 42-53% for VLDL-C .  Mean maximum reduction from baseline in serum LDL-C ranged from 12% (19 mg/dL) (25 mg dose) to 25% (35 mg/dL) (10 mg dose).  A dose dependent increase in serum HDL-C was seen with a mean maximum increase from baseline in serum HDL-C ranging from 30% (13 mg/dL) 10 mg dose to 69% (32 mg/dL) 100 mg dose. Serum HDL-C increases were maintained through the end of study, with week 16 mean increases of 28% (12 mg/dL) (10 mg dose) to 52% (22 mg/dL) (100 mg dose). No serious or severe adverse events were reported.  There was one adverse event of moderate transit ALT elevation (peak of 210 U/L on Day 22) in a subject receiving ARO-APOC3 who had elevated ALT at baseline (65 U/L).  The ALT in that subject returned to baseline by Day 85 (61 U/L). There were eight local injection site reactions reported, more commonly at higher doses, all of which were rated mild.

Hypertriglyceridemia

Elevated triglyceride levels are an independent risk factor for cardiovascular disease. Severely elevated triglycerides (often over 2,000 mg/dL) in patients with familial chylomicronemia syndrome (FCS), a rare genetic disorder, can result in potentially fatal acute pancreatitis.

Clinical Trials

Study Name: Study of ARO-APOC3 in Healthy Volunteers, Hypertriglyceridemic Patients and Patients With Familial Chylomicronemia Syndrome (FCS)

A Phase 1 Single and Multiple Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-APOC3 in Adult Healthy Volunteers as Well as in Severely Hypertriglyceridemic Patients and Patients With Familial Chylomicronemia Syndrome

ClinicalTrials.gov Identifier: NCT03783377

ARO-ANG3

ARO-ANG3 is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. Arrowhead is currently investigating ARO-ANG3 in a Phase 1 clinical trial.

Initial topline results from the Phase1 study (AROANG1001) were presented at the 2019 Global Summit on Cardiology and Heart Diseases. The data demonstrated that ARO-ANG3 reduced plasma ANGPTL3 and reduced triglycerides without drug-related serious or severe adverse events. A single dose of 200 mg of ARO-ANG3 in healthy volunteers demonstrated mean maximal reductions of plasma triglycerides of 66% and ANGPTL3 protein of 79%. In November 2019, we presented additional data at the American Heart Association meeting.  The data demonstrated dose dependent reduction in serum ANGPTL3.  The mean reduction from baseline in ANGPTL3 ranged from 55% (50 ng/mL) (35 mg) to 83% (63 ng/mL) 300 mg, and reduction in ANGPTL3 were maintained through the end of the study, with week 16 mean reductions of 43% (42 ng/mL) (35 mg) to 75% (57 ng/mL) (300 mg).  Dose dependent reduction in triglycerides and VLDL-C were also observed. Mean maximum triglyceride reduction from baseline ranged from 31% (38 mg/dL) (35 mg) to 66% (167 mg/dL) (200 mg. Mean maximum VLDL-C reduction from baseline ranged from 30% (8 mg/dL) (35 mg) to 65% (33 mg/dL) (200 mg).  The reduction in triglyceride and VLDL-C maintained through end of study in 200 mg and 300 mg cohorts, with week 16 mean reductions of 47% to 53% for triglycerides, and 49% to 51% for VLDL-C.  Mean maximum HDL-C were reduction ranged from 8% (4 mg/dL) (35 mg) to 26% (12 mg/dL) (300 mg) and there were HDL-C mean reductions at week 16 of up to 16% ((7mg/dL) (200 mg).  The mean maximum LDL-C reduction ranged from 9% (16 mg/dL) (200 mg) to 30% (48 mg/dL) (300 mg)  and LDL-C mean reductions at week 16 were up to 28% (46 mg/dL) (100 mg) after a single dose.  The mean maximum reduction in LDL-C with a single dose of 200 mg was blunted by two subjects in the cohort with increasing LDL-C post-dose.  Multiple dose healthy volunteer data at a 200 mg dose demonstrated similar reductions to 100 mg and 300 mg doses of 33%-46% reduction in LDL-C from baseline two weeks after a second dose.  There were no drug related severe or serious adverse events.  Two adverse events of mild transient elevations in ALT occurred, one on active drug and one on placebo. ALT elevation in one subject on ARO-ANG3 was confounded by concomitant ingestion of an herbal supplement with known liver toxicity.  In that subject, the peak ALT was 192 U/L at day 99, and within normal limits by study day 113.  One patient had a mild local injection site reaction.

Dyslipidemia and Hypertriglyceridemia

Dyslipidemia and hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.

Study Name: Study of ARO-ANG3 in Healthy Volunteers and in Dyslipidemic Patients

A Phase 1 Single and Multiple Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-ANG3 in Adult Healthy Volunteers and in Dyslipidemic Patients

ClinicalTrials.gov Identifier: NCT03747224

ARO-HSD

ARO-HSD is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against nonalcoholic steatohepatitis (NASH) cirrhosis and alcoholic hepatitis and cirrhosis. Improvements in NASH and fibrosis were seen with HSD17B13 knockdown in the CDAA diet mouse model, a commonly used NASH model. Arrowhead expects to file a clinical trial application (CTA) before calendar year end 2019.

ARO-ENaC

ARO-ENaC is designed to reduce production of the epithelial sodium channel alpha subunit (αENaC) in the airways of the lung. In cystic fibrosis patients, increased ENaC activity contributes to airway dehydration and reduced mucociliary transport. Arrowhead expects to file a CTA in the first half of calendar year 2020.

Cystic Fibrosis

Cystic fibrosis (CF) is a rare disease caused by a genetic mutation that leads to mucus buildup in the lungs and pancreas. In CF lung disease, patients can have difficulty breathing and experience frequent and persistent lung infections.

ARO-HIF2

ARO-HIF2 is being developed for the treatment of clear cell renal cell carcinoma (ccRCC). ARO-HIF2 is designed to inhibit the production of HIF-2α, which has been linked to tumor progression and metastasis in ccRCC. Arrowhead believes it is an attractive target for intervention because over 90% of ccRCC tumors express a mutant form of the Von Hippel-Landau protein that is unable to degrade HIF-2α, leading to its accumulation during tumor hypoxia and promoting tumor growth. Arrowhead expects to file a CTA before calendar year end 2019.

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

Partnered Programs

Janssen Pharmaceuticals, Inc.

Arrowhead entered into a license agreement in October 2018 with Janssen Pharmaceuticals, Inc. (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize ARO-HBV. In addition, Arrowhead entered into a research collaboration and option agreement with Janssen to potentially collaborate for up to three additional RNAi therapeutics against new targets to be selected by Janssen.

Under the terms of the license agreement, Arrowhead received $175 million as an upfront payment. Separately, Johnson & Johnson Innovation – JJDC, Inc. (JJDC) made a $75 million equity investment in Arrowhead at a price of $23.00 per share of Arrowhead common stock.

Arrowhead is eligible to receive up to approximately $1.6 billion in milestone payments for the license agreement. Arrowhead is also eligible to receive approximately $1.9 billion in option and milestone payments for the collaboration and option agreement related to up to three additional targets. Arrowhead is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales. During the year ended September 30, 2019, Arrowhead received two $25 million developmental milestone payments from Janssen.

JNJ-3989 (formerly ARO-HBV)

JNJ-3989, formerly ARO-HBV, is being developed in collaboration with Janssen to be a potentially curative therapy for patients with chronic hepatitis B infection, when used in combination with other therapeutic modalities. JNJ-3989 is a sub-cutaneous, RNAi therapy candidate which is designed to silence all HBV gene products and intervenes upstream of the reverse transcription process where current standard-of-care nucleotide and nucleoside analogues act. The company believes this, especially the elimination of hepatitis B surface antigen (HBsAg), may allow the body’s natural immune defenses to clear the virus and potentially lead to a functional cure. JNJ-3989 (ARO-HBV) is being investigated in multiple Phase 2 clinical trials being conducted by Janssen.

Clinical Trials

Study Name: Study of ARO-HBV in Normal Adult Volunteers and Patients With Hepatitis B Virus (HBV)

A Phase 1/2a Single Dose-Escalating Study to Evaluate the Safety, Tolerability and Pharmacokinetic Effects of ARO-HBV in Normal Adult Volunteers and Multiple Escalating Doses Evaluating Safety, Tolerability and Pharmacodynamic Effects in HBV Patients

ClinicalTrials.gov Identifier: NCT03365947

Study Name: A Study of JNJ-73763989 in Healthy Japanese Adult Participants

A Double-blind, Placebo-controlled, Randomized, Parallel, Single Dose Study to Investigate Pharmacokinetics, Safety, and Tolerability of JNJ-73763989 in Healthy Japanese Adult Participants

ClinicalTrials.gov Identifier: NCT04002752

Study Name: A Study of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection (REEF-1)

A Phase 2b, Multicenter, Double-blind, Active-controlled, Randomized Study to Investigate the Efficacy and Safety of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT03982186

Study Name: A Study of JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

A Randomized, Double Blind, Placebo-controlled Phase 2b Study to Evaluate Efficacy, Pharmacokinetics, and Safety of 48-week Study Intervention With JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04129554

ARO-JNJ1

ARO-JNJ1 is being developed against an undisclosed liver-expressed target as part of Arrowhead’s Research Collaboration and Option Agreement with Janssen.

Amgen Inc.

Amgen Inc. (“Amgen”) acquired a worldwide, exclusive license in September 2016 to develop and commercialize ARO-LPA (now referred to as AMG 890). Under the terms of the agreements taken together for AMG 890 (ARO-LPA) and ARO-AMG1, the Company received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and the Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments under the AMG-890 (ARO-LPA) agreement.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG-890 (ARO-LPA) agreement.

AMG 890 (formerly ARO-LPA)

AMG 890 (ARO-LPA) is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen started a Phase 1 clinical study of AMG 890 (ARO-LPA) designed to assess its safety in volunteers and patients with elevated levels of lipoprotein(a) in August 2018.  The initiation of this Phase 1 clinical study triggered a $10 million milestone payment from Amgen to Arrowhead in 2018. Amgen expects to initiate a Phase 2 clinical study in the first half of calendar year 2020.

ARO-AMG1

In August 2018, Arrowhead delivered to Amgen a candidate that met or exceeded the activity and safety requirements stipulated in the ARO-AMG1 collaboration agreement. The option period expired on August 7, 2019, and Amgen advised Arrowhead that it did not intend to exercise its option.

RNA Interference & the Benefits of RNAi Therapeutics

RNAi is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. RNAi-based therapeutics may leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.

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

Key Advantages of RNAi as a Therapeutic Modality

•	Silences the expression of disease associated genes;

•	Potential to address any target in the transcriptome including previously "undruggable" targets;

•	Rapid lead identification;

•	High specificity;

•	Opportunity to use multiple RNA sequences in one drug product for synergistic silencing of related targets; and

•	RNAi therapeutics are uniquely suited for personalized medicine through target and cell specific delivery and gene knockdown.

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

Intellectual Property and Key Agreements

The Company controls approximately 383 issued patents (including 239 directed to RNAi trigger molecules; 30 directed to targeting groups or targeting compounds; and 7 for hydrodynamic gene delivery), including European validations, and approximately 397 currently pending patent applications worldwide from 49 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Uruguay, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of Arrowhead’s TRiMTM platform, and are targeted to reduce expression of various gene targets, including the following:

Patent Group	Estimated Year(s) of Expiration*
RNAi Triggers Gene Target
HBV	2032, 2036, 2037
AAT	2035, 2038
LPA	2036
Factor 12	2036, 2038
HIF2α	2034, 2036
RRM2	2031
APOC3	2035, 2038
ANGPTL3	2038
α-ENaC	2028, 2038
β-ENaC	2031
β-Catenin	2033
Cx43	2029
HCV	2023
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028

*Assuming issuance of any pending patent applications.

Delivery Technologies

The delivery technology-related patents and patent applications, which include components used in Arrowhead’s TRiMTM platform, have been filed and/or issued in various jurisdictions worldwide including the United States, Argentina, Australia, Brazil, Canada, China, Eurasian Patent Organization, Europe (including validations in France, Germany, Italy, Spain, Switzerland, United Kingdom), GCC (Gulf Cooperation Council), Israel, India, Japan, Lebanon, Mexico, New Zealand, Philippines, Russia, South Korea, Singapore, Taiwan, Uruguay, and South Africa. The Company also controls a number of patents directed to hydrodynamic nucleic acid delivery, which issued in the United States, Australia and Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands and Sweden).  The approximate year of expiration for each of these various groups of patents are set forth below:

Patent Group	Estimated Year(s) of Expiration*
Targeting ligands and other RNAi delivery technologies
Targeting groups (Galactose derivative trimer-PK)	2031
Targeting groups (αvβ3 integrin)	2034, 2039, 2039
Targeting groups (αvβ6 integrin)	2037, 2038
Targeting groups (Galactose derivative ligands)	2037, 2037
RNAi agent design (5′-phosphate mimic)	2037
Physiologically labile linkers	2036
Biologically cleavable linkers	2036
Trialkyne linkers	2039
Transferrin targeting	2028
LDLR targeting	2028
Peptide targeting (CPP-Arg)	2028
Peptide targeting (YM3-10H)	2032

Hydrodynamic delivery
Second iteration	2020
Third iteration	2024

*Assuming issuance of any pending patent applications.

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

Cardiovascular Collaboration and License Agreements with Amgen

On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License, Amgen received a worldwide, exclusive license to Arrowhead’s novel, RNAi AMG-980 (ARO-LPA) program. The AMG-890 (ARO-LPA) RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  The Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments.  In August 2018, the Company received a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments under the AMG-890 (ARO-LPA) agreement.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) agreement.

In August 2018, Arrowhead delivered to Amgen a candidate that met or exceeded the activity and safety requirements stipulated in the ARO-AMG1 collaboration agreement. The option period expired on August 7, 2019, and Amgen advised Arrowhead that it did not intend to exercise its option.

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

Under the Janssen License Agreement, Janssen will receive a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV) (which will remain the responsibility of the Company), Janssen will be wholly responsible for clinical development and commercialization.

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

Under the terms of the agreements taken together, the Company has received (i) $175 million as an upfront payment, (ii) $75 million in the form of an equity investment by JJDC in the Company’s common stock at a price of $23.00 per share, and may receive (iii) up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and (iv) up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  During the year ended September 30, 2019, the Company received two $25 million developmental milestones from Janssen.

Research and Development Facility

Arrowhead’s research and development operations are primarily located in Madison, Wisconsin. Substantially all of the Company’s assets are located either in this facility or in our corporate headquarters in Pasadena. A summary of our research and development resources in Madison is provided below:

•	93 R&D personnel as of September 30, 2019;
•	State-of-the-art laboratories consisting of 74,000 total sq. ft.;
•	Complete small animal facility;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for cardio metabolic, viral, lung, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	In-house drug manufacturing capabilities to produce first-in-human GMP (phase appropriate) material;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR, clinical chemistry analytics.

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in discovering, developing and testing our clinical and preclinical candidates and platform technologies. R&D expenses also include costs related to clinical trials, including costs of contract research organizations to recruit patients and manage clinical trials. Other costs associated with clinical trials include manufacturing of clinical supplies, as well as good laboratory practice (“GLP”) toxicology studies necessary to support clinical trials, both of which are currently outsourced to cGMP-compliant manufacturers and GLP-compliant laboratories. Total research and development expense for fiscal 2019, 2018 and 2017 was $81.0 million, $53.0 million and $50.9 million, respectively.

At September 30, 2019, we employed 109 employees in an R&D function, primarily working from our facility in Madison, Wisconsin. These employees are engaged in various areas of research on Arrowhead candidate and platform development including synthesis and analytics, PK/biodistribution, formulation, CMC and analytics, tumor and extra-hepatic targeting, bioassays, live animal research, toxicology/histopathology, clinical and regulatory operations, and other areas. Salaries and payroll-related expenses and stock compensation for our R&D activities were $19.0 million, $15.1 million, and $14.6 million in fiscal 2019, 2018 and 2017, respectively.  Costs related to the manufacture of clinical supplies, GLP toxicology studies and clinical trial costs were $47.1 million, $23.6 million, and $22.2 million in fiscal 2019, 2018, and 2017, respectively.  Facility-related costs, primarily rental costs for our leased laboratory in Madison, Wisconsin were $2.6 million, $2.3 million, and $2.3 million in fiscal 2019, 2018, and 2017, respectively. Depreciation and amortization expenses primarily for our lab equipment and leasehold improvements in our leased laboratory in Madison, Wisconsin were $4.4 million, $4.7 million and $4.7 million in fiscal 2019, 2018 and 2017, respectively. Licensing, royalties and milestones expenses were $0, $0, and $0 million in fiscal 2019, 2018 and 2017, respectively.  These expenses are primarily related to milestone payments, which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment. Other research and development expenses were $7.9 million, $7.3 million, and $7.2 million in fiscal 2019, 2018 and 2017, respectively. These expenses primarily relate to laboratory supply costs and animal-related costs for in-vivo studies.

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

Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently $2.9 million for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently $325,000.  These fees are typically increased annually.

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

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. After approval, the FDA may seek to prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

The product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety and effectiveness of drug products.

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

Pursuant to the EU Clinical Trial Directive 2001/20/EC, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. CTAs must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

In 2014, a new Clinical Trial Regulation 536/2014, replacing the EU Clinical Trials Directive, was adopted. The new Regulation will become directly applicable in all European Union member states (without national implementation) once the relevant EU portal and database are fully functional. It is expected that this will occur in calendar year 2020. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonised electronic submission and assessment process for clinical trials conducted in multiple Member States. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. Information stored in the EU database will be made publicly available subject to transparency rules.

To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application (MAA) either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA.

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

Certain Financial Information

The financial information required in this Item 1 is included in Part II, Item 6 and Part IV, Item 15 of this Annual Report on Form 10-K.

Corporate Information

Arrowhead was originally incorporated in South Dakota in 1989 and was reincorporated in Delaware in 2000. In April 2016, Arrowhead changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc. The Company’s principal executive offices are located at 177 E. Colorado Blvd, Suite 700, Pasadena, California 91105, and its telephone number is (626) 304-3400. We also operate a research and development facility in Madison, Wisconsin. As of September 30, 2019, Arrowhead had 134 full-time employees.

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

Our research and development efforts involve therapeutics based on RNA interference and our delivery systems, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not proven.  For instance, the reduction of the production of mutant alpha-1 antitrypsin in the liver may not lead to a reduction of globules in the liver, and even if it leads to a reduction in such globules, this may not lead to other beneficial hepatic changes.  It is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver.  Similar uncertainties and risks exist that are specific to each of our development programs.  Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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

Topline data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data such as the data reported from the AROAAT1001, AROANG31001, and AROAPOC31001 clinical studies which are based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

It may take us longer than we project to complete clinical trials, and we may not be able to complete them at all.

Although for planning purposes, we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. Enrollment of clinical trials may be particularly difficult in orphan diseases or limited-sized patient populations.  FDA or other regulatory bodies may require additional, longer, or broader clinical trials to establish safety and effectiveness, notwithstanding guidance the Company may have received from those bodies during clinical trial planning and execution.  Further, the cost for conducting clinical trials is significant and if our cash resources become limited we may not be able to commence, continue, and/or complete our clinical trials.  We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

Fast Track designation for ARO-AAT may not lead to a faster development or review process.

We have been granted a Fast Track designation for ARO-AAT in the United States for the treatment of  liver disease associated with AATD.  Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Product candidates that receive Fast Track designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.

Despite receiving Fast Track designation, ARO-AAT may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, such a designation does not increase the likelihood that ARO-AAT will receive marketing approval in the United States. The FDA may also withdraw Fast Track if it determines that ARO-AAT no longer meets the relevant criteria.

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

In addition, if our product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our customers, licensees, and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims. The claims may require us to initiate or defend protracted and costly litigation on behalf of customers, licensees, and other parties regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, while the company undertakes efforts to protect its trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

In October 2018, we entered into a license agreement and research and collaboration agreement with Janssen Pharmaceuticals, Inc. and during fiscal year 2016, we entered into two collaboration and license agreements with Amgen Inc.  Our business strategy includes obtaining additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:

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

We cannot predict whether significant commercial market acceptance for our products, if approved, will ever develop, and we cannot reliably estimate the projected size of any such potential market. Our revenue growth and achievement of consistent profitability will depend substantially on our ability to introduce products that will be accepted by the medical community. If we are unable to cost-effectively achieve acceptance of our technology among the medical establishment and patients, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

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

We have limited manufacturing capabilities and experience. Our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities are limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards beyond those applicable to active pharmaceutical ingredients used in some early phase studies.  There are a limited number of manufacturers that supply synthetic oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

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

Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, ransomware and other cyber-attacks, human error, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations and loss of intellectual property. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. Further, cybersecurity breaches may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information.  To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential, proprietary or private information, we could incur liability or regulatory penalties, including under laws and regulations governing the protection of health and other personally identifiable information, we could lose valuable trade secret rights, the development of our product candidates could be delayed, and we could suffer reputational damage and damage to key business relationships.  The risk of a cyber-security breach or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced cyber-security attacks in the past, which to date have not had a material impact on our operations or development programs; however; there is no assurance that such impacts will not be material in the future.

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

When the market price of a stock is volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. We cannot predict with certainty the eventual outcome of such litigation, arbitration or third-party inquiry. We may not be successful in defending ourselves or asserting our rights in current or future lawsuits, investigations, or claims that have been or may be brought against us and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Risks Related to Our Financial Condition

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception and we expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve consistent profitability.

We will require substantial additional funds to complete our research and development activities.

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of our company and our partners, and potential licensing or partnering transactions, we may need to raise additional capital to:

●	Fund research and development infrastructure and activities relating to the development of our drug candidates, including pre-clinical and clinical trials and manufacturing to support these efforts;

●	Fund a commercialization infrastructure and activities related to the sale, marketing, customer support, and distribution of our drug products if and when they become approved;
●	Fund our general and administrative infrastructure and activities;

●	Pursue business development opportunities for our technologies;

●	Add to and protect our intellectual property; and

●	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

•	The scope, duration, and expenditures associated with our research and development;

•	Regulatory requirements for our clinical trials;

•	The extent to which our research and development and clinical efforts are successful;

•	The outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;

•	Competing technological developments;

•	Our intellectual property positions, if any, in our products; and

•	The regulatory approval process and regulatory standards for our drug candidates.

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

At September 30, 2019, we had $81.1 million in fixed income marketable securities. These investments are in corporate bonds, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2019, we had federal, and state NOL carryforwards of approximately $314.8 million and $211.5 million, respectively. The federal NOL carryforwards will begin to expire, if not utilized, beginning in 2039. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities. Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

     Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. The following serves as a summary of share issuance activity during the fiscal year ended September 30, 2019:

•	3,260,869 shares of Common Stock issued as part of the Stock Purchase Agreement with JJDC Inc. in October 2018 that generated $75 million of net proceeds to the Company; and

•	3,740,100 shares of Common Stock pursuant to the exercise of stock options and the vesting of restricted stock units.

     As of September 30, 2019, we had 95,506,271 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

Regulatory standards are promulgated by various government entities and are subject to change based on factors such as scientific developments, public perceptions of risk, and political forces.  Because clinical trials often take years to complete, it is sometimes possible for standards that exist during the conception and initiation of a clinical trial to change before the clinical trial is completed or reviewed by government regulators.  For example, we may initiate clinical trials that are designed to show benefits on relatively short-term endpoints, but ultimately be required to show benefits in longer-term outcome studies. While some government entities have safeguards intended to ensure standards agreed upon by sponsors and regulators at the outset of a clinical trial are applied during regulatory review processes, those safeguards generally permit regulators to apply more rigorous standards where regulators believe doing so is necessary.  As such, there can be no assurance that regulatory standards that are appropriate at the outset of a clinical trial program will not become more rigorous during the regulatory approval process and could potentially result in a delayed approval or denial of marketing authorization.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2019.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	24,000 sq. ft.	$65,700	Corp. Headqtrs.	April 2027	7.5 years
Madison, Wisconsin	74,000 sq. ft.	$135,800	Research Facility	September 2029	13 years

ITEM 3.	LEGAL PROCEEDINGS

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

	Fiscal Year Ended September 30,
	2019		2018
	High	Low	High	Low
1st Quarter	$20.31	$10.41	$4.54	$3.01
2nd Quarter	20.60	11.67	8.09	3.57
3rd Quarter	28.84	17.30	14.24	6.26
4th Quarter	36.80	25.68	22.39	12.25

Shares Outstanding

At November 20, 2019, 95,708,027 shares of the Company’s Common Stock were issued and outstanding, and were owned by 112 stockholders of record, based on information provided by the Company’s transfer agent.

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

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the years ended September 30, 2019, 2018 and 2017.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We selected the Nasdaq Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2014, in each of our Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this

Form 10-K and in previously filed annual reports on Form 10-K of Arrowhead Pharmaceuticals, Inc.

	Year Ended September
	2019	2018	2017	2016	2015
OPERATING SUMMARY
REVENUE	$168,795,577	$16,142,321	$31,407,709	$158,333	$382,000
OPERATING EXPENSES
Research and development	81,048,686	52,968,505	50,904,466	62,117,818	64,035,385
Acquired in-process research and development	-	-	-	-	10,142,786
General and administrative expenses	26,556,257	19,110,051	17,499,152	23,594,888	20,286,272
Impairment expense	-	-	-	2,050,817	-
Contingent consideration - fair value adjustments	-	-	-	(5,862,464)	1,891,533
TOTAL OPERATING EXPENSES (a)	107,604,943	72,078,556	68,403,618	81,901,059	96,355,976
OPERATING INCOME (LOSS)	61,190,634	(55,936,235)	(36,995,909)	(81,742,726)	(95,973,976)
NET INCOME (LOSS)	67,974,849	(54,450,478)	(34,380,295)	(81,723,002)	(91,940,882)
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share - Basic	$0.72	$(0.65)	$(0.47)	$(1.34)	$(1.60)
Net Income (Loss) Per Share - Diluted	$0.69	$(0.65)	$(0.47)	$(1.34)	$(1.60)

Weighted average shares outstanding – basic	93,858,857	83,638,469	73,898,598	61,050,880	57,358,442
Weighted average shares outstanding – diluted	98,607,815	83,638,469	73,898,598	61,050,880	57,358,442

CASH DIVIDEND PAID PER COMMON SHARE	$-	$-	$-	$-	$-
	September 30,
	2019	2018	2017	2016	2015
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	$221,804,128	$30,133,213	$24,838,567	$85,366,448	$81,214,354
SHORT- AND LONG-TERM INVESTMENTS (b)	81,075,887	46,400,176	40,769,539	-	17,539,902
TOTAL ASSETS (b)	349,845,437	111,609,951	104,022,280	128,176,505	132,267,914
CAPITAL LEASE OBLIGATIONS	-	-	-	-	758,340
OTHER LONG-TERM OBLIGATIONS	8,738,506	4,003,999	4,454,070	7,508,452	6,204,917

(a)

The increase in our Total Operating Expenses during the year ended September 30, 2019 is primarily due to the expansion of our pipeline of clinical candidates, as we began to incur clinical study costs for our ARO-ANG3 and ARO-APOC3 candidates during the year ended September 30, 2019.  We expect research and development expenses to continue to increase as our other pipeline candidates progress toward the clinic.

(b)

The Company’s Cash, Cash Equivalents, Short- and Long-Term Investments and Total Assets increased from September 30, 2018 to September 30, 2019 due primarily due to the upfront payment, equity investment and milestone payments totaling $300 million received from Janssen during the year ended September 30, 2019.  These cash inflows were partially offset by cash used in research and development expenditures and investing activities.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a license and collaboration agreement with Janssen Pharmaceuticals, Inc.  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. (“Janssen”) in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study.  In June 2019, the Company received the Fast Track Designation for ARO-AAT from the FDA.  In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  In June 2019 and July 2019, the Company received the Orphan Drug Designations for ARO-APOC3 and ARO-ANG3, respectively, from the FDA.  In September 2019, the Company presented clinical and preclinical data on ARO-APOC3 and ARO-ANG3 at the Global Summit on Cardiology and Heart Diseases.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2, its hepatic preclinical pipeline candidate, ARO-HSD, and its partnered pipeline candidate, ARO-JNJ1.  Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA) and Janssen is currently progressing its phase 2b clinical study of JNJ-3989 (ARO-HBV).

The Company also made significant progress on the business development front.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).  In August 2019, the Company earned an additional $25 million milestone payment from Janssen following the initiation of dosing in its phase 2b study of JNJ-3989 (ARO-HBV).  The revenue recognition for these milestone payments and the Janssen License Agreement and the Janssen Collaboration Agreement are discussed further below.

The Company’s license agreement with Amgen for AMG 890 (ARO-LPA) continues to progress.  The Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments under the AMG-890 (ARO-LPA) agreement.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as Revenue in its entirety during the year ended September 30, 2018.  In July 2019, Amgen informed the Company that it would not be exercising its option to an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories.  Drug materials for such studies and clinical trials are either contracted to third-party manufactures or manufactured internally.  The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “program costs”.  If the clinical candidates progress through human testing, program costs will increase.

Net income was $68.0 million during the year ended September 30, 2019 as compared to net losses of $54.5 million and $34.4 million during the years ended September 30, 2018 and 2017, respectively.  Diluted income per share was $0.69 during the year ended September 30, 2019 as compared to diluted losses per share of $0.65 and $0.47 during the years ended September 30, 2018 and 2017, respectively. An increase in revenue in 2019 from the license and collaboration agreements with Janssen is the driver of the increases in net income and diluted income per share, as discussed further below.

The Company strengthened its liquidity and financial position during the year ended September 30, 2019 with $300 million in upfront, milestone and equity investment payments received from Janssen.  These cash proceeds secure the funding needed to continue to advance our preclinical candidates. The Company had $221.8 million of cash and cash equivalents, $36.9 million in short-term investments, $44.2 million in long-term investments and $349.8 million of total assets as of September 30, 2019, as compared to $30.1 million, $46.4 million, $0 and $111.6 million as of September 30, 2018, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (CTA) or a New Drug Application (NDA) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in our Consolidated Statement of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Milestones or royalties achieved after the Company’s performance obligations have been completed  are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

Year ended September 30,

	2019	2018	2017
Revenue	$168,795,577	$16,142,321	$31,407,709
Operating Income (Loss)	61,190,634	(55,936,235)	(36,995,909)
Net Income (Loss)	67,974,849	(54,450,478)	(34,380,295)
Net Income (Loss) per Share - Diluted	$0.69	$(0.65)	$(0.47)

The increase in our Revenue during the year ended September 30, 2019 was driven by recognition of Revenue associated with our license and collaboration agreements with Janssen discussed further below.  This increase in Revenue was also the key driver of the increase in our Operating Income, Net Income and Net Income per Share.  Research and Development expenses increased during fiscal 2019 due to the progress and expansion of our clinical candidate pipeline as both ARO-ANG3 and ARO-APOC3 entered the clinic, and ARO-AAT progressed to a phase 2 clinical study.

Results of Operations Comparison for 2019 and 2018

Revenues

Total revenue was $168,795,577 for the year ended September 30, 2019 and $16,142,321 for the year ended September 30, 2018.  Revenue in the current period is primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation within those agreements.  Revenue in the prior period was primarily related to a $10 million milestone payment received from Amgen in August 2018, which was earned following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in option payments, and development, regulatory and sales milestone payments. The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments. The Company is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the years ended September 30, 2019, 2018 and 2017, the Company recognized $0.3 million, $16.1 million and $31.3 million of Revenue associated with its agreements with Amgen, respectively.  As of September 30, 2019, there were $0 contract assets recorded as Accounts Receivable, and $0 contract liabilities recorded as Deferred Revenue on the Company’s Consolidated Balance Sheets.

Regarding the ARO-AMG1 Agreement, in August 2018, the Company delivered to Amgen a candidate that met or exceeded the activity and safety requirements stipulated in the ARO-AMG1 Agreement. The option period expired on August 7, 2019, and Amgen advised the Company that it did not intend to exercise its option.  As such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018. The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for when it is exercised.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the ARO-HBV license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the year ended September 30, 2019, the Company recognized approximately $167.5 million of Revenue associated with this performance obligation.  As of September 30, 2019 there were $0 contract assets recorded as Accounts Receivable, $77.8 million of contract liabilities recorded as current Deferred Revenue, and $5.0 million of contract liabilities recorded as long-term Deferred Revenue on the Company’s Consolidated Balance Sheets.  The $77.8 million of current Deferred Revenue and $5.0 million of long-term Deferred Revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company as well as the two $25 million milestones paid by Janssen, net of revenue recognized in the period.

During the year ended September 30, 2019, Janssen selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the year ended September 30, 2019, the Company recognized $1.0 million of Revenue associated with its efforts on the ARO-JNJ1 candidate. As of September 30, 2019 there were $0.7 million of contract assets recorded as Accounts Receivable, and $0 of contract liabilities.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2019 and 2018 are shown in the tables below.

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

(in thousands)

	Twelve Months Ended September 30,	% of Expense	Twelve Months Ended September 30,	% of Expense	Increase (Decrease)
	2019	Category	2018	Category	$	%
Salaries	$15,502	19%	$12,721	24%	$2,781	22%
Stock compensation	3,515	4%	2,396	5%	1,119	47%
In Vivo studies	2,526	3%	2,705	5%	(179)	-7%
Drug manufacturing	22,069	27%	14,336	27%	7,733	54%
Toxicity/efficacy studies	11,251	14%	6,294	12%	4,957	79%
Clinical trials	13,742	17%	2,935	6%	10,807	368%
License, royalty & milestones	-	0%	32	0%	(32)	N/A
Facilities related	2,649	3%	2,280	4%	369	16%
Depreciation/amortization	4,420	6%	4,672	9%	(252)	-5%
Other R&D	5,375	7%	4,598	9%	777	17%
Total	$81,049	100%	$52,969	100%	$28,080	53%

Salaries expense increased by $2,781,000 from $12,721,000 during the year ended September 30, 2018 to $15,502,000 during the current period.  The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company expands its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $1,119,000 from $2,396,000 during the year ended September 30, 2018 to $3,515,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense decreased by $179,000 from $2,705,000 during the year ended September 30, 2018 to $2,526,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The decrease in in vivo studies expense is the result of the timing of discovery studies being completed between periods.

Drug manufacturing expense increased by $7,733,000 from $14,336,000 during the year ended September 30, 2018 to $22,069,000 during the current period.  The increase in the expense primarily relates to the timing of manufacturing campaigns for JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $4,957,000 from $6,294,000 during the year ended September 30, 2018 to $11,251,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in the expense primarily relates to toxicology studies for ARO-AAT, JNJ-3989 (ARO-HBV), ARO-ANG3 and ARO-APOC3 as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $10,807,000 from $2,935,000 during the year ended September 30, 2018 to $13,742,000 during the current period.  The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, and the start up of the ARO-ANG3 and ARO-APOC3 clinical trials.  We anticipate this expense to increase as our current clinical candidates progress through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense was relatively minor in both periods. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No significant milestones were achieved in either period.

Facilities expense increased by $369,000 from $2,280,000 during the year ended September 30, 2018 to $2,649,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin. The increase in the expense is primarily due to increased rental and common area maintenance expenses for our research and development facility.

Depreciation and amortization expense, decreased by $252,000 from $4,672,000 during the year ended September 30, 2018 to $4,420,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility. In addition, the Company records depreciation on leasehold improvements at its Madison research facility, and the decrease in depreciation and amortization expense relates to the timing of amortization of these leasehold improvements in each period as the length of our lease has been extended.

Other research expense increased by $777,000 from $4,598,000 during the year ended September 30, 2018 to $5,375,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.  The increase in other research expense is due to additional in-house laboratory supplies for our increased headcount.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Twelve Months Ended September 30, 2019	% of Expense Category	Twelve Months Ended September 30, 2018	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$8,288	31%	$6,382	33%	$1,906	30%
Stock compensation	8,878	33%	6,059	32%	2,819	47%
Professional/outside services	5,605	21%	4,331	23%	1,274	29%
Facilities related	1,434	5%	727	4%	707	97%
Depreciation/amortization	19	0%	27	0%	(8)	-30%
Other G&A	2,332	9%	1,584	8%	748	47%
Total	$26,556	100%	$19,110	100%	$7,446	39%

Salaries expense increased by $1,906,000 from $6,382,000 during the year ended September 30, 2018 to $8,288,000 during the current period.  The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense increased by $2,819,000 from $6,059,000 during the year ended September 30, 2018 to $8,878,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the timing of the achievement of certain performance-based awards in each period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $1,274,000 from $4,331,000 during the year ended September 30, 2018 to $5,605,000 during the current period. The increase in the expense is primarily related to recruiting fees for increased headcount.

Facilities-related expense increased $707,000 from $727,000 during the year ended September 30, 2018 to $1,434,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in the expense is primarily due to furniture and office supply purchases as the Company moved to a new corporate headquarters in September and October 2019.

Depreciation and amortization expense, a noncash expense, was relatively minor in each of the periods.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.  This expense will increase as we anticipate spending approximately $3.5 million, net of tenant improvement allowances, on leasehold improvements for our new corporate headquarters in Pasadena, California.

Other G&A expense increased by $748,000 from $1,584,000 during the year ended September 30, 2018 to $2,332,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to various travel and communication and technology expenses as our headcount has increased.

Other Income / Expense

Other income / expense was income of $1,488,157 during the year ended September 30, 2018 as compared to income of $6,957,768 during the current period.   The largest component of other income / expense in both period was interest income of $7.0 million and $1.0 million for the years ended September 30, 2019 and 2018, respectively.  This interest income was earned on the Company’s portfolio of short-term and long-term investments, money market accounts and cash and cash equivalents which increased significantly due to the cash received from Janssen during the year ended September 30, 2019.

Provision for Income Taxes

The Provision for Income Taxes increased by $171,153 from $2,400 during the year ended September 30, 2018 to $173,553 during the current period.   The increase in the expense is due to alternative minimum state taxes due in the current year based on our net income earned.

Results of Operations Comparison for 2018 and 2017

For a discussion of our results of operations comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed on December 11, 2018.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At September 30, 2019, the Company had cash and cash equivalents on hand of approximately $221.8 million as compared to $30.1 million at September 30, 2018.  Excess cash invested in short-term and long-term fixed income securities was $81.1 million at September 30, 2019, compared to $46.4 million at September 30, 2018.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2019, 2018, and 2017 is as follows:

	Year ended September 30,
	2019	2018	2017
Cash Flow from:
Operating Activities	$173,034,923	$(47,223,417)	$(23,938,972)
Investing Activities	(47,746,007)	(7,434,963)	(48,644,218)
Financing Activities	66,381,999	59,953,026	12,055,309
Net increase (decrease) in cash and cash equivalents	191,670,915	5,294,646	(60,527,881)
Cash and cash equivalents at beginning of period	30,133,213	24,838,567	85,366,448
Cash and cash equivalents at end of period	$221,804,128	$30,133,213	$24,838,567

During the year ended September 30, 2019, the Company generated $173.0 million in cash from operating activities, which was primarily related to the $175.0 million upfront payment and the two $25.0 million milestone payments received from Janssen, and the premium JJDC paid on the Company’s common stock during the period.  These inflows were partially offset by approximately $66.5 million of cash used for the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $47.7 million, which was primarily related to purchases of fixed-income investments of $90.3 million partially offset by maturities of fixed-income investments of $54.5 million.  Cash provided by financing activities of $66.4 million was driven by the equity investment the Company received from JJDC during the period.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2019 for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	-	-	-	-	-
Capital Leases	-	-	-	-	-
Operating Leases	22,385,552	1,521,451	4,777,825	5,252,070	10,834,206
Purchase Obligations	60,200,000	50,900,000	9,300,000	-	-
Other Long-Term Liabilities	8,738,506	415,608	5,866,358	831,216	1,625,324
Total	$91,324,058	$52,837,059	$19,944,183	$6,083,286	$12,459,530

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2019 and 2018, we had cash and cash equivalents of $221.8 million and $30.1 million, respectively, and short-term and long-term investments of $81.1 million and $46.4 million, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 2 years, and we have historically classified these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2020.

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

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2020.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 2.1	December 20, 2011

2.2	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation of Arrowhead Research Corporation, a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc.	Current Report on form 8-K as Exhibit 3.4	April 6, 2016

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3 (File No. 333-214315) as Exhibit 4.2	October 28, 2016

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities*

10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.5**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.11	December 14, 2006

10.6**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.7**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as Exhibit 10.8	December 22, 2009

10.8	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.33	December 20, 2011

10.9	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.36	December 20, 2011

10.10	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.11	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9, 2016

10.12	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.18	December 14, 2016

10.13	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as Exhibit 10.19	December 14, 2016

10.14	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-214311)	November 25, 2016

10.15	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.16	Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 7, 2019

10.17	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.18	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

10.19	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018*†

10.20	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019*†

10.21	Amendment No. 1 to Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated November 14, 2019*†

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.22	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.

***	Furnished herewith

†Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified    confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November 2019.

Dated: November 25, 2019

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	November 25, 2019
Christopher Anzalone	Director (Principal Executive Officer)

Signature	Title	Date
/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	November 25, 2019
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	November 25, 2019
Douglass Given

/s/ Mauro Ferrari	Director	November 25, 2019
Mauro Ferrari

/s/ Michael S. Perry	Director	November 25, 2019
Michael S. Perry

/s/ William Waddill	Director	November 25, 2019
William Waddill

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Arrowhead Pharmaceuticals, Inc., September 30, 2019 and 2018	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2019, 2018 and 2017	F-6
Consolidated Statement of Stockholders’ Equity of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2019, 2018, and 2017	F-7
Consolidated Statements of Cash Flows of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2019, 2018 and 2017	F-8
Notes to Consolidated Financial Statements of Arrowhead Pharmaceuticals, Inc.	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 25, 2019, expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Contract cost estimates

Description of the Matter

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Accounting Standards Codification 606 (“ASC 606”): Revenue from Contracts with Customers as of October 1, 2018. As discussed in Note 1 and Note 2 to the Consolidated Financial Statements, the Company earns its revenue through license and collaboration agreements. For performance obligations related to services that are required to be recognized over time, the Company generally measures its progress to completion using an input measure of total labor costs incurred divided by total labor costs expected to be incurred.

Auditing revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with the Company’s assessment of measure of progress. Changes in these estimates would have a significant effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risk of material misstatement of license and collaboration agreement revenue including those associated with cost to complete estimates. We tested controls over management’s process to collect, review, and approve the data used in assessing revenue recognized over time.

To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with customers, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress by testing the underlying cost data and conducting interviews of project personnel.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

November 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company’s) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of September 30, 2019 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019 and related notes, and our report dated November 25, 2019 expressed an unqualified opinion thereon.

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

Rose, Snyder & Jacobs LLP

Encino, CA

November 25, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$221,804,128	$30,133,213
Accounts receivable	661,361	327,375
Prepaid expenses	3,317,999	1,267,717
Other current assets	2,563,435	640,117
Short-term investments	36,899,894	46,400,176
TOTAL CURRENT ASSETS	265,246,817	78,768,598
Property and equipment, net	23,214,899	13,935,425
Intangible assets, net	17,063,580	18,764,010
Long-term investments	44,175,993	-
Other assets	144,148	141,918
TOTAL ASSETS	$349,845,437	$111,609,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,649,921	$2,806,098
Accrued expenses	6,504,729	5,043,087
Accrued payroll and benefits	4,955,887	3,937,605
Deferred rent	173,952	307,334
Deferred revenue	77,769,629	600
Note payable	-	223,820
Other current liabilities	16,561	46,407
TOTAL CURRENT LIABILITIES	97,070,679	12,364,951
LONG-TERM LIABILITIES
Deferred rent, net of current portion	3,703,364	1,702,801
Deferred revenue, net of current portion	5,035,142	-
Note payable, net of current portion	-	2,101,198
Other non-current liabilities	-	200,000
TOTAL LONG-TERM LIABILITIES	8,738,506	4,003,999
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 95,506,271 and 88,505,302 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	187,876	180,875
Additional paid-in capital	664,086,155	582,902,694
Accumulated other comprehensive income (loss)	(391,624)	(21,564)
Accumulated deficit	(419,290,967)	(487,265,816)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	244,591,440	95,796,189
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	244,036,252	95,241,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,845,437	$111,609,951

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended September 30
	2019	2018	2017
REVENUE	$168,795,577	$16,142,321	$31,407,709
OPERATING EXPENSES
Research and development	81,048,686	52,968,505	50,904,466
General and administrative expenses	26,556,257	19,110,051	17,499,152
TOTAL OPERATING EXPENSES	107,604,943	72,078,556	68,403,618
OPERATING INCOME (LOSS)	61,190,634	(55,936,235)	(36,995,909)
OTHER INCOME (EXPENSE)
Interest income (expense), net	6,957,768	1,048,523	415,128
Change in value of derivatives	-	432,141	890,362
Other income (expense)	-	7,493	1,312,524
TOTAL OTHER INCOME (EXPENSE)	6,957,768	1,488,157	2,618,014
INCOME (LOSS) BEFORE INCOME TAXES	68,148,402	(54,448,078)	(34,377,895)
Provision for income taxes	(173,553)	(2,400)	(2,400)
NET INCOME (LOSS)	67,974,849	(54,450,478)	(34,380,295)
NET INCOME (LOSS) PER SHARE - BASIC	$0.72	$(0.65)	$(0.47)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.69	$(0.65)	$(0.47)
Weighted average shares outstanding - basic	93,858,857	83,638,469	73,898,598
Weighted average shares outstanding - diluted	98,607,815	83,638,469	73,898,598
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign Currency Translation Adjustments	(370,060)	(54,796)	25,783
COMPREHENSIVE INCOME (LOSS)	$67,604,789	$(54,505,274)	$(34,354,512)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Amount ($)	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2016	15,652	$16	69,746,685	$162,116	$493,844,909	$7,449	$(398,435,043)	$(555,188)	$95,024,259
Stock-based compensation	-	-	-	-	7,891,595	-	-	-	7,891,595
Exercise of stock options	-	-	135,730	136	271,795	-	-	-	271,931
Common stock- Restricted Stock Units vesting	-	-	481,212	481	(403,742)	-	-	-	(403,261)
Common stock issued to Amgen at $7.16 per share	-	-	1,745,810	1,746	12,418,254	-	-	-	12,420,000
Preferred stock converted to common stock	(15,652)	(16)	2,670,989	2,671	(2,655)	-	-	-	-
Exchange rights exercised	-	-	5,000	5	17,145	-	-	-	17,150
Foreign currency translation adjustments	-	-	-	-	-	25,783	-	-	25,783
Net loss for the year ended September 30, 2017	-	-	-	-	-	-	(34,380,295)	-	(34,380,295)
Balance at September 30, 2017	-	$-	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	-	-	8,454,607	-	-	-	8,454,607
Exercise of stock options	-	-	604,611	605	2,656,105	-	-	-	2,656,710
Exercise of warrants	-	-	288,473	288	1,237,141	-	-	-	1,237,429
Common stock- Restricted Stock Units vesting	-	-	1,326,792	1,327	(55,995)	-	-	-	(54,668)
Common stock issued at $5.25 per share	-	-	11,500,000	11,500	56,573,535	-	-	-	56,585,035
Foreign currency translation adjustments	-	-	-	-	-	(54,796)	-	-	(54,796)
Net loss for the year ended September 30, 2018	-	-	-	-	-	-	(54,450,478)	-	(54,450,478)
Balance at September 30, 2018	-	$-	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	-	-	12,393,323	-	-	-	12,393,323
Exercise of stock options	-	-	1,542,795	1,543	8,273,867	-	-	-	8,275,410
Common stock- Restricted Stock Units vesting	-	-	2,197,305	2,197	(2,197)	-	-	-	-
Common stock issued at $23.00 per share	-	-	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	-	-	(370,060)	-	-	(370,060)
Net income for the year ended September 30, 2019	-	-	-	-	-	-	67,974,849	-	67,974,849
Balance at September 30, 2019	-	$-	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,974,849	$(54,450,478)	$(34,380,295)
Change in value of derivatives	-	(432,141)	(890,362)
Stock-based compensation	12,393,323	8,454,607	7,891,595
Depreciation and amortization	4,439,144	4,699,275	4,690,440
Amortization/(accretion) of note premiums	1,069,070	383,075	(43,519)
Changes in operating assets and liabilities:
Accounts receivable	(333,986)	(259,578)	7,203
Prepaid expenses and other current assets	(3,710,515)	319,166	2,814,509
Deferred revenue	82,804,171	(5,269,140)	157,981
Accounts payable	4,843,825	(1,270,416)	(3,509,995)
Accrued expenses	2,450,079	1,016,506	(401,777)
Other	1,104,963	(414,293)	(274,752)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	173,034,923	(47,223,417)	(23,938,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,001,225)	(1,421,252)	(7,918,198)
Purchases of marketable securities	(90,266,001)	(52,083,131)	(44,974,736)
Proceeds from sale of marketable securities	54,521,219	46,069,420	4,248,716
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(47,746,007)	(7,434,963)	(48,644,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,415,150)	(208,506)	(197,790)
Payments of taxes for net share settled restricted stock unit issuances	-	(54,667)	(438,838)
Proceeds from the exercises of warrants and stock options	8,275,410	3,631,164	272,818
Proceeds from the issuance of common stock	60,521,739	56,585,035	12,419,119
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66,381,999	59,953,026	12,055,309
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	191,670,915	5,294,646	(60,527,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,133,213	24,838,567	85,366,448
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$221,804,128	$30,133,213	$24,838,567
Supplementary disclosures:
Interest Paid	$(27,437)	$(173,381)	$(187,647)
Income Tax Credits Refunded	$-	$-	$3,635,016
Income Tax Paid	$(302,400)	$(2,400)	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a license and collaboration agreement with Janssen Pharmaceuticals, Inc.  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen Pharmaceuticals, Inc. (“Janssen”) in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During fiscal 2019, the Company has continued to develop its pipeline and partnered candidates.  In April 2019, the Company presented clinical data for JNJ-3989 (ARO-HBV) and ARO-AAT at the International Liver Congress, and in April 2019, the Company received FDA clearance to commence a Phase 2/3 study of ARO-AAT that has the potential to serve as a pivotal registrational study.  In June 2019, the Company received the Fast Track Designation for ARO-AAT from the FDA.  In December 2018 and January 2019, Clinical Trial Applications (CTAs) were filed for ARO-ANG3 and ARO-APOC3, respectively, and dosing has commenced for both trials.  In June 2019 and July 2019, the Company received the Orphan Drug Designations for ARO-APOC3 and ARO-ANG3, respectively, from the FDA.  In September 2019, the Company presented clinical and preclinical data on ARO-APOC3 and ARO-ANG3 at the Global Summit on Cardiology and Heart Diseases.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC and ARO-HIF2, its hepatic preclinical pipeline candidate, ARO-HSD, and its partnered pipeline candidate, ARO-JNJ1.  Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA) and Janssen is currently progressing its phase 2b clinical study of JNJ-3989 (ARO-HBV).

The Company also made significant progress on the business development front.  In October 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  In April 2019, the Company earned a $25 million milestone payment from Janssen following the initiation of dosing in a new triple combination cohort (cohort 12) in the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV).  In August 2019, the Company earned an additional $25 million milestone payment from Janssen following the initiation of dosing in its phase 2b study of JNJ-3989 (ARO-HBV). The revenue recognition for these milestone payments and the Janssen License Agreement and the Janssen Collaboration Agreement are discussed further in Note 2 below.

The Company’s license agreement with Amgen for AMG 890 (ARO-LPA) continues to progress.  The Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in option payments and development, regulatory and sales milestone payments. The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  On August 1, 2018, the Company announced that it had earned a $10 million milestone payment from Amgen following the administration of the first dose of AMG 890 (ARO-LPA) in a phase 1 clinical study.  This milestone payment was recognized as Revenue in its entirety during the year ended September 30, 2018.  In July 2019, Amgen informed the Company that it would not be exercising its option to an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

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

At September 30, 2019, the Company had $221.8 million in cash and cash equivalents, $36.9 million in short-term investments, and $44.2 million in long-term investments to fund operations.  During the year ended September 30, 2019, the Company’s cash and investments balance increased by $226.3 million, which was primarily the result of the $75 million equity investment from JJDC and the $175 million upfront payment and $50 million of milestone payments from Janssen, respectively, as discussed further in Note 2 below.  These cash inflows were partially offset by cash outflows related to operating activities and investing activities.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Included within Cash and cash equivalents on the Consolidated Balance Sheets is $1.0 million and $0 restricted cash at September 30, 2019 and September 30, 2018, respectively.  Amounts included in restricted cash are primarily held as collateral associated with a letter of credit for the Company’s new lease for its corporate headquarters in Pasadena, California.

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2019, 2018 and 2017, respectively, all of the Company’s investments were classified as held-to-maturity.

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

Intangible Assets Subject to Amortization—Intangible assets subject to amortization include certain patents and license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable and are also reviewed annually to determine whether any impairment is necessary.

Contingent Consideration - The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2019 and September 30, 2018.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (CTA) or a New Drug Application (NDA) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in our Consolidated Statement of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Milestones or royalties achieved after the Company’s performance obligations have been completed  are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in saccordance with FASB ASC 730-10.  Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, overhead directly related to the Company’s research and development operations, and costs to acquire technology licenses.

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees.  During the years ended September 30, 2019, 2018 and 2017, the calculation of the effect of dilutive stock options and restricted stock units was 4,748,958 shares, 0 shares and 0 shares, respectively.  During the year ended September 30, 2019, the calculation of the effect of dilutive stock options and restricted stock units excluded 1,007,500 stock options and 11,500 restricted stock units due to their anti-dilutive effect.  During the years ended September 30, 2018 and 2017, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and became effective for the Company in the first quarter of fiscal 2019. In April 2016, the FASB issued an amendment to ASU No. 2014-09 with update ASU 2016-10 which provided more specific guidance around the identification of performance obligations and licensing arrangements.  On October 1, 2018, the Company adopted this standard using the modified retrospective method. The Company’s implementation approach included reviewing the status of each of its ongoing license agreements and collaboration agreements and designing appropriate internal controls to enable the preparation of financial information.  The Company completed its assessment of the impact of the new revenue recognition guidance and determined that there will be no material impact.  The Company’s existing performance obligations under its ongoing license and collaboration agreements as of October 1, 2018 and prior were substantially completed prior to September 30, 2018.  For these agreements that were ongoing as of October 1, 2018, any future option, milestone or royalty payments received will be accounted for under the sales-based royalty exception provided for under this new revenue recognition guidance.  Additionally, there will be no impact to cash from or used in operating, financing or investing activities on the Company’s Consolidated Statement of Cash Flows as a result of the adoption of the new standard.

In March 2016, the FASB issued ASU No. 2016-02, Leases.  Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 becomes effective for the Company in the first quarter of fiscal 2020. The Company is assessing the impact of the adoption of this update and it expects the adoption to have a material effect on its Consolidated Balance Sheets, including classification and disclosure of its leased facilities.

In May 2017, the FASB issued ASU No. 2017-09, which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. ASU 2017-09 became effective for the Company in the first quarter of fiscal 2019.  The adoption of this update has not had a material impact on the Company's results of operations and Consolidated Financial Statements.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the Common Stock Purchase Agreement, the Company has sold 3,002,793 shares of Common Stock to Amgen at a price of $7.16 per share. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  Upon signing the collaboration agreements with Amgen, the Company was eligible to receive up to $617 million in Option payments, and development, regulatory and sales milestone payments. The Company remains eligible to receive up to $420 million in development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  During the year ended September 30, 2018, the Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the years ended September 30, 2019, 2018 and 2017, the Company recognized $0.3 million, $16.1 million and $31.3 million of Revenue associated with its agreements with Amgen, respectively.  As of September 30, 2019, there were $0 contract assets recorded as Accounts Receivable, and $0 contract liabilities recorded as Deferred Revenue on the Company’s Consolidated Balance Sheets associated with these agreements.

Regarding the ARO-AMG1 Agreement, in August 2018, the Company delivered to Amgen a candidate that met or exceeded the activity and safety requirements stipulated in the ARO-AMG1 Agreement. The option period expired on August 7, 2019, and Amgen advised the Company that it did not intend to exercise its option.  As such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s ARO-HBV program, the Company’s third-

generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of ARO-HBV, Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization.  Under the JJDC Stock Purchase Agreement, in October 2018 the Company sold 3,260,869 shares of common stock to JJDC at a price of $23.00 per share.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the license agreement and up to low teens under the collaboration and option agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018. The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for when it is exercised.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the ARO-HBV license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the year ended September 30, 2019, the Company recognized approximately $167.5 million of Revenue associated with this performance obligation.  As of September 30, 2019 there were $0 contract assets recorded as Accounts Receivable, $77.8 million of contract liabilities recorded as current Deferred Revenue, and $5.0 million of contract liabilities recorded as and long-term Deferred Revenue on the Company’s Consolidated Balance Sheets.  The $77.8 million of current Deferred Revenue and $5.0 million of long-term Deferred Revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company as well as the two $25 million milestones paid by Janssen, net of revenue recognized in the period.

During the year ended September 30, 2019, Janssen selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the year ended September 30, 2019, the Company recognized $1.0 million of Revenue associated with its efforts on the ARO-JNJ1 candidate. As of September 30, 2019 there were $0.7 million of contract assets recorded as Accounts Receivable, and $0 of contract liabilities.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2019	September 30, 2018
Computers, office equipment and furniture	$637,577	$600,334
Research equipment	12,932,304	10,751,627
Software	147,254	152,676
Leasehold improvements	21,579,415	12,236,150
Total gross fixed assets	35,296,550	23,740,787
Less: Accumulated depreciation and amortization	(12,081,651)	(9,805,362)
Property and equipment, net	$23,214,899	$13,935,425

Depreciation and amortization expense for Property and Equipment the for the years ended September 30, 2019, 2018 and 2017 was $2,738,715, $2,998,846, and $2,990,010, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at September 30, 2019 consisted of corporate bonds with maturities remaining of less than 36 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At September 30, 2019, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of September 30, 2019, and September 30, 2018.

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,899,894	$222,584	$—	$37,122,478
Commercial notes (due within three years)	$44,175,993	$875,258	$—	$45,051,251
Total	$81,075,887	$1,097,842	$—	$82,173,729

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$46,400,176	$—	$(429,050)	$45,971,126
Commercial notes (due within three years)	$—	$—	$—	$—
Total	$46,400,176	$—	$(429,050)	$45,971,126

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $680,191.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $7,113,443.  Amortization expense for the years ended September 30, 2019, 2018 and 2017 was $1,700,430, $1,700,429 and $1,700,429, respectively.  Amortization expense is expected to be $1,700,429 in 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, $1,700,429 in 2024, and $8,561,435 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2018	$18,764,010
Impairment	-
Amortization	(1,700,430)
Balance at September 30, 2019	$17,063,580

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2019, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2019, 95,506,271 shares of Common Stock were outstanding.  At September 30, 2019, 7,177,796 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

 In October 2018 the Company sold 3,260,869 shares of Common Stock to JJDC  at a price of $23.00 per share as part of the JJDC Stock Purchase Agreement discussed further in Note 2 above.  The Company received proceeds of $75.0 million.  The portion of these proceeds that were deemed to be a premium were recorded as deferred revenue as discussed further in Note 2 above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

In April 2019, the Company entered a new lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California, and this lease will replace the Company’s current corporate headquarters office lease.  The increased capacity of this new office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market.   Lease payments began on September 30, 2019 and are estimated to total approximately $8.8 million over the term.  The Company expects to pay approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  Monthly rental payments are approximately $65,700 per month for the first year and will increase approximately 3% annually.

The Company also leases approximately 61,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  In January 2019, the Company amended its existing lease to add an additional 13,000 square feet of laboratory and office space to the facility.  The amended lease will expire in September 2029.  As part of this lease, the Company was provided a primary tenant improvement allowance of $2.1 million which is accounted for as Deferred Rent and a secondary tenant improvement allowance of $2.7 million which was accounted for as a Note Payable on the Company’s Consolidated Balance Sheet.  In October 2018, the Company paid off the remaining $2.3 million balance on the note payable.  Monthly rental payments are approximately $135,800 per month and will increase approximately 2.5% annually.

Facility rent expense for the years ended September 30, 2019, 2018 and 2017 was $1,654,800, $1,288,000 and $1,441,000, respectively.

As of September 30, 2019, future minimum lease payments due in fiscal years under operating leases are as follows:

2020	$1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total	$22,385,552

Litigation –

The Company and certain of its officers and directors were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s hepatitis B drug research.  The consolidated class action, initially filed as Wang v. Arrowhead Research Corp., et al., No. 2:14-cv-07890 (C.D. Cal., filed Oct. 10, 2014), and Eskinazi v. Arrowhead Research Corp., et al., No. 2:14-cv-07911 (C.D. Cal., filed Oct. 13, 2014), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount.  Additionally, three putative stockholder derivative actions captioned Weisman v. Anzalone et al., No. 2:14-cv-08982 (C.D. Cal., filed Nov. 20, 2014), Bernstein (Backus) v. Anzalone, et al., No. 2:14-cv-09247 (C.D. Cal., filed Dec. 2, 2014); and Johnson v. Anzalone, et al., No. 2:15-cv-00446 (C.D. Cal., filed Jan. 22, 2015), were filed in the United States District Court for the Central District of California, alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims.  An additional consolidated derivative action asserting similar claims was filed in Los Angeles County Superior Court, initially filed as Bacchus v. Anzalone, et al., (L.A. Super., filed Mar. 5, 2015); and Jackson v. Anzalone, et al. (L.A. Super., filed Mar. 16, 2015).  Each of these suits seeks damages in unspecified amounts and some seek various forms of injunctive relief.  On October 7, 2016, the federal district court dismissed the consolidated class action with prejudice.  Following the dismissal of the consolidated class action, the parties for the Weisman and Johnson actions jointly stipulated to dismiss the actions, with the parties bearing their own fees and costs.  The parties to the Bernstein and consolidated derivative action agreed to stay the matters pending the resolution of the Ninth Circuit appeal of the dismissal of the consolidated class action.  On February 15, 2018, the Ninth Circuit issued a memorandum affirming the district court’s dismissal of all claims.  Plaintiffs in the consolidated derivative action voluntarily dismissed their case.  The parties to the Bernstein action filed a stipulation to continue the stay of the action pending resolution of the Ninth Circuit appeal in Meller v. Arrowhead Pharmaceuticals, Inc., Case No. 2:16-cv-08505 (C.D. Cal.).  The Bernstein matter was dismissed on September 4, 2019.  All actions relating to the Company’s hepatitis B drug research have been dismissed.

The Company and certain executive officers were named as defendants in a putative consolidated class action in the United States District Court for the Central District of California regarding certain public statements in connection with the Company’s drug research programs.  The consolidated class action, initially filed as Meller v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-08505 (C.D. Cal, filed Nov. 15, 2016 ), Siegel v. Arrowhead Pharmaceuticals, Inc., et al., No. 2:16-cv-8954 (C.D. Cal., filed Dec. 2, 2016), and Unz v. Arrowhead Pharmaceuticals, Inc., et al., No.2:17-cv-00310 (C.D. Cal., filed Jan. 13, 2017) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 regarding certain public statements in connection with the Company’s drug research programs and seek damages in an unspecified amount.  Additionally, a putative stockholder derivative action captioned Johnson v. Anzalone, et al., (Los Angeles County Superior Court, filed January 19, 2017) asserting substantially similar claims is pending in Los Angeles County Superior Court and is stayed pending the related consolidated class action. Two additional putative stockholder derivative actions, captioned Lucas v. Anzalone, et al., No. 2:17-cv-03207 (C.D. Cal., filed April 28, 2017), and Singh v. Anzalone, et al., No. 2:17-cv-03160 (C.D. Cal., filed April 27, 2017), alleging breach of fiduciary duty by the Company’s Board of Directors in connection with the alleged facts underlying the securities claims, are pending in the United States District Court for the Central District of California.  The Lucas and Singh actions have been consolidated. On December 21, 2017, the federal district court dismissed the consolidated class action with prejudice.  On July 23, 2019, the Ninth Circuit issued a memorandum affirming the district court’s dismissal of all claims in the consolidated class action.  The Lucas and Singh actions have been voluntarily dismissed.  The Johnson action was dismissed on November 13, 2019.  All actions relating to public statements in connection with the Company’s drug research programs have been dismissed.

With regard to legal fees, such as attorney fees related to these matters or any other legal matters, the Company recognizes such costs as incurred.

Purchase Commitments

In the normal course of business, we enter into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of September 30, 2019, these future commitments were estimated at approximately $60.2 million, of which approximately $50.9 million is expected to be incurred in fiscal 2020, and $9.3 is expected to be incurred beyond fiscal 2020.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the years ended September 30, 2019, 2018 and 2017, the Company did not trigger any of these milestone payments. In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2019, 1,099,337 and 5,226,948 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of time-based vesting stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2019, there were options granted and outstanding to purchase 1,099,337 and 2,831,322 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,054,333 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2019, there were 843,011 shares reserved for options and 8,500 restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the year ended September 30, 2019, no options or restricted stock units were granted under the 2004 Equity Incentive Plan, 517,500 options and 1,406,888 restricted stock units were granted under the 2013 Incentive Plan, and 362,000 options and 8,500 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2018	5,524,399	$6.14
Granted	879,500	16.05
Cancelled	(87,434)	8.96
Exercised	(1,542,795)	5.36
Balance At September 30, 2019	4,773,670	$8.16	6.0 years	$95,727,301
Exercisable At September 30, 2019	3,515,379	$6.58	4.9 years	$75,931,836

Stock-based compensation expense related to stock options for the years ended September 30, 2019, 2018 and 2017 was $3,955,216, $3,265,348 and $4,524,833, respectively. The Company does not recognize an income tax benefit as the Company has historically operated at a loss and an actual income tax benefit may not be realized. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2019, 2018 and 2017 was $12,137,250, $4,141,318 and $849,816, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2019, 2018 and 2017 was $24,561,189, $5,805,317 and $35,512, respectively.

As of September 30, 2019, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $12,639,567 will be recognized in the Company’s results of operations over a weighted average period of 3.2 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2019	2018	2017
Dividend yield	—	—	—
Risk-free interest rate	1.50 – 3.11%	2.05 – 2.99%	1.34 – 2.31%
Volatility	115%	110%	79%
Expected life (in years)	6.25	6.25	5.85
Weighted average grant date fair value per share of options granted	$13.80	$5.04	$1.33

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducement grants granted outside of the Plan.   During the year ended September 30, 2019, the Company issued 1,406,888 RSUs under the 2013 Incentive Plan and 8,500 RSUs as an inducement award to a new employee outside of the equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2018	2,968,500	$2.99
Granted	1,415,388	12.57
Vested	(2,197,305)	2.78
Forfeited	(123,750)	8.98
Unvested at September 30, 2019	2,062,833	$9.43

During the years ended September 30, 2019, 2018 and 2017, the Company recorded $8,438,107, $5,189,259 and $3,366,762 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). The Company does not recognize an income tax benefit as the Company has historically operated at a loss and an actual income tax benefit may not be realized. For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of September 30, 2019, the pre-tax compensation expense for all unvested RSUs in the amount of $9,937,559 will be recognized in the Company’s results of operations over a weighted average period of 2.6 years.

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

The following table summarizes fair value measurements at September 30, 2019 and September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$221,804,128	$—	$—	$221,804,128
Short-term investments	37,122,478	—	—	37,122,478
Long-term investments	45,051,251	—	—	45,051,251
Contingent Consideration	$—	$—	$—	$—

September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,133,213	$—	$—	$30,133,213
Short-term investments	45,971,126	—	—	45,971,126
Long-term investments	—	—	—	—
Contingent Consideration	$—	$—	$—	$—

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2019 and September 30, 2018.

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

Components of the net deferred tax asset (liability) at September 30, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Accrued compensation	$1,310,466	$1,085,908
Stock compensation	3,609,756	4,188,368
Capitalized research and development	926,026	1,227,137
Fixed Assets	438,882	404,836
Net operating losses	105,372,571	114,142,741
Intangible Assets	3,590,090	3,854,752
California Alternative Minimum Tax	173,553	—
Deferred Rent	821,317	566,535
Capital Loss	709,779	709,779
Total deferred tax assets	116,952,440	126,180,056
Valuation allowance	(108,232,402)	(116,875,075)
Deferred tax liabilities:
State taxes	(8,720,038)	(9,304,981)
Total deferred tax liability	(8,720,038)	(9,304,981)
Net deferred tax assets (liabilities)	$—	$—

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

As of September 30, 2019, the Company had available gross federal net operating loss (NOL) carry forwards of approximately $314.8 million and gross state NOL carry forwards of $211.5 million.   The NOLs expire at various dates through 2039.

The provisions for income taxes for the years ended September 30, 2019 and 2018 are as follows:

	2019	2018
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$173,553	$2,400
Deferred	—	—
Total State	$173,553	$2,400
Provision from income taxes	$173,553	$2,400

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2019 and 2018:

	2019	2018
At U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal effect	7.3	7.9
Stock compensation	(15.0)	2.6
Mark-to-market adjustments	0.0	0.2
Valuation allowance	(13.0)	36.2
Federal tax rate change in 2018	—	(67.9)
Effective income tax rate	0.3%	0.0%

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 35 percent down to 21 percent starting on January 1, 2018. As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities at 21 percent during the year ended September 30, 2018. This revaluation resulted in a provision of $37.0 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance during the year ended September 30, 2018.  As a result, there was no impact to our Consolidated Statements of Comprehensive Income (Loss) as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on our Consolidated Financial Statements.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2019 and 2018.

The Company files income tax returns with the Internal Revenue Service (“IRS”), the state of California, the Australia Tax Office (“ATO”) and certain other taxing jurisdictions. The Company is subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled.  During the year ended September 30, 2016, the IRS commenced an audit for the tax year ended September 30, 2015. The IRS audit concluded without any material adjustments.

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

For the years ended September 30, 2019, 2018, and 2017, we recorded expenses under this plan of $545,698, $451,623 and $426,470, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2019 and 2018:

	First	Second	Third	Fourth
Year ended September 30, 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$34,657,896	$48,148,275	$42,696,636	$43,292,770
Operating Income (Loss)	$10,946,144	$22,010,692	$18,595,749	$9,638,049
Net Income (Loss)	$12,037,253	$23,896,982	$20,335,708	$11,704,906
Net Income (Loss) per share - BASIC	$0.13	$0.25	$0.21	$0.12
Net Income (Loss) per share - DILUTED	$0.13	$0.24	$0.21	$0.12

	First	Second	Third	Fourth
Year ended September 30, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$3,509,821	$650,125	$727,375	$11,255,000
Operating Income (Loss)	$(13,813,348)	$(15,034,059)	$(15,919,719)	$(11,169,109)
Net Income (Loss)	$(13,198,878)	$(14,884,311)	$(15,606,017)	$(10,761,272)
Net Income (Loss) per share - BASIC	$(0.18)	$(0.18)	$(0.18)	$(0.12)
Net Income (Loss) per share - DILUTED	$(0.18)	$(0.18)	$(0.18)	$(0.12)