Form 10-Q
period 2019-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2020-02-05
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	ARWR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 3, 2020 was 101,654,477.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited) December 31, 2019	September 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$461,032,249	$221,804,128
Accounts receivable	1,345,298	661,361
Prepaid expenses	2,733,140	3,317,999
Other current assets	1,534,344	2,563,435
Short term investments	40,969,341	36,899,894
TOTAL CURRENT ASSETS	507,614,372	265,246,817
Property and equipment, net	26,434,783	23,214,899
Intangible assets, net	16,638,473	17,063,580
Long term investments	26,329,098	44,175,993
Right-of-use assets	10,440,758	-
Other assets	144,150	144,148
TOTAL ASSETS	$587,601,634	$349,845,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,201,532	$7,649,921
Accrued expenses	3,988,186	6,504,729
Accrued payroll and benefits	2,993,682	4,955,887
Lease liabilities	461,178	-
Deferred rent	-	173,952
Deferred revenue	54,034,129	77,769,629
Other current liabilities	16,561	16,561
TOTAL CURRENT LIABILITIES	73,695,268	97,070,679
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	14,377,723	-
Deferred rent, net of current portion	-	3,703,364
Deferred revenue, net of current portion	-	5,035,142
TOTAL LONG-TERM LIABILITIES	14,377,723	8,738,506
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 101,111,797 and 95,506,271 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	193,481	187,876
Additional paid-in capital	922,050,595	664,086,155
Accumulated other comprehensive income (loss)	(195,550)	(391,624)
Accumulated deficit	(421,964,695)	(419,290,967)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	500,083,831	244,591,440
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	499,528,643	244,036,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,601,634	$349,845,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended December 31,
	2019	2018
REVENUE	$29,454,579	$34,657,896
OPERATING EXPENSES
Research and development	23,373,616	17,572,043
General and administrative expenses	10,934,557	6,139,709
TOTAL OPERATING EXPENSES	34,308,173	23,711,752
OPERATING INCOME (LOSS)	(4,853,594)	10,946,144
OTHER INCOME (EXPENSE)
Interest income (expense), net	2,179,866	1,091,109
TOTAL OTHER INCOME (EXPENSE)	2,179,866	1,091,109
INCOME (LOSS) BEFORE INCOME TAXES	(2,673,728)	12,037,253
Provision for income taxes	-	-
NET INCOME (LOSS)	(2,673,728)	12,037,253
NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)	$0.13
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.03)	$0.13
Weighted average shares outstanding - basic	97,090,079	91,091,823
Weighted average shares outstanding - diluted	97,090,079	95,590,183
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	196,074	(22,180)
COMPREHENSIVE INCOME (LOSS)	$(2,477,654)	$12,015,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	2,717,534	-	-	-	2,717,534
Exercise of stock options	166,327	166	1,004,528	-	-	-	1,004,694
Common stock - restricted stock units vesting	658,959	659	(659)	-	-	-	-
Common stock - issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(22,180)	-	-	(22,180)
Net income (loss) for the three months ended December 31, 2018	-	-	-	-	12,037,253	-	12,037,253
Balance at December 31, 2018	92,591,457	$184,961	$647,142,565	$(43,744)	$(475,228,563)	$(555,188)	$171,500,031

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252
Stock-based compensation	-	-	4,491,752	-	-	-	4,491,752
Exercise of stock options	472,193	472	3,001,082	-	-	-	3,001,554
Common stock - restricted stock units vesting	533,333	533	(533)	-	-	-	-
Common stock - issued for cash	4,600,000	4,600	250,472,139	-	-	-	250,476,739
Foreign currency translation adjustments	-	-	-	196,074	-	-	196,074
Net income (loss) for the three months ended December 31, 2019	-	-	-	-	(2,673,728)	-	(2,673,728)
Balance at December 31, 2019	101,111,797	$193,481	$922,050,595	$(195,550)	$(421,964,695)	$(555,188)	$499,528,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,673,728)	$12,037,253
Stock-based compensation	4,491,752	2,717,534
Depreciation and amortization	1,259,884	1,177,352
Amortization/(accretion) of note premiums	177,448	(156,637)
Changes in operating assets and liabilities:
Accounts receivable	(683,937)	(2,841,204)
Prepaid expenses and other current assets	1,377,660	(120,912)
Deferred revenue	(28,770,642)	158,096,440
Accounts payable	4,551,611	1,130,491
Accrued expenses	(4,213,695)	(3,489,712)
Other	953,189	(265,842)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,530,458)	168,284,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,319,714)	(737,487)
Purchases of marketable securities	-	(69,271,001)
Proceeds from sale of marketable securities	13,600,000	2,252,219
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,280,286	(67,756,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(2,415,149)
Proceeds from the exercises of stock options	3,001,554	1,004,694
Proceeds from the issuance of common stock	250,476,739	60,521,729
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	253,478,293	59,111,274
NET INCREASE (DECREASE) IN CASH	239,228,121	159,639,768
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	221,804,128	30,133,213
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$461,032,249	$189,772,981
Supplementary disclosures:
Interest paid	$-	$(27,437)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During the first quarter of fiscal 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease.  The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  The Company also filed an IND to begin a phase 1b study of ARO-HIF2, and filed a CTA to begin a phase 1 study of ARO-HSD.  The Company has continued to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC.

The Company’s partnered candidates under its collaboration agreements with Janssen and Amgen also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a $25 million milestone payment under the License Agreement (“Janssen License Agreement”).  Janssen has also nominated the first of 3 potential candidates under the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”), ARO-JNJ1, and the Company is currently performing discovery, optimization and preclinical research and development for this candidate.  Under the terms of the Janssen agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, two $25 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA), (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), continues to progress.  The Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

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

At December 31, 2019, the Company had $461.0 million in cash and cash equivalents (including $1.0 million in restricted cash), $41.0 million in short-term investments, and $26.3 million in long-term investments to fund operations.  During the three months ended December 31, 2019, the Company’s cash and investments balance increased by $225.5 million, which was primarily the result of the December 2019 securities offering that generated $250.5 million in net cash proceeds for the Company, as discussed further in Note 6 below.  These cash inflows were partially offset by cash outflows related to operating activities.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of the Financial Accounting Standards Board (FASB)’s Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), as discussed below.

Leases — The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its  leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the Consolidated Balance Sheets as Right-of-use assets and Lease liabilities and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain.  The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic ASC 842).  Under ASC 842, lessees are required to recognize a right-of-use asset and a right-of-use lease liability for virtually all leases other than those that meet the definition of a short-term lease. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  The Company adopted this standard effective October 1, 2019 and elected the package of three practical expedients that permits an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  At December 31, 2019, the Company has recorded right-of-use assets of $10.4 million and right-of-use liabilities of $14.8 million on its Consolidated Balance Sheets for its research and development facility lease in Madison, Wisconsin, and its corporate headquarters lease in Pasadena, California, as discussed further in Note 8 below.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Comprehensive Income (Loss) and the Company’s Consolidated Statement of Cash Flows.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended December 31, 2019 and 2018, the Company recognized $0 and $0 of Revenue associated with its agreements with Amgen, respectively.  As of December 31, 2019, there were $0 contract assets, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock under the JJDC Stock Purchase Agreement, and two $25 million milestone payments, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

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

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three months ended December 31, 2019 and 2018, the Company recognized approximately $28.8 million and $34.7 million of Revenue associated with its agreements with Janssen and JJDC, respectively.  As of December 31, 2019 there were $0 contract assets recorded as accounts receivable, and $54.0 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $54.0 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25 million milestone payments earned, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended December 31, 2019 and 2018, the Company recognized $0.7 million and $0 of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. As of December 31, 2019, there were $1.3 million of contract assets recorded as Accounts Receivable, and $0 of contract liabilities.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2019	September 30, 2019
Computers, office equipment and furniture	$627,311	$637,577
Research equipment	15,245,138	12,932,304
Software	147,254	147,254
Leasehold improvements	23,321,242	21,579,415
Total gross fixed assets	39,340,945	35,296,550
Less: Accumulated depreciation and amortization	(12,906,162)	(12,081,651)
Property and equipment, net	$26,434,783	$23,214,899

Depreciation and amortization expense for Property and Equipment for the three months ended December 31, 2019 and 2018 and was $834,777 and $752,245, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities and may, from time to time, also invest in long-term debt securities.  Investments at December 31, 2019 consisted of corporate bonds with maturities remaining of less than 24 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At December 31, 2019, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of December 31, 2019, and September 30, 2019.

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$40,969,341	$362,500	$—	$41,331,841
Commercial notes (due within two years)	$26,329,098	$626,503	$—	$26,955,601
Total	$67,298,439	$989,003	$—	$68,287,442

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,899,894	$222,584	$—	$37,122,478
Commercial notes (due within three years)	$44,175,993	$875,258	$—	$45,051,251
Total	$81,075,887	$1,097,842	$—	$82,173,729

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $717,292.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $7,501,448.  Amortization expense for the three months ended December 31, 2019 and 2018 was $425,107 and $425,107, respectively.  Amortization expense is expected to be $1,275,322 for the remainder of fiscal 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, $1,700,429 in 2024, and $8,561,435 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2019	$17,063,580
Impairment	—
Amortization	(425,107)
Balance at December 31, 2019	$16,638,473

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2019, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2019, 101,111,797 shares of Common Stock were outstanding.  At December 31, 2019, 6,665,719 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

In December 31, 2019 the Company sold 4,600,000 shares of its Common Stock in a public offering at a price of $58.00 per share.  The aggregate purchase price paid by the investors for the Common Stock was $266.8 million, and the Company received net proceeds of $250.5 million after deducting advisory fees and offering expenses.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

On occasion, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of December 31, 2019.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of December 31, 2019, these future commitments were estimated at approximately $62.5 million, of which approximately $42.5 million is expected to be incurred in fiscal 2020, and $20.0 million is expected to be incurred beyond fiscal 2020.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended December 31, 2019 and 2018, the Company did not reach milestones requiring payment.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered a new lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California, and this lease has replaced the Company’s previous corporate headquarters office lease.  The increased capacity of this new office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.8 million over the remainder of the term.  The Company expects to pay approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in Lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2019.

The Company also leases approximately 74,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2029.  Lease payments are estimated to total approximately $13.3 million for the remainder of the term. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in Lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2019.

Operating lease cost during the three months ended December 31, 2019 was $0.5 million.  Variable lease cost during the three months ended December 31, 2019 was $0.2 million.  There was no short-term lease cost during the three months ended December 31, 2019.

The following table presents maturities of Operating Lease Liabilities on an undiscounted basis as of December 31, 2019:

2020 (remainder of fiscal year)	$1,240,509
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total lease payments	22,104,610
Less imputed interest	(7,265,709)
Total Operating lease liabilities (includes current portion)	$14,838,901

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow was $0.3 million for the three months ended December 31, 2019.  The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2019 was 8.8 years and 8.9%, respectively.

As of September 30, 2019, future minimum lease payments due in fiscal years under operating leases were as follows:

2020	$1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total	$22,385,552

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of December 31, 2019, 955,949 and 4,500,846 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2019, there were options granted and outstanding to purchase 955,949 and 2,635,429 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 1,526,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2019, there were 915,849 shares reserved for options and 293,075 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended December 31, 2019, 4,000 options and 5,000 restricted stock units were granted under the 2013 Incentive Plan, and 217,000 options and 284,575 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2019	4,773,670	$8.16
Granted	221,000	51.58
Cancelled	(15,250)	7.67
Exercised	(472,193)	6.36
Balance At December 31, 2019	4,507,227	$10.48	6.1 years	$239,071,624
Exercisable At December 31, 2019	3,185,761	$6.69	4.8 years	$180,745,146

Stock-based compensation expense related to stock options for the three months ended December 31, 2019 and 2018 was $1,609,071 and $790,345, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended December 31, 2019 and 2018 was $8,630,492 and $556,889, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2019 and 2018 was $21,640,591 and $1,315,700, respectively.

As of December 31, 2019, the pre-tax compensation expense for all outstanding unvested stock options in the amount of approximately $19,560,770 will be recognized in the Company’s results of operations over a weighted average period of 3.4 years.

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

The assumptions used to value stock options are as follows:

	Three Months Ended December 31,
	2019	2018
Dividend yield	—	—
Risk-free interest rate	1.4 – 1.8%	2.8 – 3.1%
Volatility	90.5 – 91.0%	115%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$39.05	$11.85

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducements grants granted outside of the Plan.   During the three months ended December 31, 2019, the Company issued 5,000 RSUs under the 2013 Incentive Plan and 284,575 RSUs as inducement awards to a new director and several new employees outside of equity incentive plans.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2019	2,062,833	$9.43
Granted	289,575	48.26
Vested	(533,333)	6.96
Forfeited	-	-
Unvested at December 31, 2019	1,819,075	$16.34

During the three months ended December 31, 2019 and 2018, the Company recorded $2,882,681 and $1,927,099 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of December 31, 2019, the pre-tax compensation expense for all unvested RSUs in the amount of approximately $21,642,921 will be recognized in the Company’s results of operations over a weighted average period of 3.3 years.

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

The following table summarizes fair value measurements at December 31, 2019 and September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$461,032,249	$—	$—	$461,032,249
Short-term investments	$41,331,841	$—	$—	$41,331,841
Long-term investments	$26,955,601	$—	$—	$26,955,601
Contingent consideration	$—	$—	$—	$—

September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$221,804,128	$—	$—	$221,804,128
Short-term investments	$37,122,478	$—	$—	$37,122,478
Long-term investments	$45,051,251	$—	$—	$45,051,251
Contingent consideration	$—	$—	$—	$—

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at December 31, 2019 and September 30, 2019.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, and ARO-HIF2 for renal cell carcinoma. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

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

During the first quarter of fiscal 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease.  The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  The Company also filed an IND to begin a phase 1b study of ARO-HIF2, and filed a CTA to begin a phase 1 study of ARO-HSD.  The Company also continues to work on optimizing its other extra-hepatic preclinical pipeline candidates including ARO-ENaC.  Amgen is currently progressing its phase 1 clinical study of AMG-890 (ARO-LPA).

The Company’s partnered candidates under its collaboration agreements with Janssen and Amgen also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a $25 million milestone payment under the License Agreement (“Janssen License Agreement”). Janssen has also nominated the first of 3 potential candidates under the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”), ARO-JNJ1, and the Company is currently performing discovery, optimization and preclinical research and development for this candidate.  Under the terms of the Janssen agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead common stock under the Stock Purchase Agreement (“JJDC Stock Purchase Agreement”), two $25 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA), (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), continues to progress.  The Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.

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

Net losses were $2.7 million for the three months ended December 31, 2019 as compared to net income of $12.0 million for the three months ended December 31, 2018.  Net losses per share – diluted were $0.03 for the three months ended December 31, 2019 as compared to net income per share - diluted of $0.13 for the three months ended December 31, 2018.  An increase in research and development and general and administrative expenses coupled with a decrease in revenue from the license and collaboration agreements with Janssen were the drivers of the increase in net losses and net losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through the Janssen License Agreement, Janssen Collaboration Agreement and JJDC Stock Purchase Agreement, executed in October 2018.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and two $25 million milestone payments.  Additionally, in December 2019, the Company completed a securities offering which generated approximately $250.5 million in net cash proceeds.   These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $461.0 million of cash and cash equivalents, $41.0 million in short-term investments, $26.3 million of long term investments and $587.6 million of total assets as of December 31, 2019, as compared to $221.8 million, $36.9 million, $44.2 million and $349.8 million as of September 30, 2019, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of the Financial Accounting Standards Board (FASB)’s Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), as discussed below:

Leases - The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its  leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the Consolidated Balance Sheets as Right-of-use assets and Lease liabilities and are measured at the present value of the fixed payments due over the expected lease term minus the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain.  The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Revenue	$29,454,579	$34,657,896
Operating Income (Loss)	(4,853,594)	10,946,144
Net Income (Loss)	(2,673,728)	12,037,253
Net Income (Loss) per Share (Diluted)	$(0.03)	$0.13

The decrease in our Revenue during the three months ended December 31, 2019 was driven by the timing of progress achieved in completing our performance obligation from our agreements with Janssen and JJDC, which were executed in October 2018.  The increase in our Net Loss during the three months ended December 31, 2019 was driven by this decrease in Revenue and also increases in Research and Development and General and Administrative Expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue was $29,454,579 for the three months ended December 31, 2019 and $34,657,896 for the three months ended December 31, 2018.  Revenue in the both periods is primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation within those agreements.

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi ARO-LPA program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended December 31, 2019 and 2018, the Company recognized $0 and $0 Revenue associated with its agreements with Amgen, respectively.  As of December 31, 2019, there was $0 contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, two $25 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

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

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV)) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three months ended December 31, 2019 and 2018, the Company recognized approximately $28.8 million and $34.7 million of Revenue associated with this performance obligation, respectively.  As of December 31, 2019 there were $0 contract assets recorded as Accounts Receivable and $54.0 million of contract liabilities recorded as current Deferred Revenue on the Company’s Consolidated Balance Sheets.  The $54.0 million of current Deferred Revenue is driven by the upfront payment and premium paid by JJDC for its equity investment in the Company as well as the two $25 million milestones paid by Janssen, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended December 31, 2019 and 2018, the Company recognized $0.7 million and $0 of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. As of December 31, 2019 there were $1.3 million of contract assets recorded as Accounts Receivable, and $0 of contract liabilities.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2019 and 2018 are shown in the tables below.

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

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2019	Category	December 31, 2018	Category	$	%
Salaries	$4,096	18%	$3,277	19%	$819	25%
Stock compensation	1,162	5%	641	4%	521	81%
In Vivo studies	971	4%	483	3%	488	101%
Drug manufacturing	5,108	22%	5,804	33%	(696)	-12%
Toxicity/efficacy studies	3,952	17%	2,411	14%	1,541	64%
Clinical trials	4,367	19%	2,242	13%	2,125	95%
License, royalty & milestones	3	0%	-	0%	3	N/A
Facilities related	620	3%	583	3%	37	6%
Depreciation/amortization	1,111	5%	1,172	7%	(61)	-5%
Other R&D	1,984	9%	959	6%	1,025	107%
Total	$23,374	100%	$17,572	100%	$5,802	33%

Salaries expense increased by $819,000 from $3,277,000 during the three months ended December 31, 2018 to $4,096,000 during the current period.  The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $521,000 from $641,000 during the three months ended December 31, 2018 to $1,162,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased by $488,000 from $483,000 during the three months ended December 31, 2018 to $971,000 during the current period.  In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in vivo studies expense is the result of the timing of discovery studies being completed between periods.

Drug manufacturing expense decreased by $696,000 from $5,804,000 during the three months ended December 31, 2018 to $5,108,000 during the current period.  The decrease in the expense primarily relates to the timing of manufacturing campaigns in preparation for our candidate clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $1,541,000 from $2,411,000 during the three months ended December 31, 2018 to $3,952,000 during the current period.  This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The increase in the expense primarily relates to toxicology studies for ARO-ANG3, ARO-APOC3, ARO-HIF2 and ARO-HSD as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $2,125,000 from $2,242,000 during the three months ended December 31, 2018 to $4,367,000 during the current period.  The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, and the start up of the ARO-ANG3 and ARO-APOC3 clinical trials.  We anticipate this expense to increase as our current clinical candidates progress through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense was minor in both periods. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment.  No milestones were achieved in either period.

Facilities expense increased by $37,000 from $583,000 during the three months ended December 31, 2018 to $620,000 during the current period.  This category includes rental costs for our research and development facility in Madison, Wisconsin.  The increase in the expense is primarily due to increased rental and common area maintenance expenses for our research and development facility.

Depreciation and amortization expense, a non-cash expense, decreased by $61,000 from $1,172,000 during the three months ended December 31, 2018 to $1,111,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility.  In addition, the Company records depreciation on leasehold improvements at its Madison research facility, and the decrease in depreciation and amortization expense relates to the timing of amortization of these leasehold improvements in each period as the length of our lease has been extended.

Other research expense increased by $1,025,000 from $959,000 during the three months ended December 31, 2018 to $1,984,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses.  The increase in other research expense is due to additional in-house laboratory supplies for our increased headcount.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2019	Category	December 31, 2018	Category	$	%
Salaries	$4,081	37%	$2,089	34%	$1,992	95%
Stock compensation	3,330	31%	2,077	34%	1,253	60%
Professional/outside services	1,822	17%	1,220	20%	602	49%
Facilities related	793	7%	298	5%	495	166%
Depreciation/amortization	149	1%	5	0%	144	2880%
Other G&A	759	7%	451	7%	308	68%
Total	$10,935	100%	$6,140	100%	$4,794	78%

Salaries expense increased by $1,992,000 from $2,089,000 during the three months ended December 31, 2018 to $4,081,000 during the current period.  The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense, a non-cash expense, increased by $1,253,000 from $2,077,000 during the three months ended December 31, 2018 to $3,330,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in expense is primarily due to the timing of the achievement of certain performance-based awards in each period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $602,000 from $1,220,000 during the three months ended December 31, 2018 to $1,822,000 during the current period.  The increase in the expense is primarily related to recruiting fees for increased headcount.

Facilities-related expense increased by $495,000 from $298,000 during the three months ended December 31, 2018 to $793,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in the expense is primarily related to costs incurred as we moved into a new corporate headquarters during the current period.

Depreciation and amortization expense, a noncash expense, increased by $144,000 from $5,000 during the three months ended December 31, 2018 to $149,000 during the current period.  The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters.  The increase in the expense is primarily related to amortization of leasehold improvements for our new corporate headquarters.

Other G&A expense increased by $308,000 from $451,000 during the three months ended December 31, 2018 to $759,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to increased communication and technology and office expenses associated with our new corporate headquarters.

Other Income / Expense

Other income / expense was income of $2,179,886 and $1,091,109 during the three months ended December 31, 2019 and 2018, respectively.  Other income / expense in the both periods was interest income earned on the Company’s investments.  This interest income has increased in the current periods as our investment holdings have grown.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At December 31, 2019, the Company had cash on hand of approximately $461.0 million as compared to $221.8 million at September 30, 2019.  Excess cash invested in short-term fixed income securities was $41.0 million at December 31, 2019, compared to $36.9 million at September 30, 2019.  Excess cash invested in long-term fixed income securities was $26.3 million at December 31, 2019, compared to $44.2 million at September 30, 2019.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31, 2019	Three Months Ended December, 2018
Cash Flow from Continuing Operations:
Operating Activities	$(23,530,458)	$168,284,763
Investing Activities	9,280,286	(67,756,269)
Financing Activities	253,478,293	59,111,274
Net Increase (Decrease) in Cash	239,228,121	159,639,768
Cash and Cash Equivalents at Beginning of Period	221,804,128	30,133,213
Cash and Cash Equivalents at End of Period	$461,032,249	$189,772,981

During the three months ended December 31, 2019, the Company used $23.5 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash provided by investing activities was $9.3 million, which was primarily related to maturities of fixed-income investments of $13.6 million, partially offset by capital expenditures of $4.3 million.  Cash provided by financing activities of $253.5 million was driven by the securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $3.0 million in cash received from stock option exercises.

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

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2019.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2019. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101.SCH 101.CAL 101.LAB 101.PRE 101.DEF 104

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2020

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer