Form 10-Q
period 2020-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2020-05-07
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	ARWR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2020 was 101,773,274.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited) March 31, 2020	September 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$256,650,727	$221,804,128
Accounts receivable	1,265,771	661,361
Prepaid expenses	3,062,333	3,317,999
Other current assets	2,536,284	2,563,435
Short term investments	50,959,058	36,899,894
TOTAL CURRENT ASSETS	314,474,173	265,246,817
Property and equipment, net	29,362,741	23,214,899
Intangible assets, net	16,213,366	17,063,580
Long term investments	190,618,075	44,175,993
Right-of-use assets	10,263,197	-
Other assets	144,150	144,148
TOTAL ASSETS	$561,075,702	$349,845,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,417,692	$7,649,921
Accrued expenses	4,419,233	6,504,729
Accrued payroll and benefits	1,616,090	4,955,887
Lease liabilities	688,454	-
Deferred rent	-	173,952
Deferred revenue	33,174,765	77,769,629
Other current liabilities	17,263	16,561
TOTAL CURRENT LIABILITIES	53,333,497	97,070,679
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	14,178,735	-
Deferred rent, net of current portion	-	3,703,364
Deferred revenue, net of current portion	-	5,035,142
TOTAL LONG-TERM LIABILITIES	14,178,735	8,738,506
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 101,748,107 and 95,506,271 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	194,117	187,876
Additional paid-in capital	936,353,920	664,086,155
Accumulated other comprehensive income (loss)	(629,114)	(391,624)
Accumulated deficit	(441,800,265)	(419,290,967)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	494,118,658	244,591,440
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	493,563,470	244,036,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,075,702	$349,845,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
REVENUE	$23,528,853	$48,148,275	$52,983,433	$82,806,171
OPERATING EXPENSES
Research and development	29,443,335	20,798,628	52,816,951	38,370,671
General and administrative expenses	16,325,773	5,338,955	27,260,330	11,478,664
TOTAL OPERATING EXPENSES	45,769,108	26,137,583	80,077,281	49,849,335
OPERATING INCOME (LOSS)	(22,240,255)	22,010,692	(27,093,848)	32,956,836
OTHER INCOME (EXPENSE)
Interest income (expense), net	2,404,685	1,886,290	4,584,550	2,977,399
TOTAL OTHER INCOME (EXPENSE)	2,404,685	1,886,290	4,584,550	2,977,399
INCOME (LOSS) BEFORE INCOME TAXES	(19,835,570)	23,896,982	(22,509,298)	35,934,235
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	(19,835,570)	23,896,982	(22,509,298)	35,934,235
NET INCOME (LOSS) PER SHARE - BASIC	$(0.20)	$0.25	$(0.23)	$0.39
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.20)	$0.24	$(0.23)	$0.37
Weighted average shares outstanding - basic	101,653,136	94,155,407	99,359,140	92,623,615
Weighted average shares outstanding - diluted	101,653,136	98,082,644	99,359,140	97,214,546
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(433,564)	(28,162)	(237,490)	(50,342)
COMPREHENSIVE INCOME (LOSS)	$(20,269,134)	$23,868,820	$(22,746,788)	$35,883,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at December 31, 2018	92,591,457	$184,961	$647,142,565	$(43,744)	$(475,228,563)	$(555,188)	$171,500,031
Stock-based compensation	-	-	2,601,348	-	-	-	2,601,348
Exercise of stock options	535,915	536	2,669,501	-	-	-	2,670,037
Common stock - restricted stock units vesting	1,538,346	1,538	(1,538)	-	-	-	-
Common stock - issued for cash	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	(28,162)	-	-	(28,162)
Net income (loss) for the three months ended March 31, 2019	-	-	-	-	23,896,982	-	23,896,982
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,581)	$(555,188)	$200,640,236

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at December 31, 2019	101,111,797	$193,481	$922,050,595	$(195,550)	$(421,964,695)	$(555,188)	$499,528,643
Stock-based compensation	-	-	12,971,702	-	-	-	12,971,702
Exercise of stock options	214,239	214	1,329,810	-	-	-	1,330,024
Common stock - restricted stock units vesting	422,071	422	(422)	-	-	-	-
Common stock - issued for cash	-	-	2,235	-	-	-	2,235
Foreign currency translation adjustments	-	-	-	(433,564)	-	-	(433,564)
Net income (loss) for the three months ended March 31, 2020	-	-	-	-	(19,835,570)	-	(19,835,570)
Balance at March 31, 2020	101,748,107	$194,117	$936,353,920	$(629,114)	$(441,800,265)	$(555,188)	$493,563,470

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	5,318,882	-	-	-	5,318,882
Exercise of stock options	702,242	702	3,674,029	-	-	-	3,674,731
Common stock - restricted stock units vesting	2,197,305	2,197	(2,197)	-	-	-	-
Common stock - issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(50,342)	-	-	(50,342)
Net income (loss) for the six months ended March 31, 2019	-	-	-	-	35,934,235	-	35,934,235
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,581)	$(555,188)	$200,640,236

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252
Stock-based compensation	-	-	17,463,455	-	-	-	17,463,455
Exercise of stock options	686,432	686	4,330,891	-	-	-	4,331,577
Common stock - restricted stock units vesting	955,404	955	(955)	-	-	-	-
Common stock - issued for cash	4,600,000	4,600	250,474,374	-	-	-	250,478,974
Foreign currency translation adjustments	-	-	-	(237,490)	-	-	(237,490)
Net income (loss) for the six months ended March 31, 2020	-	-	-	-	(22,509,298)	-	(22,509,298)
Balance at March 31, 2020	101,748,107	$194,117	$936,353,920	$(629,114)	$(441,800,265)	$(555,188)	$493,563,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,509,298)	$35,934,235
Stock-based compensation	17,463,455	5,318,882
Depreciation and amortization	2,631,472	2,353,319
Amortization/(accretion) of note premiums	419,212	330,229
Changes in operating assets and liabilities:
Accounts receivable	(604,410)	(13,094,965)
Prepaid expenses and other current assets	46,520	(1,440,287)
Deferred revenue	(49,630,006)	120,622,138
Accounts payable	5,767,770	1,256,092
Accrued expenses	(5,424,591)	(2,340,651)
Other	725,481	(240,737)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(51,114,395)	148,698,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,929,100)	(946,788)
Purchases of marketable securities	(180,523,424)	(90,266,001)
Proceeds from sale of marketable securities	19,602,967	12,239,219
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(168,849,557)	(78,973,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(2,415,150)
Proceeds from the exercises of stock options	4,331,577	3,674,731
Proceeds from the issuance of common stock	250,478,974	60,521,729
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	254,810,551	61,781,310
NET INCREASE (DECREASE) IN CASH	34,846,599	131,505,995
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	221,804,128	30,133,213
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,650,727	$161,639,208
Supplementary disclosures:
Interest paid	$-	$(27,437)
Income Taxes Paid	$-	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, and ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disease (COPD). ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California. During the three months ended March 31, 2020, the Company entered into a sublease for additional research and development facility space in San Diego, California as discussed further in Note 8 below.

During the first half of fiscal 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease.  The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  The Company also filed an IND to begin a phase 1b study of ARO-HIF2, filed a CTA to begin a phase 1 study of ARO-HSD, and filed a CTA to begin a phase 1 study of ARO-ENaC.

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

The Company is actively monitoring the novel coronavirus (“COVID-19”) situation. The financial results for the three and six months ended March 31, 2020 were not significantly impacted by COVID-19. The Company has paused enrollment in its two ARO-AAT studies: SEQUOIA and the ARO-AAT 2002 study, but now is working with sites and investigators to begin the process of resuming screening and enrollment. Patients already enrolled in these studies continue to be dosed per protocol and continue to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Additionally, the Company’s operations at its research and development facility in Madison, WI and its corporate headquarters in Pasadena, CA have continued to operate with limited impact, other than for enhanced safety measures including work from home policies.

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

At March 31, 2020 the Company had $256.7 million in cash and cash equivalents (including $1.8 million in restricted cash), $51.0 million in short-term investments, and $190.6 million in long-term investments to fund operations.  During the six months ended March 31, 2020, the Company’s cash and investments balance increased by $195.4 million, which was primarily the result of the December 2019 securities offering that generated $250.5 million in net cash proceeds for the Company, as discussed further in Note 6 below.  These cash inflows were partially offset by cash outflows primarily related to operating activities.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic ASC 842).  Under ASC 842, lessees are required to recognize a right-of-use asset and a right-of-use lease liability for virtually all leases other than those that meet the definition of a short-term lease. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  The Company adopted this standard effective October 1, 2019 and elected the package of three practical expedients that permits an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  At March 31, 2020, the Company has recorded right-of-use assets of $10.3 million and right-of-use liabilities of $14.9 million on its Consolidated Balance Sheets for its research and development facility lease in Madison, Wisconsin, and its corporate headquarters lease in Pasadena, California, as discussed further in Note 8 below.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Comprehensive Income (Loss) and the Company’s Consolidated Statement of Cash Flows.

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

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three and six months ended March 31, 2020 and 2019, the Company recognized $0 and $0.3 million of Revenue associated with its agreements with Amgen, respectively. As of March 31, 2020, there were $0 contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the transaction price totaled approximately $252.5 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.5 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three months ended March 31, 2020 and 2019, the Company recognized approximately $22.2 million and $47.9 million of Revenue associated with its agreements with Janssen and JJDC, respectively. During the six months ended March 31, 2020 and 2019, the Company recognized approximately $50.9 million and $82.5 million of Revenue associated with its agreements with Janssen and JJDC, respectively. As of March 31, 2020, there were $0 in contract assets recorded as accounts receivable, and $33.2 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $33.2 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25 million milestone payments earned, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended March 31, 2020 and 2019, the Company recognized approximately $1.4 million and $0 of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. During the six months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $0 of Revenue associated with these efforts on the ARO-JNJ1 candidate, respectively. As of March 31, 2020, there were $1.3 million of contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2020	September 30, 2019
Computers, office equipment and furniture	$635,769	$637,577
Research equipment	18,098,960	12,932,304
Software	293,189	147,254
Leasehold improvements	24,187,465	21,579,415
Total gross fixed assets	43,215,383	35,296,550
Less: Accumulated depreciation and amortization	(13,852,642)	(12,081,651)
Property and equipment, net	$29,362,741	$23,214,899

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2020 and 2019 was $946,481 and $750,860, respectively.  Depreciation and amortization expense for property and equipment for the six months ended March 31, 2020 and 2019 was $1,781,258 and $1,503,105, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term and long-term debt securities.  Investments at March 31, 2020 consisted of corporate bonds with maturities remaining of less than or equal to 36 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At March 31, 2020, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of March 31, 2020, and September 30, 2019.

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$50,959,058	$264,194	$(37,786)	$51,185,466
Commercial notes (due within one through three years)	$190,618,075	$1,735,812	$(1,481,115)	$190,872,772
Total	$241,577,133	$2,000,006	$(1,518,901)	$242,058,238

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,899,894	$222,584	$—	$37,122,478
Commercial notes (due within one through three years)	$44,175,993	$875,258	$—	$45,051,251
Total	$81,075,887	$1,097,842	$—	$82,173,729

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is approximately $754,394.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is approximately $7,889,455.  Amortization expense for the three months ended March 31, 2020 and 2019 was $425,107 and $425,108, respectively. Amortization expense for the six months ended March 31, 2020 and 2019 was $850,214 and $850,215, respectively. Amortization expense is expected to be $850,215 for the remainder of fiscal 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, $1,700,429 in 2024, and $8,561,435 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2019	$17,063,580
Impairment	—
Amortization	(850,214)
Balance at March 31, 2020	$16,213,366

NOTE 6. STOCKHOLDERS’ EQUITY

At March 31, 2020, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At March 31, 2020, 101,748,107 shares of Common Stock were outstanding.  At March 31, 2020, 8,474,561 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

In December 31, 2019 the Company sold 4,600,000 shares of its Common Stock in a public offering at a price of $58.00 per share.  The aggregate purchase price paid by the investors for the Common Stock was $266.8 million, and the Company received net proceeds of $250.5 million after deducting advisory fees and offering expenses.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

On occasion, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of March 31, 2020.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of March 31, 2020, these future commitments were estimated at approximately $72.2 million, of which approximately $40.0 million is expected to be incurred in fiscal 2020, and $32.2 million is expected to be incurred beyond fiscal 2020.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and six months ended March 31, 2020, the Company accrued a $0.9 million milestone payment related to the progression of the ARO-ENaC program.  During the three and six months ended March 31, 2019, the Company did not accrue for any milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered a new lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California, and this lease has replaced the Company’s previous corporate headquarters office lease.  The increased capacity of this new office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.8 million over the term.  The Company expects to pay approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at March 31, 2020.

The Company also leases approximately 74,000 square feet of office and laboratory space for its research facility in Madison, Wisconsin.  The lease will expire in September 2029. Lease payments are estimated to total approximately $13.3 million for the term. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at March 31, 2020.

Operating lease cost during the three and six months ended March 31, 2020 was $0.5 million and $0.9 million, respectively.  Variable lease costs during the three and six months ended March 31, 2020 were $0.2 million and $0.3 million, respectively.  There was no short-term lease cost during the three and six months ended March 31, 2020.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2020:

2020 (remainder of fiscal year)	$936,566
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total lease payments	21,800,667
Less imputed interest	(6,933,478)
Total operating lease liabilities (includes current portion)	$14,867,189

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow for the three and six months ended March 31, 2020 was $0.3 million and $0.6 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of March 31, 2020 was 8.6 years and 8.9%, respectively.

As of September 30, 2019, future minimum lease payments due in fiscal years under operating leases were as follows:

2020	$1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total	$22,385,552

During the three months ended March 31, 2020, the Company entered into a sublease agreement (the “Sublease”) with Halozyme, Inc. for additional research and development facility space in San Diego, California.  The Sublease provides additional space needed to accommodate the recent growth of the Company’s personnel and discovery efforts.  The space consists of approximately 21,000 rentable square feet located at 11404 Sorento Valley Road, San Diego, California, 92121.  The term of the Sublease commenced on April 1, 2020 and will expire on January 14, 2023.  Lease payments are estimated to total approximately $2.1 million over the term.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of March 31, 2020, 886,598 and 5,972,038 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of March 31, 2020, there were options granted and outstanding to purchase 886,598 and 2,798,538 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,783,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of March 31, 2020, there were 1,024,850 shares reserved for options and 591,075 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended March 31, 2020, 306,500 options and 1,744,071 restricted stock units were granted under the 2013 Incentive Plan, and 126,000 options and 300,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans.   During the six months ended March 31, 2020, 310,500 options and 1,749,071 restricted stock units were granted under the 2013 Incentive Plan, and 343,000 options and 584,575 restricted stock units were granted as inducement awards to new employees outside of the equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2019	4,773,670	$8.16
Granted	653,500	53.78
Cancelled	(30,752)	15.00
Exercised	(686,432)	6.31
Balance At March 31, 2020	4,709,986	$14.72	6.2 years	$82,658,407
Exercisable At March 31, 2020	3,111,009	$7.12	4.8 years	$67,796,517

Stock-based compensation expense related to stock options for the three months ended March 31, 2020 and 2019 was $2,527,839 and $1,017,065, respectively. Stock-based compensation expense related to stock options for the six months ended March 31, 2020 and 2019 was $4,136,910 and $1,807,500, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended March 31, 2020 and 2019 was $17,968,884 and $7,580,360, respectively. The grant date fair value of the options granted by the Company for the six months ended March 31, 2020 and 2019 was $26,599,374 and $8,137,249, respectively.

The intrinsic value of the options exercised during the three months ended March 31, 2020 and 2019 was $8,605,235 and $6,806,594, respectively. The intrinsic value of the options exercised during the six months ended March 31, 2020 and 2019 was $30,245,825 and $8,122,294, respectively.

As of March 31, 2020, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $34,707,355 will be recognized in the Company’s results of operations over a weighted average period of 3.5 years.

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

The assumptions used to value stock options are as follows:

	Six Months Ended March 31,
	2020	2019
Dividend yield	—	—
Risk-free interest rate	0.5 – 1.8%	2.3 – 3.1%
Volatility	90.5 – 91.8%	115%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$40.70	$11.42

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducements grants granted outside of the Plan. During the three months ended March 31, 2020, the Company issued 1,744,071 RSUs under the 2013 Incentive Plan and 300,000 RSUs as inducement awards. During the six months ended March 31, 2020, the Company issued 1,749,071 RSUs under the 2013 Incentive Plan and 584,575 RSUs as inducement awards. At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2019	2,062,833	$9.43
Granted	2,333,646	58.27
Vested	(955,404)	9.07
Forfeited	(67,000)	31.78
Unvested at March 31, 2020	3,374,075	$42.87

During the three months ended March 31, 2020 and 2019, the Company recorded $10,443,863 and $1,584,283 of expense related to RSUs, respectively. During the six months ended March 31, 2020 and 2019, the Company recorded $13,326,545 and $3,511,381 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of March 31, 2020 the pre-tax compensation expense for all unvested RSUs in the amount of $89,156,048 will be recognized in the Company’s results of operations over a weighted average period of 3.5 years.

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

The following table summarizes fair value measurements at March 31, 2020 and September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$256,650,727	$—	$—	$256,650,727
Short-term investments	$51,185,466	$—	$—	$51,185,466
Long-term investments	$190,872,772	$—	$—	$190,872,772
Contingent consideration	$—	$—	$—	$—

September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$221,804,128	$—	$—	$221,804,128
Short-term investments	$37,122,478	$—	$—	$37,122,478
Long-term investments	$45,051,251	$—	$—	$45,051,251
Contingent consideration	$—	$—	$—	$—

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at March 31, 2020 and September 30, 2019.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, and ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disease (COPD). ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California. During the three months ended March 31, 2020, the Company entered into a sublease for additional research and development facility space in San Diego, California.

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

During the first half of fiscal 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease.  The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  The Company also filed an IND to begin a phase 1b study of ARO-HIF2, filed a CTA to begin a phase 1 study of ARO-HSD, and filed a CTA to begin phase 1 study of ARO-ENaC.

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

The Company is actively monitoring the novel coronavirus (“COVID-19”) situation.  The financial results for the three and six months ended March 31, 2020 were not significantly impacted by COVID-19.  The Company has paused enrollment in its two ARO-AAT studies: SEQUOIA and the ARO-AAT 2002 study, but now is working with sites and investigators to begin the process of resuming screening and enrollment.  Patients already enrolled in these studies continue to be dosed per protocol and continue to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred. Additionally, the Company’s operations at its research and development facility in Madison, WI and its corporate headquarters in Pasadena, CA have continued to operate with limited impact, other than for enhanced safety measures including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

Net losses were $19.8 million for the three months ended March 31, 2020 as compared to net income of $23.9 million for the three months ended March 31, 2019. Net losses were $22.5 million for the six months ended March 31, 2020 as compared to net income of $35.9 million for the six months ended March 31, 2019. Net losses per share – diluted were $0.20 for the three months ended March 31, 2020 as compared to net income per share - diluted of $0.24 for the three months ended March 31, 2019. Net losses per share – diluted were $0.23 for the six months ended March 31, 2020 as compared to net income per share – diluted of $0.37 for the six months ended March 31, 2019. An increase in research and development and general and administrative expenses coupled with a decrease in revenue from the license and collaboration agreements with Janssen were the drivers of the increase in net losses and net losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through the Janssen License Agreement, Janssen Collaboration Agreement and JJDC Stock Purchase Agreement, executed in October 2018.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and two $25 million milestone payments.  Additionally, in December 2019, the Company completed a securities offering which generated approximately $250.5 million in net cash proceeds.   These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $256.7 million of cash and cash equivalents, $51.0 million in short-term investments, $190.6 million of long term investments and $561.1 million of total assets as of March 31, 2020, as compared to $221.8 million, $36.9 million, $44.2 million and $349.8 million as of September 30, 2019, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$23,528,853	$48,148,275
Operating Income (Loss)	(22,240,255)	22,010,692
Net Income (Loss)	(19,835,570)	23,896,982
Net Income (Loss) per Share (Diluted)	$(0.20)	$0.24

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Revenue	$52,983,433	$82,806,171
Operating Income (Loss)	(27,093,848)	32,956,836
Net Income (Loss)	(22,509,298)	35,934,235
Net Income (Loss) per Share (Diluted)	$(0.23)	$0.37

The decrease in our Revenue during the three and six months ended March 31, 2020 was driven by the timing of progress achieved in completing our performance obligation from our agreements with Janssen and JJDC, which were executed in October 2018.  The increase in our Net Loss during the three and six months ended March 31, 2020 was driven by this decrease in Revenue and also increases in Research and Development and General and Administrative Expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue was $23,528,853 for the three months ended March 31, 2020 and $48,148,275 for the three months ended March 31, 2019. Total revenue was $52,983,433 for the six months ended March 31, 2020 and $82,806,171 for the six months ended March 31, 2019.  Revenue in the both periods is primarily related to the recognition of a portion of the $252.5 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation within those agreements.

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

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three and six months ended March 31, 2020, the Company recognized $0 of Revenue associated with its agreements with Amgen. During the three and six months ended March 31, 2019, the Company recognized $0.3 million of Revenue associated with its agreements with Amgen. As of March 31, 2020, there was $0 contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the transaction price totaled approximately $252.5 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.5 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1 / 2 clinical trial are completed.  During the three months ended March 31, 2020 and 2019, the Company recognized approximately $22.2 million and $47.9 million of Revenue associated with its agreements with Janssen and JJDC, respectively. During the six months ended March 31, 2020 and 2019, the Company recognized approximately $50.9 million and $82.5 million of Revenue associated with its agreements with Janssen and JJDC, respectively. As of March 31, 2020, there were $0 in contract assets recorded as accounts receivable, and $33.2 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $33.2 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25 million milestone payments earned, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended March 31, 2020 and 2019, the Company recognized $1.4 million and $0 of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. During the six months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $0 of Revenue associated with these efforts on the ARO-JNJ1 candidate, respectively. As of March 31, 2020, there were $1.3 million of contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and six months ended March 31, 2020 and 2019 are shown in the tables below.

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

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2020	Category	March 31, 2019	Category	$	%
Salaries	$4,216	14%	$3,387	16%	$829	24%
Stock compensation	2,953	10%	881	4%	2,072	235%
In Vivo studies	776	3%	413	2%	363	88%
Drug manufacturing	7,377	25%	7,430	36%	(53)	-1%
Toxicity/efficacy studies	2,171	7%	2,410	12%	(239)	-10%
Clinical trials	5,268	18%	3,205	15%	2,063	64%
License, royalty & milestones	900	3%	-	0%	900	N/A
Facilities related	823	3%	783	4%	40	5%
Depreciation/amortization	1,219	4%	1,170	6%	49	4%
Other R&D	3,740	13%	1,120	5%	2,620	234%
Total	$29,443	100%	$20,799	100%	$8,644	42%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2020	Category	March 31, 2019	Category	$	%
Salaries	$8,312	16%	$6,664	17%	$1,648	25%
Stock compensation	4,115	8%	1,522	4%	2,593	170%
In Vivo studies	1,747	3%	896	2%	851	95%
Drug manufacturing	12,485	24%	13,234	35%	(749)	-6%
Toxicity/efficacy studies	6,123	12%	4,821	13%	1,302	27%
Clinical trials	9,635	18%	5,447	14%	4,188	77%
License, royalty & milestones	903	2%	-	0%	903	N/A
Facilities related	1,444	3%	1,366	4%	78	6%
Depreciation/amortization	2,330	4%	2,342	6%	(12)	-1%
Other R&D	5,723	11%	2,079	5%	3,644	175%
Total	$52,817	100%	$38,371	100%	$14,446	38%

Salaries expense increased by $829,000 from $3,387,000 during the three months ended March 31, 2019 to $4,216,000 during the current period. Salaries expense increased by $1,648,000 from $6,664,000 during the six months ended March 31, 2019 to $8,312,000 during the current period.   The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $2,072,000 from $881,000 during the three months ended March 31, 2019 to $2,953,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $2,593,000 from $1,522,000 during the six months ended March 31, 2019 to $4,115,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased by $363,000 from $413,000 during the three months ended March 31, 2019 to $776,000 during the current period. In vivo studies expense increased by $851,000 from $896,000 during the six months ended March 31, 2019 to $1,747,000 during the current period. In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in vivo studies expense is the result of the timing of discovery studies being completed between periods.

Drug manufacturing expense decreased by $53,000 from $7,430,000 during the three months ended March 31, 2019 to $7,377,000 during the current period. Drug manufacturing expense decreased by $749,000 from $13,234,000 during the six months ended March 31, 2019 to $12,485,000 during the current period.   The decrease in the expense primarily relates to the timing of manufacturing campaigns in preparation for our candidate clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense decreased by $239,000 from $2,410,000 during the three months ended March 31, 2019 to $2,171,000 during the current period. Toxicity/efficacy studies expense increased by $1,302,000 from $4,821,000 during the six months ended March 31, 2019 to $6,123,000 during the current period. This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The change in the expense primarily relates to toxicology studies for ARO-ANG3, ARO-APOC3, ARO-HIF2 and ARO-HSD as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $2,063,000 from $3,205,000 during the three months ended March 31, 2019 to $5,268,000 during the current period. Clinical trials expense increased by $4,188,000 from $5,447,000 during the six months ended March 31, 2019 to $9,635,000 during the current period. The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, and the progression of the ARO-ANG3 and ARO-APOC3 clinical trials, and the start up of the ARO-HSD and ARO-HIF2 clinical trials. We anticipate this expense to increase as our current clinical candidates progress through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense increased by $900,000 from $0 during the three months ended March 31, 2019 to $900,000 during the current period. License, royalty and milestones expense increased by $903,000 from $0 during the six months ended March 31, 2019 to $903,000 during the current period. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment. During the three and six months ended March 31, 2020, the Company accrued a $0.9 million milestone payment related to the progression of the ARO-ENaC program.  During the three and six months ended March 31, 2019, the Company did not accrue for any milestone payments.

Facilities expense increased by $40,000 from $783,000 during the three months ended March 31, 2019 to $823,000 during the current period. Facilities expense increased by $78,000 from $1,366,000 during the six months ended March 31, 2019 to $1,444,000 during the current period This category includes rental costs for our research and development facility in Madison, Wisconsin.  The increase in the expense is primarily due to increased rental and common area maintenance expenses for our research and development facility.

Depreciation and amortization expense, a non-cash expense, increased by $49,000 from $1,170,000 during the three months ended March 31, 2019 to $1,219,000 during the current period. Depreciation and amortization expense, a non-cash expense, decreased by $12,000 from $2,342,000 during the six months ended March 31, 2019 to $2,330,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment at our Madison research facility.  In addition, the Company records depreciation on leasehold improvements at its Madison research facility. Depreciation and amortization expense was relatively consistent in both the three month and six month periods.

Other research expense increased by $2,620,000 from $1,120,000 during the three months ended March 31, 2019 to $3,740,000 during the current period. Other research expense increased by $3,644,000 from $2,079,000 during the six months ended March 31, 2019 to $5,723,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses. The increase in other research expense is due to additional in-house laboratory supplies for our increased headcount and partially due to equipment purchased for the new San Diego research and development facility.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2020	Category	March 31, 2019	Category	$	%
Salaries	$3,033	19%	$1,579	30%	$1,454	92%
Stock compensation	10,019	61%	1,720	32%	8,299	483%
Professional/outside services	1,677	10%	1,362	26%	315	23%
Facilities related	418	3%	265	5%	153	58%
Depreciation/amortization	153	1%	6	0%	147	2450%
Other G&A	1,026	6%	407	8%	619	152%
Total	$16,326	100%	$5,339	100%	$10,987	206%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2020	Category	March 31, 2019	Category	$	%
Salaries	$7,114	26%	$3,667	32%	$3,447	94%
Stock compensation	13,349	49%	3,797	33%	9,552	252%
Professional/outside services	3,499	13%	2,581	23%	918	36%
Facilities related	1,211	4%	563	5%	648	115%
Depreciation/amortization	302	1%	11	0%	291	2645%
Other G&A	1,785	7%	860	8%	925	108%
Total	$27,260	100%	$11,479	100%	$15,781	137%

Salaries expense increased by $1,454,000 from $1,579,000 during the three months ended March 31, 2019 to $3,033,000 during the current period. Salaries expense increased by $3,447,000 from $3,667,000 during the six months ended March 31, 2019 to $7,114,000 during the current period.   The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense, a non-cash expense, increased by $8,299,000 from $1,720,000 during the three months ended March 31, 2019 to $10,019,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $9,552,000 from $3,797,000 during the six months ended March 31, 2019 to $13,349,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in expense is primarily due to the timing of the achievement of certain performance-based awards in each period.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $315,000 from $1,362,000 during the three months ended March 31, 2019 to $1,677,000 during the current period. Professional/outside services expense increased by $918,000 from $2,581,000 during the six months ended March 31, 2019 to $3,499,000 during the current period. The increases in the expense in the three and six month periods are primarily related to recruiting fees for increased headcount.

Facilities-related expense increased by $153,000 from $265,000 during the three months ended March 31, 2019 to $418,000 during the current period. Facilities-related expense increased by $648,000 from $563,000 during the six months ended March 31, 2019 to $1,211,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in the expense is primarily related to costs incurred as we moved into our new corporate headquarters during the current period.

Depreciation and amortization expense, a noncash expense, increased by $147,000 from $6,000 during the three months ended March 31, 2019 to $153,000 during the current period. Depreciation and amortization expense, a noncash expense, increased by $291,000 from $11,000 during the six months ended March 31, 2019 to $302,000 during the current period. The majority of general and administrative depreciation and amortization expense relates to depreciation on leasehold improvements at our Pasadena headquarters. The increase in the expense is primarily related to amortization of leasehold improvements for our new corporate headquarters.

Other G&A expense increased by $619,000 from $407,000 during the three months ended March 31, 2019 to $1,026,000 during the current period.  Other G&A expense increased by $925,000 from $860,000 during the six months ended March 31, 2019 to $1,785,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to increased communication and technology and office expenses associated with our new corporate headquarters.

Other Income / Expense

Other income / expense was income of $2,404,685 and $1,886,290 during the three months ended March 31, 2020 and 2019, respectively. Other income / expense was income of $4,584,550 and $2,977,399 during the six months ended March 31, 2020 and 2019, respectively.  Other income / expense in the both periods was interest income earned on the Company’s investments.  This interest income has increased in the current periods as our investment holdings have grown.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At March 31, 2020, the Company had cash on hand of approximately $256.7 million as compared to $221.8 million at September 30, 2019.  Excess cash invested in short-term fixed income securities was $51.0 million at March 31, 2020, compared to $36.9 million at September 30, 2019.  Excess cash invested in long-term fixed income securities was $190.6 million at March 31, 2020, compared to $44.2 million at September 30, 2019.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the six months ended March 31, 2020 and 2019 is as follows:

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Cash Flow from Continuing Operations:
Operating Activities	$(51,114,395)	$148,698,255
Investing Activities	(168,849,557)	(78,973,570)
Financing Activities	254,810,551	61,781,310
Net Increase (Decrease) in Cash	34,846,599	131,505,995
Cash and Cash Equivalents at Beginning of Period	221,804,128	30,133,213
Cash and Cash Equivalents at End of Period	$256,650,727	$161,639,208

During the six months ended March 31, 2020, the Company used $51.1 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $168.8 million, which was primarily related to the purchase of fixed-income investments of $180.5 million and property and equipment of $7.9 million, partially offset by maturities of fixed-income securities of $19.6 million.  Cash provided by financing activities of $254.8 million was driven by the securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $4.3 million in cash received from stock option exercises.

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

The disclosure below supplements the risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2019. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Our results of operations and financial condition may be adversely affected by the novel coronavirus (COVID-19) pandemic and other public health epidemics.

Our business and its operations, including but not limited to our research and development activities and our supply chain, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States, and has been declared a pandemic by the World Health Organization. In response to public health directives and orders related to COVID-19, we have implemented work-from-home policies for substantially all of our employees to the extent work can be performed effectively at home. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our productivity, disrupt our business, increase our expenses, including costs associated with preventive and precautionary measures that we, companies with which we conduct business, and governments are taking, and delay our clinical trials and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at our business partners in the United States and other countries, or our access to raw materials for our research and development facility discovery efforts, which would disrupt our supply chain.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, we have paused enrollment in our two ARO-AAT studies: SEQUOIA and the ARO-AAT 2002 study. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving authorization from local regulatory authorities to initiate any planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, the determine the outcomes of the trial;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;
•	risk that participants enrolled in our clinical trials will not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and
•	interruption or delays to our clinical activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our results of operations and financial condition

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1 31.1

Sublease agreement by and between Halozyme, Inc. and Arrowhead Pharmaceuticals Inc. dated March 3, 2020*†

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

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Furnished herewith
†

Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the       identified    confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2020

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer