Form 10-Q
period 2020-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2020-08-05
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	ARWR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 27, 2020 was 102,291,803.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(unaudited) June 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,322,617	$221,804,128
Accounts receivable	21,692,564	661,361
Prepaid expenses	4,096,473	3,317,999
Other current assets	2,411,937	2,563,435
Short term investments	67,709,263	36,899,894
TOTAL CURRENT ASSETS	315,232,854	265,246,817
Property and equipment, net	30,389,707	23,214,899
Intangible assets, net	15,788,258	17,063,580
Long term investments	177,529,881	44,175,993
Right-of-use assets	16,522,013	-
Other assets	265,359	144,148
TOTAL ASSETS	$555,728,072	$349,845,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,073,869	$7,649,921
Accrued expenses	9,414,696	6,504,729
Accrued payroll and benefits	1,991,001	4,955,887
Lease liabilities	1,011,951	-
Deferred rent	-	173,952
Deferred revenue	26,274,362	77,769,629
Other current liabilities	17,262	16,561
TOTAL CURRENT LIABILITIES	42,783,141	97,070,679
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	20,359,726	-
Deferred rent, net of current portion	-	3,703,364
Deferred revenue, net of current portion	-	5,035,142
TOTAL LONG-TERM LIABILITIES	20,359,726	8,738,506
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 102,250,872 and 95,506,271 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	194,620	187,876
Additional paid-in capital	948,532,470	664,086,155
Accumulated other comprehensive income (loss)	(175,219)	(391,624)
Accumulated deficit	(455,411,478)	(419,290,967)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	493,140,393	244,591,440
Noncontrolling interest	(555,188)	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	492,585,205	244,036,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$555,728,072	$349,845,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$27,375,778	$42,696,636	$80,359,211	$125,502,807
OPERATING EXPENSES
Research and development	32,573,134	19,291,710	85,390,086	57,662,381
General and administrative expenses	10,748,506	4,809,177	38,008,836	16,287,841
TOTAL OPERATING EXPENSES	43,321,640	24,100,887	123,398,922	73,950,222
OPERATING INCOME (LOSS)	(15,945,862)	18,595,749	(43,039,711)	51,552,585
OTHER INCOME (EXPENSE)
Interest income (expense), net	2,334,649	1,739,959	6,919,200	4,717,359
TOTAL OTHER INCOME (EXPENSE)	2,334,649	1,739,959	6,919,200	4,717,359
INCOME (LOSS) BEFORE INCOME TAXES	(13,611,213)	20,335,708	(36,120,511)	56,269,944
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	(13,611,213)	20,335,708	(36,120,511)	56,269,944
NET INCOME (LOSS) PER SHARE - BASIC	$(0.13)	$0.21	$(0.36)	$0.60
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.13)	$0.21	$(0.36)	$0.58
Weighted average shares outstanding - basic	101,843,436	94,935,471	100,184,216	93,364,102
Weighted average shares outstanding - diluted	101,843,436	98,884,744	100,184,216	97,814,019
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	453,895	(31,172)	216,405	(81,514)
COMPREHENSIVE INCOME (LOSS)	$(13,157,318)	$20,304,536	$(35,904,106)	$56,188,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at March 31, 2019	94,665,718	$187,035	$652,411,876	$(71,906)	$(451,331,580)	$(555,188)	$200,640,237
Stock-based compensation	-	-	1,957,993	-	-	-	1,957,993
Exercise of stock options	541,919	542	2,766,732	-	-	-	2,767,274
Foreign currency translation adjustments	-	-	-	(31,172)	-	-	(31,172)
Net income (loss) for the three months ended June 30, 2019	-	-	-	-	20,335,708	-	20,335,708
Balance at June 30, 2019	95,207,637	$187,577	$657,136,601	$(103,078)	$(430,995,872)	$(555,188)	$225,670,040

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at March 31, 2020	101,748,107	$194,117	$936,353,920	$(629,114)	$(441,800,265)	$(555,188)	$493,563,470
Stock-based compensation	-	-	10,046,208	-	-	-	10,046,208
Exercise of stock options	302,765	303	2,132,542	-	-	-	2,132,845
Common stock - restricted stock units vesting	200,000	200	(200)	-	-	-	-
Foreign currency translation adjustments	-	-	-	453,895	-	-	453,895
Net income (loss) for the three months ended June 30, 2020	-	-	-	-	(13,611,213)	-	(13,611,213)
Balance at June 30, 2020	102,250,872	$194,620	$948,532,470	$(175,219)	$(455,411,478)	$(555,188)	$492,585,205

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	7,276,875	-	-	-	7,276,875
Exercise of stock options	1,244,161	1,244	6,440,761	-	-	-	6,442,005
Common stock - restricted stock units vesting	2,197,305	2,197	(2,197)	-	-	-	-
Common stock - issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(81,514)	-	-	(81,514)
Net income (loss) for the nine months ended June 30, 2019	-	-	-	-	56,269,944	-	56,269,944
Balance at June 30, 2019	95,207,637	$187,577	$657,136,601	$(103,078)	$(430,995,872)	$(555,188)	$225,670,040

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252
Stock-based compensation	-	-	27,509,663	-	-	-	27,509,663
Exercise of stock options	989,197	989	6,463,433	-	-	-	6,464,422
Common stock - restricted stock units vesting	1,155,404	1,155	(1,155)	-	-	-	-
Common stock - issued for cash	4,600,000	4,600	250,474,374	-	-	-	250,478,974
Foreign currency translation adjustments	-	-	-	216,405	-	-	216,405
Net income (loss) for the nine months ended June 30, 2020	-	-	-	-	(36,120,511)	-	(36,120,511)
Balance at June 30, 2020	102,250,872	$194,620	$948,532,470	$(175,219)	$(455,411,478)	$(555,188)	$492,585,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,120,511)	$56,269,944
Stock-based compensation	27,509,663	7,276,875
Depreciation and amortization	4,167,873	3,356,769
Amortization/(accretion) of note premiums	652,747	682,243
Changes in operating assets and liabilities:
Accounts receivable	(21,031,203)	(1,716,736)
Prepaid expenses and other current assets	(863,287)	(2,393,230)
Deferred revenue	(56,530,409)	97,940,261
Accounts payable	(3,576,053)	1,824,146
Accrued expenses	(54,217)	(3,477,235)
Other	1,303,852	(538,020)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(84,541,545)	159,225,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,067,360)	(4,170,285)
Purchases of marketable securities	(193,964,290)	(90,266,001)
Proceeds from sale of marketable securities	29,148,287	29,861,219
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(174,883,363)	(64,575,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(2,415,150)
Proceeds from the exercises of stock options	6,464,423	6,442,005
Proceeds from the issuance of common stock	250,478,974	60,521,729
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	256,943,397	64,548,584
NET INCREASE (DECREASE) IN CASH	(2,481,511)	159,198,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	221,804,128	30,133,213
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,322,617	$189,331,747
Supplementary disclosures:
Interest paid	$-	$(27,437)
Income Taxes Paid	$-	$(2,400)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (COPD) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California. In March 2020, the Company entered into a sublease for additional research and development facility space in San Diego, California as discussed further in Note 8 below.

During fiscal year 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease. In addition, the Company also dosed the first patients in AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNA interference therapeutic being developed as a treatment for patients with alcohol related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH). The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  In addition, the Company filed an investigational new drug (“IND”) application to begin a phase 1b study of ARO-HIF2 and filed a clinical trials application (“CTA”) to begin a phase 1 study of ARO-ENaC.

The Company’s partnered candidates under its collaboration agreements with Janssen and Amgen also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a $25 million milestone payment under the License Agreement (“Janssen License Agreement”).  Janssen has also nominated the first of 3 potential candidates under the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”), ARO-JNJ1, and the Company is currently performing discovery, optimization and preclinical research and development for this candidate.  Under the terms of the Janssen agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, two $25 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA), (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), continues to progress.  The Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement.  In July 2020, Amgen initiated a Phase 2 clinical study, which will result in a $20 million milestone payment to the Company.

The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and nine months ended June 30, 2020 were not significantly impacted by COVID-19. The Company temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients during the three months ended June 30, 2020. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

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

At June 30, 2020 the Company had $219.3 million in cash and cash equivalents (including $1.8 million in restricted cash), $67.7 million in short-term investments, and $177.5 million in long-term investments to fund operations.  During the nine months ended June 30, 2020, the Company’s cash and investments balance increased by $161.7 million, which was primarily the result of the December 2019 securities offering that generated $250.5 million in net cash proceeds for the Company, as discussed further in Note 6 below.  These cash inflows were partially offset by cash outflows primarily related to operating activities.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842), as discussed below.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic ASC 842).  Under ASC 842, lessees are required to recognize a right-of-use asset and a right-of-use lease liability for virtually all leases other than those that meet the definition of a short-term lease. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  The Company adopted this standard effective October 1, 2019 and elected the package of three practical expedients that permits an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  At June 30 2020, the Company has recorded right-of-use assets of $16.5 million and right-of-use liabilities of

$21.4 million on its Consolidated Balance Sheets for its research and development facility leases in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters lease in Pasadena, California, as discussed further in Note 8 below.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Comprehensive Income (Loss) and the Company’s Consolidated Statement of Cash Flows.

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

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which will result in a $20 million milestone payment to the Company. During the three months ended June 30, 2020 and 2019, the Company recognized $20.0 million and $0 million of Revenue associated with its agreements with Amgen, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized $20.0 million and $0.3 million of Revenue associated with its agreements with Amgen, respectively. As of June 30, 2020, there were $20.0 million in contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s ongoing Phase 1/2 study of JNJ-3989 (ARO-HBV), Janssen will be wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and will not include candidates in the Company’s current pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock under the JJDC Stock Purchase Agreement, and two $25 million milestone payments, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the ongoing Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1/2 clinical trial are completed.  During the three months ended June 30, 2020 and 2019, the Company recognized approximately $6.9 million and $42.3 million of Revenue associated with its agreements with Janssen and JJDC, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized approximately $57.9 million and $124.8 million of Revenue associated with its agreements with Janssen and JJDC, respectively. As of June 30, 2020, there were $0 in contract assets recorded as accounts receivable, and $26.3 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $26.3 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25 million milestone payments earned, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended June 30, 2020 and 2019, the Company recognized approximately $0.4 million and $0.4 million of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized $2.4 million and $0.4 million of Revenue associated with these efforts on the ARO-JNJ1 candidate, respectively. As of June 30, 2020, there were $1.7 million of contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2020	September 30, 2019
Computers, office equipment and furniture	$661,927	$637,577
Research equipment	19,514,871	12,932,304
Software	293,189	147,254
Leasehold improvements	24,883,656	21,579,415
Total gross fixed assets	45,353,643	35,296,550
Less: Accumulated depreciation and amortization	(14,963,936)	(12,081,651)
Property and equipment, net	$30,389,707	$23,214,899

Depreciation and amortization expense for property and equipment for the three months ended June 30, 2020 and 2019 was $1,111,293 and $578,342, respectively.  Depreciation and amortization expense for property and equipment for the nine months ended June 30, 2020 and 2019 was $2,892,551 and $2,081,447, respectively.

NOTE 4. INVESTMENTS

The Company invests a portion of its excess cash balances in short-term and long-term debt securities.  Investments at June 30, 2020 consisted of corporate bonds with maturities remaining of less than 36 months.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities.  At June 30, 2020, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term and long-term investments as of June 30, 2020 and September 30, 2019.

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$67,709,263	$1,188,416	$—	$68,897,679
Commercial notes (due within one through three years)	$177,529,881	$5,845,177	$(14,833)	$183,360,225
Total	$245,239,144	$7,033,593	$(14,833)	$252,257,904

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,899,894	$222,584	$—	$37,122,478
Commercial notes (due within one through three years)	$44,175,993	$875,258	$—	$45,051,251
Total	$81,075,887	$1,097,842	$—	$82,173,729

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $791,495.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $8,277,460.  Amortization expense for the three months ended June 30, 2020 and 2019 was $425,107 and $425,107, respectively. Amortization expense for the nine months ended June 30, 2020 and 2019 was $1,275,322 and $1,275,322, respectively. Amortization expense is expected to be $425,107 for the remainder of fiscal 2020, $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, $1,700,429 in 2024, and $8,561,435 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2019	$17,063,580
Impairment	—
Amortization	(1,275,322)
Balance at June 30, 2020	$15,788,258

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2020, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2020, 102,250,872 shares of Common Stock were outstanding.  At June 30, 2020, 8,252,796 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

In December 2019, the Company sold 4,600,000 shares of its Common Stock in a public offering at a price of $58.00 per share.  The aggregate purchase price paid by the investors for the Common Stock was $266.8 million, and the Company received net proceeds of $250.5 million after deducting advisory fees and offering expenses.

Effective August 5, 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. No sales have been made under the ATM Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

On occasion, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of June 30, 2020.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies, and for clinical studies.  As of June 30, 2020, these future commitments were estimated at approximately $83.0 million, of which approximately $20.5 million is expected to be incurred in fiscal 2020, and $62.5 million is expected to be incurred beyond fiscal 2020.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended June 30, 2020, the Company did not accrue any milestone payment. During the nine months ended June 30, 2020, the Company accrued a $0.9 million milestone payment related to the progression of the ARO-ENaC program. During the three and nine months ended June 30, 2019, the Company did not accrue for any milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027. The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2020.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 to expand the rentable square feet by an additional 14,000 square feet and to extend the lease expiration date to September 2029. In May 2020, the Company further amended the lease to increase the rentable square feet by an additional 26,000 square feet and extended the lease expiration date to September 30, 2031.  Lease payments are estimated to total approximately $26.2 million for the term. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2020.

In March 2020, the Company entered into a sublease agreement (the “Sublease”) with Halozyme, Inc. for additional research and development facility space in San Diego, California.  The Sublease provides additional space needed to accommodate the recent growth of the Company’s personnel and discovery efforts. The lease is for approximately 21,000 rentable square feet.  The term of the Sublease commenced on April 1, 2020 and will end on January 14, 2023.  Lease payments are estimated to total approximately $2.0 million over the term.

Operating lease cost during the three and nine months ended June 30, 2020 was $0.8 million and $1.7 million, respectively.  Variable lease costs during the three and nine months ended June 30, 2020 were $0.2 million and $0.6 million, respectively.  There was no short-term lease cost during the three and nine months ended June 30, 2020.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2020:

2020 (remainder of fiscal year)	$681,214
2021	3,091,900
2022	3,853,290
2023	3,406,754
2024	3,269,674
2025 and thereafter	18,689,588
Total lease payments	32,992,420
Less imputed interest	(11,620,743)
Total operating lease liabilities (includes current portion)	$21,371,677

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow for the three and nine months ended June 30, 2020 was $0.5 million and $1.1 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of June 30, 2020 was 9.6 years and 8.4%, respectively.

As of September 30, 2019, future minimum lease payments due in fiscal years under operating leases were as follows:

2020	$1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total	$22,385,552

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of June 30, 2020, 744,250 and 5,652,008 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2020, there were options granted and outstanding to purchase 744,250 and 2,672,851 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,583,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2020, there were 1,112,463 shares reserved for options and 744,075 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. During the three months ended June 30, 2020, 0 options and 0 restricted stock units were granted under the 2013 Incentive Plan, and 134,000 options and 153,000 restricted stock units were granted as inducement awards to new employees outside of equity incentive plans. During the nine months ended June 30, 2020, 310,500 options and 1,749,071 restricted stock units were granted under the 2013 Incentive Plan, and 477,000 options and 737,575 restricted stock units were granted as inducement awards to new employees outside of the equity incentive plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2019	4,773,670	$8.16
Granted	787,500	50.42
Cancelled	(42,409)	25.04
Exercised	(989,197)	6.54
Balance At June 30, 2020	4,529,564	$15.71	6.2 years	$133,654,814
Exercisable At June 30, 2020	2,928,765	$7.66	4.8 years	$104,700,213

Stock-based compensation expense related to stock options for the three months ended June 30, 2020 and 2019 was $2,659,265 and $1,016,206, respectively. Stock-based compensation expense related to stock options for the nine months ended June 30, 2020 and 2019 was $6,796,175 and $2,823,706, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended June 30, 2020 and 2019 was $3,421,181 and $1,316,220, respectively. The grant date fair value of the options granted by the Company for the nine months ended June 30, 2020 and 2019 was $30,020,524 and $9,453,469, respectively.

The intrinsic value of the options exercised during the three months ended June 30, 2020 and 2019 was $9,529,237 and $9,349,226, respectively. The intrinsic value of the options exercised during the nine months ended June 30, 2020 and 2019 was $39,775,062 and $17,471,520, respectively.

As of June 30, 2020, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $35,021,715 will be recognized in the Company’s results of operations over a weighted average period of 3.3 years.

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

The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2020	2019
Dividend yield	—	—
Risk-free interest rate	0.4 – 1.8%	1.9 – 3.1%
Volatility	90.5 – 91.9%	115%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$38.12	$12.21

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (RSUs), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducements grants granted outside of the Plan. During the three months ended June 30, 2020, the Company issued 0 RSUs under the 2013 Incentive Plan and 153,000 RSUs as inducement awards. During the nine months ended June 30, 2020, the Company issued 1,749,071 RSUs under the 2013 Incentive Plan and 737,575 RSUs as inducement awards. At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2019	2,062,833	$9.43
Granted	2,486,646	57.04
Vested	(1,155,404)	9.65
Forfeited	(67,000)	31.78
Unvested at June 30, 2020	3,327,075	$44.49

During the three months ended June 30, 2020 and 2019, the Company recorded $7,386,943 and $941,788 of expense related to RSUs, respectively. During the nine months ended June 30, 2020 and 2019, the Company recorded $20,713,488 and $4,453,169 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of June 30, 2020 the pre-tax compensation expense for all unvested RSUs in the amount of $87,634,315 will be recognized in the Company’s results of operations over a weighted average period of 3.3 years.

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

The following table summarizes fair value measurements at June 30, 2020 and September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$219,322,617	$—	$—	$219,322,617
Short-term investments	$68,897,679	$—	$—	$68,897,679
Long-term investments	$183,360,225	$—	$—	$183,360,225
Contingent consideration	$—	$—	$—	$—

September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$221,804,128	$—	$—	$221,804,128
Short-term investments	$37,122,478	$—	$—	$37,122,478
Long-term investments	$45,051,251	$—	$—	$45,051,251
Contingent consideration	$—	$—	$—	$—

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at June 30, 2020 and September 30, 2019.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (AATD), ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (COPD) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1 is being developed for an undisclosed liver-expressed target under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates a lab facility in Madison, Wisconsin, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California. In March 2020, the Company entered into a sublease for additional research and development facility space in San Diego, California.

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

During fiscal year 2020, the Company has continued to develop its pipeline and partnered candidates.  The Company has began dosing in an adaptive design phase 2/3 trial, called SEQUOIA, with the potential to serve as a pivotal registration study of ARO-AAT.  The Company also began dosing in its ARO-AAT 2002 study, a pilot open-label, multi-dose Phase 2 study to assess changes in novel histological activity scale in response to ARO-AAT over time in patients with alpha-1 antitrypsin deficiency associated liver disease. In addition, the Company also dosed the first patients in AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNA interference therapeutic being developed as a treatment for patients with alcohol related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH). The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, in two late-breaking oral presentations at the American Heart Association Scientific Sessions 2019.  In addition, the Company filed an investigational new drug (“IND”) application to begin a phase 1b study of ARO-HIF2 and filed a clinical trials application (“CTA”) to begin a phase 1 study of ARO-ENaC.

The Company’s partnered candidates under its collaboration agreements with Janssen and Amgen also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a $25 million milestone payment under the License Agreement (“Janssen License Agreement”). Janssen has also nominated the first of 3 potential candidates under the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”), ARO-JNJ1, and the Company is currently performing discovery, optimization and preclinical research and development for this candidate.  Under the terms of the Janssen agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead common stock under the Stock Purchase Agreement (“JJDC Stock Purchase Agreement”), two $25 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.  The Company’s collaboration agreement with Amgen for AMG 890 (ARO-LPA), (the “Second Collaboration and License Agreement” or “AMG 890 (ARO-LPA) Agreement”), continues to progress.  The Company has received $35 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, a $10 million milestone payment, and may receive up to $420 million in development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the AMG 890 (ARO-LPA) Agreement. In July 2020, Amgen initiated a Phase 2 clinical study, which will result in a $20 million milestone payment to the Company.

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

The Company is actively monitoring the COVID-19 pandemic.  The financial results for the three and nine months ended June 30, 2020 were not significantly impacted by COVID-19.  The Company temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients during the three months ended June 30, 2020.  During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

Net losses were $13.6 million for the three months ended June 30, 2020 as compared to net income of $20.3 million for the three months ended June 30, 2019. Net losses were $36.1 million for the nine months ended June 30, 2020 as compared to net income of $56.3 million for the nine months ended June 30, 2019. Net losses per share – diluted were $0.13 for the three months ended June 30, 2020 as compared to net income per share - diluted of $0.21 for the three months ended June 30, 2019. Net losses per share – diluted were $0.36 for the nine months ended June 30, 2020 as compared to net income per share – diluted of $0.58 for the nine months ended June 30, 2019. An increase in research and development and general and administrative expenses coupled with a decrease in revenue from the license and collaboration agreements with Janssen were the drivers of the increase in net losses and net losses per share, as discussed further below.

The Company strengthened its liquidity and financial position through the Janssen License Agreement, Janssen Collaboration Agreement and JJDC Stock Purchase Agreement, executed in October 2018.  Under the terms of the agreements taken together, the Company has received $175 million as an upfront payment, $75 million in the form of an equity investment by JJDC in Arrowhead common stock, and two $25 million milestone payments.  Additionally, in December 2019, the Company completed a securities offering which generated approximately $250.5 million in net cash proceeds. Moreover, effective August 5, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “ATM Agreement”), which provides that, subject to the conditions and limitations set forth in the ATM Agreement, the Company may elect, from time to time, to issue and sell shares of the Company’s common stock up to $250 million. These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $219.3 million of cash and cash equivalents, $67.7 million in short-term investments, $177.5 million of long term investments and $555.7 million of total assets as of June 30, 2020, as compared to $221.8 million, $36.9 million, $44.2 million and $349.8 million as of September 30, 2019, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying generally accepted accounting principles in the United States (“GAAP”) in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements. For further information, see Note 1, Organization and Significant Accounting Policies, to our Consolidated Financial Statements, which outlines our application of significant accounting policies.

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842), as discussed below:

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Revenue	$27,375,778	$42,696,636
Operating Income (Loss)	(15,945,862)	18,595,749
Net Income (Loss)	(13,611,213)	20,335,708
Net Income (Loss) per Share (Diluted)	$(0.13)	$0.21

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
Revenue	$80,359,211	$125,502,807
Operating Income (Loss)	(43,039,711)	51,552,585
Net Income (Loss)	(36,120,511)	56,269,944
Net Income (Loss) per Share (Diluted)	$(0.36)	$0.58

The decrease in our Revenue during the three and nine months ended June 30, 2020 was driven by the timing of progress achieved in completing our performance obligation from our agreements with Janssen and JJDC, which were executed in October 2018; partially offset by the $20 million milestone revenue from Amgen for the initiation of phase 2 clinical study for AMG 890 (ARO-LPA).  The increase in our Net Loss during the three and nine months ended June 30, 2020 was driven by this decrease in Revenue and also increases in Research and Development and General and Administrative Expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue was $27,375,778 for the three months ended June 30, 2020 and $42,696,636 for the three months ended June 30, 2019. Total revenue was $80,359,211 for the nine months ended June 30, 2020 and $125,502,807 for the nine months ended June 30, 2019.  Revenue in the both periods is primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation within those agreements.

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

The Company substantially completed its performance obligations under the AMG 890 (ARO-LPA) Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which will result in a $20 million milestone payment to the Company. During the three months ended June 30, 2020 and 2019, the Company recognized $20 million and $0 million of Revenue associated with its agreements with Amgen, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized $20 million and $0.3 million of Revenue associated with its agreements with Amgen, respectively.  As of June 30, 2020, there were $20 million in contract assets recorded as accounts receivable, and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the ongoing phase 1/2 clinical trial are completed.  During the three months ended June 30, 2020 and 2019, the Company recognized approximately $6.9 million and $42.3 million of Revenue associated with its agreements with Janssen and JJDC, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized approximately $57.9 million and $124.8 million of Revenue associated with its agreements with Janssen and JJDC, respectively. As of June 30, 2020, there were $0 in contract assets recorded as accounts receivable, and $26.3 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $26.3 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25 million milestone payments earned, net of revenue recognized to date.

Janssen has also selected the first of the three targets under the Janssen Collaboration Agreement, now referred to as ARO-JNJ1, and the Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended June 30, 2020 and 2019, the Company recognized approximately $0.4 million and $0.4 million of Revenue associated with its efforts on the ARO-JNJ1 candidate, respectively. During the nine months ended June 30, 2020 and 2019, the Company recognized $2.4 million and $0.4 million of Revenue associated with these efforts on the ARO-JNJ1 candidate, respectively. As of June 30, 2020, there were $1.7 million of contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2020 and 2019 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development efforts, and related program costs which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facilities in Madison, Wisconsin and San Diego, California, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison research facility.  The following table provides details of research and development expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2020	Category	June 30, 2019	Category	$	%
Salaries	$4,861	15%	$3,456	18%	$1,405	41%
Stock compensation	5,296	16%	931	5%	4,365	469%
In Vivo studies	810	3%	766	4%	44	6%
Drug manufacturing	6,607	20%	4,907	25%	1,700	35%
Toxicity/efficacy studies	3,019	9%	1,858	10%	1,161	62%
Clinical trials	6,129	19%	4,310	22%	1,819	42%
License, royalty & milestones	-	0%	-	0%	-	N/A
Facilities related	1,209	4%	652	3%	557	85%
Depreciation/amortization	1,382	4%	998	5%	384	38%
Other R&D	3,260	10%	1,414	7%	1,846	131%
Total	$32,573	100%	$19,292	100%	$13,281	69%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2020	Category	June 30, 2019	Category	$	%
Salaries	$13,173	15%	$10,121	18%	$3,052	30%
Stock compensation	9,411	11%	2,453	4%	6,958	284%
In Vivo studies	2,557	3%	1,661	3%	896	54%
Drug manufacturing	19,092	22%	18,141	32%	951	5%
Toxicity/efficacy studies	9,142	11%	6,679	12%	2,463	37%
Clinical trials	15,764	19%	9,756	17%	6,008	62%
License, royalty & milestones	903	1%	-	0%	903	N/A
Facilities related	2,653	3%	2,018	4%	635	31%
Depreciation/amortization	3,712	4%	3,340	6%	372	11%
Other R&D	8,983	11%	3,493	6%	5,490	157%
Total	$85,390	100%	$57,662	100%	$27,728	48%

Salaries expense increased by $1,405,000 from $3,456,000 during the three months ended June 30, 2019 to $4,861,000 during the current period. Salaries expense increased by $3,052,000 from $10,121,000 during the nine months ended June 30, 2019 to $13,173,000 during the current period.   The increase in the expense is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Stock compensation expense, a non-cash expense, increased by $4,365,000 from $931,000 during the three months ended June 30, 2019 to $5,296,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $6,958,000 from $2,453,000 during the nine months ended June 30, 2019 to $9,411,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

In vivo studies expense increased by $44,000 from $766,000 during the three months ended June 30, 2019 to $810,000 during the current period. In vivo studies expense increased by $896,000 from $1,661,000 during the nine months ended June 30, 2019 to $2,557,000 during the current period. In vivo studies expense can vary depending on the stage of preclinical candidates, the nature and amount of testing required and the cost variation of different in vivo testing models.  The increase in vivo studies expense is the result of the timing of discovery studies being completed between periods.

Drug manufacturing expense increased by $1,700,000 from $4,907,000 during the three months ended June 30, 2019 to $6,607,000 during the current period. Drug manufacturing expense increased by $951,000 from $18,141,000 during the nine months ended June 30, 2019 to $19,092,000 during the current period.   The increase in the expense primarily relates to the timing of manufacturing campaigns in preparation for our candidate clinical trials and toxicology studies.  We anticipate this expense to increase as the volume of candidates in our pipeline increases and as each candidate progresses through clinical trial phases.

Toxicity/efficacy studies expense increased by $1,161,000 from $1,858,000 during the three months ended June 30, 2019 to $3,019,000 during the current period. Toxicity/efficacy studies expense increased by $2,463,000 from $6,679,000 during the nine months ended June 30, 2019 to $9,142,000 during the current period. This category includes IND-enabling toxicology studies as well as post-IND toxicology studies, such as long-term toxicology studies, and other efficacy studies.  The change in the expense primarily relates to toxicology studies for ARO-ANG3, ARO-APOC3, ARO-HIF2 and ARO-HSD as each candidate progresses through and into clinical trials.  We anticipate this expense to increase as we prepare to enter clinical trials with our other drug candidates.

Clinical trials expense increased by $1,819,000 from $4,310,000 during the three months ended June 30, 2019 to $6,129,000 during the current period. Clinical trials expense increased by $6,008,000 from $9,756,000 during the nine months ended June 30, 2019 to $15,764,000 during the current period. The increase in the expense is primarily due to the ongoing ARO-AAT and JNJ-3989 (ARO-HBV) clinical trials, the progression of the ARO-ANG3 and ARO-APOC3 clinical trials, and the start up of the ARO-HSD, ARO-HIF2 and ARO-ENaC clinical trials. We anticipate this expense to increase as our current clinical candidates progress through clinical trials and as we enter clinical trials with our other drug candidates.

License, royalty and milestones expense did not change from $0 during the three months ended June 30, 2019 to $0 during the current period. License, royalty and milestones expense increased by $903,000 from $0 during the nine months ended June 30, 2019 to $903,000 during the current period. This category includes milestone payments which can vary from period to period depending on the nature of our various license agreements, and the timing of reaching various development milestones requiring payment. During the nine months ended June 30, 2020, the Company accrued a $0.9 million milestone payment related to the progression of the ARO-ENaC program.  During the nine months ended June 30, 2019, the Company did not accrue for any milestone payments.

Facilities expense increased by $557,000 from $652,000 during the three months ended June 30, 2019 to $1,209,000 during the current period. Facilities expense increased by $635,000 from $2,018,000 during the nine months ended June 30, 2019 to $2,653,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. The increase in the expense is primarily due the commencement of our sublease in San Diego, California in April 2020.

Depreciation and amortization expense, a non-cash expense, increased by $384,000 from $998,000 during the three months ended June 30, 2019 to $1,382,000 during the current period. Depreciation and amortization expense, a non-cash expense, increased by $372,000 from $3,340,000 during the nine months ended June 30, 2019 to $3,712,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison research facility.

Other research expense increased by $1,846,000 from $1,414,000 during the three months ended June 30, 2019 to $3,260,000 during the current period. Other research expense increased by $5,490,000 from $3,493,000 during the nine months ended June 30, 2019 to $8,983,000 during the current period.  This category includes the following costs to support discovery efforts and the advancement of current drug candidates: in-house laboratory supplies, outsourced labs services, and other miscellaneous research and development expenses. The increase in other research expense is due to additional in-house laboratory supplies for our increased headcount and partially due to equipment purchased for the new San Diego research and development facility.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2020	Category	June 30, 2019	Category	$	%
Salaries	$2,633	25%	$1,241	26%	$1,392	112%
Stock compensation	4,750	44%	1,027	21%	3,723	363%
Professional/outside services	2,020	19%	1,670	35%	350	21%
Facilities related	446	4%	241	5%	205	85%
Depreciation/amortization	154	1%	5	0%	149	2980%
Other G&A	746	7%	625	13%	121	19%
Total	$10,749	100%	$4,809	100%	$5,940	123%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2020	Category	June 30, 2019	Category	$	%
Salaries	$9,747	26%	$4,909	30%	$4,838	99%
Stock compensation	18,099	48%	4,824	30%	13,275	275%
Professional/outside services	5,519	15%	4,252	26%	1,267	30%
Facilities related	1,657	4%	803	5%	854	106%
Depreciation/amortization	456	1%	16	0%	440	2750%
Other G&A	2,531	7%	1,484	9%	1,047	71%
Total	$38,009	100%	$16,288	100%	$21,721	133%

Salaries expense increased by $1,392,000 from $1,241,000 during the three months ended June 30, 2019 to $2,633,000 during the current period. Salaries expense increased by $4,838,000 from $4,909,000 during the nine months ended June 30, 2019 to $9,747,000 during the current period. The increase in the expense is primarily driven by annual merit increases, performance bonuses and increased headcount.

Stock compensation expense, a non-cash expense, increased by $3,723,000 from $1,027,000 during the three months ended June 30, 2019 to $4,750,000 during the current period.  Stock compensation expense, a non-cash expense, increased by $13,275,000 from $4,824,000 during the nine months ended June 30, 2019 to $18,099,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in expense is primarily due to the timing of the achievement of certain performance-based awards in each period and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $350,000 from $1,670,000 during the three months ended June 30, 2019 to $2,020,000 during the current period. Professional/outside services expense increased by $1,267,000 from $4,252,000 during the nine months ended June 30, 2019 to $5,519,000 during the current period. The increases in the expense in the three and nine month periods are primarily related certain patent-related expenses.

Facilities-related expense increased by $205,000 from $241,000 during the three months ended June 30, 2019 to $446,000 during the current period. Facilities-related expense increased by $854,000 from $803,000 during the nine months ended June 30, 2019 to $1,657,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in the expense is primarily related to costs incurred as we moved into our new corporate headquarters during the current period.

Depreciation and amortization expense, a noncash expense, increased by $149,000 from $5,000 during the three months ended June 30, 2019 to $154,000 during the current period. Depreciation and amortization expense, a noncash expense, increased by $440,000 from $16,000 during the nine months ended June 30, 2019 to $456,000 during the current period. The increase in the expense is primarily related to amortization of leasehold improvements for our new corporate headquarters.

Other G&A expense increased by $121,000 from $625,000 during the three months ended June 30, 2019 to $746,000 during the current period.  Other G&A expense increased by $1,047,000 from $1,484,000 during the nine months ended June 30, 2019 to $2,531,000 during the current period.  This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to increased communication and technology and office expenses associated with our new corporate headquarters.

Other Income / Expense

Other income / expense was income of $2,334,649 and $1,739,959 during the three months ended June 30, 2020 and 2019, respectively. Other income / expense was income of $6,919,200 and $4,717,359 during the nine months ended June 30, 2020 and 2019, respectively.  Other income / expense in the both periods was interest income earned on the Company’s investments.  This interest income has increased in the current periods as our investment holdings have grown.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At June 30, 2020, the Company had cash on hand of approximately $219.3 million as compared to $221.8 million at September 30, 2019.  Excess cash invested in short-term fixed income securities was $67.7 million at June 30, 2020, compared to $36.9 million at September 30, 2019.  Excess cash invested in long-term fixed income securities was $177.5 million at June 30, 2020, compared to $44.2 million at September 30, 2019.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2020 and 2019 is as follows:

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Cash Flow from Continuing Operations:
Operating Activities	$(84,541,545)	$159,225,017
Investing Activities	(174,883,363)	(64,575,067)
Financing Activities	256,943,397	64,548,584
Net Increase (Decrease) in Cash	(2,481,511)	159,198,534
Cash and Cash Equivalents at Beginning of Period	221,804,128	30,133,213
Cash and Cash Equivalents at End of Period	$219,322,617	$189,331,747

During the nine months ended June 30, 2020, the Company used $84.5 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $174.9 million, which was primarily related to the purchase of fixed-income investments of $194.0 million and property and equipment of $10.1 million, partially offset by maturities of fixed-income securities of $29.1 million.  Cash provided by financing activities of $256.9 million was driven by the securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $6.5 million in cash received from stock option exercises.

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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, during fiscal year 2020, we temporarily paused enrollment in our two ARO-AAT studies: SEQUOIA and the ARO-AAT 2002 study. As of June 30, 2020, enrollment in both of these studies has resumed. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred.  If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

At-The-Market Offering

Effective August 5, 2020, we entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which we may, from time to time, sell up to $250,000,000 in shares of our common stock through Jefferies, acting as the sales agent and/or principal, in an ATM Offering. We are not required to sell shares under the ATM Agreement. We will pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds we receive from all sales of our common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. No sales have been made under the ATM Agreement.

The ATM Offering is being made under a prospectus supplement filed on August 5, 2020, and related prospectus filed with the SEC pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-235324), filed with the SEC on December 2, 2019.

A copy of the ATM Agreement is attached as Exhibit 1.1 to this Quarterly Report. The foregoing description of the ATM Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 1.1. A copy of the opinion of Gibson, Dunn & Crutcher LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

1.1	Open Market Sale Agreement, dated as of August 5, 2020, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC*

5.1	Opinion of Gibson, Dunn, and Crutcher, LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2020

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski
Chief Financial Officer