Form 10-K
period 2020-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2020-11-23
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020.

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

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $2.9 billion based upon the closing stock price of issuer’s Common Stock on March 31, 2020. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 16, 2020, 102,756,771 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock  and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

ITEM 1.BUSINESS

Description of Business

Arrowhead develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“ RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Deemed to be one of the most important recent discoveries in life science with the potential to transform medicine, the discoverers of RNAi were awarded a Nobel Prize in 2006 for their work. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing.

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

ARO-AAT

ARO-AAT is the Company’s second generation subcutaneously administered RNAi therapeutic being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency (AATD), which is a rare genetic disorder that severely damages the liver and lungs of affected individuals. ARO-AAT is designed to reduce production of the mutant Z-AAT protein by silencing the AAT gene in order to prevent accumulation of Z-AAT in the liver, allow clearance of the accumulated Z-AAT protein, prevent repeated cycles of cellular damage, and possibly prevent or even reverse the progression of liver fibrosis. In October 2020, Arrowhead signed an agreement with the Takeda Pharmaceuticals U.S.A., Inc. to co-develop and co-commercialize ARO-AAT, pending completion of review under antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States.

Arrowhead is currently investigating ARO-AAT in two clinical studies:

1.

SEQUOIA (AROAAT2001), which is a multi-center, multi-dose, placebo-controlled, adaptive Phase 2/3 study to evaluate the safety, efficacy and tolerability of ARO-AAT, administered subcutaneously to patients with alpha-1 antitrypsin deficiency.

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

Alpha-1 Antitrypsin Deficiency (AATD)

AATD is a genetic disorder associated with liver disease in children and adults, and pulmonary disease in adults. AAT is a circulating glycoprotein protease inhibitor that is primarily synthesized and secreted by liver hepatocytes. Its physiologic function is the inhibition of neutrophil proteases to protect healthy lung tissues during inflammation and prevent tissue damage. The most common disease variant, the Z mutant, has a single amino acid substitution that results in improper folding of the protein.  The mutant protein cannot be effectively secreted and accumulates in globules in the hepatocytes. This triggers continuous hepatocyte injury, leading to fibrosis, cirrhosis, and increased risk of hepatocellular carcinoma.

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

ARO-APOC3 is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including VLDL and chylomicrons and a key regulator of triglyceride metabolism. We believe that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. Arrowhead is currently investigating ARO-APOC3 in a Phase 1/2 clinical trial.

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

ARO-ANG3 is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. Arrowhead is currently investigating ARO-ANG3 in a Phase 1/2 clinical trial.

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

ARO-HSD is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against nonalcoholic steatohepatitis (NASH) cirrhosis and alcoholic hepatitis and cirrhosis. Arrowhead is currently investigating ARO-HSD in a Phase 1/2 clinical trial.

Nonalcoholic steatohepatitis

Nonalcoholic steatohepatitis (NASH) is liver inflammation and damage caused by a buildup of fat in the liver. This can cause scarring of the liver and in advanced cases can lead to cirrhosis.

Clinical Trials

Study Name: Study of ARO-HSD in Healthy Volunteers and Patients With Non-Alcoholic Steatohepatitis (NASH) or Suspected NASH

A Phase 1/2a Single and Multiple Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-HSD in Normal Healthy Volunteers as Well as in Patients With NASH or Suspected NASH

ClinicalTrials.gov Identifier: NCT04202354

ARO-ENaC

ARO-ENaC is designed to reduce production of the epithelial sodium channel alpha subunit (αENaC) in the airways of the lung. In cystic fibrosis patients, increased ENaC activity contributes to airway dehydration and reduced mucociliary transport. Arrowhead is currently investigating ARO-ENaC in a Phase 1/2 clinical trial.

Cystic Fibrosis

Cystic fibrosis (CF) is a rare disease caused by a genetic mutation that leads to mucus buildup in the lungs and pancreas. In CF lung disease, patients can have difficulty breathing and experience frequent and persistent lung infections.

Clinical Trials

Study Name: Study of ARO-ENaC in Healthy Volunteers and in Patients With Cystic Fibrosis

A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability and Pharmacokinetic Effects of ARO-ENaC in Normal Healthy Volunteers and Safety, Tolerability and Efficacy in Patients With Cystic Fibrosis

ClinicalTrials.gov Identifier: NCT04375514

ARO-Lung2

ARO-Lung2 is being developed against an undisclosed target as a potential treatment for chronic obstructive pulmonary disorder (COPD). Arrowhead intends to file a clinical trial application at the end of 2020 to begin a Phase 1/2 clinical trial.

ARO-COV

ARO-COV is being developed to address the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens.

ARO-HIF2

ARO-HIF2 is being developed for the treatment of clear cell renal cell carcinoma (ccRCC). ARO-HIF2 is designed to inhibit the production of HIF-2α, which has been linked to tumor progression and metastasis in ccRCC. Arrowhead believes it is an important target for intervention because over 90% of ccRCC tumors express a mutant form of the Von Hippel-Landau protein that is unable to degrade HIF-2α, leading to its accumulation during tumor hypoxia and promoting tumor growth. Arrowhead is currently investigating ARO-HIF2 in a Phase 1b clinical trial.

Renal Cell Carcinoma

Renal Cell Carcinoma (“RCC”) is a type of kidney cancer that originates in the cells that line the small tubes that filter waste material from the blood. RCC is the most common type of kidney cancer accounting for more than 90% of cases with approximately 50,000 diagnoses in the United States each year.  Unfortunately, patients with advanced stages of RCC have a 5-year survival rate of only 12-25%. Surgical resection is the mainstay of current treatment while chemotherapy and radiation have not been successful at prolonging survival. The treatment options for patients with metastatic disease are extremely limited.

Clinical Trials

Study Name: Study of ARO-HIF2 in Patients With Advanced Clear Cell Renal Cell Carcinoma

A Phase 1b Adaptive Dose-Finding Study of ARO-HIF2 in Patients With Advanced Clear Cell Renal Cell Carcinoma

ClinicalTrials.gov Identifier: NCT04169711

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

Under the terms of the license agreement, Arrowhead received $175 million as an upfront payment. Separately, Johnson & Johnson Innovation – JJDC, Inc. (JJDC) made a $75.0 million equity investment in Arrowhead at a price of $23.00 per share of Arrowhead Common Stock.

Arrowhead is eligible to receive up to approximately $1.6 billion in milestone payments under the license agreement. Arrowhead is also eligible to receive approximately $1.9 billion in option and milestone payments for the collaboration and option agreement related to up to three additional targets. Arrowhead is further eligible to receive tiered royalties up to mid-teens under the license agreement and up to low teens under the collaboration and option agreement on product sales. Since signing the license agreement, Arrowhead has received $50.0 million in developmental milestone payments from Janssen.

JNJ-3989 (also referred to as JNJ-73763989 and formerly referred to as ARO-HBV)

JNJ-3989 is being developed in collaboration with Janssen as a potential therapy for patients with chronic hepatitis B infection, when used in combination with other therapeutic modalities. JNJ-3989 is a subcutaneous, RNAi therapy candidate which is designed to silence all HBV gene products and intervenes upstream of the reverse transcription process where current standard-of-care nucleotide and nucleoside analogues act. The company believes this, especially the elimination of hepatitis B surface antigen (HBsAg), may allow the body’s natural immune defenses to clear the virus and potentially lead to a functional cure. JNJ-3989 (ARO-HBV) is currently being investigated in multiple Phase 2 clinical trials being conducted by Janssen. The phase 1/2a study and its preceding studies were conducted by Arrowhead.

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

A Double-blind, Placebo-controlled, Randomized, Parallel, Single Dose Study to Investigate Pharmacokinetics, Safety, and Tolerability of JNJ-73763989 in Healthy Japanese Adult Participants

ClinicalTrials.gov Identifier: NCT04002752

Study Name: A Study of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection (REEF-1)

A Phase 2b, Multicenter, Double-blind, Active-controlled, Randomized Study to Investigate the Efficacy and Safety of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT03982186

Study Name: A Study of JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

A Randomized, Double Blind, Placebo-controlled Phase 2b Study to Evaluate Efficacy, Pharmacokinetics, and Safety of 48-week Study Intervention With JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04129554

Study Name: A Study of JNJ-73763989 in Healthy Chinese Adult Participants

A Randomized, Open-Label, Parallel, Single Dose Study to Investigate Pharmacokinetics, Safety, and Tolerability of JNJ-73763989 in Healthy Chinese Adult Participants

ClinicalTrials.gov Identifier: NCT04586439

Study Name: A Study to Evaluate the Effect of Hepatic Impairment on JNJ-73763989

A Phase 1, Single-Dose, Open-Label, Parallel-Group Study to Evaluate the Effect of Hepatic Impairment on the Pharmacokinetics of JNJ-73763989

ClinicalTrials.gov Identifier: NCT04208386

Study Name: A Study of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus (REEF-D)

A Phase 2, Multicenter, Randomized, Double-blind, Placebo-Controlled Study With Deferred Active Treatment to Investigate the Efficacy, Safety, and Pharmacokinetics of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus

ClinicalTrials.gov Identifier: NCT04535544

Study Name: A Study of JNJ-73763989 + JNJ-56136379 + Nucleos(t)Ide Analog (NA) Regimen With or Without Pegylated Interferon Alpha-2a (PegIFN-α2a) in Treatment-Naive Participants With Hepatitis B e Antigen (HBeAg) Positive Chronic Hepatitis B Virus (HBV) Infection and Normal Alanine Aminotransferase (ALT)

A Phase 2, Randomized, Open-label, Multicenter Study to Evaluate Efficacy, Pharmacokinetics, Safety, and Tolerability of Response-guided Treatment With JNJ-73763989 + JNJ-56136379 + Nucleos(t)Ide Analog Regimen With or Without Pegylated Interferon Alpha-2a in Treatment-naive Patients With HBeAg Positive Chronic Hepatitis B Virus Infection and Normal ALT

ClinicalTrials.gov Identifier: NCT04439539

Study Name: A Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Chronic Hepatitis B Virus Infection (INSIGHT)

A Phase 2 Randomized, Open-label, Parallel-group, Multicenter Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Response to Combination Regimens Containing JNJ-73763989 and Nucleos(t)Ide Analog With or Without JNJ-56136379 in Patients With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04585789

ARO-JNJ1, ARO-JNJ2, and ARO-JNJ3

ARO-JNJ1, ARO-JNJ2, and ARO-JNJ3 are being developed against undisclosed liver-expressed targets as part of Arrowhead’s research collaboration and option agreement with Janssen.

Amgen Inc.

Amgen Inc. (“Amgen”) acquired a worldwide, exclusive license in September 2016 to develop and commercialize Olpasiran (previously referred to as AMG 890 or ARO-LPA). Under the terms of the agreements taken together for Olpasiran and ARO-AMG1, the Company received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and the Company was eligible to receive up to $617.0 million in option payments and development, regulatory and sales milestone payments. The Company remains eligible to receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments under the Olpasiran (ARO-LPA) agreement.  Since signing the agreements, Arrowhead has received $30.0 million in developmental milestone payments from Amgen.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran (AMG 890, ARO-LPA) agreement.

Olpasiran (formerly AMG 890 and ARO-LPA)

Olpasiran is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen started a Phase 2 clinical study in July 2020 evaluating the efficacy, safety, and tolerability of Olpasiran in subjects with elevated levels of lipoprotein(a), triggering a $20 million milestone payment to Arrowhead. Amgen also reported Phase 1 clinical results at the American Heart Association Scientific Sessions conference in November 2020.

Clinical Trials

Study Name: Safety, Tolerability, Pharmacokinetics and Pharmacodynamics Study of AMG 890 in Subjects With Elevated Plasma Lipoprotein(a)

A Phase 1, Randomized, Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamics of AMG 890 in Subjects With Elevated Plasma Lipoprotein(a)

ClinicalTrials.gov Identifier: NCT03626662

Study Name: Randomized Study to Evaluate Efficacy, Safety, and Tolerability of AMG 890 in Subjects With Elevated Lipoprotein(a)

A Double-blind, Randomized, Placebo-controlled Phase 2 Study to Evaluate Efficacy, Safety, and Tolerability of AMG 890 (a GalNAc-conjugated Small Interfering RNA [siRNA]) in Subjects With Elevated Lipoprotein(a)

ClinicalTrials.gov Identifier: NCT04270760

RNA Interference & the Benefits of RNAi Therapeutics

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

This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers are introduced into a cell and get loaded into the RNA-induced silencing complex, (“RISC”). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (“mRNA”) and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.

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

Research and Development Facility

Arrowhead’s research and development operations are primarily located in Madison, Wisconsin, and San Diego, California. Substantially all of the Company’s assets are located either in these facilities or in our corporate headquarters in Pasadena. A summary of our research and development resources is provided below:

•	192 R&D personnel as of September 30, 2020;
•	State-of-the-art laboratories consisting of 121,000 total sq. ft.;
•	Complete small animal facilities;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for cardio metabolic, viral, lung, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	In-house drug manufacturing capabilities to produce GMP material;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);

•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR and clinical chemistry analytics.

Intellectual Property and Key Agreements

The Company controls approximately 398 issued patents (including 250 directed to RNAi trigger molecules; 35 directed to targeting groups or targeting compounds; and 5 for hydrodynamic gene delivery), including European validations, and approximately 548 currently pending patent applications worldwide from 57 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Uruguay, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of Arrowhead’s TRiMTM platform, and are targeted to reduce expression of various gene targets, including the following:

Patent Group	Estimated Year(s) of Expiration*
RNAi Triggers Gene Target
HBV	2032, 2036, 2037
AAT	2035, 2038
LPA	2036
Factor 12	2036, 2038
HIF2α	2034, 2036, 2040
RRM2	2031
APOC3	2035, 2038
ANGPTL3	2038
HSD17B13	2039
α-ENaC	2028, 2038
β-ENaC	2031
β-Catenin	2033
Cx43	2029
HCV	2023
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028

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

The RNAi Licenses include licenses to patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides.  Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in U.S. Patent No. 9,074,205 assigned to Marina Biotech (f/k/a MDRNA, Inc.), as well as U.S. Patent Nos. 8,314,227, 9,051,570, and 9,303,260 related to unlocked nucleotide analogs (“UNA”). The UNA patents were assigned by Marina Biotech to Arcturus Therapeutics, Inc., but remain part of the MDRNA License.  The RNAi Licenses further include patents related to dicer substrates and uses of the double-stranded oligonucleotides that function through the mechanism of RNA interference, such as described in City of Hope’s U.S. Patent Nos. 8,084,599, 8,658,356, 8,691,786, 8,796,444, 8,809,515, and 9,518,262.

2012 License to Alnylam

In consideration for licenses obtained from Alnylam to certain RNAi intellectual property, in January 2012, we granted Alnylam a worldwide non-exclusive, sublicensable royalty-bearing license under our broad and target-specific DPC intellectual property rights to research, develop and commercialize RNAi-based products against a single undisclosed target in combination with DPC technology. Under the license to Alnylam, Alnylam may be obligated to pay us development and sales milestone payments of up to the low double-digit millions of dollars for each licensed product that progresses through clinical trials, receives marketing approval and is the subject of a first commercial sale.  Additionally, Alnylam may be obligated to pay us low single-digit percentage royalties on sales of such products.

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

Cardiovascular Collaboration and License Agreements with Amgen

On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License agreement, Amgen received a worldwide, exclusive license to Arrowhead’s novel, RNAi AMG 890 (ARO-LPA) program, now referred to as Olpasiran. The Olpasiran RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  The Company was eligible to receive up to $617.0 million in option payments and development, regulatory and sales milestone payments.  In August 2018, the Company received a $10.0 million milestone payment from Amgen following the administration of the first dose of Olpasiran in a phase 1 clinical study.  In July 2020, the Company received a $20.0 million milestone payment from Amgen following the initiation of a Phase 2 clinical study of Olpasiran.  The Company remains eligible to receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments under the Olpasiran agreement.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran agreement.

In August 2018, Arrowhead delivered to Amgen a candidate that met or exceeded the activity and safety requirements stipulated in the ARO-AMG1 collaboration agreement. The option period expired on August 7, 2019 and Amgen advised Arrowhead that it did not intend to exercise its option.

License and Research Collaboration Agreements with Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with JJDC.

Under the Janssen License Agreement, Janssen received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), Janssen is wholly responsible for further clinical development and commercialization of JNJ-3989 (ARO-HBV).

Under the Janssen Collaboration Agreement, Janssen will be able to select up to three new targets against which the Company will develop clinical candidates. These candidates are subject to certain restrictions and do not include candidates that were already in the Company’s pipeline. The Company will perform discovery, optimization and preclinical development on selected targets, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license to the Company’s intellectual property rights covering that compound. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned compound.

Under the terms of the agreements taken together, the Company has received (i) $175.0 million as an upfront payment, (ii) $75.0 million in the form of an equity investment by JJDC in the Company’s common stock at a price of $23.00 per share, (iii) two developmental milestone payments of $25 million each for clinical study programs achieved, and may receive (iv) up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and (v) up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

License and Research Collaboration Agreements with Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda Pharmaceuticals U.S.A., Inc.  (“Takeda”).  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  The Company will receive $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

Government Regulation

Government authorities in the United States, at the federal, state, and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products.  All of our foreseeable product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act, and the regulations promulgated under those statutes, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

(1) completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently $2.876 million for fiscal year 2021, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently $336,432 for fiscal year 2021.  These fees are adjusted annually.

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

In addition, the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) established the Breakthrough Therapy designation.  A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug.

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

Legislative Developments

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions to accelerate the development and delivery of new treatments.  For example, the Cures Act requires the FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, to issue guidance on adaptive and novel clinical trial designs for new drugs, and to establish a process for qualifying drug development tools used to support FDA approval for marketing or investigational use of a drug. The Cures Act also permits the FDA to rely on qualified data summaries to support the approval of a supplemental application for an already approved drug.  The FDA is in the process of implementing the Cures Act requirements.

Review and Approval of Drug Products in the European Union

In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy,  clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution and post-approval monitoring and reporting of our products. Whether or not it obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Drug and Biologic Development Process

Pursuant to the EU Clinical Trial Directive 2001/20/EC (“Clinical Trials Directive”), a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU Member States. Under this system, before a clinical trial can be initiated, an applicant must obtain approval in each EU Member State in which the clinical trial is to be conducted by two separate entities: The National Competent Authority (“NCA”), and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur. Clinical trial applications (“CTAs”) must also be accompanied by an investigational pharmaceutical product dossier with supporting information prescribed by the corresponding national laws of the Member States and further detailed in applicable guidance documents. However, the EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU has, therefore, adopted Regulation (EU) No 536/2014 (“Clinical Trials Regulation”). The Clinical Trials Regulation, which will replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for pharmaceutical products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of pharmaceutical products, and increased obligations on sponsors to publish clinical trial results. The coming into effect of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems that are still ongoing. Currently it is expected to come into force not before December 2021.

The new Clinical Trials Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonized electronic submission and assessment process for clinical trials conducted in multiple EU Member States. For example, the sponsor will submit a single application for approval of a clinical trial via the clinical trials information system. As part of the application process, the sponsor shall propose a reporting EU Member State, which will coordinate the validation and evaluation of the application. The reporting EU Member State shall consult and coordinate with the other concerned EU Member States. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned EU Member States. However, a concerned EU Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. Information stored in the EU database will be made publicly available subject to transparency rules.

National laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice (“GCP”).

During the development of a pharmaceutical product, the European Medicines Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program.  At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

In the EU, pediatric data or an approved Pediatric Investigation Plan (“PIP”), or deferral or waiver, must be approved by the EMA, prior to submission of a MAA to the EMA or to the competent authorities of the EU Member States; an application has to include the results of studies as described in an approved PIP, unless the pharmaceutical product is exempt because of a deferral or waiver. In most EU Member States, companies are also required to have an approved PIP before enrolling pediatric patients in a clinical trial.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area or “EEA”), pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and, after national implementing decisions, the three additional member states of the European Economic Area. The centralized procedure is compulsory for specific pharmaceutical products, including for medicines produced by certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For pharmaceutical products containing a new active substance not yet authorized in the European Economic Area before May 20, 2004 and indicated for the treatment of other diseases, pharmaceutical products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a marketing authorization through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases when a pharmaceutical product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the European Commission has final authority for granting the MA within 67 days after receipt of the CHMP opinion. Although the United Kingdom has left the European Union on January 31, 2020, the relevant EU laws on marketing authorization procedures and other pharmaceutical laws still apply until the end of the transition period, which is currently expected to last until the end of 2020. Further changes may be forthcoming in the scope of the centralized approval procedure as the terms of the future relationship are still being negotiated between the United Kingdom and the European Union.

The decentralized procedure permits companies to file identical MA applications for a pharmaceutical product to the competent authorities in various EU Member States simultaneously if such pharmaceutical product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The decentralized procedure provides for approval by one or more other, or concerned, EU Member States of an assessment of an application performed by one-member state designated by the applicant, known as the reference EU Member State. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference EU Member State’s assessment report and related materials, each concerned EU Member State must decide whether to approve the assessment report and related materials.

If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all EU Member States.

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports (“PSURs”) are routinely available to third parties requesting access, subject to limited redactions.

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the European Union that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received an MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the European Union. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).

Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its pharmaceutical product.

Pediatric Development

In the European Union, companies developing a new pharmaceutical product are obligated to study their product in children and must therefore agree on a PIP with the EMA’s Pediatric Committee (“PDCO”). These companies must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, e.g. because the relevant disease or condition occurs only in adults. The marketing authorization application for the pharmaceutical product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Pharmaceutical products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-Approval Regulation

Similar to the United States, both marketing authorization holders and manufacturers of pharmaceutical products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of pharmaceutical products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the EU Member State laws implementing Directive 2001/83/EC on pharmaceutical products for human use and other core legislation relating to pharmaceutical products, and other EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of pharmaceutical products and marketing of such products, both before and after grant of marketing authorization, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an EU marketing authorization for a pharmaceutical product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of pharmaceutical products.

These pharmacovigilance rules can impose on holders of marketing authorizations the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed pharmaceutical products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. Marketing authorization holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of PSURs in relation to pharmaceutical products for which they hold marketing authorizations The EMA reviews PSURs for pharmaceutical products authorized through the centralized procedure. If the EMA has concerns that the risk-benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be suspended, withdrawn or varied. The Agency can advise that the marketing authorization holder be obliged to conduct post-authorization Phase 4 safety studies. The EMA opinion is submitted to the European Commission for its consideration. If the Commission agrees with the opinion, it can adopt a decision varying the existing marketing authorization. Failure by the marketing authorization holder to fulfill the obligations for which the European Commission’s decision provides can undermine the on-going validity of the marketing authorization.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the marketing authorization for the pharmaceutical product or imposition of financial penalties or other enforcement measures.

Advertising and Promotion

The advertising and promotion of our products is also subject to EU laws concerning promotion of pharmaceutical products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of pharmaceutical products and may differ from one country to another. These laws require that promotional materials and advertising in relation to pharmaceutical products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the pharmaceutical product. It forms an intrinsic and integral part of the marketing authorization granted for the pharmaceutical product. Promotion of a pharmaceutical product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of pharmaceutical products is prohibited in the European Union. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only pharmaceutical products. Violations of the rules governing the promotion of pharmaceutical products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

Pricing and Reimbursement Environment

Even if a pharmaceutical product obtains a marketing authorization in the European Union, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. The EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. An EU Member State may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates, if any, to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, pharmaceutical products launched in the European Union do not follow price structures of the United States and generally published and actual prices tend to be significantly lower. Publication of discounts by third party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

The so-called health technology assessment (“HTA”) of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given pharmaceutical product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual pharmaceutical products as well as their potential implications for the healthcare system. Those elements of pharmaceutical products are compared with other treatment options available on the market. The outcome of HTA regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member

State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific pharmaceutical product.

On January 31, 2018, the European Commission adopted a proposal for a regulation on health technology assessment. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new pharmaceutical products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States, but there can be no assurance that the draft HTA regulation will not have effects on pricing and reimbursement decisions if and when the draft HTA regulation comes into force.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that we will be feasible to conduct additional cost-effectiveness studies, if required.

In certain of the EU Member States, pharmaceutical products that are designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.

European Data Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the GDPR, which came into force in May 2018 and related implementing laws in individual EU Member States. In addition, following the United Kingdom’s formal departure from the European Union on January 31, 2020, the United Kingdom entered a transition period until December 31, 2020, during which time the GDPR will remain applicable to the United Kingdom. At the end of the transition period, there is uncertainty regarding the future relationship between the United Kingdom and the European Union in relation to data protection. Once the United Kingdom leaves the European Union and the transition period has expired, the United Kingdom will become a “third country” for the purposes of data protection law. A “third country” is a country other than the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. Under the GDPR, personal data can only be transferred to third countries in compliance with specific conditions for cross-border data transfers. Appropriate safeguards are required to enable transfers of personal data from the EU and EEA Member States. This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR. The GDPR increased responsibility and liability in relation to personal data that we process.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. The GDPR also prohibits the transfer of personal data to countries outside of the European Union that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements. These countries include the United States, and following the end of the transition period, it may include the United Kingdom if no adequacy decision is given prior to this. Following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, there is uncertainty as to the general permissibility of international data transfers under the GDPR. In light of the implications of this decision we may face difficulties regarding the transfer of personal data from the European Union to third countries. The European Data Protection Board has adopted draft recommendations for data controllers and processors who export personal data to third countries regarding supplementary measures to ensure compliance with the GDPR when transferring personal data outside of the European Union. These recommendations were submitted to public consultation until November 30, 2020, however it is unclear when and in which form these recommendations will be published in final form.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States and the United Kingdom may result in significant monetary fines, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States and the United Kingdom may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union and the United Kingdom. Guidance developed at both EU level and at the national level in individual EU Member States and the United Kingdom concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation.

Promotional Activities

In the European Union, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One example is the UK Bribery Act 2010. This Act applies to any company incorporated in or “carrying on business” in the United Kingdom, irrespective of where in the world the alleged bribery activity occurs. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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
•

Directive 2005/28/EC of April 8, 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products" (the "GCP Directive").

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

Following the United Kingdom’s formal departure from the European Union on January 31, 2020, the United Kingdom entered a transition period until December 31, 2020, during which time EU pharmaceutical laws will remain applicable to the United Kingdom as if it remained an EU Member State. After the transition period, however, changes may be forthcoming depending on the terms of the United Kingdom and European Union’s future relationship that are negotiated, if any. As of the date of this filing, we cannot predict the regulatory implications of the United Kingdom’s departure from the European Union in the (i) enforcement of EU pharmaceutical laws in the UK before December 31, 2020 (which might be less stringent); and / or (ii) the UK regime on market authorizations following the transition period.

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

•

the federal Foreign Corrupt Practices Act (“FCPA”) prohibits, among other things, U.S. corporations and persons acting on their behalf from offering, promising, authorizing or making payments to any foreign government official (including certain healthcare professionals in many countries), political party, or political candidate in an attempt to obtain or retain business or otherwise seek preferential treatment abroad;

•

the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistleblowers to bring civil actions (qui tam actions) on behalf of the federal government, imposes civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•

the Department of Health and Human Services’ Civil Monetary Penalties authorities, which imposes administrative sanctions for, among other things, presenting or causing to be presented false claims for government payment and providing remuneration to government health program beneficiaries to influence them to order or receive healthcare items or services;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other conduct, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

Certain Financial Information

The financial information required in this Item 1 is included in Part II, Item 6 and Part IV, Item 15 of this Annual Report on Form 10-K.

Human Capital Management

Arrowhead Employees

As of September 30, 2020, Arrowhead employed 232 fulltime employees at three facilities in the US, including Pasadena, CA, Madison, WI and San Diego, CA.  During FY2020, we grew our capabilities across the three sites by adding 98 new employees.  The new employees were hired to support and extend our clinical and preclinical pipeline, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. In FY2020, we added a site in San Diego to increase our access to the large talent pool of academic and industry experienced personnel in the area.

Arrowhead Pharmaceuticals, Inc. Employees by Geography
	Number of Employees as of September 30,
Site	2020	2019
Pasadena, CA	65	32
Madison, WI	150	102
San Diego, CA	17	-
Total	232	134

We expect to continue to add additional employees in FY2021 with a focus on expanding our inhouse manufacturing capacity, as well as increasing expertise and bandwidth in clinical and preclinical research and development.  The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity.  Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines.  Pharmaceutical companies both large and small compete for a limited number qualified applicants to fill specialized positions.  To attract qualified applicants to the Company, Arrowhead offers a total rewards package consisting of base salary and cash target bonus targeting the 50th to 75th percentile of market based on geography, a comprehensive benefit package and equity compensation for every employee.  Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility.  Actual bonus payout is based on performance.

A large majority of Arrowhead’s employees have obtained advanced degrees in their professions.  Arrowhead supports our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.

Response to COVID-19

Beginning in March 2020, Arrowhead has supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort:

•	Establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•	Decreasing density and increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•	Adjusting attendance policies to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•	Prohibiting all domestic and international non-essential travel for all employees; and
•	Requiring masks to be worn in all locations.

Additionally, we established a childcare subsidy fund to support employees who incurred additional expenses related to the loss of in person schooling and childcare.

Corporate Information

Arrowhead was originally incorporated in South Dakota in 1989 and was reincorporated in Delaware in 2000. In April 2016, Arrowhead changed its name from Arrowhead Research Corporation to Arrowhead Pharmaceuticals, Inc. The Company’s principal executive offices are located at 177 E. Colorado Blvd, Suite 700, Pasadena, California 91105, and its telephone number is (626) 304-3400. We also operate research and development facilities in Madison, Wisconsin and San Diego, California.

Investor Information

Our website address is http://www.arrowheadpharmaceuticals.com.  Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Arrowhead and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed below and all of the other information contained in this report in evaluating us and an investment in our securities. If any of the following risks and uncertainties should occur, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our Common Stock could decline. Many of the following risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additionally, we note that we have accrued net losses annually since inception given the stage of our drug development. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at similar stages of development.

Risks Related to Our Discovery, Development, and Commercialization of Medicines

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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, during fiscal year 2020, we temporarily paused enrollment in our two ARO-AAT studies: SEQUOIA and the ARO-AAT 2002 study but resumed the process of screening and enrolling patients during the year ended September 30, 2020. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but we do not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred.

Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•delays in receiving authorization from local regulatory authorities to initiate any planned clinical trials;

•delays or difficulties in enrolling patients in our clinical trials;

•

delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, the determine the outcomes of the trial;

•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;

•risk that participants enrolled in our clinical trials will not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;

•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•refusal of the FDA to accept data from clinical trials in affected geographies; and

•interruption or delays to our clinical activities.

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

The sale of human therapeutic products in the United States and foreign jurisdictions is subject to extensive and time consuming regulatory approval which requires, among other things:

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

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data such as the data reported from the AROAAT2002, AROANG31001, and AROAPOC31001 clinical studies which are based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

It may take us longer than we project to complete clinical trials, and we may not be able to complete them at all.

Although for planning purposes, we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. Enrollment of clinical trials may be particularly difficult in orphan diseases or limited-sized patient populations.  The FDA or other regulatory bodies may require additional, longer or broader clinical trials to establish safety and effectiveness, notwithstanding guidance the Company may have received from those bodies during clinical trial planning and execution.  Further, the cost for conducting clinical trials is significant and if our cash resources become limited we may not be able to commence, continue, and/or complete our clinical trials.  We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

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

Even if our product candidates are approved for commercialization, failure to comply with regulatory requirements or unanticipated problems with our products may result in various adverse actions such as the suspension or withdrawal of one or more of our products, closure of a facility or enforcement of substantial penalties or fines.

If regulatory approval to sell any of our product candidates is received, regulatory agencies will subject any marketed product(s), as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or with regulatory requirements are discovered, such as adverse events of unanticipated severity or frequency, problems with a manufacturing process or laboratory facility, or failure to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions or penalties on that product or on us. Such restrictions or penalties may include, among other things:

•	restrictions on the marketing or manufacturing of our products, the withdrawal of the product from the market, or product recalls;
•	warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	closure of the facility, enforcement of substantial fines, injunctions, or the imposition of civil or criminal penalties.

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

We may not enjoy the market exclusivity benefits of our orphan drug designations.

Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication.  Under the Orphan Drug Act, the first product with an orphan designation receives market exclusivity, which prohibits the FDA from approving the “same” drug for the same indication.  The FDA has stated that drugs can be the “same” even when they are not identical but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs.  It is possible that another RNAi drug could be approved for the treatment of a disease one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Further, orphan drug exclusivity can be lost if the FDA later determines that the request for designation was materially defective or if the applicant is unable to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated.

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

Over the past three years we have entered into license and collaboration agreements with Takeda, Janssen and Amgen. Our business strategy includes obtaining additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:

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

For instance, under our licensing and collaboration agreements with Amgen, Janssen and Takeda, our partners substantially control clinical development and commercialization for all of the candidates discussed. To the extent that i) either of these partners interests in advancing these candidates or targets changes, ii) unforeseen scientific issues with the candidates arise or iii) the pace at which either moves the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished.  This would further cause us to rely upon other sources of financing to continue to develop our other internal drug candidates.

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

We have limited manufacturing capabilities and experience. Our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal GMP manufacturing capabilities are limited to small-scale production of material.  There are a limited number of manufacturers that supply synthetic oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

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

Manufacturers of our approved products, if any, must comply with cGMP requirements relating to methods, facilities and controls used in the manufacturing, processing and packaging of the product, which are intended to ensure that drug products are safe and that they consistently meet applicable requirements and specifications.  These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. These requirements are enforced by the FDA and other health authorities through periodic announced and unannounced inspections of manufacturing facilities.  A failure to comply with these requirements or to provide adequate and timely corrective actions in response to deficiencies identified in an inspection may result in enforcement action, including warning letters, fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, plant shutdown, or the delay, withholding, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, the development of our products may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. We rely on these parties to carry out our clinical trials in compliance with GCP and other relevant requirements.  Although we depend heavily on these parties, we do not control them and therefore we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. These third parties may face disruptions due to the COVID-19 pandemic that may affect our ability to initiate and complete our clinical studies.  If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third parties to adhere to our protocols, GCP, or other regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs and delays to us.

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

Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We store most of these materials and various wastes resulting from their use at our facility in Madison, Wisconsin pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause interruption to our research and development and manufacturing efforts, injury to our employees and others, environmental damage, and liabilities under federal, state and local law.  In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected.

If a natural or man-made disaster strikes our research and development facility or otherwise affects our business, it could delay our progress developing our product candidates.

We conduct research and development in facilities in Madison, Wisconsin and San Diego, California.  The facilities and the equipment we use are costly to replace and require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism; and if our facilities are affected by a disaster, our development efforts would be delayed.  Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products.  Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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

At September 30, 2020, we had $309.4 million in fixed income and equity marketable securities. These investments are primarily in corporate bonds and equity securities, but our investments may also include commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2020, we had federal, and state NOL carryforwards of approximately $473 million and $497 million, respectively. As a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules.  Under the CARES Act and 2017 Tax Act, federal NOLs incurred in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020.  Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities.

In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management's time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board (“PCAOB) or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our Common Stock.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the United States and Australia. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

Risks Related to Investment and Securities

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

Our certificate of incorporation authorizes the issuance of 145,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. The following serves as a summary of share issuance activity during the fiscal year ended September 30, 2020:

•	2,270,032 shares of Common Stock pursuant to the exercise of stock options and the vesting of restricted stock units.
•	4,600,000 shares of Common Stock were issued as part of the December 2019 securities offering

As of September 30, 2020, we had 102,376,303 shares of Common Stock issued and outstanding. The issuance of additional securities in financing transactions by us or through the exercise of options or warrants will dilute the equity interests of our existing stockholders, perhaps substantially, and could result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2020.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	24,000 sq. ft.	$65,736	Corp. Headqtrs.	April 2027	7.5 years
Madison, Wisconsin	100,000 sq. ft.	$101,315	Research Facility	September 2031	15 years
San Diego, California	21,000 sq. ft	$60,021	Research Facility	January 2023	2.3 years

ITEM 3.	LEGAL PROCEEDINGS

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

Our Common Stock is traded on The Nasdaq Global Select Market under the symbol “ARWR”. At November 16, 2020, 102,756,771 shares of the Company’s Common Stock were issued and outstanding, and were owned by 106 stockholders of record, based on information provided by the Company’s transfer agent.

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

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the quarter ended September 30, 2020.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We selected the Nasdaq Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30,

2015, in each of our Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our Common Stock.

$100 investment in stock or index	Ticker	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020
Arrowhead Pharmaceuticals, Inc.	ARWR	$100.00	$127.60	$75.17	$332.81	$489.24	$747.57
NASDAQ Biotechnology Index	^NBI	$100.00	$95.52	$110.22	$121.03	$98.69	$134.32
NASDAQ Composite Index	^IXIC	$100.00	$114.97	$140.60	$174.16	$173.14	$241.71

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended September 30
	2020	2019	2018	2017		2016
OPERATING SUMMARY
REVENUE	$87,992,066	$168,795,577	$16,142,321		$31,407,709		$158,333
OPERATING EXPENSES
Research and development	128,874,979	81,048,686	52,968,505		50,904,466		62,117,818
General and administrative expenses	52,275,890	26,556,257	19,110,051		17,499,152		23,594,888
Impairment expense	-	-	-		-		2,050,817
Contingent consideration - fair value adjustments	-	-	-		-		(5,862,464)
TOTAL OPERATING EXPENSES (a)	181,150,869	107,604,943	72,078,556		68,403,618		81,901,059
OPERATING INCOME (LOSS)	(93,158,803)	61,190,634	(55,936,235)		(36,995,909)		(81,742,726)
NET INCOME (LOSS)	(84,553,226)	67,974,849	(54,450,478)		(34,380,295)		(81,723,002)
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share - Basic	$(0.84)	$0.72	$(0.65)	$	$(0.47)	$	$(1.34)
Net Income (Loss) Per Share - Diluted	$(0.84)	$0.69	$(0.65)	$	$(0.47)	$	$(1.34)

Weighted average shares outstanding – basic	100,722,224	93,858,857	83,638,469		73,898,598		61,050,880
Weighted average shares outstanding – diluted	100,722,224	98,607,815	83,638,469		73,898,598		61,050,880

CASH DIVIDEND PAID PER SHARE OF COMMON STOCK	$-	$-	$-		$-		$-
	September 30,
	2020	2019	2018	2017		2016
FINANCIAL POSITION SUMMARY
CASH AND CASH EQUIVALENTS (b)	$143,582,667	$221,804,128	$30,133,213		$24,838,567		$85,366,448
INVESTMENTS AND MARKETABLE SECURITIES	309,396,353	81,075,887	46,400,176		40,769,539		-
TOTAL ASSETS (b)	522,503,743	349,845,437	111,609,951		104,022,280		128,176,505
OTHER LONG-TERM OBLIGATIONS	20,043,178	8,738,506	4,003,999		4,454,070		7,508,452

(a)

The increase in our Total Operating Expenses during the year ended September 30, 2020 is primarily due to the expansion of our pipeline of clinical candidates.  We expect research and development expenses to continue to increase as our other pipeline candidates progress.

(b)

The Company’s Cash, Cash Equivalents, Marketable Securities, Short- and Long-Term Investments and Total Assets increased from September 30, 2019 to September 30, 2020 due primarily due to the December 2019 securities offering that generated $250.5 million in net cash.  The offering cash inflows were partially offset by cash used in research and development expenditures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (“COPD”) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

Arrowhead has focused its resources on therapeutics that exclusively utilize the Company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

During fiscal year 2020, the Company has continued to develop its pipeline and partnered candidates.  Regarding the Company’s wholly-owned pipeline candidates, the Company dosed its first patients in three of its pipeline candidate studies: ARO-HSD1001, a phase 1/2 clinical study of ARO-HSD; ARO-ENaC1001, a phase 1/2 clinical study of ARO-ENaC and ARO-HIF21001, a phase 1b study of ARO-HIF2. The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, at multiple medical meetings, including the European Society of Cardiology Congress and the American Heart Association Scientific Sessions.  Finally, the Company is also progressing ARO-LUNG2 toward entering clinical trials and is continuing to perform discovery work to identify new candidates.

The Company’s partnered candidates under its collaboration agreements also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a $25.0 million milestone payment under the License Agreement (“Janssen License Agreement”).  The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead common stock, two $25.0 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales. The Company’s collaboration agreement with Amgen for Olpasiran (formerly referred to as AMG 890 or ARO-LPA), (the “Second Collaboration and License Agreement” or “Olpasiran Agreement”), continues to progress.  In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company. The Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement. On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda.  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20 to 25% on net sales.  The Company will receive $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The revenue recognition for these collaboration agreements is discussed further in Note 2 Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories.  Drug materials for such studies and clinical trials are either contracted to third-party manufactures or manufactured internally.  The Company engages third-party contract research organizations (“CROs”) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “candidate costs.”  If the clinical candidates progress through human testing, candidate costs will increase.

The Company is actively monitoring the COVID-19 pandemic.  The financial results for the year ended September 30, 2020 were not significantly impacted by COVID-19.  The Company had temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients during the year ended September 30, 2020.  During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but Company does not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

Net losses were $84.6 million for the year ended September 30, 2020 as compared to net income of $68.0 million for the year ended September 30, 2019 and net losses of $54.5 million for the year ended September 30, 2018. Net losses per share – diluted were $0.84 for the year ended September 30, 2020 as compared to net income per share-diluted of $0.69 for the year ended September 30, 2019 and net losses per share-diluted of $0.65 for the year ended September 30, 2018. An increase in research and development and general and administrative expenses coupled with a decrease in revenue from the license and collaboration agreements with Janssen were the drivers of the increase in net losses and net losses per share for the year ended September 30, 2020, as discussed further below.

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, and two $25.0 million milestone payments.  Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Company’s October 2020 licensing agreement with Takeda will result in a $300.0 million upfront payment expected to be collected in the first fiscal quarter of 2021. Additionally, in December 2019, the Company completed a securities offering which generated approximately $250.5 million in net cash proceeds. These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $143.6 million of cash and cash equivalents, $85.0 million of marketable securities, $86.9 million in short-term investments, $137.5 million of long term investments and $522.5 million of total assets as of September 30, 2020, as compared to $221.8 million, $0, $36.9 million, $44.2 million and $349.8 million as of September 30, 2019, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States (“GAAP”) in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements. For further information, see Note 1, Organization and Significant Accounting Policies, to our Consolidated Financial Statements, which outlines our application of significant accounting policies.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Included within Cash and cash equivalents on the Consolidated Balance Sheets is $1.8 million and $1.0  restricted cash at September 30, 2020 and September 30, 2019, respectively.  Amounts included in restricted cash are primarily held as collateral associated with a letter of credit for the Company’s lease for its corporate headquarters in Pasadena, California.

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

Investments—The Company may invest excess cash balances in short-term and long-term marketable debt securities and equity securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in debt securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, which requires debt securities to be classified into three categories:

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2020, 2019 and 2018, all of the Company’s debt securities were classified as held-to-maturity. Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

During the year ended September 30, 2020, the Company purchased shares of mutual funds that invest in marketable debt securities such as U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities.  The Company accounts for these securities using the guidance from FASB ASC 321, Investments-Equity Securities. These securities are recorded on the Company’s Consolidated Balance Sheet as “marketable securities” and recorded at fair value. All unrealized gains/losses associated with these securities are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Contingent Consideration—The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2020 and September 30, 2019.

Revenue Recognition— On October 1, 2018, the Company adopted FASB Topic 606 – Revenue for Contracts from Customers which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company’s adoption of the new revenue standard did not have a material impact on its Consolidated Financial Statements.  The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to the Company’s ongoing licensing and collaboration agreements, including those with Amgen, Janssen and Takeda, and the analysis of the impact of this guidance on those agreements is discussed further in Note 2 of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (“CTA”) or a New Drug Application (“NDA”) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Milestones or royalties achieved after the Company’s performance obligations have been completed  are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the proportional performance method. Labor hours or costs incurred are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees. During the years ended September 30, 2020, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 0 shares, 4,748,958 shares, and 0 shares, respectively. During the year ended September 30, 2020, the calculation of the effect of dilutive stock option and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect. During the year ended September 30, 2019, the calculation of the effect of dilutive stock options and restricted stock units excluded 1,007,500 stock options and 11,500 restricted stock units granted and outstanding during the period due to their anti-dilutive effect.  During the year ended September 30, 2018, the calculation of the effect of dilutive stock option and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Years ended September 30,
	2020	2019	2018
Revenues	$87,992,066	$168,795,577	$16,142,321
Operating Income (loss)	$(93,158,803)	$61,190,634	$(55,936,235)
Net Income (loss)	$(84,553,226)	$67,974,849	$(54,450,478)
Net Income (Loss) per share-Diluted	$(0.84)	$0.69	$(0.65)

The decrease in revenue for the year ended September 30, 2020 compared to the year ended September 30, 2019 was driven by the timing of the recognition of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation under those agreements. The increase in Net Losses during the year ended September 30, 2020 was driven by this decrease in Revenue and also increases in Research and Development and General and Administrative Expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue for the years ended September 30, 2020, 2019, and 2018 was $87,992,066, $168,795,577 and $16,142,321, respectively.  Revenue in the current period is primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress towards completing our performance obligation under those agreements.  In addition, revenue in the current period consisted of a $20 million milestone payment from Amgen for the initiation of phase 2 clinical study for AMG 890 (ARO-LPA).  Revenue for the year ended September 30, 2019, was also primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC.  A higher proportion of performance activity was ongoing during the prior period than the current, which resulted in the higher revenue recognized in the prior period. Revenue for the year ended September 30, 2018, was primarily related to a $10 million milestone payment received from Amgen in August 2018, which was earned following the administration of the first does of AMG 890 (ARO-LPA).

Amgen Inc.

On September 28, 2016, the Company entered into two collaboration and license agreements, and a common stock purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the license agreements (the “Second Collaboration and License Agreement” or “Olpasiran Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi Olpasiran program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other collaboration and license agreement (the “First Collaboration and License Agreement” or “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company. During the years ended September 30, 2020, 2019 and 2018, the Company recognized $20.1 million, $0.3 million, and $16.1 million of Revenue associated with its agreements with Amgen, respectively.  As of September 30, 2020, there were $0 million in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc.  (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc.  (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potentially curative therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1 / 2 study of JNJ-3989 (ARO-HBV), Janssen is wholly responsible for clinical development and commercialization.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, two $25.0 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of ARO-HBV drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25 million milestone payments earned and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the phase 1/2 clinical trial are completed.  During the years ended September 30, 2020 and 2019, the Company recognized approximately $65.0 million and $167.5 million of Revenue associated with this performance obligation, respectively. As of September 30, 2020, there were $0 in contract assets recorded as accounts receivable and $19.3 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $19.3 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25.0 million milestone payments earned, net of revenue recognized to date.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the years ended September 30, 2020 and 2019, the Company recognized $2.9 million and $1.0 million of Revenue associated with these efforts, respectively. As of September 30, 2020, there were $0.8 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2020 and 2019 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development efforts, and related program costs which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facilities in Madison, Wisconsin and San Diego, California, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our research facilities.  The following table provides details of research and development expenses for the periods indicated:

(table below in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2020	Category	September 30, 2019	Category	$	%
Salaries	$26,300	20%	$15,502	19%	$10,798	70%
Facilities related	4,136	3%	2,649	3%	1,487	56%
Candidate costs	60,638	47%	47,062	58%	13,576	29%
R&D discovery costs	16,192	13%	7,901	10%	8,291	105%
Total research and development expense, excluding non-cash expense	$107,266	83%	$73,114	90%	$34,152	47%
Stock compensation	16,277	13%	3,515	4%	12,762	363%
Depreciation/amortization	5,332	4%	4,420	6%	912	21%
Total research and development expense	$128,875	100%	$81,049	100%	$47,826	59%

Salaries expense increased by $10,798,000 from $15,502,000 during the year ended September 30, 2019 to $26,300,000 during the current period. This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Facilities expense increased by $1,487,000 from $2,649,000 during the year ended September 30, 2019 to $4,136,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. This increase is primarily due the commencement of our sublease in San Diego, California in April 2020.

Candidate costs increased by $13,576,000 from $47,062,000 during the year ended September 30, 2019 to $60,638,000 during the current period.  This increase is primarily due to the progression of our pipeline candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs.  We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials.

R&D discovery costs increased by $8,291,000 from $7,901,000 during the year ended September 30, 2019 to $16,192,000 in the current period.  This increase is due to the growth of our discovery efforts, including the addition of our research facility in San Diego.  We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $12,762,000 from $3,515,000 during the year ended September 30, 2019 to $16,277,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

Depreciation and amortization expense, a non-cash expense, increased by $912,000 from $4,420,000 during the year ended September 30, 2019 to $5,332,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison research facility.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2020	Category	September 30, 2019	Category	$	%
Salaries	$11,781	23%	$8,288	31%	$3,493	42%
Professional/outside services	7,342	14%	5,605	21%	1,737	31%
Facilities related	2,203	4%	1,434	5%	769	54%
Other G&A	3,232	6%	2,332	9%	900	39%
Total general & administrative expense, excluding non-cash expense	$24,558	47%	$17,659	67%	$6,899	39%
Stock compensation	27,106	52%	8,878	33%	18,228	205%
Depreciation/amortization	611	1%	19	0%	592	3116%
Total general & administrative expense	$52,275	100%	$26,556	100%	$25,719	97%

Salaries expense increased by $3,493,000 from $8,288,000 during the year ended September 30, 2019 to $11,781,000 during the current period. The increase is primarily driven by annual merit increases, performance bonuses and increased headcount.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $1,737,000 from $5,605,000 during the year ended September 30, 2019 to $7,342,000 during the current period. The increases is primarily related to certain patent-related expenses.

Facilities-related expense increased by $769,000 from $1,434,000 during the year ended September 30, 2019 to $2,203,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in the expense is primarily related to costs incurred as we moved into our new corporate headquarters during the current period.

Other G&A expense increased by $900,000 from $2,332,000 during the year ended September 30, 2019 to $3,232,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase in the expense was due to increased communication and technology and office expenses associated with our new corporate headquarters.

Stock compensation expense, a non-cash expense, increased by $18,228,000 from $8,878,000 during the year ended September 30, 2019 to $27,106,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors, and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in expense is primarily due to the timing of the achievement of certain performance-based awards in each period and a mix of higher grant date fair values of awards amortizing during the periods due to the Company’s stock price at the time of the grants.

Depreciation and amortization expense, a noncash expense, increased by $592,000 from $19,000 during the year ended September 30, 2019 to $611,000 during the current period. The increase is primarily related to amortization of leasehold improvements for our new corporate headquarters.

Other Income / Expense

Other income / expense was income of $6,957,768 during the year ended September 30, 2019 compared to income of $8,607,977 during the current period. Interest income has increased in the current period as our investment holdings have grown.

Liquidity and Cash Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At September 30, 2020, the Company had cash on hand of approximately $143.6 million as compared to $221.8 million at September 30, 2019.  Cash invested in short-term fixed income securities and marketable securities was $171.9 million at September 30, 2020, compared to $36.9 million at September 30, 2019. Cash invested in long-term fixed income securities was $137.5 million at September 30, 2020, compared to $44.2 million at September 30, 2019.  The Company also entered into an Open Market Sale Agreement (the “ATM” agreement), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC.  As of the year ended September 30, 2020, no shares have been issued under the ATM agreement.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2020, 2019, and 2018 as follows:

	Years ended September 30,
	2020	2019	2018
Cash Flow from:
Operating Activities	$(95,391,570)	$173,034,923	$(47,223,417)
Investing Activities	(240,777,764)	(47,746,007)	(7,434,963)
Financing Activities	257,947,873	66,381,999	59,953,026
Net Increase (decrease) in cash and cash equivalents	(78,221,461)	191,670,915	5,294,646
Cash and cash equivalents at beginning of period	221,804,128	30,133,213	24,838,567
Cash and cash equivalents at end of period	143,582,667	221,804,128	30,133,213

During the year ended September 30, 2020, the Company used $95.4 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $240.8 million, which was primarily related to the purchase of investments of $279.0 million and property and equipment of $12.0 million, partially offset by maturities of fixed-income securities of $50.1 million.  Cash provided by financing activities of $257.9 million was driven by the securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $7.5 million in cash received from stock option exercises.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2020 for the categories shown, as well as obligations related to contracts in such categories that we are likely to continue. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table. The following table does not include any future obligations that may be owed under existing license agreements, as the certainty of achieving the relevant milestones that would trigger these payments is currently unknown.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	-	-	-	-	-
Capital Leases	-	-	-	-	-
Operating Leases	32,311,207	3,091,901	7,260,044	6,627,966	15,331,296
Unconditional Purchase Obligations	77,965,922	60,176,232	17,789,690	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$110,277,129	$63,268,133	$25,049,734	$6,627,966	$15,331,296

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2020 and 2019, we had cash and cash equivalents of $143.6 million and $221.8 million, respectively, and short-term and long-term investments and marketable securities of $309.4 million and $81.1 million, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 3 years, and we have historically classified these investments as held-to-maturity.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

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

Management’s Annual Report on Internal Control over Financial Reporting

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2021.

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

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2021.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

1.1 2.1

Open Market Sale Agreement, dated as of August 5, 2020, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC

Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†

		Quarterly Report on Form 10-Q, as Exhibit 1.1 Annual Report on Form 10-K as Exhibit 2.1	August 5, 2020 December 20, 2011

2.2	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation of Arrowhead Research Corporation, a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 5, 2016	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K as Exhibit 3.4	April 6, 2016

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	October 28, 2016

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K, as Exhibit 4.4	November 25, 2019

10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.5**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.6**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.7**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.8	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.9	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.10	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.11	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9, 2016

10.12	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.18	December 14, 2016

10.13	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

10.14	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1)	November 25, 2016

10.15	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.16	Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 7, 2019

10.17	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.18	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

10.19	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018†	Annual Report on Form 10-K, as Exhibit 10.19	November 25, 2019

10.20	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019†	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.21	Amendment No. 1 to Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated November 14, 2019†	Annual Report on Form 10-K, as Exhibit 10.21	November 25, 2019

10.22	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

10.23	Amendment No. 1 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated October 22, 2018*+

10.24	Amendment No. 2 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 10, 2019*+

10.25	Amendment No. 3 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 11, 2019*+

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.26	Amendment No. 4 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated September 19, 2019 *+

10.27 10.28

Amendment No. 5 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated May 14, 2020*+

Sublease Agreement by and between Halozyme, Inc. and Arrowhead Pharmaceuticals Inc. dated March 3, 2020†

		Quarterly Report on Form 10-Q, as Exhibit 10.1	May 7, 2020

21.1	List of Subsidiaries*

23.1	Consent of Independent Public Registered Accounting Firm*

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.
***	Furnished herewith
†

Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+

Certain schedules and exhibits in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November 2020.

Dated: November 20, 2020

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	November 20, 2020
Christopher Anzalone	Director (Principal Executive Officer)

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	November 20, 2020
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	November 20, 2020
Douglass Given

/s/ Mauro Ferrari	Director	November 20, 2020
Mauro Ferrari

/s/ Michael S. Perry	Director	November 20, 2020
Michael S. Perry

/s/ William Waddill	Director	November 20, 2020
William Waddill

/s/ Marianne De Backer	Director	November 20, 2020
Marianne De Backer

/s/ Adeoye Olukotun	Director	November 20, 2020
Adeoye Olukotun

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Arrowhead Pharmaceuticals, Inc., September 30, 2020 and 2019	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2020, 2019 and 2018	F-6
Consolidated Statement of Stockholders’ Equity of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2020, 2019, and 2018	F-7
Consolidated Statements of Cash Flows of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2020, 2019 and 2018	F-8
Notes to Consolidated Financial Statements of Arrowhead Pharmaceuticals, Inc.	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2020, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of September 30, 2020 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020 and related notes, and our report dated November 23, 2020 expressed an unqualified opinion thereon.

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

Rose, Snyder & Jacobs LLP

Encino, CA

November 23, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$143,582,667	$221,804,128
Accounts receivable	845,673	661,361
Prepaid expenses	4,250,896	3,317,999
Other current assets	1,781,691	2,563,435
Marketable securities	85,019,719	-
Short term investments	86,889,751	36,899,894
TOTAL CURRENT ASSETS	322,370,397	265,246,817
Property and equipment, net	30,880,868	23,214,899
Intangible assets, net	15,363,151	17,063,580
Long term investments	137,486,883	44,175,993
Right-of-use assets	16,137,085	-
Other assets	265,359	144,148
TOTAL ASSETS	$522,503,743	$349,845,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,828,909	$7,649,921
Accrued expenses	5,388,556	6,504,729
Accrued payroll and benefits	8,060,854	4,955,887
Lease liabilities	1,094,777	-
Deferred rent	-	173,952
Deferred revenue	19,291,075	77,769,629
Other current liabilities	17,262	16,561
TOTAL CURRENT LIABILITIES	40,681,433	97,070,679
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	20,043,178	-
Deferred rent, net of current portion	-	3,703,364
Deferred revenue, net of current portion	-	5,035,142
TOTAL LONG-TERM LIABILITIES	20,043,178	8,738,506
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000,000 shares authorized; 102,376,303 and 95,506,271 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	194,746	187,876
Additional paid-in capital	965,410,146	664,086,155
Accumulated other comprehensive income (loss)	18,433	(391,624)
Accumulated deficit	(503,844,193)	(419,290,967)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	461,779,132	244,591,440
Noncontrolling interest	-	(555,188)
TOTAL STOCKHOLDERS’ EQUITY	461,779,132	244,036,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,503,743	$349,845,437

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended September 30,
	2020	2019	2018
REVENUE	$87,992,066	$168,795,577	$16,142,321
OPERATING EXPENSES
Research and development	128,874,979	81,048,686	52,968,505
General and administrative expenses	52,275,890	26,556,257	19,110,051
TOTAL OPERATING EXPENSES	181,150,869	107,604,943	72,078,556
OPERATING INCOME (LOSS)	(93,158,803)	61,190,634	(55,936,235)
OTHER INCOME (EXPENSE)
Interest income (expense), net	9,190,501	6,957,768	1,048,523
Change in value of derivatives	-	-	432,141
Other Income (expense)	(582,524)	-	7,493
TOTAL OTHER INCOME (EXPENSE)	8,607,977	6,957,768	1,488,157
INCOME (LOSS) BEFORE INCOME TAXES	(84,550,826)	68,148,402	(54,448,078)
Provision for income taxes	(2,400)	(173,553)	(2,400)
NET INCOME (LOSS)	(84,553,226)	67,974,849	(54,450,478)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.84)	$0.72	$(0.65)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.84)	$0.69	$(0.65)
Weighted average shares outstanding - basic	100,722,224	93,858,857	83,638,469
Weighted average shares outstanding - diluted	100,722,224	98,607,815	83,638,469
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	410,057	(370,060)	(54,796)
COMPREHENSIVE INCOME (LOSS)	$(84,143,169)	$67,604,789	$(54,505,274)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2017	74,785,426	$167,155	$514,037,301	$33,232	$(432,815,338)	$(555,188)	$80,867,162
Stock-based compensation	-	-	8,454,607	-	-	-	8,454,607
Exercise of stock options	604,611	605	2,656,105	-	-	-	2,656,710
Exercise of warrants	288,473	288	1,237,141				1,237,429
Common stock - restricted stock units vesting	1,326,792	1,327	(55,995)	-	-	-	(54,668)
Common stock - issued for cash	11,500,000	11,500	56,573,535				56,585,035
Foreign currency translation adjustments	-	-	-	(54,796)	-	-	(54,796)
Net income (loss) for the twelve months ended September 30, 2018	-	-	-	-	(54,450,478)	-	(54,450,478)
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505,302	$180,875	$582,902,694	$(21,564)	$(487,265,816)	$(555,188)	$95,241,001
Stock-based compensation	-	-	12,393,323	-	-	-	12,393,323
Exercise of stock options	1,542,795	1,543	8,273,867	-	-	-	8,275,410
Common stock - restricted stock units vesting	2,197,305	2,197	(2,197)	-	-	-	-
Common stock - issued for cash	3,260,869	3,261	60,518,468	-	-	-	60,521,729
Foreign currency translation adjustments	-	-	-	(370,060)	-	-	(370,060)
Net income (loss) for the twelve months ended September 30, 2019	-	-	-	-	67,974,849	-	67,974,849
Balance at September 30, 2019	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506,271	$187,876	$664,086,155	$(391,624)	$(419,290,967)	$(555,188)	$244,036,252
Stock-based compensation	-	-	43,382,988	-	-	-	43,382,988
Exercise of stock options	1,111,128	1,111	7,467,788	-	-	-	7,468,899
Common stock - restricted stock units vesting	1,158,904	1,159	(1,159)	-	-	-	-
Common stock - issued for cash	4,600,000	4,600	250,474,374	-	-	-	250,478,974
Foreign currency translation adjustments	-	-	-	410,057	-	-	410,057
Deconsolidation of Ablaris Therapeutics, Inc.	-	-	-	-	-	555,188	555,188
Net income (loss) for the twelve months ended September 30, 2020	-	-	-	-	(84,553,226)	-	(84,553,226)
Balance at September 30, 2020	102,376,303	$194,746	$965,410,146	$18,433	$(503,844,193)	$-	$461,779,132

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,553,226)	$67,974,849	$(54,450,478)
Change in value of derivatives	-	-	(432,141)
Stock-based compensation	43,382,988	12,393,323	8,454,607
Depreciation and amortization	5,942,264	4,439,144	4,699,275
Amortization/(accretion) of note premiums	525,305	1,069,070	383,075
Changes in operating assets and liabilities:
Accounts receivable	(184,312)	(333,986)	(259,578)
Prepaid expenses and other current assets	(387,464)	(3,710,515)	319,166
Deferred revenue	(63,513,696)	82,804,171	(5,269,140)
Accounts payable	(821,012)	4,843,825	(1,270,416)
Accrued expenses	1,989,496	2,450,079	1,016,506
Other	2,228,087	1,104,963	(414,293)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(95,391,570)	173,034,923	(47,223,417)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,951,712)	(12,001,225)	(1,421,252)
Purchases of investments	(278,964,290)	(90,266,001)	(52,083,131)
Proceeds from sale of investments	50,138,238	54,521,219	46,069,420
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(240,777,764)	(47,746,007)	(7,434,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(2,415,150)	(208,506)
Payment of taxes for net share settled restricted stock unit issuances	-	-	(54,667)
Proceeds from the exercises of stock options	7,468,899	8,275,410	3,631,164
Proceeds from the issuance of common stock	250,478,974	60,521,739	56,585,035
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	257,947,873	66,381,999	59,953,026
NET INCREASE (DECREASE) IN CASH	(78,221,461)	191,670,915	5,294,646
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	221,804,128	30,133,213	24,838,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,582,667	$221,804,128	$30,133,213
Supplementary disclosures:
Interest paid	$-	$(27,437)	$(173,381)
Income Taxes (Paid) Refunded	$103,437	$(302,400)	$(2,400)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (“COPD”) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. ARO-HBV (JNJ-3989) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  ARO-LPA (AMG 890) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

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

During fiscal year 2020, the Company has continued to develop its pipeline and partnered candidates.  Regarding the Company’s wholly-owned pipeline candidates, the Company dosed its first patients in three of its pipeline candidate studies: ARO-HSD1001, a phase 1/2 clinical study of ARO-HSD; ARO-ENaC1001, a phase 1/2 clinical study of ARO-ENaC and ARO-HIF21001, a phase 1b study of ARO-HIF2. The Company also presented new clinical data on its two cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, at multiple medical meetings, including the European Society of Cardiology Congress and the American Heart Association Scientific Sessions.  Finally, the Company is also progressing ARO-LUNG2 toward entering clinical trials and is continuing to perform discovery work to identify new candidates.

The Company’s partnered candidates under its collaboration agreements also continue to progress.  Janssen began dosing patients in a phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection, and in connection with the start of this study Arrowhead earned a  $25.0 million milestone payment under the License Agreement (“Janssen License Agreement”).  The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, two $25.0 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company’s collaboration agreement with Amgen for Olpasiran (previously referred to as AMG 890 or ARO-LPA), (the “Second Collaboration and License Agreement” or “Olpasiran Agreement”), continues to progress.  In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company.  The Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement.  On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda.  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  The Company will receive $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the year ended September 30, 2020 were not significantly impacted by COVID-19. The Company temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients during the three months ended June 30, 2020. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but the Company does not expect a material impact to any program’s anticipated timelines. Several of the Company’s other clinical candidates are in the start-up stage (ARO-HSD, ARO-HIF2 and ARO-ENaC), during which significant clinical costs will continue to be incurred. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact of the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

Liquidity

The Consolidated Financial Statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern.  Historically, the Company’s primary source of financing has been through the sale of its securities. Research and development activities have required significant capital investment since the Company’s inception. The Company expects its operations to continue to require cash investment to pursue its research and development goals, including clinical trials and related drug manufacturing.

At September 30, 2020, the Company had $143.6 million in cash and cash equivalents (including $1.8 million in restricted cash), $86.9 million in short-term investments and $85.0 million in marketable securities, and $137.5 million in long-term investments to fund operations.  During the year ended September 30, 2020, the Company’s cash and investments balance increased by $150.1 million, which was primarily the result of purchases of investments and marketable securities of $279.0 million and cash outflow primarily related to operations of $95.4 million, partially offset by the December 2019 securities offering that generated $250.5 million in net cash proceeds for the Company, as discussed further in Note 6 below, as well as maturities of investments of $50.1 million.

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

Basis of Presentation and Use of Estimates—The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Included within Cash and cash equivalents on the Consolidated Balance Sheets is $1.8 million and $1.0 restricted cash at September 30, 2020 and September 30, 2019, respectively.  Amounts included in restricted cash are primarily held as collateral associated with a letter of credit for the Company’s lease for its corporate headquarters in Pasadena, California.

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

Investments—The Company may invest excess cash balances in short-term and long-term marketable debt and equity securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) ASC 320, Investments – Debt and Equity Securities and ASC 321, Investments in Equity Securities. ASC 320-Investments-Debt and Equity Securities requires debt securities to be classified into three categories:

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2020, 2019 and 2018, all of the Company’s debt securities were classified as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

During the year ended September 30, 2020, the Company purchased shares of mutual funds that invest in marketable debt securities such as U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities.  The Company accounts for these securities using the guidance from FASB ASC 321, Investments-Equity Securities. These securities are recorded on the Company’s Consolidated Balance Sheet as “marketable securities” and recorded at fair value. All unrealized gains/losses associated with these securities are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Contingent Consideration—The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2020 and September 30, 2019.

Revenue Recognition— On October 1, 2018, the Company adopted FASB Topic 606 – Revenue for Contracts from Customers which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company’s adoption of the new revenue standard did not have a material impact on its Consolidated Financial Statements.  The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to the Company’s ongoing licensing and collaboration agreements, including those with Amgen, Janssen, and Takeda and the analysis of the impact of this guidance on those agreements is discussed further in Note 2 below.

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

Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a Clinical Trial Application (“CTA”) or a New Drug Application (“NDA”) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for our milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).  Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or pre-clinical program.  Milestones or royalties achieved after the Company’s performance obligations have been completed  are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the proportional performance method. Labor hours or costs incurred are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees.  During the years ended September 30, 2020, 2019 and 2018, the calculation of the effect of dilutive stock options and restricted stock units was 0 shares, 4,748,958 shares, and 0 shares, respectively.  During the year ended September 30, 2020, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.  During the year ended September 30, 2019, the calculation of the effect of dilutive stock options and restricted stock units excluded 1,007,500 stock options and 11,500 restricted stock units granted and outstanding during the period due to their anti-dilutive effect.  During the year ended September 30, 2018, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

Leases—The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its  leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the Consolidated Balance Sheets as Right-of-use assets and Lease liabilities and are measured at the present value of the fixed payments due over the expected lease term minus the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain.  The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.

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

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic ASC 842).  Under ASC 842, lessees are required to recognize a right-of-use asset and a right-of-use lease liability for virtually all leases other than those that meet the definition of a short-term lease. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  The Company adopted this standard effective October 1, 2019 and elected the package of three practical expedients that permits an entity to i) not reassess whether expired or existing contracts contain leases, ii) not reassess lease classification for existing or expired leases, and iii) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  At September 30, 2020, the Company has recorded right-of-use assets of $16.1 million and right-of-use liabilities of $21.1 million on its Consolidated Balance Sheets for its research and development facility leases in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters lease in Pasadena, California, as discussed further in Note 8 below.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and the Company’s Consolidated Statements of Cash Flows.

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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

On September 28, 2016, the Company entered into two Collaboration and License Agreements, and a Common Stock Purchase Agreement with Amgen Inc., a Delaware corporation (“Amgen”). Under one of the collaboration and license agreements (the “Second Collaboration and License Agreement” or “Olpasiran Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel, RNAi Olpasiran (previously referred to as AMG 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the other collaboration and license agreement (the “First Collaboration and License Agreement” or the “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20 million milestone payment to the Company. During the years ended September 30, 2020, 2019 and 2018, the Company recognized $20.1 million, $0.3 million, and $16.1 million of Revenue associated with its agreements with Amgen, respectively. As of September 30, 2020, there were $0 million in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (“Janssen License Agreement”) and a Research Collaboration and Option Agreement (“Janssen Collaboration Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), a New Jersey corporation.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), Janssen is also wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and two $25.0 million milestone payments, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option will be accounted for if and when it is exercised.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25.0 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual labor hours versus estimated total labor hours) beginning in October 2018 and ending as the Company’s efforts in overseeing the phase 1/2 clinical trial are completed.  During the years ended September 30, 2020 and 2019, the Company recognized approximately $65.0 million and $167.5 million of Revenue associated with this performance obligation, respectively. As of September 30, 2020, there were $0 in contract assets recorded as accounts receivable, and $19.3 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $19.3 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25.0 million milestone payments earned, net of revenue recognized to date.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the years ended September 30, 2020 and 2019, the Company recognized $2.9 million and $1.0 million of Revenue associated with these efforts, respectively. As of September 30, 2020, there were $0.8 million of contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”).  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  The Company will receive $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The Company has evaluated the Takeda License Agreement in accordance with the new revenue recognition requirements that became effective for the Company on October 1, 2018. The adoption of the new revenue standard will not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of the Takeda License Agreement, the Company has identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing phase 2 AROAAT2002 study and to ensure certain manufacturing of ARO-AAT drug product is completed and delivered to Takeda (the “Takeda R&D Services”).  Due to the specialized and unique nature of these Takeda R&D services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  Beyond the Takeda R&D Services, Takeda will be responsible for managing future clinical development and commercialization.  The Company will co-fund certain of the development and commercialization costs that Takeda manages, and these co-funding amounts will be offset against amounts owed to Arrowhead, either from milestones or royalties earned, or profits earned under the 50/50 profit sharing structure for U.S. commercialization.

The Company determined the initial transaction price totaled approximately $300.0 million which includes the upfront payment.  The Company will exclude any future estimated milestones, royalties or profit-sharing payments from this transaction price to date.  The Company will allocate the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  This revenue will be recognized using a proportional performance method (based on actual costs incurred versus estimated total estimated costs incurred for the Takeda R&D Services) beginning in the Company’s first fiscal quarter of fiscal 2021 and ending as the Takeda R&D Services are completed.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2020	September 30, 2019
Computers, office equipment and furniture	$661,927	$637,577
Research equipment	20,654,323	12,932,304
Software	631,204	147,254
Leasehold improvements	25,237,851	21,579,415
Total gross fixed assets	47,185,305	35,296,550
Less: Accumulated depreciation and amortization	(16,304,437)	(12,081,651)
Property and equipment, net	$30,880,868	$23,214,899

Depreciation and amortization expense for property and equipment for the years ended September 30, 2020, 2019, and 2018 was $4,241,834 and $2,738,715, and $2,998,846 respectively.

NOTE 4. INVESTMENTS

Investments at September 30, 2020 primarily consist of corporate bonds that have maturities of less than 36 months and marketable equity securities. The Company’s corporate bonds consists of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s marketable equity securities consist of mutual funds that invests in U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities. Dividends from these three funds are automatically reinvested.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.

The following tables summarize the Company’s short-term, long-term investments and marketable securities as of September 30, 2020 and September 30, 2019 by measurement category.

Held to Maturity	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$86,889,751	$1,589,873	$-	$88,479,624
Commercial notes (due within one through three years)	$137,486,883	$4,573,964	$(79,471)	$141,981,376
Total	$224,376,634	$6,163,837	$(79,471)	$230,461,000

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$36,899,894	$222,584	$-	$37,122,478
Commercial notes (due within one through three years)	$44,175,993	$875,258	$-	$45,051,251
Total	$81,075,887	$1,097,842	$-	$82,173,729

Fair Value	As of September 30, 2020
	Amortized Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$85,000,000	$94,734	$-	$(75,015)	$85,019,719
Total	$85,000,000	$94,734	$-	$(75,015)	$85,019,719

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $828,596.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $8,665,466.  Amortization expense for the years ended September 30, 2020, 2019, and 2018 was $1,700,429, $1,700,430, and $1,700,429, respectively. Amortization expense is expected to be $1,700,429 in 2021, $1,700,429 in 2022, $1,700,429 in 2023, $1,700,429 in 2024, $1,700,429 in 2025 and $6,861,006 thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
Balance at September 30, 2019	$17,063,580
Impairment	-
Amortization	(1,700,429)
Balance at September 30, 2020	$15,363,151

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2020, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2020, 102,376,303 shares of Common Stock were outstanding.  At September 30, 2020, 8,462,148 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

In December 2019, the Company sold 4,600,000 shares of its Common Stock in a public offering at a price of $58.00 per share.  The aggregate purchase price paid by the investors for the Common Stock was $266.8 million, and the Company received net proceeds of $250.5 million after deducting advisory fees and offering expenses.

In August 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. At September 30, 2020, no shares have been issued under the ATM Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of the year ended September 30, 2020.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies and for clinical studies.  As of September 30, 2020, these future commitments were estimated at approximately $78.0 million, of which approximately $60.2 million is expected to be incurred in fiscal 2021, and $17.8 million is expected to be incurred beyond fiscal 2021.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the year ended September 30, 2020, the Company incurred $2.4 million of milestone payments related to the progression of the ARO-ENaC and ARO-HIF2 candidates. During the years ended September 30, 2019 and 2018, the Company did not trigger any milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027. The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at September 30, 2020.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 to expand the rentable square feet by an additional 14,000 square feet and to extend the lease expiration date to September 2029. In May 2020, the Company further amended the lease to increase the rentable square feet by an additional 26,000 square feet and extended the lease expiration date to September 30, 2031.  Lease payments are estimated to total approximately $26.2 million for the term. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at September 30, 2020.

In March 2020, the Company entered into a sublease agreement (the “Sublease”) with Halozyme, Inc. for additional research and development facility space in San Diego, California.  The Sublease provides additional space needed to accommodate the recent growth of the Company’s personnel and discovery efforts. The sublease is for approximately 21,000 rentable square feet.  The term of the Sublease commenced on April 1, 2020 and will end on January 14, 2023.  Sublease payments are estimated to total approximately $2.0 million over the term.

Operating lease cost during the years ended September 30, 2020, 2019, and 2018 was $2.4 million, $1.3 million and $1.3 million respectively.  Variable lease costs during the year ended September 30, 2020 were $0.8 million.  There was no short-term lease cost during the years ended September 30, 2020, 2019 and 2018.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2020:

2021	$3,091,901
2022	3,853,290
2023	3,406,754
2024	3,269,674
2025	3,358,292
2025 and thereafter	15,331,296
Total	$32,311,207
Less imputed interest	$(11,173,252)
Total operating lease liabilities (includes current portion)	$21,137,955

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow for the years ended September 30, 2020, 2019 and 2018 were $1.8 million, $1.3 million and $1.3 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of September 30, 2020 was 9.4 years and 8.4%, respectively.

As of September 30, 2019, future minimum lease payments due in fiscal years under operating leases were as follows:

2020	$1,521,451
2021	2,256,379
2022	2,521,446
2023	2,590,558
2024	2,661,512
2025 and thereafter	10,834,206
Total	$22,385,552

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2020, 673,262 and 5,598,345 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2020, there were options granted and outstanding to purchase 673,262 and 2,611,625 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,588,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2020, there were 1,254,516 shares reserved for options and 936,025 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2019	4,773,670	$8.16
Granted	951,500	48.19
Cancelled	(74,639)	22.38
Exercised	(1,111,128)	6.72
Balance At September 30, 2020	4,539,403	$16.67	6.2 years	$129,100,277
Exercisable At September 30, 2020	2,924,744	$8.30	4.8 years	$102,698,309

Stock-based compensation expense related to stock options for the years ended September 30, 2020, 2019, and 2018 was $9,719,116, $3,955,216, and $3,265,348, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2020, 2019, and 2018 was $34,582,743, $12,137,250, and $4,141,318, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2020, 2019 and 2018 was $44,082,294, $24,561,189, and $5,805,317, respectively.

As of September 30, 2020, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $36,355,846 will be recognized in the Company’s results of operations over a weighted average period of 3.1 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2020	2019	2018
Dividend yield	-	-	-
Risk-free interest rate	0.4 – 1.8%	1.50-3.11%	2.05-2.99%
Volatility	90-92%	115%	110%
Expected life (in years)	6.25	6.25	6.25
Weighted average grant date fair value per share of options granted	$36.35	$13.80	$5.04

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (“RSUs”), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducements grants granted outside of the Plan. During the year ended September 30, 2020, the Company issued 1,754,071 RSUs under the 2013 Incentive Plan and 933,025 RSUs as inducement awards. At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2019	2,062,833	$9.43
Granted	2,687,096	55.59
Vested	(1,158,904)	9.71
Forfeited	(67,000)	31.78
Unvested at September 30, 2020	3,524,025	$44.11

During the years ended September 30, 2020, 2019, and 2018, the Company recorded $33,663,871, $8,438,107 and $5,189,259 of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of September 30, 2020, the pre-tax compensation expense for all unvested RSUs in the amount of $88,548,649 will be recognized in the Company’s results of operations over a weighted average period of 3.1 years. Unvested RSUs that we have deemed not probable of vesting as of September 30, 2020, have the potential of generating an additional $38.0 million of pre-tax compensation expense if we deem them probable of vesting in a future reporting period.

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

The following table summarizes fair value measurements at September 30, 2020 and September 30, 2019 for assets and liabilities measured at fair value on a recurring basis.  Certain amounts have been reclassed to conform with current year presentation.

September 30, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,582,667	$-	$-	$143,582,667
Marketable securities	$85,019,719	$-	$-	$85,019,719
Short-term investments (held to maturity)	$-	$88,479,624	$-	$88,479,624
Long-term investments (held to maturity)	$-	$141,981,376	$-	$141,981,376
Contingent Consideration	$-	$-	$-	$-

September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$221,804,128	$-	$-	$221,804,128
Short-term investments	$-	$37,122,478	$-	$37,122,478
Long-term investments	$-	$45,051,251	$-	$45,051,251
Contingent Consideration	$-	$-	$-	$-

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2020 and September 30, 2019.

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

Components of the net deferred tax asset (liability) at September 30, 2020 and 2019 are as follows:

	September 30,
	2020	2019
Deferred Tax Assets
Accrued Compensation	$2,086,396	$1,310,466
Stock Compensation	10,936,819	3,609,756
Capitalized Research & Development	624,915	926,026
California Alternative Minimum Tax	178,652	173,553
Fixed Assets	-	438,882
Net Operating Losses	151,007,113	105,372,571
Intangible Assets	2,818,002	3,590,090
Deferred Revenue	1,702,357	-
Right of Use Assets/Lease Liabilities	1,015,626	-
Deferred Rent	-	821,317
Capital Loss	709,779	709,779
Total deferred tax assets	171,079,659	116,952,440
Valuation allowance	(156,603,859)	(108,232,402)
Deferred tax liabilities:
Fixed Assets	(2,546,968)	-
State taxes	(11,928,832)	(8,720,038)
Total deferred tax liability	(14,475,800)	(8,720,038)
Net deferred tax assets (liabilities)	$-	$-

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

As of September 30, 2020, the Company had available gross federal net operating loss (“NOL”) carry forwards of approximately $473.0 million and gross state NOL carry forwards of $497.0 million. The NOLs expire at various dates through 2040.

The provisions for income taxes for the years ended September 30, 2020 and 2019 are as follows:

	September 30,
	2020	2019
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$2,400	173,553
Deferred	—	—
Total State	2,400	173,553
Provision from income taxes	$2,400	$173,553

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2020 and 2019:

	September 30,
	2020	2019
At U.S. federal statutory rate	-21.0%	21.0%
State taxes, net of federal effect	-7.0%	7.3%
Stock compensation	-29.4%	-15.0%
Mark-to-market adjustments	0.0%	0.0%
Valuation allowance	57.4%	-13.0%
Other	0.0%	0.0%
True-up on deferred taxes	0.0%	0.0%
Tax rate change	0.0%	0.0%
Effective income tax rate	0.0%	0.3%

 The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2020 and 2019.

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

For the years ended September 30, 2020, 2019, and 2018, the Company recorded expenses under this plan of $863,080, $545,698 and $451,623, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended September 30, 2020 and 2019:

	First	Second	Third	Fourth
Year ended September 30, 2020	Quarter	Quarter	Quarter	Quarter
Revenues	$29,454,579	$23,528,853	$27,375,778	$7,632,856
Operating Income (Loss)	$(4,853,594)	$(22,240,255)	$(15,945,862)	$(50,119,092)
Net Income (Loss)	$(2,673,728)	$(19,835,570)	$(13,611,213)	$(48,432,715)
Net Income (Loss) per share-Basic	$(0.03)	$(0.20)	$(0.13)	$(0.48)
Net Income (Loss) per share-Diluted	$(0.03)	$(0.20)	$(0.13)	$(0.48)

	First	Second	Third	Fourth
Year ended September 30, 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$34,657,896	$48,148,275	$42,696,636	$43,292,770
Operating Income (Loss)	$10,946,144	$22,010,692	$18,595,749	$9,638,049
Net Income (Loss)	$12,037,253	$23,896,982	$20,335,708	$11,704,906
Net Income (Loss) per share-Basic	$0.13	$0.25	$0.21	$0.12
Net Income (Loss) per share-Diluted	$0.13	$0.24	$0.21	$0.12

NOTE 14. SUBSEQUENT EVENTS

Exclusive License and Co-Funding Agreement with Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda Pharmaceuticals U.S.A., Inc.  (“Takeda”).  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  The Company will receive $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

Corporate Headquarters Lease Expansion

On October 23, 2020, the Company signed a lease expansion to add an additional 24,434 square feet of office space for the Company’s corporate headquarters in Pasadena, CA.  The lease commencement date is expected to be July 2021, after certain leasehold improvements are completed, and the lease expires in April 2027.  The lease payments over the life of lease total $7.3 million.  The Company anticipates paying approximately $4.0 million of leasehold improvements, net of tenant improvement allowances.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market.