Form 10-Q
period 2020-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2021-02-04
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 1, 2021 was 103,792,410.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(unaudited) December 31, 2020	September 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,921	$143,583
Accounts receivable	9,002	845
Prepaid expenses	7,069	4,250
Other current assets	2,318	1,782
Marketable securities	86,012	85,020
Short term investments	79,394	86,890
TOTAL CURRENT ASSETS	323,716	322,370
Property and equipment, net	33,730	30,881
Intangible assets, net	14,938	15,363
Long term investments	110,855	137,487
Right-of-use assets	15,747	16,138
Other assets	265	265
TOTAL ASSETS	$499,251	$522,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,827	$6,829
Accrued expenses	9,570	5,389
Accrued payroll and benefits	2,753	8,061
Lease liabilities	1,183	1,095
Deferred revenue	6,744	19,291
Other current liabilities	17	16
TOTAL CURRENT LIABILITIES	25,094	40,681
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	19,685	20,044
TOTAL LONG-TERM LIABILITIES	19,685	20,044
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders' equity:
Common stock, $0.001 par value; 145,000 shares authorized; 103,194 and 102,376 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	195	195
Additional paid-in capital	978,655	965,410
Accumulated other comprehensive income (loss)	198	18
Accumulated deficit	(524,576)	(503,844)
TOTAL STOCKHOLDERS’ EQUITY	454,472	461,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,251	$522,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2020	2019
REVENUE	$21,303	$29,455
OPERATING EXPENSES
Research and development	36,555	23,374
General and administrative expenses	8,802	10,934
TOTAL OPERATING EXPENSES	45,357	34,308
OPERATING INCOME (LOSS)	(24,054)	(4,853)
OTHER INCOME (EXPENSE)
Interest income (expense), net	2,169	2,180
Other income (expense)	1,153	-
TOTAL OTHER INCOME (EXPENSE)	3,322	2,180
INCOME (LOSS) BEFORE INCOME TAXES	(20,732)	(2,673)
Provision for income taxes	-	-
NET INCOME (LOSS)	(20,732)	(2,673)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.20)	$(0.03)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.20)	$(0.03)
Weighted average shares outstanding - basic	102,757	97,090
Weighted average shares outstanding - diluted	102,757	97,090
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	180	196
COMPREHENSIVE INCOME (LOSS)	$(20,552)	$(2,477)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(In thousands, except per share amounts)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506	$187	$664,086	$(392)	$(419,291)	$(555)	$244,035
Stock-based compensation	-	-	4,491	-	-	-	4,491
Exercise of stock options	472	1	3,001	-	-	-	3,002
Common stock - restricted stock units vesting	533	1	(1)	-	-	-	-
Common stock - issued for cash	4,600	5	250,473	-	-	-	250,478
Foreign currency translation adjustments	-	-	-	196	-	-	196
Net income (loss) for the three months ended December 31, 2019	-	-	-	-	(2,673)	-	(2,673)
Balance at December 31, 2019	101,111	$194	$922,050	$(196)	$(421,964)	$(555)	$499,529

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$461,779
Stock-based compensation	-	-	8,144	-	-	8,144
Exercise of stock options	538	-	5,101	-	-	5,101
Common stock - restricted stock units vesting	280	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	180	-	180
Net income (loss) for the three months ended December 31, 2020	-	-	-	-	(20,732)	(20,732)
Balance at December 31, 2020	103,194	$195	$978,655	$198	$(524,576)	$454,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,732)	$(2,673)
Stock-based compensation	8,144	4,492
Depreciation and amortization	1,848	1,260
Amortization/(accretion) of note premiums	(302)	177
Changes in operating assets and liabilities:
Accounts receivable	(8,157)	(684)
Prepaid expenses and other current assets	(3,193)	1,378
Deferred revenue	(12,547)	(28,771)
Accounts payable	(2,002)	4,552
Accrued expenses	(1,126)	(4,214)
Other	(855)	953
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,922)	(23,530)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,271)	(4,320)
Proceeds from sale of marketable securities	34,429	13,600
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,158	9,280
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	5,102	3,001
Proceeds from the issuance of common stock	-	250,477
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,102	253,478
NET INCREASE (DECREASE) IN CASH	(3,662)	239,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,583	221,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,921	$461,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”) and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (“COPD”) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, are based. The Company’s principal executive offices are located in Pasadena, California.

During the first quarter of fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3. The Company presented positive interim clinical data from AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being developed as a treatment for the rare genetic liver disease associated with AATD.  The Company also announced positive clinical data on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, at the American Heart Association (“AHA”) Scientific Session 2020.  Finally, the Company announced a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease.  See Note 2 for more information regarding the collaboration with Takeda.

The Company’s partnered candidates under its collaboration agreements also continue to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection. In connection with the start of this study, Arrowhead earned a $25.0 million milestone payment under the Company’s License Agreement with Janssen (“Janssen License Agreement”).  The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead Common Stock, two $25.0 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement with Takeda (the “Takeda License Agreement”).  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three months ended December 31, 2020 were not significantly impacted by COVID-19. During fiscal year 2020, the Company had temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but the Company does not expect a material impact to any program’s anticipated timelines. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

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

At December 31, 2020, the Company had $139.9 million in cash and cash equivalents (including $2.4 million in restricted cash), $79.4 million in short-term investments, $86.0 million in marketable securities and $110.9 million in long-term investments to fund operations.  During the three months ended December 31, 2020, the Company’s cash and investments balance decreased by $36.8 million, which was primarily the result of funding its research and development operations.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18 Collaborative Arrangements (Topic 808). This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics. ASU 2018-18 became effective for the Company on October 1, 2020 and did not have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of the associated hosted cloud computing arrangement service. Capitalized implementation costs are classified in prepaid expenses and other assets. The amortization of the capitalized asset is presented in the same line on the statement of operations and comprehensive loss as the fees for the associated hosted cloud computing arrangement service and not included with depreciation or amortization expense related to property and equipment or intangible assets. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities. ASU 2018-15 became effective for the Company on October 1, 2020 and did not have a material impact on its Consolidated Financial Statements.

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

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company. During the three months ended December 31, 2020 and 2019, the Company recognized $0 and $0, respectively.  As of December 31, 2020, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with JJDC.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), Janssen is also wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and two $25.0 million milestone payments, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option is accounted for separately.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25.0 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred) beginning in October 2018 and ending as the Company’s efforts in overseeing the Phase 1/2 clinical trial are completed.  During the three months ended December 31, 2020 and 2019, the Company recognized approximately $12.7 million and $28.8 million of Revenue associated with this performance obligation, respectively. As of December 31, 2020, there were $0 in contract assets recorded as accounts receivable, and $6.7 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $6.7 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25.0 million milestone payments earned, net of revenue recognized to date.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended December 31, 2020 and 2019, the Company recognized $0.3 million and $0.7 million of Revenue associated with these efforts, respectively. As of December 31, 2020, there were $0.8 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into the Takeda License Agreement with Takeda. Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

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

The Company determined the initial transaction price totaled approximately $300.0 million, which includes the upfront payment.  The Company will exclude any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company will allocate the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred for the Takeda R&D Services). Revenue for the three months ended December 31, 2020 and 2019 were $8.2 million and $0, respectively. As of December 31, 2020, there were $8.2 million in contract assets recorded as accounts receivable.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2020	September 30, 2020
	(In thousands)
Computers, office equipment and furniture	$662	$662
Research equipment	23,763	20,654
Software	356	631
Leasehold improvements	26,676	25,238
Total gross fixed assets	51,457	47,185
Less: Accumulated depreciation and amortization	(17,727)	(16,304)
Property and equipment, net	$33,730	$30,881

Depreciation and amortization expense for property and equipment for the three months ended December 31, 2020 and 2019 was $1.4 million and $0.8 million, respectively.

NOTE 4. INVESTMENTS

Investments at December 31, 2020 primarily consisted of corporate bonds that have maturities of less than 36 months and marketable equity securities. The Company’s corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s marketable equity securities consist of mutual funds that invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset backed debt securities. Dividends from these funds are automatically reinvested.  The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper.  The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.

The following tables summarize the Company’s short-term and long-term investments and marketable securities as of December 31, 2020 and September 30, 2020 by measurement category.

Held to Maturity	As of December 31, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$79,394	$1,203	$-	$80,597
Commercial notes (due within one through three years)	$110,855	$3,634	$(23)	$114,466
Total	$190,249	$4,837	$(23)	$195,063

	As of September 30, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$86,890	$1,590	$-	$88,480
Commercial notes (due within one through three years)	$137,487	$4,573	$(79)	$141,981
Total	$224,377	$6,163	$(79)	$230,461

Fair Value	As of December 31, 2020
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$85,095	$477	$440	$-	$86,012
Total	$85,095	$477	$440	$-	$86,012

	As of September 30, 2020
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$85,000	$95	$-	$(75)	$85,020
Total	$85,000	$95	$-	$(75)	$85,020

Realized gains for marketable securities recorded at fair value consist of dividends received and re-invested into the associated fund.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $0.9 million.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $9.1 million. Amortization expense for the three months ended December 31, 2020 and 2019 was $0.4 million and $0.4 million, respectively. Amortization expense is expected to be $1.3 million for the remainder of 2021, $1.7 million in 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025 and $6.8 million thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
(in thousands)
Balance at September 30, 2020	$15,363
Impairment	-
Amortization	(425)
Balance at December 31, 2020	$14,938

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2020, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2020, 103,194,240 shares of Common Stock were outstanding.  At December 31, 2020, 7,635,023 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan and 2013 Incentive Plan, as well as for inducement grants made to new employees.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of the three months ended December 31, 2020.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies and for clinical studies.  As of December 31, 2020, these future commitments were estimated at approximately $100.2 million, of which approximately $85.0 million is expected to be incurred in remaining fiscal year 2021.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon a new drug application and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended December 31, 2020 and 2019, the Company did not reach any milestones. In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027.  The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2020. On October 23, 2020, the Company signed a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. The lease commencement date is expected to be in July 2021, after certain leasehold improvements are completed, and the lease expires in April 2027. The lease payments for the expansion are expected to total $6.9 million.  The Company anticipates paying approximately $4.0 million of leasehold improvements, net of tenant improvement allowances.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 total square feet and extended the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company anticipates paying approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2020.  In November 2020 and December 2020, two amendments were signed to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.

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

Operating lease cost during the three months ended December 31, 2020 and 2019 was $0.9 million and $0.5 million, respectively. Variable lease costs for the three months ended December 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively.  There was no short-term lease cost during the three months ended December 31, 2020 and 2019.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2020:

(in thousands)
2021 (remainder of fiscal year)	$2,379
2022	3,853
2023	3,406
2024	3,269
2025	3,358
2026 and thereafter	15,331
Total	$31,596
Less imputed interest	$(10,728)
Total operating lease liabilities (includes current portion)	$20,868

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow for the three months ended December 31, 2020 and 2019 was $0.7 million and $0.3 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2020 was 9.2 years and 8.4%, respectively.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has two plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, as of December 31, 2020, 509,210 and 5,102,360 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2020, there were options granted and outstanding to purchase 509,210 and 2,320,640 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,385,200 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2020, there were 1,260,503 shares reserved for options and 762,950  shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2020	4,539,403	$16.67
Granted	144,000	63.64
Cancelled	(55,438)	24.48
Exercised	(537,612)	9.49
Balance at December 31, 2020	4,090,353	$19.16	6.3 years	$235,465,861
Exercisable at December 31, 2020	2,556,040	$9.56	4.8 years	$171,695,135

Stock-based compensation expense related to stock options for the three months ended December 31, 2020 and 2019 was $3.1 million and $1.6 million, respectively.  For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended December 31, 2020 and 2019 was $6.8 million and $8.6 million, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2020, and 2019 was $32.0 million and $21.6 million, respectively.

As of December 31, 2020, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $39.0 million will be recognized in the Company’s results of operations over a weighted average period of 3.1 years.

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

The assumptions used to value stock options are as follows:

	Three Months Ended December 31,
	2020	2019
Dividend yield	-	-
Risk-free interest rate	0.4 – 0.6%	1.4 - 1.8%
Volatility	90.0-90.4%	90.5-91.0%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$47.34	$39.05

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (“RSUs”), including time-based and performance-based awards, were granted under the Company’s 2013 Incentive Plan and as inducements grants granted outside of the Plan. During the three months ended December 31, 2020, the Company issued 2,200 RSUs under the 2013 Incentive Plan and 116,000 RSUs as inducement awards. At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of Common Stock of equal value.  RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2020	3,524,025	$44.11
Granted	118,200	62.26
Vested	(280,325)	22.92
Forfeited	(213,750)	41.34
Unvested at December 31, 2020	3,148,150	$46.87

During the three months ended December 31, 2020 and 2019, the Company recorded $5.0 million and $2.9 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards.

As of December 31, 2020, the pre-tax compensation expense for all unvested RSUs in the amount of $82.0 million will be recognized in the Company’s results of operations over a weighted average period of 3.0 years.  Unvested RSUs that we have deemed not probable of vesting as of December 31, 2020, have the potential of generating an additional $38.1 million of pre-tax compensation expense if we deem them probable of vesting in a future reporting period.

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

The following table summarizes fair value measurements at December 31, 2020 and September 30, 2020 for assets and liabilities measured at fair value on a recurring basis.

December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$139,921	$-	$-	$139,921
Marketable securities	$86,012	$-	$-	$86,012
Short-term investments (held to maturity)	$-	$80,597	$-	$80,597
Long-term investments (held to maturity)	$-	$114,466	$-	$114,466
Contingent consideration	$-	$-	$-	$-

September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$143,583	$-	$-	$143,583
Marketable securities	$85,020			$85,020
Short-term investments (held to maturity)	$-	$88,480	$-	$88,480
Long-term investments (held to maturity)	$-	$141,981	$-	$141,981
Contingent consideration	$-	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As such, our actual results may differ materially from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10-K under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and subsequent quarterly reports on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”) and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them.  Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company's pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-LUNG2 as a candidate to treat chronic obstructive pulmonary disorder (“COPD”) and ARO-COV for treatment for the current novel coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

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

During the first quarter of fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3. The Company presented positive interim clinical data from AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being developed as a treatment for the rare genetic liver disease associated with AATD.  The Company also announced positive clinical data on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, at the American Heart Association (“AHA”) Scientific Session 2020.  Finally, the Company announced a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease.  See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the collaboration with Takeda.

The Company’s partnered candidates under its collaboration agreements also continue to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection. In connection with the start of this study, Arrowhead earned a $25.0 million milestone payment under the Company’s License Agreement with Janssen (“Janssen License Agreement”).  The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead Common Stock, two $25.0 million milestone payments and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

The Company’s collaboration agreement with Amgen for Olpasiran (previously referred to as AMG 890 or ARO-LPA), (the “Second Collaboration and License Agreement” or “Olpasiran Agreement”) continues to progress.  In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company.  The Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments.  The Company is eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement.

On October 7, 2020, the Company entered into an Exclusive License and Co-Funding Agreement with Takeda (the “Takeda License Agreement”).  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The revenue recognition for these collaboration agreements is discussed further in Note 2 of the Notes to Consolidated Financial Statements of Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three months ended December 31, 2020 were not significantly impacted by COVID-19. During fiscal year 2020, the Company had temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs, but the Company does not expect a material impact to any program’s anticipated timelines. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic.

Net losses were $20.7 million for the three months ended December 31, 2020 as compared to net losses of $2.7 million for the three months ended December 30, 2019. Net losses per share-diluted were $0.20 for the three months ended December 31, 2020 as compared to net losses per share-diluted of $0.03 for the three months ended December 31, 2019. An increase in research and development and general and administrative expenses coupled with a decrease in revenue from the license and collaboration agreements with Janssen were the drivers of the increase in net losses and net losses per share for the three months ended December 31, 2020, as discussed further below.

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock and two $25.0 million milestone payments.  Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Company’s October 2020 licensing agreement with Takeda will result in a $300.0 million upfront payment, which has been collected in the beginning of the second quarter of 2021. Additionally, in December 2019, the Company completed a securities offering which generated approximately $250.5 million in net cash proceeds. These cash proceeds secure the funding needed to continue to advance our pipeline candidates. The Company had $139.9 million of cash and cash equivalents, $86.0 million of marketable securities, $79.4 million in short-term investments, $110.9 million of long term investments and $499.3 million of total assets as of December 31, 2020, as compared to $143.6 million, $85.0 million, $86.9 million, $137.5 million and $522.5 million as of September 30, 2020, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues	$21,303	$29,455
Operating Income (loss)	$(24,054)	$(4,853)
Net Income (loss)	$(20,732)	$(2,673)
Net Income (Loss) per Share- Diluted	$(0.20)	$(0.03)

The decrease in revenue for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was driven by the timing of the recognition of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress toward completing our performance obligation under those agreements; partially offset by the revenue recognized for the Takeda collaboration. The increase in Net Losses during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was driven by this decrease in Revenue and also increases in Research and Development Expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue for the three months ended December 31, 2020 and 2019 was $21.3 million and $29.5 million, respectively.  Revenue in the current period is primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC as we achieved progress towards completing our performance obligation under those agreements.  In addition, revenue in the current period consisted of $8.2 million of revenue associated with the Takeda collaboration. Revenue for the three months ended December 31, 2019, was primarily related to the recognition of a portion of the $252.6 million initial transaction price associated with our agreements with Janssen and JJDC.  A higher proportion of performance activity was ongoing during the prior period than the current period, which resulted in the higher revenue recognized in the prior period.

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

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study, which resulted in a $20.0 million milestone payment to the Company. During the three months ended December 31, 2020 and 2019, the Company recognized $0 and $0, respectively.  As of December 31, 2020, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a Stock Purchase Agreement (“JJDC Stock Purchase Agreement”) with JJDC.  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), Janssen is also wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and two $25.0 million milestone payments, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

The Company has evaluated these agreements in accordance with the new revenue recognition standard that became effective for the Company on October 1, 2018.  The adoption of the new revenue standard did not have a material impact on the balances reported when evaluated under the superseded revenue standard.  At the inception of these agreements, the Company has identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services, and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right, and thus, not a performance obligation at the onset of the agreement.  The consideration for this option is accounted for separately.

The Company determined the transaction price totaled approximately $252.6 million which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, the two $25.0 million milestone payments earned and estimated payments for reimbursable Janssen R&D services to be performed.  The Company has allocated the total $252.6 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred) beginning in October 2018 and ending as the Company’s efforts in overseeing the Phase 1/2 clinical trial are completed.  During the three months ended December 31, 2020 and 2019, the Company recognized approximately $12.7 million and $28.8 million of Revenue associated with this performance obligation, respectively. As of December 31, 2020, there were $0 in contract assets recorded as accounts receivable, and $6.7 million of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.  The $6.7 million of current deferred revenue is driven by the upfront payment, the premium paid by JJDC for its equity investment in the Company, and the two $25.0 million milestone payments earned, net of revenue recognized to date.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended December 31, 2020 and 2019, the Company recognized $0.3 million and $0.7 million of Revenue associated with these efforts, respectively. As of December 31, 2020, there were $0.8 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into Takeda License Agreement with Takeda.  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with the Company eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

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

The Company determined the initial transaction price totaled approximately $300.0 million, which includes the upfront payment.  The Company will exclude any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company will allocate the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred for the Takeda R&D Services). Revenue for the three months ended December 31, 2020 and 2019 were $8.2 million and $0, respectively. As of December 31, 2020, there were $8.2 million in contract assets recorded as accounts receivable.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2020 and 2019 are shown in the tables below.

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

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2020	Category	December 31, 2019	Category	$	%
Salaries	$8,173	22%	$4,096	18%	$4,077	100%
Facilities related	1,478	4%	620	3%	858	138%
Candidate costs	15,017	41%	13,430	58%	1,587	12%
R&D discovery costs	4,711	13%	2,955	13%	1,756	59%
Total research and development expense, excluding non-cash expense	29,379	80%	21,101	90%	8,278	39%
Stock compensation	5,486	15%	1,162	5%	4,324	372%
Depreciation/amortization	1,690	5%	1,111	5%	579	52%
Total research and development expense	$36,555	100%	$23,374	100%	$13,181	56%

Salaries expense increased by $4,077,000 from $4,096,000 during the three months ended December 31, 2019 to $8,173,000 during the current period. This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates.

Facilities expense increased by $858,000 from $620,000 during the three months ended December 31, 2019 to $1,478,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. This increase is primarily due the commencement of our sublease in San Diego, California in April 2020.

Candidate costs increased by $1,587,000 from $13,430,000 during the three months ended December 31, 2019 to $15,017,000 during the current period.  This increase is primarily due to the progression of our pipeline candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs.  We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials.

R&D discovery costs increased by $1,756,000 from $2,955,000 during the three months ended December 31, 2019 to $4,711,000 in the current period.  This increase is due to the growth of our discovery efforts, including the addition of our research facility in San Diego.  We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $4,324,000 from $1,162,000 during the three months ended December 31, 2019 to $5,486,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the current period due to the Company’s stock price at the time of the grants.

Depreciation and amortization expense, a non-cash expense, increased by $579,000 from $1,111,000 during the three months ended December 31, 2019 to $1,690,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison research facility.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2020	Category	December 31, 2019	Category	$	%
Salaries	$2,584	29%	$4,081	37%	$(1,497)	-37%
Professional/outside services	1,982	23%	1,822	17%	160	9%
Facilities related	730	8%	793	7%	(63)	-8%
Other G&A	694	8%	760	7%	(66)	-9%
Total general & administrative expense, excluding non-cash expense	5,990	68%	7,456	1	(1,466)	-45%
Stock compensation	2,658	30%	3,330	31%	(672)	-20%
Depreciation/amortization	154	2%	148	1%	6	4%
Total general & administrative expense	$8,802	100%	$10,934	100%	$(2,132)	-61%

Salaries expense decreased by $1,497,000 from $4,081,000 during the three months ended December 31, 2019 to $2,584,000 during the current period. The decrease is primarily due to higher annual performance bonuses awarded in December 2019. We expect salaries expense to increase as our headcount continues to increase to help support our expanding clinical pipeline.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $160,000 from $1,822,000 during the three months ended December 31, 2019 to $1,982,000 during the current period. The increase is primarily related to certain patent-related expenses.

Facilities-related expense decreased by $63,000 from $793,000 during the three months ended December 31, 2019 to $730,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The decrease in the expense in the current period is primarily related to the moving costs we incurred in the three months ended December 31, 2019 to move to our new corporate headquarters.

Other G&A expense decreased by $66,000 from $760,000 during the three months ended December 31, 2019 to $694,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The decrease in the expense was due to decreased travel expenses.

Stock compensation expense, a non-cash expense, decreased by $672,000 from $3,330,000 during the three months ended December 31, 2019 to $2,658,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. We expect future stock compensation expense to increase as our headcount continues to increase to help support our clinical pipeline.

Depreciation and amortization expense, a noncash expense, increased by $6,000 from $148,000 during the three months ended December 31, 2019 to $154,000 during the current period. The increase is primarily related to amortization of leasehold improvements for our new corporate headquarters.

Other Income/Expense

Other income/expense was income of $2,180,000 during the three months ended December 31, 2019 compared to income of $3,322,000 during the current period. Other income is primarily related to interest income and gain/loss on our marketable securities. The increase in other income is consistent with the increase in our investment holdings.

Liquidity and Capital Resources

Arrowhead has historically financed its operations through the sale of its equity securities. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At December 31, 2020, the Company had cash on hand of approximately $139.9 million as compared to $143.6 million at September 30, 2020.  Cash invested in short-term fixed income securities and marketable securities was $165.4 million at December 31, 2020, compared to $171.9 million at September 30, 2020.  Cash invested in long-term fixed income securities was $110.9 million at December 31, 2020, compared to $137.5 million at September 30, 2020.  The Company also entered into an Open Market Sale Agreement (the “ATM agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC.  As of December 31, 2020, no shares have been issued under the ATM agreement.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
	(in thousands)
Cash Flow from:
Operating Activities	-38,922	-23,530
Investing Activities	30,158	9,280
Financing Activities	5,102	253,478
Net Increase (decrease) in cash and cash equivalents	-3,662	239,228
Cash and cash equivalents at beginning of period	143,583	221,804
Cash and cash equivalents at end of period	139,921	461,032

During the three months ended December 31, 2020, the Company used $38.9 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses. Cash provided in investing activities was $30.2 million, which was primarily related to the sale of marketable securities of $34.4 million, partially offset by the purchase of property and equipment of $4.3 million.  Cash provided by financing activities of $5.1 million was related to cash received from stock option exercises.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer where appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2020. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020*†

10.2	Amendment No. 1 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020*

10.3	Amendment No. 6 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated November 23, 2020*

10.4	Amendment No. 7 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated December 9, 2020*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Furnished herewith
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

Dated: February 4, 2021

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)