Form 10-Q
period 2021-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 2, 2021 was 104,259,256.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(unaudited) June 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$325,981	$143,583
Accounts receivable	671	845
Prepaid expenses	7,276	4,250
Other current assets	1,696	1,782
Marketable securities	126,407	85,020
Short term investments	63,924	86,890
TOTAL CURRENT ASSETS	525,955	322,370
Property and equipment, net	47,786	30,881
Intangible assets, net	14,088	15,363
Long term investments	128,376	137,487
Operating Lease - Right-of-use assets	18,450	16,138
Other assets	272	265
TOTAL ASSETS	$734,927	$522,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,037	$6,829
Accrued expenses	29,525	5,405
Accrued payroll and benefits	3,648	8,061
Lease liabilities	1,290	1,095
Deferred revenue	150,934	19,291
TOTAL CURRENT LIABILITIES	195,434	40,681
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	22,854	20,044
Deferred revenue, net of current portion	79,749	-
TOTAL LONG-TERM LIABILITIES	102,603	20,044
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 145,000 shares authorized; 104,209 and 102,376 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	197	195
Additional paid-in capital	1,017,949	965,410
Accumulated other comprehensive income	62	18
Accumulated deficit	(581,318)	(503,844)
TOTAL STOCKHOLDERS’ EQUITY	436,890	461,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,927	$522,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$45,891	$27,376	$100,004	$80,359
OPERATING EXPENSES
Research and development	59,325	32,573	140,576	85,390
General and administrative expenses	18,434	10,749	43,581	38,009
TOTAL OPERATING EXPENSES	77,759	43,322	184,157	123,399
OPERATING INCOME (LOSS)	(31,868)	(15,946)	(84,153)	(43,040)
OTHER INCOME (EXPENSE)
Interest income, net	1,280	2,335	4,972	6,920
Other income (expense)	664	-	1,707	-
TOTAL OTHER INCOME (EXPENSE)	1,944	2,335	6,679	6,920
INCOME (LOSS) BEFORE INCOME TAXES	(29,924)	(13,611)	(77,474)	(36,120)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	(29,924)	(13,611)	(77,474)	(36,120)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.29)	$(0.13)	$(0.75)	$(0.36)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.29)	$(0.13)	$(0.75)	$(0.36)
Weighted average shares outstanding - basic	104,099	101,843	103,569	100,184
Weighted average shares outstanding - diluted	104,099	101,843	103,569	100,184
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(40)	454	44	216
COMPREHENSIVE INCOME (LOSS)	$(29,964)	$(13,157)	$(77,430)	$(35,904)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except per share amounts)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at March 31, 2020	101,748	$194	$936,354	$(629)	$(441,800)	$(555)	$493,564
Stock-based compensation	-	-	10,046	-	-	-	10,046
Exercise of stock options	303	-	2,133	-	-	-	2,133
Common stock - restricted stock units vesting	200	-	(1)	-	-	-	(1)
Foreign currency translation adjustments	-	-	-	454	-	-	454
Net income (loss) for the three months ended June 30, 2020	-	-	-	-	(13,611)	-	(13,611)
Balance at June 30, 2020	102,251	$194	$948,532	$(175)	$(455,411)	$(555)	$492,585

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at March 31, 2021	104,020	$196	$996,645	$102	$(551,394)	$445,549
Stock-based compensation	-	-	18,549	-	-	18,549
Exercise of stock options	161	1	2,755	-	-	2,756
Common stock - restricted stock units vesting	28	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	(40)	-	(40)
Net income (loss) for the three months ended June 30, 2021	-	-	-	-	(29,924)	(29,924)
Balance at June 30, 2021	104,209	$197	$1,017,949	$62	$(581,318)	$436,890

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506	$187	$664,086	$(391)	$(419,291)	$(555)	$244,036
Stock-based compensation	-	-	27,510	-	-	-	27,510
Exercise of stock options	989	1	6,463	-	-	-	6,464
Common stock - restricted stock units vesting	1,156	1	(1)	-	-	-	-
Common stock - issued for cash	4,600	5	250,474	-	-	-	250,479
Foreign currency translation adjustments	-	-	-	216	-	-	216
Net income (loss) for the nine months ended June 30, 2020	-	-	-	-	(36,120)	-	(36,120)
Balance at June 30, 2020	102,251	$194	$948,532	$(175)	$(455,411)	$(555)	$492,585

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$461,779
Stock-based compensation	-	-	42,051	-	-	42,051
Exercise of stock options	981	1	10,489	-	-	10,490
Common stock - restricted stock units vesting	852	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	44	-	44
Net income (loss) for the nine months ended June 30, 2021	-	-	-	-	(77,474)	(77,474)
Balance at June 30, 2021	104,209	$197	$1,017,949	$62	$(581,318)	$436,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except per share amounts)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(77,474)	$(36,120)
Stock-based compensation	42,051	27,510
Depreciation and amortization	5,763	4,168
Amortization/(accretion) of note premiums/discounts	142	653
Changes in operating assets and liabilities:
Accounts receivable	174	(21,031)
Prepaid expenses and other current assets	(2,895)	(863)
Deferred revenue	211,392	(56,530)
Accounts payable	3,208	(3,576)
Accrued expenses	13,682	(54)
Other	(702)	1,302
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	195,341	(84,541)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,368)	(10,067)
Purchases of investments	(95,195)	(193,964)
Proceeds from sale of investments	87,130	29,148
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,433)	(174,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	10,490	6,464
Proceeds from the issuance of common stock	-	250,479
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,490	256,943
NET INCREASE (DECREASE) IN CASH	182,398	(2,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,583	221,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325,981	$219,323

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, and ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

During fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company announced positive interim clinical data on (i) AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being co-developed with Takeda as a treatment for the rare genetic liver disease associated with AATD, (ii) AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH), and (iii) AROHIF21001, a Phase 1b dose-finding clinical study of ARO-HIF2, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with clear cell renal cell carcinoma.  The Company also presented preclinical data on the development of ARO-DUX4, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with facioscapulohumeral muscular dystrophy (FSHD), at the 28th Annual FSHD Society International Research Congress. The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, and presented positive clinical data from the Phase 1/2 clinical studies of ARO-APOC3 and ARO-ANG3 at the American Heart Association Scientific Sessions 2020.  The Company filed two Investigational New Drug Applications with the United States Food and Drug Administration (the “FDA”) to begin a Phase 2b clinical study of ARO-APOC3 in patients with severe hypertriglyceridemia and a Phase 2b clinical study of ARO-ANG3 in patients with mixed dyslipidemia, and initiated these two Phase 2b clinical studies in the third quarter of fiscal year 2021. In July 2021, the Company voluntarily paused AROENaC1001, a Phase 1/2 clinical study of ARO-ENaC, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with cystic fibrosis, after receiving a preliminary update from an ongoing chronic toxicology study in rats that contained unexpected signals of local lung inflammation.  New screening, enrollment and any further dosing of investigational ARO-ENaC have been paused pending additional data from ongoing nonclinical toxicology studies.  The Company announced two collaborations during the first three quarters of fiscal year 2021: a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease and a collaboration with Horizon to develop ARO-XDH, an investigational RNAi therapeutic for uncontrolled gout. In July 2021, the Company received Breakthrough Therapy designation from the FDA for ARO-AAT, which is a process designed to expedite the development and review of drugs that are intended to treat a serious life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.  The Company also earned a $10 million payment in connection with Janssen’s exercise of its option right for ARO-JNJ1 in May 2021, which option grants Janssen all rights, including licenses, and obligations to develop and commercialize ARO-JNJ1.  See Note 2 for more information regarding the Company’s collaboration and license agreements.

The Company’s partnered candidates under its collaboration agreements also continued to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection. The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead Common Stock, and three milestone payments totaling $60.0 million, which include a $10 million payment for Janssen’s exercise of its option right for ARO-JNJ1 in May 2021.  The Company may receive up to $1.6 billion in additional development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in additional development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

On June 18, 2021, the Company entered into a Collaboration and License Agreement (the “Horizon License Agreement”) with Horizon Therapeutics Ireland DAC (“Horizon”).  Under the Horizon License Agreement, Horizon has received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.

The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and nine months ended June 30, 2021 were not significantly impacted by COVID-19. During fiscal year 2020, the Company had temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length and severity of the COVID-19 pandemic.

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

At June 30, 2021, the Company had $326.0 million in cash and cash equivalents (including $2.4 million in restricted cash), $63.9 million in short-term investments, $126.4 million in marketable securities and $128.4 million in long-term investments to fund operations.  During the nine months ended June 30, 2021, the Company’s cash and investments balance increased by $191.7 million, which was primarily the result of the $300.0 million upfront payment from the Takeda License Agreement, partially offset by cash used to fund the Company’s research and development operations and general and administrative expenses.

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

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $20.0 of revenue, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized $0 and $20.0 million of revenue, respectively. As of June 30, 2021, there were $0 in contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered

RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company is responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and three milestone payments totaling $60.0 million, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred) beginning in October 2018 and ending as the Company’s efforts in overseeing the Phase 1/2 clinical trial are completed.  During the three months ended June 30, 2021 and 2020, the Company recognized approximately $0 million and $6.9 million of revenue associated with this performance obligation, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized approximately $20.2 million and $57.9 million of revenue associated with this performance obligation, respectively. As of June 30, 2021, there were $0.4 million in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.4 million of revenue associated with these efforts, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized $0.5 million and $2.4 million of revenue associated with these efforts, respectively. In May 2021, Janssen exercised its option right for ARO-JNJ1, which resulted in a $10.0 million milestone payment to the Company. This $10 million milestone payment was recognized entirely during the three months ended June 30, 2021. As of June 30, 2021, there were $0.3 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company has evaluated the Takeda License Agreement in accordance with FASB Topic 606 - Revenue for Contracts from Customers, which became effective for the Company on October 1, 2018. At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of ARO-AAT drug product is completed and delivered to Takeda (the “Takeda R&D Services”).  Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization.  The Company will co-fund certain of the development and commercialization costs that Takeda manages, and these co-funding amounts will be recorded as Research and Development Expenses or General and Administrative Expenses, as appropriate.

The Company determined the initial transaction price totaled approximately $300.0 million, which includes the upfront payment.  The Company has excluded any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred for the Takeda R&D Services). Revenue for the three months ended June 30, 2021 and 2020 was $35.7 million and $0, respectively. Revenue for the nine months ended June 30, 2021 and 2020 was $69.3 million and $0, respectively. As of June 30, 2021, there were $0 in contract assets recorded as accounts receivable, $150.9 million in contract liabilities recorded as deferred revenue and $79.7 million in contract liabilities recorded as deferred revenue, net of the current portion.

Horizon Therapeutics Ireland DAC

On June 18, 2021, the Company entered into the Horizon License Agreement with Horizon.  Under the Horizon License Agreement, Horizon has received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.

The Company has evaluated the Horizon License Agreement in accordance with FASB Topic 606 - Revenue for Contracts from Customers, which became effective for the Company on October 1, 2018. At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to conduct all activities through the preclinical stages of development of ARO-XDH (the “Horizon R&D Services”).  Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon will be responsible for managing future clinical development and commercialization of ARO-XDH.

The Company determined the initial transaction price totaled approximately $40.0 million, which includes the upfront payment.  The Company will exclude any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services.  Revenue will be recognized using a proportional performance method. At June 30, 2021, no amounts were recorded on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss), as the Company has not performed any substantive Horizon R&D Services.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2021	September 30, 2020
	(In thousands)
Computers, office equipment and furniture	$1,163	$662
Research equipment	23,972	20,654
Software	509	631
Leasehold improvements	42,934	25,238
Total gross fixed assets	68,578	47,185
Less: Accumulated depreciation and amortization	(20,792)	(16,304)
Property and equipment, net	$47,786	$30,881

Depreciation and amortization expense for property and equipment for the three months ended June 30, 2021 and 2020 was $1.6 million and $1.1 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended June 30, 2021 and 2020 was $4.5 million and $2.9 million, respectively.

NOTE 4. INVESTMENTS

Investments at June 30, 2021 primarily consisted of corporate bonds that have maturities of less than 36 months, a certificate of deposit and marketable equity securities. The Company’s corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s certificate of deposit matures in less than 24 months and is classified as “held-to-maturity” on the Company’s Consolidated Balance Sheet.  The Company’s marketable equity securities consist of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset-backed debt securities. Dividends from these funds are automatically reinvested.  The Company may also invest excess cash balances in money market accounts, government-sponsored enterprise securities, and/or commercial paper.  The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.

The following tables summarize the Company’s short-term and long-term investments and marketable securities as of June 30, 2021 and September 30, 2020 by measurement category.

Held to Maturity	As of June 30, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$63,924	$711	$-	$64,635
Commercial notes (due within one through three years)	$78,376	$1,996	$-	$80,372
Certificate of deposit (due within two years)	$50,000	$-	$-	$50,000
Total	$192,300	$2,707	$-	$195,007

	As of September 30, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$86,890	$1,590	$-	$88,480
Commercial notes (due within one through three years)	$137,487	$4,573	$(79)	$141,981
Total	$224,377	$6,163	$(79)	$230,461

Fair Value	As of June 30, 2021
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$125,000	$1,796	$204	$(593)	$126,407
Total	$125,000	$1,796	$204	$(593)	$126,407

	As of September 30, 2020
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$85,000	$95	$-	$(75)	$85,020
Total	$85,000	$95	$-	$(75)	$85,020

Realized gains for marketable securities recorded at fair value consist of dividends received and re-invested into the associated fund.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $0.9 million.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $9.8 million. Amortization expense for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.4 million, respectively. Amortization expense for the nine months ended June 30, 2021 and 2020 was $1.3 million and $1.3 million, respectively. Amortization expense is expected to be $0.4 million for the remainder of 2021, $1.7 million in 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025 and $6.9 million thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
(in thousands)
Balance at September 30, 2020	$15,363
Impairment	-
Amortization	(1,275)
Balance at June 30, 2021	$14,088

NOTE 6. STOCKHOLDERS’ EQUITY

At June 30, 2021, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At June 30, 2021, 104,209,347 shares of Common Stock were outstanding.  At June 30, 2021, 15,381,164 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of the nine months ended June 30, 2021.

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for the manufacture of drug components, for toxicology studies and for clinical studies.  As of June 30, 2021, these future commitments were estimated at approximately $177.4 million, of which approximately $39.0 million is expected to be incurred during the remainder of fiscal year 2021.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon a new drug application and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and nine months ended June 30, 2021, the Company did not reach any milestones. During the three and nine months ended June 30, 2020, the Company accrued milestone payments of $0 and $0.9 million, respectively, related to the progression of the ARO-ENaC program. In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters was intended to accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027.  The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one additional term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2021. On October 23, 2020, the Company entered into a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. Lease payments for the expansion began in July 2021 and the lease for the expansion expires in April 2027. The lease payments for the expansion are expected to total $6.9 million.  The Company anticipates paying approximately $4.2 million of leasehold improvements, net of tenant improvement allowances, for the lease expansion.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters is intended to accommodate increased personnel as the Company’s pipeline of drug candidates continues to expand and move closer to market.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease is for approximately 60,000 square feet of office and laboratory space and has an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 total square feet and extend the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company incurred approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two additional terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2021.  In November 2020 and December 2020, the Company entered into amendments to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.

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

Operating lease cost during the three months ended June 30, 2021 and 2020 was $1.6 million and $0.8 million, respectively. Operating lease cost during the nine months ended June 30, 2021 and 2020 was $3.6 million and $1.7 million, respectively. Variable lease costs for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively. Variable lease costs for the nine months ended June 30, 2021 and 2020 was $0.6 million and $0.6 million, respectively.   There was no short-term lease cost during the three and nine months ended June 30, 2021 and 2020.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2021:

(in thousands)
2021 (remainder of fiscal year)	$964
2022	4,522
2023	4,624
2024	4,523
2025	4,649
2026 and thereafter	17,422
Total	$36,704
Less imputed interest	$(12,560)
Total operating lease liabilities (includes current portion)	$24,144

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statement of Cash Flow for the nine months ended June 30, 2021 and 2020 was $2.2 million and $1.1 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of June 30, 2021 was 8.3 years and 8.5%, respectively.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, as of June 30, 2021, 429,141 and 5,293,368 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of June 30, 2021, there were options granted and outstanding to purchase 429,141 and 2,127,918 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,165,450 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of June 30, 2021, there were 1,001,516 shares reserved for options and 636,700 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. On March 18, 2021, the Company’s stockholders approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (“2021 Incentive Plan”), which authorizes 8,000,000 shares (subject to certain adjustments) to be awarded for grants of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of Arrowhead’s Common Stock. The maximum number of shares authorized under the 2021 Incentive Plan will be (i) reduced by any shares subject to awards made under the 2013 Incentive Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Incentive Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of June 30, 2021, there were options granted and outstanding to purchase 18,000 shares of Common Stock and 43,500 restricted stock units granted and outstanding under the 2021 Incentive Plan. As of June 30, 2021, the total number of authorized shares under the 2021 Incentive Plan was 8,020,439 shares, which includes 81,939 shares that were forfeited under the 2013 Incentive Plan.

Stock Options

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2020	4,539,403	$16.67
Granted	186,000	65.57
Cancelled	(167,609)	34.86
Exercised	(981,219)	10.69
Balance at June 30, 2021	3,576,575	$20.00	5.9 years	$224,666,017
Exercisable at June 30, 2021	2,417,915	$11.18	4.7 years	$173,212,122

Stock-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $3.2 million and $2.7 million, respectively. Stock-based compensation expense related to stock options for the nine months ended June 30, 2021 and 2020 was $9.6 million and $6.8 million, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended June 30, 2021 and 2020 was $0.9 million and $3.4 million, respectively. The grant date fair value of the options granted by the Company for the nine months ended June 30, 2021 and 2020 was $9.0 million and $30.0 million, respectively.

The intrinsic value of the options exercised during the three months ended June 30, 2021 and 2020 was $10.2 million and $9.5 million, respectively. The intrinsic value of the options exercised during the nine months ended June 30, 2021 and 2020 was $63.0 million and $39.8 million, respectively.

As of June 30, 2021, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $31.3 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.

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

The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2021	2020
Dividend yield	-	-
Risk-free interest rate	0.4 – 1.1%	0.4 – 1.8%
Volatility	86.2 – 90.4%	90.5 – 91.9%
Expected life (in years)	6.25	6.25
Weighted average grant date fair value per share of options granted	$48.64	$38.12

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (“RSUs”), including time-based and performance-based awards, have been granted under the Company’s 2013 Incentive Plan, 2021 Incentive Plan, and as inducements grants granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2020	3,524,025	$44.11
Granted	1,488,450	75.29
Vested	(851,825)	30.41
Forfeited	(315,000)	39.93
Unvested at June 30, 2021	3,845,650	$59.55

During the three months ended June 30, 2021 and 2020, the Company recorded $15.4 million and $7.4 million of expense related to RSUs, respectively. During the nine months ended June 30, 2021 and 2020, the Company recorded $32.5 million and $20.7 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards. The grant date fair value of the RSUs granted by the Company for the three months ended June 30, 2021 and 2020 was $3.1 million and $5.9 million, respectively. The grant date fair value of the RSUs granted by the Company for the nine months ended June 30, 2021 and 2020 was $112.1 million and $141.8 million, respectively.

As of June 30, 2021, the pre-tax compensation expense for all unvested RSUs in the amount of $123.5 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.  Unvested RSUs that we have deemed not probable of vesting as of June 30, 2021, have the potential of generating an additional $70.1 million of pre-tax compensation expense if we deem them probable of vesting in a future reporting period.

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

The following table summarizes fair value measurements at June 30, 2021 and September 30, 2020 for assets and liabilities measured at fair value on a recurring basis.

June 30, 2021

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$325,981	$-	$-	$325,981
Marketable securities	$126,407	$-	$-	$126,407
Short-term investments (held to maturity)	$-	$64,635	$-	$64,635
Long-term investments (held to maturity)	$-	$130,372	$-	$130,372
Contingent consideration	$-	$-	$-	$-

September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$143,583	$-	$-	$143,583
Marketable securities	$85,020	$-	$-	$85,020
Short-term investments (held to maturity)	$-	$88,480	$-	$88,480
Long-term investments (held to maturity)	$-	$141,981	$-	$141,981
Contingent consideration	$-	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As such, our actual results may differ materially from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10-K under the caption “Risk Factors” as well as the additional risks and uncertainties described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

Description of Business

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, and ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

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

During fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company announced positive interim clinical data on (i) AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being co-developed with Takeda as a treatment for the rare genetic liver disease associated with AATD, (ii) AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH), and (iii) AROHIF21001, a Phase 1b dose-finding clinical study of ARO-HIF2, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with clear cell renal cell carcinoma.  The Company also presented preclinical data on the development of ARO-DUX4, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with facioscapulohumeral muscular dystrophy (FSHD), at the 28th Annual FSHD Society International Research Congress. The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, and presented positive clinical data from the Phase 1/2 clinical studies of ARO-APOC3 and ARO-ANG3 at the American Heart Association Scientific Sessions 2020.  The Company filed two Investigational New Drug Applications with the United States Food and Drug Administration (the “FDA”) to begin a Phase 2b clinical study of ARO-APOC3 in patients with severe hypertriglyceridemia and a Phase 2b clinical study of ARO-ANG3 in patients with mixed dyslipidemia, and initiated these two Phase 2b clinical studies in the third quarter of fiscal year 2021.  In July 2021, the Company voluntarily paused AROENaC1001, a Phase 1/2 clinical study of ARO-ENaC, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with cystic fibrosis, after receiving a preliminary update from an ongoing chronic toxicology study in rats that contained unexpected signals of local lung inflammation.  New screening, enrollment and any further dosing of investigational ARO-ENaC have been paused pending additional data from ongoing nonclinical toxicology studies.  The Company announced two collaborations during the first three quarters of fiscal year 2021: a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease and a collaboration with Horizon to develop ARO-XDH, an investigational RNAi therapeutic for uncontrolled gout. In July 2021, the Company received Breakthrough Therapy designation from the FDA for ARO-AAT, which is a process designed to expedite the development and review of drugs that are intended to treat a serious life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.  The Company also earned a $10 million payment in connection with Janssen’s exercise of its option right for ARO-JNJ1 in May 2021, which option grants Janssen all rights, including licenses, and obligations to develop and commercialize ARO-JNJ1.  See Note 2 for more information regarding the Company’s collaboration and license agreements.

The Company’s partnered candidates under its collaboration agreements also continued to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection.   The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (“Janssen Collaboration Agreement”).  Under the terms of the Janssen agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) in Arrowhead Common Stock, and three milestone payments totaling $60.0 million, which include a $10 million payment for Janssen’s exercise of its option right for ARO-JNJ1 in May 2021.  The Company may receive up to $1.6 billion in additional development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in additional development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement.  The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

On June 18, 2021, the Company entered into a Collaboration and License Agreement (the “Horizon License Agreement”) with Horizon Therapeutics Ireland DAC (“Horizon”).  Under the Horizon License Agreement, Horizon has received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.  The revenue recognition for these collaboration agreements is discussed further in Note 2 of the Notes to Consolidated Financial Statements of Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories.  Drug materials for such studies and clinical trials are either contracted to third-party manufacturers or manufactured internally.  The Company engages third-party contract research organizations (“CROs”) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up.  These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “candidate costs.”  If the clinical candidates progress through human testing, candidate costs will increase.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and nine months ended June 30, 2021 were not significantly impacted by COVID-19. During fiscal year 2020, the Company had temporarily paused enrollment in its two ARO-AAT studies, SEQUOIA and the ARO-AAT 2002 study, but resumed the process of screening and enrolling patients. During the pause in enrollment, patients already enrolled in these studies continued to be dosed per protocol and continued to come in for their follow up visits. Additional delays have occurred in the Company’s earlier stage programs. Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length and severity of the COVID-19 pandemic.

Net losses were $29.9 million for the three months ended June 30, 2021 as compared to net losses of $13.6 million for the three months ended June 30, 2020. Net losses were $77.5 million for the nine months ended June 30, 2021 as compared to net losses of $36.1 million for the nine months ended June 30, 2020. Net losses per share-diluted were $0.29 for the three months ended June 30, 2021 as compared to net losses per share-diluted of $0.13 for the three months ended June 30, 2020. Net losses per share-diluted were $0.75 for the nine months ended June 30, 2021 as compared to net losses per share-diluted of $0.36 for the nine months ended June 30, 2020. The increase in net losses for the three and nine months ended June 30, 2021 was due to an increase in research and development expenses as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases, partially offset by an increase in revenue from the Company’s license and collaboration agreements, primarily from the Takeda collaboration.

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, and three milestone payments totaling $60.0 million. Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Company’s October 2020 licensing agreement with Takeda resulted in a $300.0 million upfront payment, which was collected in the beginning of the second quarter of 2021. The Company had $326.0 million of cash and cash equivalents, $126.4 million of marketable securities, $63.9 million in short-term investments, $128.4 million of long term investments and $734.9 million of total assets as of June 30, 2021, as compared to $143.6 million of cash and cash equivalents, $85.0 million of marketable securities, $86.9 million in short-term investments, $137.5 million of long term investments and $522.5 million of total assets as of September 30, 2020, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands, except per share amounts)
Revenues	$45,891	$27,376
Operating Income (loss)	$(31,868)	$(15,946)
Net Income (loss)	$(29,924)	$(13,611)
Net Income (Loss) per Share-Diluted	$(0.29)	$(0.13)

	Nine Months Ended June 30,
	2021	2020
	(in thousands, except per share amounts)
Revenues	$100,004	$80,359
Operating Income (loss)	$(84,153)	$(43,040)
Net Income (loss)	$(77,474)	$(36,120)
Net Income (Loss) per Share-Diluted	$(0.75)	$(0.36)

The increase in revenue for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020 was driven by the revenue recognized for the Takeda collaboration. The increase in net losses during the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020 was driven by an increase in research and development expenses as our pipeline of clinical candidates has continued to increase and progress through clinical trial phases, partially offset by an increase in revenue from the Takeda License Agreement.

Revenue

Total revenue for the three months ended June 30, 2021 and 2020 was $45.9 million and $27.4 million, respectively. Total revenue for the nine months ended June 30, 2021 and 2020 was $100.0 million and $80.4 million, respectively.  Revenue for the three months ended June 30, 2021 is primarily related to the recognition of $35.7 million of revenue associated with the Takeda License Agreement and the $10 million milestone payment from Janssen for ARO-JNJ1. Revenue for the nine months ended June 30, 2021 is primarily related to the recognition of $69.3 million of revenue associated with the Takeda License Agreement, the recognition of a portion of the $252.7 million initial transaction price associated with our agreements with Janssen and JJDC for the progress we achieved towards completing our performance obligations under those agreements, and the $10 million milestone payment from Janssen for ARO-JNJ1.

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

The Company substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $20.0 of revenue, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized $0 and $20 million of revenue, respectively. As of June 30, 2021, there were $0 in contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company is responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and three milestone payments totaling $60.0 million, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  This revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred) beginning in October 2018 and ending as the Company’s efforts in overseeing the Phase 1/2 clinical trial are completed.  During the three months ended June 30, 2021 and 2020, the Company recognized approximately $0 million and $6.9 million of revenue associated with this performance obligation, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized approximately $20.2 million and $57.9 million of revenue associated with this performance obligation, respectively. As of June 30, 2021, there were $0.4 million in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of ARO-JNJ1, ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.4 million of revenue associated with these efforts, respectively. During the nine months ended June 30, 2021 and 2020, the Company recognized $0.5 million and $2.4 million of revenue associated with these efforts, respectively. In May 2021, Janssen exercised its option right for ARO-JNJ1, which resulted in a $10.0 million milestone payment to the Company. This $10 million milestone payment was recognized entirely during the three months ended June 30, 2021. As of June 30, 2021, there were $0.3 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company has evaluated the Takeda License Agreement in accordance with FASB Topic 606 - Revenue for Contracts from Customers, which became effective for the Company on October 1, 2018. At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of ARO-AAT drug product is completed and delivered to Takeda (the “Takeda R&D Services”).  Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization.  The Company will co-fund certain of the development and commercialization costs that Takeda manages, and these co-funding amounts will be recorded as Research and Development Expenses or General and Administrative Expenses, as appropriate.

The Company determined the initial transaction price totaled approximately $300.0 million, which includes the upfront payment.  The Company has excluded any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual costs incurred versus total estimated costs incurred for the Takeda R&D Services). Revenue for the three months ended June 30, 2021 and 2020 was $35.7 million and $0, respectively. Revenue for the nine months ended June 30, 2021 and 2020 was $69.3 million and $0, respectively. As of June 30, 2021, there were $0 in contract assets recorded as accounts receivable, $150.9 million in contract liabilities recorded as deferred revenue and $79.7 million in contract liabilities recorded as deferred revenue, net of the current portion.

Horizon Therapeutics Ireland DAC

On June 18, 2021, the Company entered into the Horizon License Agreement with Horizon.  Under the Horizon License Agreement, Horizon has received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.

The Company has evaluated the Horizon License Agreement in accordance with FASB Topic 606 - Revenue for Contracts from Customers, which became effective for the Company on October 1, 2018. At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to conduct all activities through the preclinical stages of development of ARO-XDH (the “Horizon R&D Services”).  Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon will be responsible for managing future clinical development and commercialization of ARO-XDH.

The Company determined the initial transaction price totaled approximately $40.0 million, which includes the upfront payment.  The Company will exclude any future estimated milestones, royalties, or profit-sharing payments from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services.  Revenue will be recognized using a proportional performance method. At June 30, 2021, no amounts were recorded on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss), as the Company has not performed any substantive Horizon R&D Services.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and nine months ended June 30, 2021 and 2020 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development efforts and related program costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facilities in Madison, Wisconsin and San Diego, California, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our research facilities.  We do not separately track R&D expenses by individual research and development projects, including by individual drug candidates. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses for research and development activities.  The following table provides details of research and development expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2021	Category	June 30, 2020	Category	$	%
Salaries	$8,518	14%	$4,861	15%	$3,657	75%
Facilities related	1,306	2%	1,209	4%	97	8%
Candidate costs	31,468	53%	15,755	48%	15,713	100%
R&D discovery costs	10,082	17%	4,070	13%	6,012	148%
Total research and development expense, excluding non-cash expense	51,374	87%	25,895	80%	25,479	98%
Stock compensation	6,530	11%	5,296	16%	1,234	23%
Depreciation/amortization	1,421	2%	1,382	4%	39	3%
Total research and development expense	$59,325	100%	$32,573	100%	$26,752	82%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2021	Category	June 30, 2020	Category	$	%
Salaries	$25,375	18%	$13,173	15%	$12,202	93%
Facilities related	4,456	3%	2,653	3%	1,803	68%
Candidate costs	67,152	48%	44,901	53%	22,251	50%
R&D discovery costs	20,295	14%	11,540	14%	8,755	76%
Total research and development expense, excluding non-cash expense	$117,278	84%	$72,267	85%	$45,011	62%
Stock compensation	18,421	13%	9,411	11%	9,010	96%
Depreciation/amortization	4,877	4%	3,712	4%	1,165	31%
Total research and development expense	$140,576	100%	$85,390	100%	$55,186	65%

Salaries expense increased by $3,657,000 from $4,861,000 during the three months ended June 30, 2020 to $8,518,000 during the current period. Salaries expense increased by $12,202,000 from $13,173,000 during the nine months ended June 30, 2020 to $25,375,000 during the current period.  This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates. We anticipate this expense to continue to increase as we continue to expand our pipeline of candidates and increase headcount to support our discovery efforts to identify new drug candidates

Facilities expense increased by $97,000 from $1,209,000 during the three months ended June 30, 2020 to $1,306,000 during the current period. Facilities expense increased by $1,803,000 from $2,653,000 during the nine months ended June 30, 2020 to $4,456,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. This increase is primarily due to the commencement of our sublease in San Diego, California in April 2020 and the lease expansion at our Madison facility in May 2020.

Candidate costs increased by $15,713,000 from $15,755,000 during the three months ended June 30, 2020 to $31,468,000 during the current period. Candidate costs increased by $22,251,000 from $44,901,000 during the nine months ended June 30, 2020 to $67,152,000 during the current period. This increase is primarily due to the progression of our pipeline of candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs. We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials.

R&D discovery costs increased by $6,012,000 from $4,070,000 during the three months ended June 30, 2020 to $10,082,000 in the current period. R&D discovery costs increased by $8,755,000 from $11,540,000 during the nine months ended June 30, 2020 to $20,295,000 in the current period. This increase is primarily due to the growth of our discovery efforts, including the addition of our research facility in San Diego. We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $1,234,000 from $5,296,000 during the three months ended June 30, 2020 to $6,530,000 during the current period. Stock compensation expense, a non-cash expense, increased by $9,010,000 from $9,411,000 during the nine months ended June 30, 2020 to $18,421,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the current period due to the Company’s stock price at the time of the grants. We generally expect future stock compensation expense to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a non-cash expense, increased by $39,000 from $1,382,000 during the three months ended June 30, 2020 to $1,421,000 during the current period. Depreciation and amortization expense, a non-cash expense, increased by $1,165,000 from $3,712,000 during the nine months ended June 30, 2020 to $4,877,000 during the current period.  The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison and San Diego research facilities.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2021	Category	June 30, 2020	Category	$	%
Salaries	$2,570	14%	$2,633	25%	$(63)	-2%
Professional/outside services	379	2%	2,020	19%	(1,641)	-81%
Facilities related	610	3%	446	4%	164	37%
Other G&A	2,278	12%	746	7%	1,532	205%
Total general & administrative expense, excluding non-cash expense	5,837	32%	5,845	54%	(8)	159%
Stock compensation	12,020	65%	4,750	44%	7,270	153%
Depreciation/amortization	577	3%	154	1%	423	275%
Total general & administrative expense	$18,434	100%	$10,749	100%	$7,685	586%

	Nine		Nine
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	June 30, 2021	Category	June 30, 2020	Category	$	%
Salaries	$8,411	19%	$9,747	26%	$(1,336)	-14%
Professional/outside services	4,199	10%	5,519	15%	(1,320)	-24%
Facilities related	2,127	5%	1,657	4%	470	28%
Other G&A	4,326	10%	2,531	6%	1,795	71%
Total general & administrative expense, excluding non-cash expense	$19,063	44%	$19,454	51%	$(391)	-2%
Stock compensation	23,631	54%	18,099	48%	5,532	31%
Depreciation/amortization	887	2%	456	1%	431	95%
Total general & administrative expense	$43,581	100%	$38,009	100%	$5,572	15%

Salaries expense decreased by $63,000 from $2,633,000 during the three months ended June 30, 2020 to $2,570,000 during the current period. Salaries expense decreased by $1,336,000 from $9,747,000 during the nine months ended June 30, 2020 to $8,411,000 during the current period. The decrease of $1,336,000 during the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 is primarily due to higher annual performance bonuses awarded in December 2019. We expect salaries expense to increase as our headcount continues to increase to support our expanding clinical pipeline.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense decreased by $1,641,000 from $2,020,000 during the three months ended June 30, 2020 to $379,000 during the current period. Professional/outside services expense decreased by $1,320,000 from $5,519,000 during the nine months ended June 30, 2020 to $4,199,000 during the current period. The decrease in professional/outside services expense is primarily related to the timing of certain patent-related expenses.

Facilities-related expense increased by $164,000 from $446,000 during the three months ended June 30, 2020 to $610,000 during the current period. Facilities-related expense increased by $470,000 from $1,657,000 during the nine months ended June 30, 2020 to $2,127,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase in both periods was due to the additional space leased for our corporate headquarters to accommodate an increase in headcount.

Other G&A expense increased by $1,532,000 from $746,000 during the three months ended June 30, 2020 to $2,278,000 during the current period. Other G&A expense increased by $1,795,000 from $2,531,000 during the nine months ended June 30, 2020 to $4,326,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase is due to an increase in headcount at the Company’s corporate headquarters.

Stock compensation expense, a non-cash expense, increased by $7,270,000 from $4,750,000 during the three months ended June 30, 2020 to $12,020,000 during the current period. Stock compensation expense, a non-cash expense, increased by $5,532,000 from $18,099,000 during the nine months ended June 30, 2020 to $23,631,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. We generally expect future stock compensation expense to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a noncash expense, increased by $423,000 from $154,000 during the three months ended June 30, 2020 to $577,000 during the current period. Depreciation and amortization expense, a noncash expense, increased by $431,000 from $456,000 during the nine months ended June 30, 2020 to $887,000 during the current period.  The increase is primarily related to amortization of leasehold improvements for our corporate headquarters.

Other Income/Expense

Other income/expense was income of $2,335,000 during the three months ended June 30, 2020 compared to income of $1,944,000 during the current period. Other income/expense was income of $6,920,000 during the nine months ended June 30, 2020 compared to income of $6,679,000 during the current period.  Other income is primarily related to interest income and realized and unrealized gain/loss on our marketable securities.

Liquidity and Capital Resources

Arrowhead has historically financed its operations through the sale of its equity securities and revenue from its collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future.

At June 30, 2021, the Company had cash on hand of approximately $326.0 million as compared to $143.6 million at September 30, 2020.  Cash invested in short-term fixed income securities and marketable securities was $190.3 million at June 30, 2021, compared to $171.9 million at September 30, 2020.  Cash invested in long-term fixed income securities was $128.4 million at June 30, 2021, compared to $137.5 million at September 30, 2020. The Company also entered into an Open Market Sale Agreement (the “ATM agreement”) in August 2020, pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC.  As of June 30, 2021, no shares have been issued under the ATM agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2021 and 2020 is as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Cash Flow from:
Operating Activities	195,341	(84,541)
Investing Activities	(23,433)	(174,883)
Financing Activities	10,490	256,943
Net Increase (decrease) in cash and cash equivalents	182,398	(2,481)
Cash and cash equivalents at beginning of period	143,583	221,804
Cash and cash equivalents at end of period	325,981	219,323

During the nine months ended June 30, 2021, cash flow provided by operating activities was $195.3 million, which was primarily due to the $300 million payment received under the Takeda License Agreement and the $10 million milestone payment from Janssen for ARO-JNJ1, partially offset by ongoing expenses of the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $23.4 million, which was primarily related to the purchase of property and equipment of $15.4 million, partially offset by the net purchase of investments of $8.1 million. Cash provided by financing activities of $10.5 million was related to cash received from stock option exercises.

During the nine months ended June 30, 2020, the Company used $84.5 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $174.9 million, which was primarily related to the purchase of fixed-income investments of $194.0 million and property and equipment of $10.1 million, partially offset by the maturity of $29.1 million of fixed-income securities.  Cash provided by financing activities of $256.9 million was driven by the Company’s securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $6.5 million in cash received from stock option exercises.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that we disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2020.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1	Form of Performance RSU Agreement (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)*

10.2	Form of Stock Option Agreement (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)*

10.3	Form of RSU Agreement (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)*

10.4	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Horizon Therapeutics Ireland DAC, dated June 18, 2021*†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)*

*	Filed herewith
**	Furnished herewith
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

Dated: August 5, 2021

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)