Form 10-K
period 2021-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2021-11-22
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-38042

ARROWHEAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 E. Colorado Blvd, Suite 700

Pasadena, California 91105

(626) 304-3400

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of issuer’s voting and non-voting outstanding Common Stock held by non-affiliates was approximately $5.9 billion based upon the closing stock price of issuer’s Common Stock on March 31, 2021. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 15, 2021, 104,525,708 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,”“could,” “estimate,” “target,” “forecast,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, many of these risks and uncertainties may be amplified by global business and economic conditions, including the COVID-19 pandemic.  As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Pipeline Overview

Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of our RNAi technologies enables us to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics. Arrowhead is focused on bringing the promise of RNAi to address diseases outside of the liver and our pipeline now includes disease targets in the liver, lung, muscle, and solid tumors.

ARO-APOC3

ARO-APOC3 is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including VLDL and chylomicrons and a key regulator of triglyceride metabolism. We believe that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. Arrowhead is currently investigating ARO-APOC3 in two Phase 2b and one Phase 3 clinical trial.

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

Clinical Trials

Study Name: Study of ARO-APOC3 in Healthy Volunteers, Hypertriglyceridemic Patients and Patients with Familial Chylomicronemia Syndrome (FCS)

A Phase 1 Single and Multiple Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-APOC3 in Adult Healthy Volunteers as Well as in Severely Hypertriglyceridemic Patients and Patients With Familial Chylomicronemia Syndrome

ClinicalTrials.gov Identifier: NCT03783377

Study Name: Study to Evaluate ARO-APOC3 in Adults With Severe Hypertriglyceridemia

A Double-Blind, Placebo-Controlled Phase 2b Study to Evaluate the Efficacy and Safety of ARO-APOC3 in Adults With Severe Hypertriglyceridemia

ClinicalTrials.gov Identifier: NCT04720534

Study Name: Study of ARO-APOC3 in Adults With Mixed Dyslipidemia

A Double-Blind, Placebo-Controlled Phase 2b Study to Evaluate the Efficacy and Safety of ARO-APOC3 in Adults With Mixed Dyslipidemia

ClinicalTrials.gov Identifier: NCT04998201

Study Name: Study of ARO-APOC3 in Adults With Familial Chylomicronemia Syndrome (FCS)

A Phase 3 Study to Evaluate the Efficacy and Safety of ARO-APOC3 in Adults With Familial Chylomicronemia Syndrome

ClinicalTrials.gov Identifier: NCT05089084

ARO-ANG3

ARO-ANG3 is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. Arrowhead is currently investigating ARO-ANG3 in a Phase 2b clinical trial.

Dyslipidemia and Hypertriglyceridemia

Dyslipidemia and hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.

Study Name: Study of ARO-ANG3 in Healthy Volunteers and in Dyslipidemic Patients

A Phase 1 Single and Multiple Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-ANG3 in Adult Healthy Volunteers and in Dyslipidemic Patients

ClinicalTrials.gov Identifier: NCT03747224

Study Name: Study of ARO-ANG3 in Adults With Mixed Dyslipidemia

A Double-blind, Placebo-controlled Phase 2b Study to Evaluate the Efficacy and Safety of ARO-ANG3 in Adults With Mixed Dyslipidemia

ClinicalTrials.gov Identifier: NCT04832971

ARO-ENaC

ARO-ENaC is designed to reduce production of the epithelial sodium channel alpha subunit (αENaC) in the airways of the lung. In cystic fibrosis patients, increased ENaC activity contributes to airway dehydration and reduced mucociliary transport. Arrowhead is currently investigating ARO-ENaC in a Phase 1/2a clinical trial, in which new enrollment was paused in July 2021 pending results from non-clinical chronic toxicology studies.

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

ARO-HSD is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against nonalcoholic steatohepatitis (NASH) cirrhosis and alcoholic hepatitis and cirrhosis. Arrowhead is currently investigating ARO-HSD in a Phase 1/2a clinical trial.

Nonalcoholic Steatohepatitis

Nonalcoholic steatohepatitis (NASH) is liver inflammation and damage caused by a buildup of fat in the liver. This can cause scarring of the liver and in advanced cases can lead to cirrhosis.

Clinical Trials

Study Name: Study of ARO-HSD in Healthy Volunteers and Patients With Non-Alcoholic Steatohepatitis (NASH) or Suspected NASH

A Phase 1/2a Single and Multiple Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamic Effects of ARO-HSD in Normal Healthy Volunteers as Well as in Patients With NASH or Suspected NASH

ClinicalTrials.gov Identifier: NCT04202354

ARO-C3

ARO-C3 is designed to reduce production of complement component 3 (C3) as a potential therapy for patients with various complement mediated or complement associated renal and hematological diseases. Arrowhead has filed a CTA to begin investigation of ARO-C3 in a Phase 1/2a clinical trial.

Clinical Trials

Study Name: Study of ARO-C3 in Adult Healthy Volunteers and Patients With Paroxysmal Nocturnal Hemoglobinuria and Complement-Mediated Renal Disease

A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and/or Pharmacodynamics of ARO-C3 in Adult Healthy Volunteers and in Adult Patients With Paroxysmal Nocturnal Hemoglobinuria and Adult Patients With Complement-Mediated Renal Disease

ClinicalTrials.gov Identifier: NCT05083364

ARO-HIF2

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

Clinical Trials

Study Name: Study of ARO-HIF2 in Patients With Advanced Clear Cell Renal Cell Carcinoma

A Phase 1b Adaptive Dose-Finding Study of ARO-HIF2 in Patients With Advanced Clear Cell Renal Cell Carcinoma

ClinicalTrials.gov Identifier: NCT04169711

ARO-DUX4

ARO-DUX4 is designed to target the gene that encodes human double homeobox 4 (DUX4) protein as a potential treatment for patients with facioscapulohumeral muscular dystrophy. Arrowhead intends to file a CTA to begin a Phase 1 clinical trial in 2022.

Facioscapulohumeral Muscular Dystrophy

Facioscapulohumeral muscular dystrophy (FSHD) is an autosomal dominant disease associated with the failure to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. As DUX4 expression is recognized as the cause of muscle pathology in FSHD patients, Arrowhead believes that the selective targeting and knockdown of DUX4 using RNAi may prevent or reverse downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no effective treatments specifically for FSHD.

Partnered Programs

Takeda Pharmaceutical Company Limited

Arrowhead entered into a collaboration and license agreement in October 2020 with Takeda Pharmaceutical Company Limited (“Takeda”) to develop and commercialize ARO-AAT. Under the terms of the agreement, Takeda and Arrowhead will co-develop ARO-AAT which, if approved, will be co-commercialized in the United States under a 50/50 profit-sharing structure. Outside the

U.S., Takeda will lead the global commercialization strategy and receive an exclusive license to commercialize ARO-AAT with Arrowhead eligible to receive tiered royalties of 20-25% on net sales. Arrowhead received an upfront payment of $300 million and is eligible to receive potential development, regulatory and commercial milestones up to $740 million.

ARO-AAT

ARO-AAT is the Company’s subcutaneously administered RNAi therapeutic being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency (AATD), which is a rare genetic disorder that severely damages the liver and lungs of affected individuals. ARO-AAT is designed to reduce production of the mutant Z-AAT protein by silencing the AAT gene in order to prevent accumulation of Z-AAT in the liver, allow clearance of the accumulated Z-AAT protein, prevent repeated cycles of cellular damage, and possibly prevent or even reverse the progression of liver fibrosis.

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

A Placebo-Controlled, Multi-dose, Phase 2/3 Study to Determine the Safety, Tolerability and Effect on Liver Histologic Parameters in Response to ARO-AAT in Patients with Alpha-1 Antitrypsin Deficiency (AATD)

ClinicalTrials.gov Identifier: NCT03945292

Janssen Pharmaceuticals, Inc.

Arrowhead entered into a license agreement in October 2018 with Janssen Pharmaceuticals, Inc. (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize JNJ-3989 (formerly referred to as ARO-HBV). In addition, Arrowhead entered into a research collaboration and option agreement with Janssen to potentially collaborate for up to three additional RNAi therapeutics against new targets to be selected by Janssen.

Under the terms of the license agreement, Arrowhead received $175 million as an upfront payment. Separately, Johnson & Johnson Innovation – JJDC, Inc. (JJDC) made a $75.0 million equity investment in Arrowhead Common Stock.

Arrowhead is eligible to receive up to approximately $1.6 billion in milestone payments under the license agreement. Arrowhead is also eligible to receive approximately $1.9 billion in option and milestone payments for the collaboration and option agreement related to up to three additional targets. Arrowhead is further eligible to receive tiered royalties up to mid-teens under the license agreement and up to low teens under the collaboration and option agreement on product sales. Since signing the license agreement, Arrowhead has received $70.0 million in developmental milestone payments from Janssen.

JNJ-3989 (also referred to as JNJ-73763989 and formerly referred to as ARO-HBV)

JNJ-3989 is being developed in collaboration with Janssen as a potential therapy for patients with chronic hepatitis B infection, when used in combination with other therapeutic modalities. JNJ-3989 is a subcutaneous, RNAi therapy candidate which is designed to silence all HBV gene products and intervenes upstream of the reverse transcription process where current standard-of-care nucleotide and nucleoside analogues act. The company believes this, especially the elimination of hepatitis B surface antigen (HBsAg), may allow the body’s natural immune defenses to clear the virus and potentially lead to a functional cure. JNJ-3989 is currently being investigated in multiple Phase 2 clinical trials being conducted by Janssen. The Phase 1/2a study and its preceding studies were conducted by Arrowhead.

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

A Phase 2b Double-blind, Placebo-controlled, Randomized, Parallel, Single Dose Study to Investigate Pharmacokinetics, Safety, and Tolerability of JNJ-73763989 in Healthy Japanese Adult Participants

ClinicalTrials.gov Identifier: NCT04002752

Study Name: A Study of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection (REEF-1)

A Phase 2b, Multicenter, Double-blind, Active-controlled, Randomized Study to Investigate the Efficacy and Safety of Different Combination Regimens Including JNJ-73763989 and/or JNJ-56136379 for the Treatment of Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT03982186

Study Name: A Study of JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

A Randomized, Double Blind, Placebo-controlled Phase 2b Study to Evaluate Efficacy, Pharmacokinetics, and Safety of 48-week Study Intervention With JNJ 73763989+JNJ 56136379+Nucleos(t)Ide Analog (NA) Regimen Compared to NA Alone in e Antigen Negative Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04129554

Study Name: A Study of JNJ-73763989 in Healthy Chinese Adult Participants

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

A Phase 1, Single-Dose, Open-Label, Parallel-Group Study to Evaluate the Effect of Hepatic Impairment on the Pharmacokinetics of JNJ-73763989

ClinicalTrials.gov Identifier: NCT04208386

Study Name: A Study of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus (REEF-D)

A Phase 2, Multicenter, Randomized, Double-blind, Placebo-Controlled Study With Deferred Active Treatment to Investigate the Efficacy, Safety, and Pharmacokinetics of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus

ClinicalTrials.gov Identifier: NCT04535544

Study Name: A Study of JNJ-73763989 + JNJ-56136379 + Nucleos(t)Ide Analog (NA) Regimen With or Without Pegylated Interferon Alpha-2a (PegIFN-α2a) in Treatment-Naive Participants With Hepatitis B e Antigen (HBeAg) Positive Chronic Hepatitis B Virus (HBV) Infection and Normal Alanine Aminotransferase (ALT)

A Phase 2, Randomized, Open-label, Multicenter Study to Evaluate Efficacy, Pharmacokinetics, Safety, and Tolerability of Response-guided Treatment With JNJ-73763989 + JNJ-56136379 + Nucleos(t)Ide Analog Regimen With or Without Pegylated Interferon Alpha-2a in Treatment-naive Patients With HBeAg Positive Chronic Hepatitis B Virus Infection and Normal ALT

ClinicalTrials.gov Identifier: NCT04439539

Study Name: A Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Chronic Hepatitis B Virus Infection (INSIGHT)

A Phase 2 Randomized, Open-label, Parallel-group, Multicenter Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Response to Combination Regimens Containing JNJ-73763989 and Nucleos(t)Ide Analog With or Without JNJ-56136379 in Patients With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04585789

Study Name: A Study of JNJ-73763989 in Adult Participants With Renal Impairment

An Open-label, Single-dose, Parallel-group Study to Evaluate the Effect of Renal Impairment on the Pharmacokinetics of JNJ-73763989 in Adult Participants

ClinicalTrials.gov Identifier: NCT04963738

Study Name: A Study of JNJ-73763989, Pegylated Interferon Alpha-2a and Nucleos(t)Ide Analogs in Participants With Chronic Hepatitis B Virus Infection (PENGUIN-2)

A Phase 2, Open-label, Multicenter Study to Assess Efficacy, Safety, Tolerability, and Pharmacokinetics of Treatment With JNJ-73763989, Nucleos(t)Ide Analogs, and Pegylated Interferon Alpha-2a in Patients With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT05005507

Study Name: A Study of JNJ-73763989, JNJ-56136379, Nucleos(t)Ide Analogs, and Pegylated Interferon Alpha-2a in Virologically Suppressed Participants With Chronic Hepatitis B Virus Infection (PENGUIN)

A Phase 2, Open-label, Single-arm, Multicenter Study to Assess Efficacy, Safety, Tolerability, and Pharmacokinetics of Treatment With JNJ-73763989, JNJ-56136379, Nucleos(t)Ide Analogs, and Pegylated Interferon Alpha-2a in Virologically Suppressed Patients With Chronic Hepatitis B Virus Infection

ClinicalTrials.gov Identifier: NCT04667104

JNJ-75220795 (formerly referred to as ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3

JNJ-75220795 (ARO-JNJ1) is an investigational therapeutic being developed by Janssen.  It utilizes Arrowhead’s proprietary TRIMTM platform and is designed to reduce expression in the liver of patatin like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with non-alcoholic steatohepatitis (NASH).  ARO-JNJ2 and ARO-JNJ3 are being developed against undisclosed liver-expressed targets as part of Arrowhead’s research collaboration and option agreement with Janssen.

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

Horizon Therapeutics Ireland DAC.

Horizon Therapeutics Ireland DAC. (“Horizon”) and Arrowhead announced a global collaboration and license agreement for ARO-XDH in June 2021. Under the terms of the agreement, Arrowhead will conduct all activities through preclinical stages of development of the siRNA therapeutic. Horizon will receive a worldwide exclusive license to the therapeutic and will be wholly responsible for clinical development and commercialization. Arrowhead received a $40 million upfront payment from Horizon and is eligible to receive up to $660 million in potential development, regulatory and commercial milestones, and is further eligible to receive royalties in the low- to mid-teens range on net product sales.

ARO-XDH

ARO-XDH is designed to reduce production of xanthine dehydrogenase (XDH) as a potential treatment for people with uncontrolled gout. Gout is a serious and painful form of arthritis that is caused by excess uric acid in the blood. In the United States, there are more than nine million gout patients and approximately a third of those patients are treated with oral urate-lowering therapies. However, a meaningful portion of treated patients do not respond sufficiently to treatment and therefore continue to experience painful and debilitating gout symptoms. XDH represents a clinically validated target that is the primary source of serum uric acid (sUA). High levels of sUA, if left untreated or undertreated, can potentially lead to serious long-term or even permanent damage to the bones, joints and organs.

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

This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers are introduced into a cell and are loaded into the RNA-induced silencing complex, (“RISC”). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (“mRNA”) and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.

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

The TRiMTM platform is comprised of a highly potent RNA trigger identified using Arrowhead’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker and chemistries; structures that enhance pharmacokinetics; and highly potent RNAi triggers with sequence specific stabilization chemistries.

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

Research and Development Facilities

Arrowhead’s research and development operations are primarily located in Madison, Wisconsin, and San Diego, California. Substantially all of the Company’s assets are located either in these facilities or in our corporate headquarters in Pasadena, California. A summary of our research and development resources is provided below:

•	273 R&D personnel as of September 30, 2021;
•	State-of-the-art laboratories consisting of 132,000 total sq. ft.;
•	Complete small animal facilities;
•	Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin;
•	In-house histopathology capabilities;
•	Animal models for cardio metabolic, viral, lung, and oncologic diseases;
•	Animal efficacy and safety assessment;
•	In-house drug manufacturing capabilities to produce GMP material;
•	Polymer, peptide, oligonucleotide and small molecule synthesis and analytics capabilities (HPLC, NMR, MS, etc.);
•	Polymer, peptide and oligonucleotide PK, biodistribution, clearance methodologies; and
•	Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR and clinical chemistry analytics.

Intellectual Property and Key Agreements

The Company controls approximately 406 issued patents (including 263 directed to RNAi trigger molecules; 39 directed to targeting groups or targeting compounds; and 5 for hydrodynamic gene delivery), including European validations, and approximately 640 currently pending patent applications worldwide from 57 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Republic of Korea, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, Saudi Arabia, Singapore, Thailand, Taiwan, Uruguay, Venezuela, Vietnam, and South Africa.

RNAi Triggers

The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of Arrowhead’s TRiMTM platform, and are targeted to reduce expression of various gene targets, including the following:

Patent Group	Estimated Year(s) of Expiration*
RNAi Triggers Gene Target
HBV	2032, 2036, 2037
AAT	2035, 2038
LPA	2036
α-ENaC	2028, 2038
APOC3	2035, 2038, 2040
ANGPTL3	2038
HIF2α	2034, 2036, 2040
HSD17B13	2039
PNPLA3	2041
Factor 12	2036, 2038
RRM2	2031
β-ENaC	2031
β-Catenin	2033

Patent Group	Estimated Year(s) of Expiration*
Cx43	2029
HCV	2023
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028

*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.

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

Patent Group	Estimated Year(s) of Expiration*
Targeting ligands and other RNAi delivery and platform technologies
Targeting groups (Galactose derivative trimer-PK)	2031
Targeting groups (αvβ3 integrin)	2034, 2039, 2039
Targeting groups (αvβ6 integrin)	2037, 2038
Targeting groups (Galactose derivative ligands)	2037, 2037
RNAi agent design (5′-phosphate mimic)	2037
Physiologically labile linkers	2036
Biologically cleavable linkers	2036
Trialkyne linkers	2039
Transferrin targeting	2028
LDLR targeting	2028
Peptide targeting (CPP-Arg)	2028
Peptide targeting (YM3-10H)	2032

Hydrodynamic delivery
Third iteration	2024

*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.

The RNAi and drug delivery patent landscapes are complex and rapidly evolving. As such, we may need to obtain additional patent licenses prior to commercialization of our candidates. You should review the factors identified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Non-Exclusively Licensed Patent Rights from Roche

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

Cardiovascular Collaboration and License Agreements with Amgen

On September 28, 2016, the Company entered into two Collaboration and License agreements and a Common Stock Purchase Agreement with Amgen. Under the First Collaboration and License Agreement, Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to Arrowhead’s novel, RNAi AMG 890 (ARO-LPA) program, now referred to as Olpasiran. The Olpasiran RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. In both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock.  The Company was eligible to receive up to $617.0 million in option payments and development, regulatory and sales milestone payments.  In August 2018, the Company received a $10.0 million milestone payment from Amgen following the administration of the first dose of Olpasiran in a phase 1 clinical trial.  In July 2020, the Company received a $20.0 million milestone payment from Amgen following the initiation of a Phase 2 clinical study of Olpasiran. The Company remains eligible to receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments under the Olpasiran agreement.  The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran agreement.

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

Under the terms of the agreements taken together, the Company has received (i) $175.0 million as an upfront payment, (ii) $75.0 million in the form of an equity investment by JJDC in the Company’s common stock, (iii) milestone and option payments totaling $70.0 million, (iv) up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and (v) up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties up to mid-teens under the Janssen License agreement and up to low teens under the Janssen Collaboration Agreement on product sales.

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

Research Collaboration And License Agreement with Horizon Therapeutics Ireland DAC.

On June 18, 2021, the Company entered into a Collaboration and License Agreement (the “Horizon License Agreement”) with Horizon Therapeutics Ireland DAC  (“Horizon”). Under the terms of the Horizon License Agreement, Arrowhead will develop an RNAi therapeutic against xanthine dehydrogenase (XDH), as a potential treatment for people with uncontrolled gout.  The Company will conduct all activities through preclinical stages of development, and Horizon will receive a worldwide exclusive license to the RNAi therapeutic and be wholly responsible for clinical development and commercialization. The Company received $40 million as an upfront payment from Horizon and is eligible to receive up to $660 million in potential development, regulatory and commercial milestones, and is further eligible to receive royalties in the low- to mid-teens range on net product sales.

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

(6) satisfactory review of the NDA by an FDA advisory committee, where appropriate or if applicable;

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently $3.117 million for fiscal year 2022, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently $369,413 for fiscal year 2022. These fees are adjusted annually.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug.

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

Legislative Developments

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions to accelerate the development and delivery of new treatments.  For example, the Cures Act requires the FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, to issue guidance on adaptive and novel clinical trial designs for new drugs, and to establish a process for qualifying drug development tools used to support FDA approval for marketing or investigational use of a drug. The Cures Act also permits the FDA to rely on qualified data summaries to support the approval of a supplemental application for an already approved drug.  The FDA has continued to issue guidance focused on implementing the Cures Act requirements.

Review and Approval of Drug Products in the European Union

In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy, labeling, clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising, marketing and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution, authorization, approval and post-approval monitoring and reporting of our products. Whether or not it obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Since the United Kingdom formally left the European Union on January 31, 2020 and the transition period, during which EU laws continued to apply to the United Kingdom, expired on December 31, 2020, EU laws now only apply to the United Kingdom in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The European Union and the United Kingdom have concluded a trade and cooperation agreement (“TCA”), which was ratified by the UK Parliament on December 30, 2020. The TCA was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021.

The TCA includes provisions affecting the life sciences sector (including on customs and tariffs), but areas for further discussion between the European Union and UK remain. In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (“GMP”), inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend these regulations, the UK government has adopted the Medicines and Medical Devices Act 2021, which seeks to address this regulatory gap through introducing regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the act is to enable the existing regulatory frameworks to be updated, with the powers granted under it only exercisable in relation to four pieces of legislation: the Human Medicines Regulations 2012, the Medicines for Human Use (Clinical Trials) Regulations 2004, the Medicines (Products for Human Use) Regulations 2016 and limited parts of the Medicines Act 1968 (specifically those parts which make provision related to pharmacies). It is then further restricted to amending or updating only those provisions stated in the act, which include clinical trials.

The new Medicines and Medical Devices Act 2021 supplements the UK Medical Devices Regulations 2002 (“UK Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the UK’s post-Brexit regulatory regime. Notably, the UK Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021. Additionally, the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) launched a comprehensive consultation on September 16, 2021 with proposals to amend the regulatory framework for medical devices in the UK. The stated objectives of the proposals include expansion of the scope of the UK Regulations (e.g. by expanding the in vitro diagnostic medical device definition to includes software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognised definitions (e.g. by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favourability of the UK market. The consultation period closes on November 25, 2021 with a view to new regulations coming into force on July 1 2023 with appropriate transitional measures.

Drug and Biologic Development Process

The conduct of clinical trials in the European Union is currently governed by the EU Clinical Trial Directive 2001/20/EC (“Clinical Trials Directive”), pursuant to which a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU Member States. Under the current regime, before a clinical trial can be initiated, an applicant must obtain approval in each EU Member State where there is a site at which the clinical trial is to be conducted by two separate entities: The National Competent Authority (“NCA”), and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur. Clinical trial applications (“CTAs”) must also be accompanied by an investigational pharmaceutical product dossier with supporting information prescribed by the corresponding national laws of the Member States and further detailed in applicable guidance documents. However, the EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU has, therefore, adopted the EU Clinical Trials Regulation (EU) No 536/2014 (“Clinical Trials Regulation”). The Clinical Trials Regulation, which will replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for pharmaceutical products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of pharmaceutical products, and increased obligations on sponsors to publish clinical trial results. The coming into effect of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems. On July 31, 2021 the European Commission confirmed that the Clinical Trials Regulation will come into force on January 31, 2022. The new Clinical Trials Information System (“CTIS”), which contains the centralized EU portal and database for clinical trials, will also go-live on this date.

The new Clinical Trials Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonized electronic submission and assessment process for clinical trials conducted in multiple EU Member States. For example, the sponsor will be able submit a single application for approval of a clinical trial through the CTIS. As part of the application process, the sponsor proposes a reporting EU Member State, which will take the lead in validating and evaluating the application. The reporting EU Member State consults and coordinates with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the CTIS. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the CTIS. Information stored in the CTIS will be made publicly available subject to transparency rules. While the authorization and oversight of clinical trials in the EU remains the responsibility of the EU Member States, the CTIS is set-up, maintained and supervised by the European Medicines Agency (“EMA”).

Under both the current regime and the new Clinical Trials Regulation, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice (“GCP”), and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a pharmaceutical product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program.  At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area or “EEA”), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and, after respective national implementing decisions, in the three additional member states of the European Economic Area (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for specific pharmaceutical products, including for medicines developed by means of certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For pharmaceutical products containing a new active substance not yet authorized in the European Economic Area before May 20, 2004 and indicated for the treatment of other diseases, pharmaceutical products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a marketing authorization through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a pharmaceutical product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the European Commission has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

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

If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all EU Member States.

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

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the European Union that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received an MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are deemed to bring a significant clinical benefit in comparison with existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the European Union. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a new chemical entity. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain marketing approval of its pharmaceutical product.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.

The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”), addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

Pediatric Development

In the European Union, companies developing a new pharmaceutical product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver  (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The marketing authorization application for the pharmaceutical product must include the results of all pediatric clinical trials performed and details of all information collected in compliancewith the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Pharmaceutical products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

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

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice, or GMP. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Advertising and Promotion

The advertising and promotion of our products is also subject to EU laws concerning promotion of pharmaceutical products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of pharmaceutical products and may differ from one country to another. These laws require that promotional materials and advertising in relation to pharmaceutical products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the pharmaceutical product. It forms an intrinsic and integral part of the marketing authorization granted for the pharmaceutical product. Promotion of a pharmaceutical product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion of pharmaceutical products is prohibited in the European Union. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only pharmaceutical products. Violations of the rules governing the promotion of pharmaceutical products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

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

On January 31, 2018, the European Commission adopted a proposal for a regulation on health technology assessment. This legislative proposal is intended to boost EU level cooperation among EU Member States in assessing health technologies, including new pharmaceutical products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While EU Member States could choose to delay participation in the joint work until three years after the rules enter into force, it would become mandatory after six years.The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States, but there can be no assurance that the draft HTA regulation will not have effects on pricing and reimbursement decisions if and when the draft HTA regulation comes into force. On June 22, 2021, following three years of discussions in the Council of the European Union, the Council of the European Union and the European Parliament reached a provisional agreement on the draft HTA regulation. The European Parliament and the Council of the European Union are now expected to formally adopt the content of the agreement in the coming months.

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

European Data Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018 and related implementing laws in individual EU Member States. Under the GDPR, personal data can only be transferred to third countries in compliance with specific conditions for cross-border data transfers. A “third country” is a country other than the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. Appropriate safeguards are required to enable transfers of personal data from the EU and EEA Member States. This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR. The GDPR increased responsibility and liability in relation to personal data that we process.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

The GDPR also prohibits the transfer of personal data to countries outside of the European Union/EEA (including the United States) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements such as the use of standard contractual clauses (“SCCs”), issued by the European Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EU/EEA to U.S. entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures an adequate level of data protection that is essentially equivalent to that guaranteed in the EU/EEA. In light of the implications of this decision we may face difficulties regarding the transfer of personal data from the European Union/EEA to third countries. However, on June 4, 2021 the EU Commission has issued a new set of SCCs for data transfers from controllers of processors in the EU/EEA to controllers or processors established outside the EU/EEA. These SCCs replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. Since September 27, 2021, it is no longer possible to conclude contracts incorporating these previous versions of the SCCs. In addition, for contracts concluded before September 27, 2021, it is still possible to rely on the previous SCCs until the end of an additional 15 months transitional period (until December 27, 2022), provided that the processing operations which are the subject matter of the contract remain unchanged and reliance on previous SCCs ensures that the transfer is subject to appropriate safeguards. On November 11, 2021, the European Data Protection Board has adopted recommendations on such appropriate safeguards that supplement transfer mechanisms. These recommendations aim to assist data exporters with their duty to identify and implement appropriate supplementary measures where they are needed to ensure an essentially equivalent level of protection to the personal data they transfer to third countries.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

With regard to the transfer of data from the European Union to the United Kingdom, the TCA provided for a transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the UK’s data protection laws. On June 28, 2021 the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK's withdrawal from the European Union and the EEA, companies have to comply also with the UK’s data protection laws (including the GDPR as incorporated into UK national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.

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

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

While the UK has left the EU, as mentioned above, it should be noted that the UK still has the strictest anti-bribery regime in Europe, the UK Bribery Act 2010. The Act is applicable English law and continues to apply to any company incorporated in or “carrying on business” in the United Kingdom, irrespective of where in the world the alleged bribery activity occurs.

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
•

Directive 2005/28/EC of April 8, 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products (the "GCP Directive").

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

Since the United Kingdom formally left the European Union on January 31, 2020 and the transition period, during which EU laws continued to apply to the United Kingdom, expired on December 31, 2020, EU laws now only apply to the United Kingdom in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. However, the European Union and the United Kingdom have concluded the TCA, which entered into force on May 1, 2021. Since the TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, future UK pharmaceutical regulations and product standards may differ from those in the European Union. To that end, the UK’s MHRA launched a comprehensive consultation on September 16, 2021 with proposals to amend the regulatory framework for medical devices in the UK. The stated objectives of the proposals include expansion of the scope of the UK Regulations, remove trade barriers, further the availability of medical devices and improve the favourability of the UK market. The consultation period closes on November 25, 2021 with a view to new regulations coming into force on July 1 2023 with appropriate transitional measures.

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

•

similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and

•

certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by HHS Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.

Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Certain Financial Information

The financial information required in this Item 1 is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Human Capital Management

Arrowhead Employees

As of September 30, 2021, Arrowhead employed 329 fulltime employees at three facilities in the US, including Pasadena, CA, Madison, WI and San Diego, CA.  During fiscal year 2021, we grew our capabilities across the three sites by adding 97 new employees.  The new employees were hired to support and extend our clinical and preclinical pipeline, with hires in clinical development and operations, research, manufacturing, and general and administrative functions.

Arrowhead Pharmaceuticals, Inc. Employees by Geography
	Number of Employees as of September 30,
Site	2021	2020
Pasadena, CA	93	65
Madison, WI	198	150
San Diego, CA	38	17
Total	329	232

We expect to continue to add additional employees in fiscal year 2022 with a focus on expanding our in-house manufacturing capacity, as well as increasing expertise and bandwidth in clinical and preclinical research and development.  The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity.  Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

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

Response to COVID-19

Beginning in March 2020, Arrowhead has supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort:

•	Establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•	Decreasing density and increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•	Adjusting attendance policies to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•	Prohibiting all domestic and international non-essential travel for all employees through mid-2021; and
•	Complying with local and national public health advisories.

In 2020 through June 2021, we provided a childcare subsidy to support employees who incurred additional expenses related to the loss of in person schooling and childcare.

Diversity and Inclusion

Arrowhead is committed maintaining a welcome, healthy and equitable environment where all employees can excel and contribute to our mission of bringing safe and effective medicine to patients in need.  In 2021, we initiated formal training and processes to promote awareness of inclusion and diversity issues for management and employees, including anti-bias training and employee outreach and engagement.  In the coming year, we will continue and extend those efforts.

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

Our business and its operations, including but not limited to our research and development activities and our supply chain, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to public health directives and orders related to COVID-19, we implemented work-from-home policies for substantially all of our employees to the extent work can be performed effectively at home. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our productivity, disrupt our business, increase our expenses, including costs associated with preventive and precautionary measures that we, companies with which we conduct business, and governments are taking, and delay our clinical trials and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions, including vaccination requirements or mandates, on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at our business partners in the United States and other countries, or our access to raw materials for our research and development facility discovery efforts, which would disrupt our supply chain.

In addition, our clinical trials and preclinical programs have been and continue to be affected by the COVID-19 pandemic. For example, we have experienced delays in our earlier stage programs due to a shortage in non-human primates which are critical for our preclinical programs.  Additionally, we have experienced delays in enrollment in our clinical trials.

Additionally, the Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies. However, the Company cannot predict the impact that the progression of COVID-19 will have on future financial results due to a variety of factors including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees, and ultimately the length of the COVID-19 pandemic, which in turn may be impacted by the efficacy, distribution and public acceptance of vaccines and treatments. If COVID-19 continues to spread in the United States and elsewhere, including as a result of mutations or variants, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources, forced furlough of government employees or diversion of government resources to focus on the COVID-19 pandemic;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and
•	interruption or delays to our clinical activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the long-term economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

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

Our research and development efforts involve therapeutics based on RNA interference and our delivery systems, which are largely unproven technologies. Our scientists and engineers are working on developing technology in the early stages. However, such technology’s commercial feasibility and acceptance are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because we use platform technology to develop drug candidates, toxicology signals that may emerge in the course of testing of one particular candidate may apply broadly across our drug candidate platform. Further, certain underlying premises in our development programs are not proven and many of the drug targets that we are pursuing have not yet been validated clinically.  For instance, the reduction of the production of mutant alpha-1 antitrypsin in the liver may not lead to a reduction of globules in the liver, and even if it leads to a reduction in such globules, this may not lead to other beneficial hepatic changes.  It is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver.  Similar uncertainties and risks exist that are specific to each of our development programs.  Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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

Breakthrough Therapy designation for ARO-AAT may not lead to a faster development or review process.

We have been granted a Breakthrough Therapy designation for ARO-AAT in the United States for the treatment of liver disease associated with AATD.  Breakthrough Therapy designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions and additional drug development guidance with the FDA and its senior managers.Breakthrough Therapy designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.

Despite receiving Breakthrough Therapy designation, ARO-AAT may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, such a designation does not increase the likelihood that ARO-AAT will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy designation if it determines that ARO-AAT no longer meets the relevant criteria.

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

If regulatory approval to sell any of our product candidates is received, regulatory agencies will subject any marketed product(s), as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or with regulatory requirements are discovered, such as adverse events of unanticipated severity or frequency, problems with a manufacturing process or laboratory facility, or failure to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions or penalties on that product or on us. Such restrictions or penalties may include, among other things:

•	restrictions on the marketing or manufacturing of the product, the withdrawal of the product from the market or product recalls;
•	warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	closure of the facility, enforcement of substantial fines, injunctions, or the imposition of civil or criminal penalties.

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

Our future success depends to a significant extent on the continued services of our key employees, including our senior scientific, technical and managerial personnel. We do not maintain key person life insurance for any of our executives and we do not maintain employment agreements with many senior employees. Competition for qualified employees in the pharmaceutical industry is high, and our ability to execute our strategy will depend in part on our ability to continue to attract and retain qualified scientists, management and other employees. This will depend in part on our ability to create and maintain a desirable workplace culture, which may be impacted by the long-term effects of the COVID-19 pandemic on the nature of the office environment and employee preferences for remote working. If we are unable to find, hire and retain qualified individuals, we will have difficulty implementing our business plan in a timely manner, or at all.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. As our organization grows, so does the risk of unauthorized disclosure of confidential information. In addition, while the company undertakes efforts to protect its trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We have only a limited history upon which one can evaluate our RNAi therapeutic business as our drug candidates are still at an early stage of development. Thus, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	Execute product development activities using unproven technologies;
•	Build, maintain, and protect a strong intellectual property portfolio;
•	Demonstrate safety and efficacy of our drug candidates in multiple human clinical studies;
•	Receive FDA approval and approval from similar foreign regulatory bodies;
•	Gain market acceptance for the development and commercialization of any drugs we develop;
•	Ensure our products are reimbursed by commercial and/or government payors at a rate that permits commercial viability;
•	Develop and maintain successful strategic relationships with suppliers, distributors, and commercial licensing partners;
•	Manage our spending and cash requirements as our expenses will increase in the near term if we add programs and additional preclinical and clinical trials; and
•	Effectively market any products for which we obtain marketing approval.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop products, raise capital, expand our business or continue our operations.

We may need to establish additional relationships with strategic and development partners to fully develop our drug candidates and market any approved products.

Over the past several years we have entered into license and collaboration agreements with Takeda, Janssen, Amgen and Horizon. Our business strategy includes obtaining additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:

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

For instance, under our licensing and collaboration agreements with Amgen, Janssen, Takeda and Horizon, our partners substantially control clinical development and commercialization for all of the candidates covered under those agreements. To the extent that (i) our partners’ interests in advancing these candidates or targets changes, (ii) unforeseen scientific issues with the candidates arise, or (iii) the pace at which our partners move the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished.  This would further cause us to rely upon other sources of financing to continue to develop our other internal drug candidates.

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

We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist or does not exist on acceptable terms. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors, particularly as a result of recent labor market and global supply chain constraints.

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

Additionally, our product candidates have not yet been manufactured for commercial use. If any of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. For example, recent global supply chain constraints have led to intermittent lab supply shortages, which are critical for our preclinical programs. While we are exploring alternative suppliers for certain critical materials, there can be no assurance that our efforts will be successful.

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

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure and information technology systems. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, information technology and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We conduct research and development in facilities in Madison, Wisconsin and San Diego, California.  The facilities and the equipment we use are costly to replace and require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism; and if our facilities are affected by a disaster, or in some cases even a loss of power, our development efforts would be delayed and significant costs could be incurred.  Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products.  Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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

Our operations, including our relationships with healthcare providers, physicians and third-party payers, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, and contractual damages, and reputational harm and diminished profits and future earnings.

Our operations, including any arrangements that we enter into with healthcare providers, physicians, and third-party payers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such laws and regulations, including applicable U.S. federal and state healthcare laws and regulations, as well as foreign laws, such as the federal Anti-Kickback Statute, the False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or the Foreign Corrupt Practices Act, may constrain our operation and the business or financial arrangements through which we can market, sell and distribute any drug candidates for which we obtain marketing approval.

Efforts to confirm that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we become subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of our company and our partners, and potential licensing or partnering transactions, we may need to raise additional capital to:

•	Fund research and development infrastructure and activities relating to the development of our drug candidates, including pre-clinical and clinical trials and manufacturing to support these efforts;
•	Fund a commercialization infrastructure and activities related to the sale, marketing, customer support, and distribution of our drug products if and when they become approved;
•	Fund our general and administrative infrastructure and activities;
•	Pursue business development opportunities for our technologies;
•	Add to and protect our intellectual property; and
•	Retain our management and technical staff.

Our future capital needs depend on many factors, including:

•

The scope, duration, and expenditures associated with our research and development, including the progression of our clinical trials, with late-stage trials generally requiring greater capital than early-stage trials;

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

At September 30, 2021, we had $428.9 million in fixed income, certificate of deposit, and equity marketable securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2021, we had federal, and state NOL carryforwards of approximately $569.0 million and $626.5 million, respectively. As a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules.  Under the CARES Act and 2017 Tax Act, federal NOLs incurred in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020.  Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities.

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

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management's time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board (“PCAOB”) or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our Common Stock.

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

Because we are early in the stage of our drug development, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will continue to fluctuate significantly. We may not continue to generate substantial revenue from the license or sale of our technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

•	Announcements of developments related to our business;
•	Our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;
•	Announcements regarding the status of any or all of our collaborations or products, including clinical trial results;
•	Market perception and/or investor sentiment regarding our technology;
•	Announcements of actions taken by regulatory authorities, such as the U.S. Food and Drug Administration;
•	Announcements regarding developments in the RNA interference or biotechnology fields in general;
•	Announcements regarding clinical trial results with our products or competitors’ products;
•	Market perception and/or announcements regarding other companies developing products in the field of biotechnology generally or specifically RNA interference;
•	The issuance of competitive patents or disallowance or loss of our patent rights;
•	The addition or departure of key executives; and
•	Variations in our operating results.

We will not have control over many of these factors but expect that they may influence our stock price. As a result, our stock price may be volatile and such volatility could result in the loss of all or part of your investment.

Stockholder equity interest may be substantially diluted in any additional equity issuances.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Risks Inherent in Our Industry

Drug development is time consuming, expensive and risky.

We are focused on technology related to new and improved pharmaceutical candidates. Product candidates that appear promising in the early phases of development, such as in animal and early human clinical trials, often fail to reach the market for a number of reasons, such as:

•	Clinical trial results may be unacceptable, even though preclinical trial results were promising;
•	Inefficacy and/or harmful side effects in humans or animals;
•	The necessary regulatory bodies, such as the U.S. Food and Drug Administration, may not approve our potential product for the intended use, or at all; and
•	Manufacturing and distribution may be uneconomical.

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

Throughout the world and particularly in the United States the healthcare system is under significant financial pressure to reduce costs.  The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. These effects could reduce or eliminate our ability to return value to our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table summarizes the Company’s leased facilities as of September 30, 2021.

	Office Space	Monthly Expenses	Primary Use	Lease Expiration	Lease Term
Pasadena, California	48,000 sq. ft.	$157,490	Corp. Headqtrs.	April 2027	7.5 years
Madison, Wisconsin	111,000 sq. ft.	$168,371	Research Facility	September 2031	15 years
San Diego, California	21,000 sq. ft	$61,821	Research Facility	January 2023	2.3 years

ITEM 3.	LEGAL PROCEEDINGS

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

Our Common Stock is traded on The Nasdaq Global Select Market under the symbol “ARWR”. At November 15, 2021, 104,525,708 shares of the Company’s Common Stock were issued and outstanding, and were owned by 100 stockholders of record, based on information provided by the Company’s transfer agent.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

Securities Authorized for Issuance Under the Equity Compensation Plans

The disclosure required under this item related to equity compensation plans is incorporated by reference from Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during the quarter ended September 30, 2021.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.  The graph compares the cumulative 5-year total return to stockholders on our Common Stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We selected the Nasdaq Biotechnology Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2016, in each of our Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

$100 investment in stock or index	Ticker	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021
Arrowhead Pharmaceuticals, Inc.	ARWR	$100.00	$58.91	$260.82	$383.40	$585.85	$849.39
NASDAQ Biotechnology Index	^NBI	$100.00	$115.39	$126.70	$103.32	$140.62	$167.98
NASDAQ Composite Index	^IXIC	$100.00	$122.29	$151.47	$150.59	$210.23	$272.00

ITEM 6. RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens and ARO-C3 for complement mediated diseases. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

During fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company announced positive interim clinical data on (i) AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being co-developed with Takeda as a treatment for the rare genetic liver disease associated with AATD, (ii) AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH), and (iii) AROHIF21001, a Phase 1b dose-finding clinical study of ARO-HIF2, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with clear cell renal cell carcinoma.  The Company also presented preclinical data on the development of ARO-DUX4, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with facioscapulohumeral muscular dystrophy (FSHD), at the 28th Annual FSHD Society International Research Congress. The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, and presented positive clinical data from the Phase 1/2 clinical studies of ARO-APOC3 and ARO-ANG3 at the American Heart Association Scientific Sessions 2020.  The Company filed two Investigational New Drug Applications with the United States Food and Drug Administration (the “FDA”) to begin a Phase 2b clinical study of ARO-APOC3 in patients with severe hypertriglyceridemia and a Phase 2b clinical study of ARO-ANG3 in patients with mixed dyslipidemia, and initiated these two Phase 2b clinical studies in the third quarter of fiscal year 2021. The Company also filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 for treatment of complement mediated diseases. In July 2021, the Company voluntarily paused AROENaC1001, a Phase 1/2 clinical study of ARO-ENaC, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with cystic fibrosis, after receiving a preliminary update from an ongoing chronic toxicology study in rats that contained unexpected signals of local lung inflammation.  New screening, enrollment and any further dosing of investigational ARO-ENaC have been paused pending additional data from ongoing nonclinical toxicology studies.  The Company announced two collaborations during fiscal year 2021: a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease and a collaboration with Horizon to develop ARO-XDH, an investigational RNAi therapeutic for uncontrolled gout. In July 2021, the Company received Breakthrough Therapy designation from the FDA for ARO-AAT, which is a process designed to expedite the development and review of drugs that are intended to treat a serious life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

The Company’s partnered candidates under its collaboration agreements also continued to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection.  The Company is currently performing discovery, optimization and preclinical research and development for JNJ-75220795 (ARO-JNJ1), ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (the “Janssen Collaboration Agreement”), and Janssen has began dosing patients in its Phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1).  Amgen has initiated a Phase 2 clinical trial for Olpasiran (previously referred to as AMG 890 or ARO-LPA).  The Company entered into two licensing deals during fiscal 2021: i) an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda for ARO-AAT, and ii) a Collaboration and License Agreement (the “Horizon License Agreement”) with

Horizon Therapeutics Ireland DAC (“Horizon”) for ARO-XDH.  ARO-AAT is currently in Phase 2 clinical trials and ARO-XDH is in discovery-stage.  During fiscal year 2021, the Company earned $340.0 million in upfront payments from its collaboration agreements, and $20.0 million in option and milestone payments.  In total, the Company remains eligible for $5.3 billion in developmental, regulatory and sales milestones, in various royalties on net sales.

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

Arrowhead has focused its resources on therapeutics that exclusively utilize the Company’s Targeted RNAi Molecule (TRiMTM) platform technology. Therapeutics built on the TRiMTM platform have demonstrated high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, muscle and tumors; and the potential for improved safety and reduced risk of intracellular buildup, because there are less metabolites from smaller, simpler molecules.

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

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the years ended September 30, 2021 and 2020 were not significantly impacted by COVID-19.  Operationally, the Company experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical for the Company’s preclinical programs. Additionally, the Company experienced delays in enrollment in its clinical trials.  The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued to operate with limited impact, other than for enhanced safety measures, including work from home policies, and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

Net loss was $140.8 million for the year ended September 30, 2021 as compared to net loss of $84.6 million for the year ended September 30, 2020 and net income of $68.0 million for the year ended September 30, 2019. Net loss per share – diluted was $1.36 for the year ended September 30, 2021 as compared to net loss per share-diluted of $0.84 for the year ended September 30, 2020 and net income per share-diluted of $0.69 for the year ended September 30, 2019. An increase in research and development and general and administrative expenses, partially offset by an increase in revenue due to the Takeda collaboration, were the drivers of the increase in net loss and net loss per share for the year ended September 30, 2021, as discussed further below.

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock and four milestone payments totaling $70.0 million. Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Company’s October 2020 licensing agreement with Takeda resulted in a $300.0 million upfront payment, and the Company’s June 2021 licensing agreement with Horizon resulted in a $40 million upfront payment, each of which was collected during fiscal year 2021. The Company had $184.4 million of cash and cash equivalents, $126.7 million of marketable securities, $56.6 million in short-term investments, $245.6 million of long-term investments and $710.1 million of total assets as of September 30, 2021, as compared to $143.6 million of cash and cash equivalents, $85.0 million of marketable securities, $86.9 million in short-term investments, $137.5 million of long-term investments and $522.5 million of total assets as of September 30, 2020, respectively. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

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

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity.

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2021, 2020 and 2019, all of the Company’s debt securities were classified as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

The Company invests in shares of mutual funds that invest in marketable debt securities such as U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities.  The Company accounts for these securities using the guidance from FASB ASC 321, Investments-Equity Securities. These securities are recorded on the Company’s Consolidated Balance Sheet as “marketable securities” and recorded at fair value. All unrealized gains/losses associated with these securities are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

Intangible Assets Subject to Amortization—Intangible assets subject to amortization include certain patents and license agreements. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable and are also reviewed annually to determine whether any impairment is necessary.

Contingent Consideration—The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2021 and September 30, 2020.

Revenue Recognition— On October 1, 2018, the Company adopted FASB Topic 606 – Revenue for Contracts from Customers which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company’s adoption of the revenue standard did not have a material impact on its Consolidated Financial Statements.  The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to the Company’s ongoing licensing and collaboration agreements, including those with Amgen, Janssen, Takeda and Horizon, and the analysis of the impact of this guidance on those agreements is discussed further in Note 2 of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

The revenue standard provides a five-step framework for recognizing revenue as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified.  The Company then determines the transaction price, which typically includes upfront payments and any variable consideration that the Company determines is probable to not cause a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is resolved.  The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied.

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

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price.  The Company performs this assessment at the onset of its licensing or collaboration agreements.  Typically, a significant financing component does not exist because the customer is paying for a license or services in advance with an upfront payment.  Additionally, future royalty payments are not substantially within the control of the Company or the customer.

The revenue standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the new revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Labor hours, costs incurred or patient visits in clinical trials are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

Collaborative Arrangements—The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB Topic 808—Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to Research and Development Expense or General and Administrative Expense, as appropriate.

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

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Years ended September 30,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenues	$138,287	$87,992	$168,796
Operating Income (loss)	$(149,036)	$(93,159)	$61,191
Net Income (loss)	$(140,848)	$(84,553)	$67,975
Net Income (Loss) per share-Diluted	$(1.36)	$(0.84)	$0.69

The increase in revenue for the year ended September 30, 2021 compared to the year ended September 30, 2020 was driven by the timing of the recognition of the $300 million initial transaction price associated with our agreement with Takeda as we achieved progress toward completing our performance obligation. The increase in Net Losses during the year ended September 30, 2021 compared to year ended September 30, 2020 was driven by increases in research and development and general and administrative expenses as our pipeline of clinical candidates has continued to increase.

Revenue

Total revenue for the years ended September 30, 2021, 2020, and 2019 was $138.3 million, $88.0 million and $168.8 million, respectively.  Revenue in the current period is primarily related to the recognition of $90.8 million of revenue associated with the Takeda License Agreement, recognition of $20.2 million related to the $252.7 million initial transaction price associated with our agreements with Janssen and JJDC, recognition of $6.7 million of revenue associated with the Horizon License Agreement and $20.0 million in option and milestone payments from Janssen for JNJ-75220795 (ARO-JNJ1).

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

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers.  The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study for Olpasiran, which resulted in a $20 million milestone payment to the Company. During the years ended September 30, 2021, 2020 and 2019, the Company recognized $0, $20.1 million and $0.3 million of Revenue associated with its agreements with Amgen, respectively.  As of September 30, 2021, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company is responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $70.0 million, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers.  At the inception of these agreements, the Company identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right and, thus, not a performance obligation at the onset of the agreement.  The consideration for this option is accounted for separately.

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021 as the performance obligation had been substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. During the years ended September 30, 2021, 2020 and 2019, the Company recognized approximately $20.2 million, $65.0 million, and $167.5 million of revenue associated with this performance obligation, respectively. As of September 30, 2021, there were $0.1 million in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the years ended September 30, 2021, 2020 and 2019, the Company recognized $0.5 million, $2.9 million and $1.0 million of revenue associated with these efforts, respectively. In May 2021, Janssen exercised its option right for for JNJ-75220795 (ARO-JNJ1), which resulted in a $10.0 million milestone payment to the Company, and in September 2021, Janssen dosed its fifth patient in its phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1), which resulted in a $10.0 million milestone payment to the Company. Each of these milestone payments was recognized entirely during the year ended September 30, 2021. As of September 30, 2021, there were $10.0 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets. The $10.0 million milestone payment for the dosing of the fifth patient in its Phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1) was received in October 2021.

Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into the Takeda License Agreement with Takeda.  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure.  Outside the United States, Takeda will lead the global commercialization strategy and will receive an exclusive license to commercialize ARO-AAT, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The Company has evaluated the Takeda License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of ARO-AAT drug product is completed and delivered to Takeda (the “Takeda R&D Services”).  Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation.  Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization outside the United States.  Within the United States, the Company will also participate in co-development and co-commercialization efforts and will co-fund these efforts with Takeda as part of the 50/50 profit sharing structure within the United States.  The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts will be recorded as Research and Development Expenses or General and Administrative Expenses, as appropriate.

The Company determined the initial transaction price totaled $300.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the years ended September 30, 2021, 2020 and 2019 was $90.8 million, $0 and $0, respectively. As of September 30, 2021, there were $0 in contract assets recorded as accounts receivable, $84.4 million in contract liabilities recorded as deferred revenue, $124.8 million in contract liabilities recorded as deferred revenue, net of the current portion, and $3.1 million in contract liabilities recorded as accrued expenses.  The $3.1 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

Horizon Therapeutics Ireland DAC

On June 18, 2021, the Company entered into the Horizon License Agreement with Horizon.  Under the Horizon License Agreement, Horizon received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.

The Company has evaluated the Horizon License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to conduct all activities through the preclinical stages of development of ARO-XDH (the “Horizon R&D Services”).  Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation.  Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon will be responsible for managing future clinical development and commercialization of ARO-XDH.

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services.  Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the years ended September 30, 2021, 2020 and 2019, was $6.7 million, $0 and $0, respectively. As of September 30, 2021, there were $0.1 million in contract assets recorded as accounts receivable, $26.7 million in contract liabilities recorded as deferred revenue and $6.7 million in contract liabilities recorded as deferred revenue, net of the current portion.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the years ended September 30, 2021 and 2020 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development discovery efforts and related candidate costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to discovery operations at our research facilities in Madison, Wisconsin and San Diego, California, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our research facilities.  We do not separately track R&D expenses by individual research and development projects, or by individual drug candidates. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities.  The following table provides details of research and development expenses for the periods indicated:

(table below in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2021	Category	September 30, 2020	Category	$	%
Salaries	$40,179	19%	$26,300	20%	$13,879	53%
Facilities related	7,694	4%	4,136	3%	3,558	86%
Candidate costs	92,628	45%	60,638	47%	31,990	53%
R&D discovery costs	32,734	16%	16,192	13%	16,542	102%
Total research and development expense, excluding non-cash expense	$173,235	84%	$107,266	83%	$65,969	62%
Stock compensation	25,742	12%	16,277	13%	9,465	58%
Depreciation/amortization	7,365	4%	5,332	4%	2,033	38%
Total research and development expense	$206,342	100%	$128,875	100%	$77,467	60%

Salaries expense increased by $13,879,000 from $26,300,000 during the year ended September 30, 2020 to $40,179,000 during the current period. This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates. We anticipate this expense to continue to increase as we continue to expand our pipeline of candidates and increase headcount to support our discovery efforts to identify new drug candidates.

Facilities-related expense increased by $3,558,000 from $4,136,000 during the year ended September 30, 2020 to $7,694,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. This increase is primarily due to the commencement of our sublease in San Diego, California in April 2020, the expansion of our Madison facility and increased repairs and maintenance expense on equipment. We anticipate this expense to increase in the future due to our plans to continue to increase our manufacturing capabilities and discovery efforts.

Candidate costs increased by $31,990,000 from $60,638,000 during the year ended September 30, 2020 to $92,628,000 during the current period.  This increase is primarily due to the progression of our pipeline of candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs. We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials.

R&D discovery costs increased by $16,542,000 from $16,192,000 during the year ended September 30, 2020 to $32,734,000 in the current period.  This increase is primarily due to the growth of our discovery efforts, including the addition of our research facility in San Diego. We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $9,465,000 from $16,277,000 during the year ended September 30, 2020 to $25,742,000 during the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the current period due to the Company’s stock price at the time of the grants. We generally expect future stock compensation expense to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a non-cash expense, increased by $2,033,000 from $5,332,000 during the year ended September 30, 2020 to $7,365,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison and San Diego research facilities.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Twelve		Twelve
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	September 30, 2021	Category	September 30, 2020	Category	$	%
Salaries	$13,681	17%	$11,781	23%	$1,900	16%
Professional/outside services	10,148	13%	7,342	14%	2,806	38%
Facilities related	2,344	3%	2,203	5%	141	6%
Other G&A	2,976	3%	3,233	6%	(257)	-8%
Total general & administrative expense, excluding non-cash expense	$29,149	36%	$24,559	48%	$4,590	19%
Stock compensation	50,931	63%	27,106	52%	23,825	88%
Depreciation/amortization	901	1%	611	1%	290	47%
Total general & administrative expense	$80,981	100%	$52,276	100%	$28,705	55%

Salaries expense increased by $1,900,000 from $11,781,000 during the year ended September 30, 2020 to $13,681,000 during the current period. The increase is primarily driven by annual merit increases, performance bonuses and increased headcount needed to support our growing clinical pipeline. We anticipate this expense to continue to increase as our pipeline expands.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $2,806,000 from $7,342,000 during the year ended September 30, 2020 to $10,148,000 during the current period. The increase is primarily related to an increase in consulting expenses in the current period.

Facilities-related expense increased by $141,000 from $2,203,000 during the year ended September 30, 2020 to $2,344,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California.  The increase was due to the additional space leased for our corporate headquarters to accommodate the increase in headcount.

Other G&A expense decreased by $257,000 from $3,233,000 during the year ended September 30, 2020 to $2,976,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  We anticipate this expense to increase in the future as our headcount increases in order to support our growing pipeline.

Stock compensation expense, a non-cash expense, increased by $23,825,000 from $27,106,000 during the year ended September 30, 2020 to $50,931,000 during the current period.  The increase is due to certain performance-based stock awards being deemed probable of being achieved in the current period.  Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. We generally expect future stock compensation expense to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a noncash expense, increased by $290,000 from $611,000 during the year ended September 30, 2020 to $901,000 during the current period. The increase is primarily related to amortization of leasehold improvements for our corporate headquarters.

Other Income / Expense

Other income/expense was income of $8.6 million during the year ended September 30, 2020 compared to income of $8.2 million during the current period. Other income/expense primarily consists of interest income. The change in interest income between the year ended September 30, 2021 and 2020 is primarily due to the amounts invested in and the interest rates earned on our bond portfolio.

Liquidity and Capital Resources

Arrowhead has historically financed its operations through the sale of its equity securities and revenue from its collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have expanded significantly.  Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials, as well as with the Company’s plans to increase its internal manufacturing capabilities and discovery efforts.

At September 30, 2021, the Company had cash on hand of approximately $184.4 million as compared to $143.6 million at September 30, 2020.  Cash invested in short-term fixed income securities and marketable securities was $183.4 million at September 30, 2021, compared to $171.9 million at September 30, 2020.  Cash invested in long-term fixed income securities was $245.6 million at September 30, 2021, compared to $137.5 million at September 30, 2020.  The Company also entered into an Open Market Sale Agreement (the “ATM” agreement), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC.  As of the year ended September 30, 2021, no shares have been issued under the ATM agreement.  The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the years ended September 30, 2021, 2020, and 2019 as follows:

	Years ended September 30,
	2021	2020	2019
	(in thousands)
Cash Flow from:
Operating Activities	$171,224	$(95,391)	$173,035
Investing Activities	(141,678)	(240,778)	(47,746)
Financing Activities	11,305	257,948	66,382
Net Increase (decrease) in cash and cash equivalents	40,851	(78,221)	191,671
Cash and cash equivalents at beginning of period	143,583	221,804	30,133
Cash and cash equivalents at end of period	$184,434	$143,583	$221,804

During the year ended September 30, 2021, the Company generated $171.2 million in cash from operating activities, which was primarily related to the Takeda license agreement’s $300 million upfront payment, partially offset by the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $141.7 million, which was primarily related to the purchase of investments of $240.7 million and purchase of property and equipment of $23.6 million, partially offset by maturities of fixed-income securities of $122.6 million.  Cash provided by financing activities of $11.3 million was due to cash received from stock option exercises.

During the year ended September 30, 2020, the Company used $95.4 million in cash from operating activities, which was primarily related to the ongoing expenses of the Company’s research and development programs and general and administrative expenses.  Cash used in investing activities was $240.8 million, which was primarily related to the purchase of investments of $279.0 million and purchase of property and equipment of $12.0 million, partially offset by maturities of fixed-income securities of $50.1 million.  Cash provided by financing activities of $257.9 million was driven by the securities financing in December 2019, which generated $250.5 million in net cash proceeds, as well as $7.5 million in cash received from stock option exercises.

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

Contractual Obligations

For information related to our future commitments for our facility related obligaitons, see Notes 8 and 14 of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.  For information related to our future commitments relating to our collaboration and licensing agreements, see Notes 2 and 8 of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.  Commitments related to our clinical, manufacturing and business operation related agreements are $214.9 million as of the year ended September 30, 2021, however these agreements are cancelable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate-sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment criteria are governed by the Company’s Investment Policy. As of September 30, 2021 and 2020, we had cash and cash equivalents of $184.4 million and $143.6 million, respectively, and short-term and long-term investments and marketable securities of $428.9 million and $309.4 million, respectively. At times, we have invested our cash reserves in corporate bonds typically with maturities of less than 3 years, and we have historically classified these investments as held-to-maturity. We have also invested in mutual funds that invest in marketable debt securities such as U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities. Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Rose, Snyder and Jacobs LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Exclusive License Agreement with Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”).  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company will retain rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, Arrowhead will receive an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to Arrowhead of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. Arrowhead is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent. The transactions contemplated under the GSK Agreement are subject to customary closing conditions, including clearance by the relevant competition authorities.

The description of the Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2021.

San Diego Lease Agreement with ARE-SD Region No. 72 LLC

On November 19, 2021, the Company entered into a new lease for a San Diego, California research facility.  The 15-year lease is for approximately 144,000 square feet of office and research and development laboratory space to be constructed in San Diego, California.  This lease will replace the Company’s current research facility sublease for property located in San Diego, California.  The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for the Company’s expanding pipeline of current and future drug candidates.

The estimated rent commencement date for the lease is in May 2023 after construction and leasehold improvements have been completed.  The lease payments, which begin on the rent commencement date, will be approximately $119.0 million over the initial 15-year term.  The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $31.0 million for leasehold improvements, net of tenant improvement allowances.  Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent.

The description of the Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2021.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement, under the headings Proposal One — Election of Directors, Equity Compensation Plan Information, and, if applicable, Delinquent Section 16(a) Reports, to be filed for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2022.

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

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement, under the heading Executive Compensation, to be filed for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement, under the heading Voting Securities of Principal Stockholders and Management, to be filed for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement, under the headings Review and Approval of Related-Party Transactions and Certain Relationships and Related Transactions, and Director Independence, to be filed for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be incorporated by reference from our Definitive Proxy Statement, under the heading Audit Fees, to be filed for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 28, 2022.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

1.1	Open Market Sale Agreement, dated as of August 5, 2020, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC	Quarterly Report on Form 10-Q, as Exhibit 1.1	August 5, 2020

2.1†	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K as Exhibit 2.1	December 20, 2011

2.2†	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015†	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Amended and Restated Bylaws	Current Report on Form 8-K as Exhibit 3.4	April 6, 2016

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	December 2, 2019

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4 4.5	Description of Registrant’s Securities Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Annual Report on Form 10-K, as Exhibit 4.4 Quarterly Report on Form 10-Q, as Exhibit 10.4	November 25, 2019 February 7, 2019

10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4** 10.5** 10.6** 10.7** 10.8**

Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan

Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan

Form of Performance RSU Agreement for use with the 2021 Incentive Plan

Form of Stock Option Agreement for use with the 2021 Incentive Plan

Form of RSU Agreement for use with the 2021 Incentive Plan

Current Report on Form 8-K, as Exhibit 10.2

Schedule 14A, Exhibit A

Quarterly Report on Form 10-Q, as Exhibit 10.1

Quarterly Report on Form 10-Q, as Exhibit 10.2

Quarterly Report on Form 10-Q, as Exhibit 10.3

February 12, 2014 January 28, 2021 August 5, 2021 August 5, 2021 August 5, 2021

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.9**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.10**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.11**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.12†	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

10.13†	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.14†	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.16†	First Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.18	December 14, 2016

10.17†	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

10.18	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1)	November 25, 2016

10.19†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.20†	Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 7, 2019

10.21	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.22†	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018†	Annual Report on Form 10-Q, as Exhibit 10.19	November 25, 2019

10.23†	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019†	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.24†	Amendment No. 1 to Research Collaboration and Option Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated November 14, 2019†	Annual Report on Form 10-K, as Exhibit 10.21	November 25, 2019

10.25	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

10.26 10.27

Amendment No. 1 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020

Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016

		Quarterly Report on Form 10-Q, as Exhibit 10.2 Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021 February 9. 2016

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.28	Amendment No. 1 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated October 22, 2018	Annual Report on Form 10-K, as Exhibit 10.23	November 23, 2020

10.29	Amendment No. 2 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 10, 2019	Annual Report on Form 10-K, as Exhibit 10.24	November 23, 2020

10.30	Amendment No. 3 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 11, 2019	Annual Report on Form 10-K, as Exhibit 10.25	November 23, 2020

10.31	Amendment No. 4 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated September 19, 2019	Annual report on Form 10-K, as Exhibit 10.26	November 23, 2020

10.32	Amendment No. 5 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated May 14, 2020	Annual report on Form 10-K, as Exhibit 10.27	November 23, 2020

10.33	Amendment No. 6 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated November 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 4, 2021

10.34	Amendment No. 7 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated December 9, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 4, 2021

10.35†	Sublease Agreement by and between Halozyme, Inc. and Arrowhead Pharmaceuticals, Inc. dated March 3, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 7, 2020

10.36†	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Horizon Therapeutics Ireland DAC, dated June 18, 2021†	Quarterly Report on Form 10-Q, as Exhibit 10.4	August 5, 2021

10.37†	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021

21.1*	List of Subsidiaries

23.1*	Consent of Independent Public Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Indicates compensation plan, contract or arrangement.
***	Furnished herewith
†

Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November 2021.

Dated: November 22, 2021

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and	November 22, 2021
Christopher Anzalone	Director (Principal Executive Officer)

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal	November 22, 2021
Kenneth A. Myszkowski	Financial and Accounting Officer)

/s/ Douglass Given	Director, Chairman of the Board of Directors	November 22, 2021
Douglass Given

/s/ Mauro Ferrari	Director	November 22, 2021
Mauro Ferrari

/s/ Michael S. Perry	Director	November 22, 2021
Michael S. Perry

/s/ William Waddill	Director	November 22, 2021
William Waddill

/s/ Marianne De Backer	Director	November 22, 2021
Marianne De Backer

/s/ Adeoye Olukotun	Director	November 22, 2021
Adeoye Olukotun

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Arrowhead Pharmaceuticals, Inc., September 30, 2021 and 2020	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2021, 2020 and 2019	F-6
Consolidated Statements of Stockholders’ Equity of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2021, 2020, and 2019	F-7
Consolidated Statements of Cash Flows of Arrowhead Pharmaceuticals, Inc. for the years ended September 30, 2021, 2020 and 2019	F-8
Notes to Consolidated Financial Statements of Arrowhead Pharmaceuticals, Inc.	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2021, expressed an unqualified opinion.

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

Revenue Recognition – Revenue Recognized Over Time

Description of the Matter

As discussed in Note 1 and Note 2 to the Consolidated Financial Statements, the Company earns its revenue through license and collaboration agreements. For performance obligations related to services that are required to be recognized over time, the Company measures its progress to completion using various measures, including an input measure of total labor costs incurred divided by total labor costs expected to be incurred, time elapsed, and an output measure of total patient visits divided by total patient visits expected. The selection of measurement criteria is based on the nature and phase of trials being conducted.

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

To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with customers, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress by testing and or analyzing the underlying data and conducting interviews of project personnel.

Rose, Snyder & Jacobs LLP
We have served as the Company’s auditor since 2004.
Encino, California
November 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of September 30, 2021 and 2020 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021 and related notes, and our report dated November 22, 2021 expressed an unqualified opinion thereon.

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

Rose, Snyder & Jacobs LLP

Encino, CA

November 22, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,434	$143,583
Accounts receivable	10,255	846
Prepaid expenses	4,362	4,251
Other current assets	2,191	1,782
Marketable securities	126,728	85,020
Short term investments	56,627	86,890
TOTAL CURRENT ASSETS	384,597	322,372
Property and equipment, net	48,675	30,881
Intangible assets, net	13,663	15,363
Long term investments	245,595	137,487
Right-of-use assets	17,346	16,137
Other assets	272	264
TOTAL ASSETS	$710,148	$522,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,457	$6,829
Accrued expenses	14,001	5,389
Accrued payroll and benefits	9,773	8,061
Lease liabilities	2,250	1,095
Deferred revenue	111,055	19,291
Other current liabilities	-	17
TOTAL CURRENT LIABILITIES	146,536	40,682
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	23,295	20,043
Deferred revenue, net of current portion	131,495	-
TOTAL LONG-TERM LIABILITIES	154,790	20,043
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 145,000 shares authorized; 104,327 and 102,376 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	197	195
Additional paid-in capital	1,053,386	965,410
Accumulated other comprehensive income (loss)	(69)	18
Accumulated deficit	(644,692)	(503,844)
TOTAL STOCKHOLDERS’ EQUITY	408,822	461,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$710,148	$522,504

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended September 30,
	2021	2020	2019
REVENUE	$138,287	$87,992	$168,796
OPERATING EXPENSES
Research and development	206,342	128,875	81,049
General and administrative expenses	80,981	52,276	26,556
TOTAL OPERATING EXPENSES	287,323	181,151	107,605
OPERATING INCOME (LOSS)	(149,036)	(93,159)	61,191
OTHER INCOME (EXPENSE)
Interest income (expense), net	6,120	9,191	6,958
Other income (expense), net	2,070	(583)	-
TOTAL OTHER INCOME (EXPENSE)	8,190	8,608	6,958
INCOME (LOSS) BEFORE INCOME TAXES	(140,846)	(84,551)	68,149
Provision for income taxes	(2)	(2)	(174)
NET INCOME (LOSS)	(140,848)	(84,553)	67,975
NET INCOME (LOSS) PER SHARE - BASIC	$(1.36)	$(0.84)	$0.72
NET INCOME (LOSS) PER SHARE - DILUTED	$(1.36)	$(0.84)	$0.69
Weighted average shares outstanding - basic	103,745	100,722	93,859
Weighted average shares outstanding - diluted	103,745	100,722	98,608
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(87)	410	(370)
COMPREHENSIVE INCOME (LOSS)	$(140,935)	$(84,143)	$67,605

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2018	88,505	181	582,903	(22)	(487,266)	(555)	$95,241
Stock-based compensation	-	-	12,393	-	-	-	12,393
Exercise of stock options	1,543	2	8,274	-	-	-	8,276
Common stock - restricted stock units vesting	2,197	2	(2)	-	-	-	-
Common stock - issued for cash	3,261	3	60,518	-	-	-	60,521
Foreign currency translation adjustments	-	-	-	(370)	-	-	(370)
Net income (loss) for the twelve months ended September 30, 2019	-	-	-	-	67,975	-	67,975
Balance at September 30, 2019	95,506	$188	$664,086	$(392)	$(419,291)	$(555)	$244,036

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Totals
Balance at September 30, 2019	95,506	188	664,086	(392)	(419,291)	(555)	$244,036
Stock-based compensation	-	-	43,383	-	-	-	43,383
Exercise of stock options	1,111	1	7,468	-	-	-	7,469
Common stock - restricted stock units vesting	1,159	1	(1)	-	-	-	-
Common stock - issued for cash	4,600	5	250,474	-	-	-	250,479
Foreign currency translation adjustments	-	-	-	410	-	-	410
Deconsolidation of Ablaris Therapeutics, Inc.	-	-	-	-	-	555	555
Net income (loss) for the twelve months ended September 30, 2020	-	-	-	-	(84,553)	-	(84,553)
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$-	$461,779

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$461,779
Stock-based compensation	-	-	76,673	-	-	76,673
Exercise of stock options	1,052	1	11,304	-	-	11,305
Common stock - restricted stock units vesting	899	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	(87)	-	(87)
Net income (loss) for the twelve months ended September 30, 2021	-	-	-	-	(140,848)	(140,848)
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$408,822

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended September 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,848)	$(84,553)	$67,975
Stock-based compensation	76,673	43,383	12,393
Depreciation and amortization	8,267	5,942	4,439
Amortization/(accretion) of note premiums	266	525	1,069
Changes in operating assets and liabilities:
Accounts receivable	(9,409)	(184)	(334)
Prepaid expenses and other current assets	(360)	(387)	(3,711)
Accounts payable	2,628	(821)	4,844
Accrued expenses	9,522	1,989	2,450
Deferred revenue	223,258	(63,514)	82,804
Other	1,227	2,229	1,106
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	171,224	(95,391)	173,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,567)	(11,952)	(12,001)
Purchases of investments	(240,703)	(278,964)	(90,266)
Proceeds from sale of investments	122,592	50,138	54,521
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(141,678)	(240,778)	(47,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	-	(2,415)
Proceeds from the exercises of stock options	11,305	7,469	8,275
Proceeds from the issuance of common stock	-	250,479	60,522
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,305	257,948	66,382
NET INCREASE (DECREASE) IN CASH	40,851	(78,221)	191,671
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,583	221,804	30,133
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,434	$143,583	$221,804
Supplementary disclosures:
Interest paid	$-	$-	$(27)
Income Taxes (Paid)/Refunded	$(2)	$103	$(302)

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-HSD for liver disease, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens and ARO-C3 for complement mediated diseases. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH).  ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

During fiscal year 2021, the Company continued to develop its pipeline and partnered candidates.  The Company announced positive interim clinical data on (i) AROAAT2002, an open-label Phase 2 clinical study of ARO-AAT, the Company’s second-generation investigational RNAi therapeutic being co-developed with Takeda as a treatment for the rare genetic liver disease associated with AATD, (ii) AROHSD1001, a Phase 1/2 clinical study of ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH), and (iii) AROHIF21001, a Phase 1b dose-finding clinical study of ARO-HIF2, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with clear cell renal cell carcinoma.  The Company also presented preclinical data on the development of ARO-DUX4, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with facioscapulohumeral muscular dystrophy (FSHD), at the 28th Annual FSHD Society International Research Congress. The Company hosted a key opinion leader webinar on its cardiometabolic candidates, ARO-APOC3 and ARO-ANG3, and presented positive clinical data from the Phase 1/2 clinical studies of ARO-APOC3 and ARO-ANG3 at the American Heart Association Scientific Sessions 2020.  The Company filed two Investigational New Drug Applications with the United States Food and Drug Administration (the “FDA”) to begin a Phase 2b clinical study of ARO-APOC3 in patients with severe hypertriglyceridemia and a Phase 2b clinical study of ARO-ANG3 in patients with mixed dyslipidemia, and initiated these two Phase 2b clinical studies in the third quarter of fiscal year 2021. The Company also filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 for treatment of complement mediated diseases. In July 2021, the Company voluntarily paused AROENaC1001, a Phase 1/2 clinical study of ARO-ENaC, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with cystic fibrosis, after receiving a preliminary update from an ongoing chronic toxicology study in rats that contained unexpected signals of local lung inflammation.  New screening, enrollment and any further dosing of investigational ARO-ENaC have been paused pending additional data from ongoing nonclinical toxicology studies.  The Company announced two collaborations during fiscal year 2021: a collaboration with Takeda to co-develop and co-commercialize ARO-AAT for alpha-1 antitrypsin-associated liver disease and a collaboration with Horizon to develop ARO-XDH, an investigational RNAi therapeutic for uncontrolled gout. In July 2021, the Company received Breakthrough Therapy designation from the FDA for ARO-AAT, which is a process designed to expedite the development and review of drugs that are intended to treat a serious life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

The Company’s partnered candidates under its collaboration agreements also continued to progress.  Janssen began dosing patients in a Phase 2b triple combination study called REEF-1, designed to enroll up to 450 patients with chronic hepatitis B infection.  The Company is currently performing discovery, optimization and preclinical research and development for ARO-JNJ2 and ARO-JNJ3 for Janssen as part of the Company’s Research Collaboration and Option Agreement with Janssen (“Janssen Collaboration Agreement”), and Janssen has began dosing patients in its Phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1).  Amgen has initiated a Phase 2 clinical trial for Olpasiran (previously referred to as AMG 890 or ARO-LPA).  The Company entered into two licensing deals during fiscal 2021: i) an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”) with Takeda for ARO-AAT, and ii) a Collaboration and License Agreement (the “Horizon License Agreement”) with Horizon Therapeutics Ireland DAC

(“Horizon”) for ARO-XDH.  ARO-AAT is currently in phase 2 clinical trials and ARO-XDH is in discovery-stage.  During fiscal year 2021, the Company earned $340.0 million in upfront payments from its collaboration agreements, and $20.0 million in option and milestone payments. In total, the Company remains eligible for $5.3 billion in developmental, regulatory and sales milestones and various royalties on net sales.  The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the years ended September 30, 2021 and 2020 were not significantly impacted by COVID-19. Operationally, the Company experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs.  Additionally, the Company experienced delays in enrollment in its clinical trials.  The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures, including work from home policies, and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

Liquidity

The Consolidated Financial Statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern.  Historically, the Company’s primary sources of financing have been through the sale of its securities and revenue from its licensing and collaboration agreements.  Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded significantly.  Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials, as well as with the Company’s plans to increase its internal manufacturing capabilities.

At September 30, 2021, the Company had $184.4 million in cash and cash equivalents (including $2.4 million in restricted cash), $56.6 million in short-term investments and $126.7 million in marketable securities, and $245.6 million in long-term investments to fund operations.  During the year ended September 30, 2021, the Company’s cash and investments balance increased by $160.4 million, was primarily the result of the $300.0 million upfront payment from the Takeda License Agreement and the $40 million upfront payment from the Horizon License Agreement, partially offset by cash used to fund the Company’s research and development operations and general and administrative expenses.

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

Cash and Cash Equivalents—The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Included within Cash and cash equivalents on the Consolidated Balance Sheets is $2.4 million and $1.8 restricted cash at September 30, 2021 and September 30, 2020, respectively.  Amounts included in restricted cash are primarily held as collateral associated with a letter of credit for the Company’s lease for its corporate headquarters in Pasadena, California.

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

Investments—The Company may invest excess cash balances in short-term and long-term marketable debt and equity securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investments in accordance with Financial Accounting Standards Board (“FASB”) ASC 320, Investments – Debt and Equity Securities and ASC 321, Investments in Equity Securities. ASC 320-Investments-Debt and Equity Securities requires debt securities to be classified into three categories:

Held-to-Maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities—Debt securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity.

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended September 30, 2021, 2020 and 2019, all of the Company’s debt securities were classified as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

The Company invests in shares of mutual funds that invest in marketable debt securities such as U.S. government bonds, U.S. government agency bonds, corporate bonds, and other asset backed debt securities.  The Company accounts for these securities using the guidance from FASB ASC 321, Investments-Equity Securities. These securities are recorded on the Company’s Consolidated Balance Sheet as “marketable securities” and recorded at fair value. All unrealized gains/losses associated with these securities are recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Contingent Consideration—The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event.  For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones, and royalty payments might be based on drug product sales levels. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows from products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  The Company determined the fair value of its contingent consideration obligation to be $0 at September 30, 2021 and September 30, 2020.

Revenue Recognition— On October 1, 2018, the Company adopted FASB Topic 606 – Revenue for Contracts from Customers which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company’s adoption of the revenue standard did not have a material impact on its Consolidated Financial Statements.  The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to the Company’s ongoing licensing and collaboration agreements, including those with Amgen, Janssen, Takeda and Horizon, and the analysis of the impact of this guidance on those agreements is discussed further in Note 2 of Notes to Consolidated Financial Statements.

The revenue standard provides a five-step framework for recognizing revenue as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified.  The Company then determines the transaction price, which typically includes upfront payments and any variable consideration that the Company determines is probable to not cause a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is resolved.  The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied.

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

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price.  The Company performs this assessment at the onset of its licensing or collaboration agreements.  Typically, a significant financing component does not exist because the customer is paying for a license or services in advance with an upfront payment.  Additionally, future royalty payments are not substantially within the control of the Company or the customer.

The revenue standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Labor hours, costs incurred or patient visits in clinical trials are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

Collaborative Arrangements—The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB Topic 808 - Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to Research and Development Expense or General and Administrative Expense, as appropriate.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units issued to employees.  During the years ended September 30, 2021, 2020 and 2019, the calculation of the effect of dilutive stock options and restricted stock units was 0 shares, 0 shares, and 4,748,958 shares, respectively.  During the year ended September 30, 2021 and 2020, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units granted and outstanding during the period due to their anti-dilutive effect. During the year ended September 30, 2019, the calculation of the effect of dilutive stock options and restricted stock units excluded 1,007,500 stock options and 11,500 restricted stock units granted and outstanding during the period due to their anti-dilutive effect.

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

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic ASC 842).  Under ASC 842, lessees are required to recognize a right-of-use asset and a right-of-use lease liability for virtually all leases other than those that meet the definition of a short-term lease. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  The Company adopted this standard effective October 1, 2019 and elected the package of three practical expedients that permits an entity to i) not reassess whether expired or existing contracts contain leases, ii) not reassess lease classification for existing or expired leases, and iii) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  At September 30, 2021, the Company has recorded right-of-use assets of $17.3 million and lease liabilities of $25.5 million on its Consolidated Balance Sheets for its research and development facility leases in Madison, Wisconsin and San Diego, California, as well as its corporate headquarters lease in Pasadena, California, as discussed further in Note 8 below.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and the Company’s Consolidated Statements of Cash Flows.

In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements (Topic 808).  This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics. ASU 2018-18 became effective for the Company in the first quarter of fiscal 2021 with early adoption permitted.  The adoption of this update did not have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement.  Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study for Olpasiran, which resulted in a $20 million milestone payment to the Company. During the years ended September 30, 2021, 2020 and 2019, the Company recognized $0, $20.1 million and $0.3 million of Revenue associated with its agreements with Amgen, respectively. As of September 30, 2021, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into the Janssen License Agreement and the Janssen Collaboration Agreement with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company is responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $70.0 million, and may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers.  At the inception of these agreements, the Company identified one distinct performance obligation.  Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”).  Due to the specialized and unique nature of these Janssen R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right and, thus, not a performance obligation at the onset of the agreement.  The consideration for this option is accounted for separately.

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021 as efforts on its performance obligation have been substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. During the years ended September 30, 2021, 2020 and 2019, the Company recognized approximately $20.2 million, $65.0 million, and $167.5 million of revenue associated with this performance obligation, respectively. As of September 30, 2021, there were $0.1 million in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen.  During the years ended September 30, 2021, 2020 and 2019, the Company recognized $0.5 million, $2.9 million and $1.0 million of revenue associated with these efforts, respectively.  In May 2021, Janssen exercised its option right for JNJ-75220795 (ARO-JNJ1), which resulted in a $10.0 million milestone payment to the Company, and in September 2021, Janssen dosed its fifth patient in its phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1), which resulted in $10.0 million milestone payment to the Company. Each of these milestone payments was recognized entirely during the year ended September 30, 2021.  As of September 30, 2021, there were $10.0 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets. The $10.0 million milestone payment for the dosing of the fifth patient in its Phase 1 clinical trial for JNJ-75220795 (ARO-JNJ1) was received in October 2021.

Takeda Pharmaceuticals U.S.A., Inc.

On October 7, 2020, the Company entered into the Takeda License Agreement with Takeda.  Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s ARO-AAT program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, ARO-AAT, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda will lead the global commercialization strategy and will receive an exclusive license to commercialize ARO-AAT, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales.  In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $740.0 million.

The Company has evaluated the Takeda License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of ARO-AAT drug product is completed and delivered to Takeda (the “Takeda R&D Services”).  Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.  Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization outside the United States.  Within the United States, the Company will also participate in co-development and co-commercialization efforts and will co-fund these efforts with Takeda as part of the 50/50 profit sharing structure within the United States.  The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts will be recorded as Research and Development Expenses or General and Administrative Expenses, as appropriate.

The Company determined the initial transaction price totaled $300.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the years ended September 30, 2021, 2020 and 2019 was $90.8 million, $0 and $0, respectively. As of September 30, 2021, there were $0 in contract assets recorded as accounts receivable, $84.4 million in contract liabilities recorded as deferred revenue, $124.8 million in contract liabilities recorded as deferred revenue, net of the current portion, and $3.1 million in contract liabilities recorded as accrued expenses.  The $3.1 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

Horizon Therapeutics Ireland DAC

On June 18, 2021, the Company entered into the Horizon License Agreement with Horizon.  Under the Horizon License Agreement, Horizon received a worldwide exclusive license for ARO-XDH, a previously undisclosed discovery-stage investigational

RNAi therapeutic being developed by the Company as a potential treatment for people with uncontrolled gout. The Company will conduct all activities through the preclinical stages of development of ARO-XDH, and Horizon will be wholly responsible for clinical development and commercialization of ARO-XDH. In July 2021, the Company received $40 million as an upfront payment and is eligible to receive up to $660 million in potential development, regulatory and sales milestones.  The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.

The Company has evaluated the Horizon License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of ARO-XDH (the “Horizon R&D Services”).  Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation.  Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon will be responsible for managing future clinical development and commercialization of ARO-XDH.

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties, from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services.  Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the years ended September 30, 2021, 2020 and 2019, was $6.7 million, $0 and $0, respectively. As of September 30, 2021, there were $0.1 million in contract assets recorded as accounts receivable, $26.7 million in contract liabilities recorded as deferred revenue and $6.7 million in contract liabilities recorded as deferred revenue, net of the current portion.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2021	September 30, 2020
	(in thousands)
Computers, office equipment and furniture	$1,661	$662
Research equipment	27,500	20,654
Software	509	631
Leasehold improvements	41,869	25,238
Total gross fixed assets	71,539	47,185
Less: Accumulated depreciation and amortization	(22,864)	(16,304)
Property and equipment, net	$48,675	$30,881

Depreciation and amortization expense for property and equipment for the years ended September 30, 2021, 2020, and 2019 was $6.6 million, $4.2 million and $2.7 million respectively.

NOTE 4. INVESTMENTS

Investments at September 30, 2021 primarily consisted of corporate bonds that have maturities of less than 36 months, a certificate of deposit and marketable equity securities. The Company’s investments in corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s certificate of deposit matures in less than 24 months and is classified as “held-to-maturity” on the Company’s Consolidated Balance Sheet.  The Company’s marketable equity securities consist of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset-backed debt securities. Dividends from these funds are automatically reinvested.  The Company may also invest excess cash balances in money market accounts, government-sponsored enterprise securities, and/or commercial paper.  The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.

The following tables summarize the Company’s short-term, long-term investments and marketable securities as of September 30, 2021 and September 30, 2020 by measurement category.

Held to Maturity	As of September 30, 2021
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$56,627	$803	$-	$57,430
Commercial notes (due within one through three years)	$195,595	$1,151	$(103)	$196,643
Certificate of deposit (due within two years)	$50,000	$-	$-	$50,000
Total	$302,222	$1,954	$(103)	$304,073

	As of September 30, 2020
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$86,890	$1,590	$-	$88,480
Commercial notes (due within one through three years)	$137,487	$4,574	$(79)	$141,982
Total	$224,377	$6,164	$(79)	$230,462

Fair Value	As of September 30, 2021
	(in thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$125,000	$2,481	$135	$(888)	$126,728
Total	$125,000	$2,481	$135	$(888)	$126,728

Fair Value	As of September 30, 2020
	(in thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$85,000	$95	$-	$(75)	$85,020
Total	$85,000	$95	$-	$(75)	$85,020

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $1.0 million.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $10.2 million.  Amortization expense for the years ended September 30, 2021, 2020, and 2019 was $1.7 million, $1.7 million and $1.7 million, respectively. Amortization expense is expected to be $1.7 million in 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025, $1.7 million in 2026 and $5.2 million thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible assets subject to amortization
(in thousands)
Balance at September 30, 2020	$15,363
Impairment	-
Amortization	(1,700)
Balance at September 30, 2021	$13,663

NOTE 6. STOCKHOLDERS’ EQUITY

At September 30, 2021, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At September 30, 2021, 104,326,672 shares of Common Stock were outstanding.  At September 30, 2021, 15,228,479 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

In August 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. At September 30, 2021, no shares have been issued under the ATM Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.  There were no contingent liabilities recorded as of the year ended September 30, 2021.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the year ended September 30, 2021, the Company did not incur any milestone payments. During the year ended September 30, 2020, the Company triggered $2.4 million of milestone payments related to the progression of the ARO-ENaC and ARO-HIF2 candidates. During the year ended September 30, 2019, the Company did not incur any milestone payments.  In certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of the sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027. The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at September 30, 2021. On October 23, 2020, the Company entered into a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. Lease payments for the expansion began in July 2021 and the lease for the expansion expires in April 2027. The lease payments for the expansion are expected to total $6.9 million.  The Company has paid approximately $4.0 million of leasehold improvements, net of tenant improvement allowances, for the lease expansion.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters is intended to accommodate increased personnel as the Company’s pipeline of drug candidates continues to expand and move closer to market.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 square feet and to extend the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company incurred approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at September 30, 2021. In November 2020 and December 2020, the Company entered into amendments to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.

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

Operating lease cost during the years ended September 30, 2021, 2020 and 2019 was $5.1 million, $2.4 million and $1.3 million respectively.  Variable lease costs during the year ended September 30, 2021, 2020, and 2019 were $0.8 million, $0.8 million and $0.5 million respectively.  There was no short-term lease cost during the years ended September 30, 2021, 2020 and 2019.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2021:

(in thousands)
2022	4,708
2023	4,786
2024	4,621
2025	4,749
2026	5,050
2027 and thereafter	13,200
Total	$37,114
Less imputed interest	$(11,569)
Total operating lease liabilities (includes current portion)	$25,545

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flow for the years ended September 30, 2021, 2020 and 2019 were $3.1 million, $1.8 million and $1.3 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of September 30, 2021 was 8 years and 8.5%, respectively.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and 2013 Incentive Plan, as of September 30, 2021, 429,141 and 5,225,983 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of September 30, 2021, there were options granted and outstanding to purchase 429,141 and 2,066,533 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 3,159,450 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of September 30, 2021, there were 957,565 shares reserved for options and 602,000 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules. On March 18, 2021, the Company’s stockholders approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (“2021 Incentive Plan”), which authorizes 8,000,000 shares (subject to certain adjustments) to be awarded for grants of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of Arrowhead’s Common Stock. The maximum number of shares authorized under the 2021 Incentive Plan will be (i) reduced by any shares subject to awards made under the 2013 Incentive Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Incentive Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of September 30, 2021, there were options granted and outstanding to purchase 3,000 shares of Common Stock and 70,400 restricted stock units granted and outstanding under the 2021 Incentive Plan.  As of September 30, 2021, the total number of authorized shares under the 2021 Incentive Plan was 8,013,790 shares, which includes 87,190 shares that were forfeited under the 2013 Incentive Plan.

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance At September 30, 2020	4,539,403	$16.67
Granted	186,000	65.57
Cancelled	(217,820)	40.12
Exercised	(1,051,344)	10.75
Balance At September 30, 2021	3,456,239	$19.60	5.56	$149,501,055
Exercisable At September 30, 2021	2,510,091	$12.23	4.58	$126,302,948

Stock-based compensation expense related to stock options for the years ended September 30, 2021, 2020, and 2019 was $12.4 million, $9.7 million and $4.0 million, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the years ended September 30, 2021, 2020, and 2019 was $9.0 million, $34.6 million and $12.1 million, respectively.

The intrinsic value of the options exercised during the years ended September 30, 2021, 2020, and 2019 was $66.9 million, $44.1 million and $24.6 million, respectively.

As of September 30, 2021, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $26.3 million will be recognized in the Company’s results of operations over a weighted average period of 2.4 years.

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

The assumptions used to value stock options are as follows:

	Years ended September 30,
	2021	2020	2019
Dividend yield	-	-	-
Risk-free interest rate	0.4 – 1.1%	0.4 – 1.8%	1.50 – 3.1%
Volatility	86.2 – 90.4%	90.0 – 92.0%	115%
Expected life (in years)	6.25	6.25	6.25
Weighted average grant date fair value per share of options granted	$48.64	$36.35	$13.80

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (“RSUs”), including time-based and performance-based awards, have been granted under the Company’s 2013 Incentive Plan, 2021 Incentive Plan, and as inducements grants granted outside of the Company’s equity-based compensation plans. At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2020	3,524,025	$44.11
Granted	1,672,350	76.34
Vested	(899,025)	30.65
Forfeited	(465,500)	44.91
Unvested at September 30, 2021	3,831,850	$61.24

During the years ended September 30, 2021, 2020 and 2019, the Company recorded $64.2 million, $33.7 million and $8.4 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards. The grant date fair value of the RSUs granted by the Company for the years ended September 30, 2021, 2020 and 2019 was $127.7 million, $149.4 million and $17.8 million, respectively.

As of September 30, 2021, the pre-tax compensation expense for all unvested RSUs in the amount of $118.0 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years. Unvested RSUs that we have deemed not probable of vesting as of September 30, 2021, have the potential of generating an additional $35.7 million of pre-tax compensation expense if we deem them probable of vesting in a future reporting period.

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

The following table summarizes fair value measurements at September 30, 2021 and September 30, 2020 for assets and liabilities measured at fair value on a recurring basis.

September 30, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$184,434	$-	$-	$184,434
Marketable securities	$126,728	$-	$-	$126,728
Short-term investments (held to maturity)	$-	$57,430	$-	$57,430
Long-term investments (held to maturity)	$-	$246,643	$-	$246,643
Contingent Consideration	$-	$-	$-	$-

September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$143,583	$-	$-	$143,583
Marketable securities	$85,020	$-	$-	$85,020
Short-term investments (held to maturity)	$-	$88,480	$-	$88,480
Long-term investments (held to maturity)	$-	$141,982	$-	$141,982
Contingent Consideration	$-	$-	$-	$-

The Company had a liability for contingent consideration related to its acquisition of the Roche RNAi business completed in 2011. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s assumptions and experience. Estimating timing to complete the development and obtain approval of products is difficult, and there are inherent uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. In November 2016, the Company announced the discontinuation of its clinical trial efforts for ARC-520, ARC-AAT and ARC-521.  Given this development, the Company assessed the fair value of its contingent consideration obligation to be $0 at September 30, 2021 and September 30, 2020.

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

Components of the net deferred tax asset (liability) at September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
	(in thousands)
Deferred Tax Assets
Accrued Compensation	$2,371	$2,086
Stock Compensation	22,454	10,937
Capitalized Research & Development	324	625
California Alternative Minimum Tax	179	179
Fixed Assets	-	-
Net Operating Losses	185,431	151,007
Intangible Assets	3,562	2,818
Deferred Revenue	-	1,702
Right of Use Assets/Lease Liabilities	1,938	1,016
Capital Loss	-	710
Total deferred tax assets	216,259	171,080
Valuation allowance	(194,255)	(156,604)
Deferred tax liabilities:
Fixed Assets	(6,360)	(2,547)
State taxes	(15,644)	(11,929)
Total deferred tax liability	(22,004)	(14,476)
Net deferred tax assets (liabilities)	$-	$-

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

As of September 30, 2021, the Company had available gross federal net operating loss (“NOL”) carry forwards of approximately $569.0 million and gross state NOL carry forwards of $626.5 million. The NOLs expire at various dates through 2041.

The provisions for income taxes for the years ended September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
	(in thousands)
Federal:
Current	—	—
Deferred	—	—
Total Federal	—	—
State:
Current	$2	$2
Deferred	—	—
Total State	2	2
Provision from income taxes	$2	$2

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2021 and 2020:

	September 30,
	2021	2020
At U.S. federal statutory rate	-21.0%	-21.0%
State taxes, net of federal effect	-7.0%	-7.0%
Stock compensation	-1.3%	-13.3%
Mark-to-market adjustments	0.0%	0.0%
Valuation allowance	29.3%	43.3%
Other	0.0%	-2.0%
True-up on deferred taxes	0.0%	0.0%
Tax rate change	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

 The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2021 and 2020.

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

For the years ended September 30, 2021, 2020, and 2019, the Company recorded expenses under this plan of $1.3 million, $0.9 million and $0.5 million, respectively.

In addition to the employee benefit plans described above, the Company provides certain employee benefit plans, including those which provide health and life insurance benefits to employees.

NOTE 13. SUBSEQUENT EVENTS

San Diego Lease Agreement with ARE-SD Region No. 72 LLC

On November 19, 2021, the Company entered into a new lease for a San Diego, California research facility.  The 15-year lease is for approximately 144,000 square feet of office and research and development laboratory space to be constructed in San Diego, California.  This lease will replace the Company’s current research facility sublease for property located in San Diego, California.  The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for the Company’s expanding pipeline of current and future drug candidates.

The estimated rent commencement date for the lease is in May 2023 after construction and leasehold improvements have been completed.  The lease payments, which begin on the rent commencement date, will be approximately $119.0 million over the initial 15-year term.  The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $31.0 million for leasehold improvements, net of tenant improvement allowances.  Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent.

Exclusive License Agreement with Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”).  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company will retain rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, Arrowhead will receive an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to Arrowhead of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. Arrowhead is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent. The transactions contemplated under the GSK Agreement are subject to customary closing conditions, including clearance by the relevant competition authorities.