Form 10-Q
period 2021-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2022-02-02
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission file number 001-38042

ARROWHEAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0408024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 E. Colorado Blvd, Suite 700

Pasadena, California 91105

(626) 304-3400

(Address and telephone number of principal executive offices)

Former name, former address, and former fiscal year, if changed since last report: N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2022 was 105,459,716.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(unaudited) December 31, 2021	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,587	$184,434
Accounts receivable	150	10,255
Prepaid expenses	5,199	4,362
Other current assets	2,795	2,191
Marketable securities	126,010	126,728
Short term investments	112,537	56,627
TOTAL CURRENT ASSETS	338,278	384,597
Property and equipment, net	52,303	48,675
Intangible assets, net	13,238	13,663
Long term investments	217,572	245,595
Right-of-use assets	16,875	17,346
Other assets	273	272
TOTAL ASSETS	$638,539	$710,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,068	$9,457
Accrued expenses	18,518	14,001
Accrued payroll and benefits	2,968	9,773
Lease liabilities	2,826	2,250
Deferred revenue	108,652	111,055
TOTAL CURRENT LIABILITIES	137,032	146,536
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	22,489	23,295
Deferred revenue, net of current portion	106,458	131,495
TOTAL LONG-TERM LIABILITIES	128,947	154,790
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 145,000 shares authorized; 104,798 and 104,327 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	197	197
Additional paid-in capital	1,080,035	1,053,386
Accumulated other comprehensive income	(108)	(69)
Accumulated deficit	(707,564)	(644,692)
TOTAL STOCKHOLDERS’ EQUITY	372,560	408,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$638,539	$710,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
REVENUE	$27,439	$21,303
OPERATING EXPENSES
Research and development	65,765	36,555
General and administrative expenses	24,995	8,802
TOTAL OPERATING EXPENSES	90,760	45,357
OPERATING INCOME (LOSS)	(63,321)	(24,054)
OTHER INCOME (EXPENSE)
Interest income, net	1,156	2,169
Other income (expense)	(707)	1,153
TOTAL OTHER INCOME (EXPENSE)	449	3,322
INCOME (LOSS) BEFORE INCOME TAXES	(62,872)	(20,732)
Provision for income taxes	-	-
NET INCOME (LOSS)	(62,872)	(20,732)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.60)	$(0.20)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.60)	$(0.20)
Weighted average shares outstanding - basic	104,534	102,757
Weighted average shares outstanding - diluted	104,534	102,757
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(39)	180
COMPREHENSIVE INCOME (LOSS)	$(62,911)	$(20,552)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except per share amounts)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$461,779
Stock-based compensation	-	-	8,144	-	-	8,144
Exercise of stock options	538	-	5,101	-	-	5,101
Common stock - restricted stock units vesting	280	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	180	-	180
Net income (loss) for the three months ended December 31, 2020	-	-	-	-	(20,732)	(20,732)
Balance at December 31, 2020	103,194	$195	$978,655	$198	$(524,576)	$454,472

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$408,822
Stock-based compensation	-	-	24,504	-	-	24,504
Exercise of stock options	208		2,145	-	-	2,145
Common stock - restricted stock units vesting	263	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	(39)	-	(39)
Net income (loss) for the three months ended December 31, 2021	-	-	-	-	(62,872)	(62,872)
Balance at December 31, 2021	104,798	$197	$1,080,035	$(108)	$(707,564)	$372,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,872)	$(20,732)
Stock-based compensation	24,504	8,144
Depreciation and amortization	2,573	1,848
Amortization/(accretion) of note premiums/discounts	(280)	(302)
Changes in operating assets and liabilities:
Accounts receivable	10,105	(8,157)
Prepaid expenses and other current assets	(1,181)	(3,193)
Deferred revenue	(27,439)	(12,547)
Accounts payable	(5,389)	(2,002)
Accrued expenses	(2,290)	(1,126)
Other	922	(855)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(61,347)	(38,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,778)	(4,271)
Purchases of investments	(65,875)	-
Proceeds from sale of investments	38,268	34,429
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,385)	30,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	1,885	5,102
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,885	5,102
NET INCREASE (DECREASE) IN CASH	(92,847)	(3,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	184,434	143,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,587	$139,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”) and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, par value $0.001 per share, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock, par value $0.001 per share, and (6) the term “Stockholder(s)” refers to the holders of Arrowhead’s Common Stock.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases and ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021.  ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

During the first quarter of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline.  Several key recent developments include:

i)	dosed the first patients in its PALISADE study, a phase 3 clinical study to evaluate the safety and efficacy of ARO-APOC3 in adults with familial chylomicronemia syndrome (FCS);
ii)	entered into an exclusive license agreement with GSK for ARO-HSD;
iii)

Janssen presented clinical data from REEF-1, a Phase 2b study of different combination regimens, including JNJ-73763989 (JNJ-3989), formerly called ARO-HBV, and/or JNJ-56136379 (JNJ-6379), and a nucleos(t)ide analog (NA) for the treatment of chronic hepatitis B virus infection (CHB);

iv)	filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3;
v)	presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001; and
vi)

completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 140,000 square foot laboratory and office facility and entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California.  Both facilities will provide additional space to support the Company’s continued growth.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three months ended December 31, 2021 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures, including work from home policies and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

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

At December 31, 2021, the Company had $91.6 million in cash and cash equivalents (including $3.0 million in restricted cash), $112.5 million in short-term investments, $126.0 million in marketable securities and $217.6 million in long-term investments to fund operations.  During the three months ended December 31, 2021, the Company’s cash and investments balance decreased by $65.7 million, which was primarily due to cash being used to fund the Company’s operations.

In total, the Company remains eligible for $6.2 billion in developmental, regulatory and sales milestones and various royalties on net sales from its licensing and collaboration agreements.  The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have significantly impacted this Quarterly Report on Form 10-Q, beyond those disclosed in the Company’s most recent Annual Report on Form 10-K.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS

Amgen Inc.

On September 28, 2016, the Company entered into two collaboration and license agreements and a common stock purchase agreement with Amgen. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel RNAi Olpasiran (previously referred to as AMG 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the prior collaboration and license agreement (the “First Collaboration and License Agreement” or the “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three months ended December 31, 2021 and 2020, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $70.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended December 31, 2021 and 2020, the Company recognized approximately $0 and $12.7 million of revenue associated with this performance obligation, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen. During the three months ended December 31, 2021 and 2020, the Company recognized $0 and $0.3 million of revenue associated with these efforts, respectively. As of December 31, 2021, there were $0 of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment.  The Company has excluded any future milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended December 31, 2021 and 2020 was $20.8 million and $8.2 million, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable, $82.0 million in contract liabilities recorded as deferred revenue and $106.5 million in contract liabilities recorded as deferred revenue, net of the current portion, and $2.9 million in contract liabilities recorded as accrued expenses.  The $2.9 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

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

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties, from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended December 31, 2021 and 2020 was $6.7 million and $0, respectively.  As of December 31, 2021, there were $0.1 million in contract assets recorded as accounts receivable, $26.7 million in contract liabilities recorded as deferred revenue.

Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with GSK.  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company will retain rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.

The Company has evaluated the GSK License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the GSK License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibility to complete the Phase 1/2 study, (the “GSK R&D Services”).  Due to the specialized and unique nature of these GSK R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation.  Beyond the GSK R&D Services, which are the responsibility of the Company, GSK will be responsible for managing future clinical development and commercialization in its territory.

The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services.  Revenue will be recognized using a proportional performance method. As of December 31, 2021, no revenue or contract assets or liabilities were recognized as the GSK License Agreement had not yet completed customary closing conditions, including clearance by the relevant competition authorities.  This clearance was achieved in January 2022 and the upfront payment of $120.0 million was also received by the Company in January 2022.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2021	September 30, 2021
	(In thousands)
Computers, software, office equipment and furniture	$2,182	$2,170
Research equipment	28,010	27,500
Leasehold improvements	41,977	41,524
Construction in Progress	2,152	345
Land	2,996	-
Total gross fixed assets	77,317	71,539
Less: Accumulated depreciation and amortization	(25,014)	(22,864)
Property and equipment, net	$52,303	$48,675

Depreciation and amortization expense for property and equipment for the three months ended December 31, 2021 and 2020 was $2.1 million and $1.4 million, respectively. Construction in Progress and Land both relate to the Company’s Verona, Wisconsin research facility.

NOTE 4. INVESTMENTS

Investments at December 31, 2021 primarily consisted of corporate bonds that have maturities of less than 36 months, a certificate of deposit and marketable equity securities. The Company’s corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s certificate of deposit matures in less than 12 months and is classified as “held-to-maturity” on the Company’s Consolidated Balance Sheet.  The Company’s marketable equity securities consist of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset-backed debt securities. Dividends from these funds are automatically re-invested.  The Company may also invest excess cash balances in money market accounts, government-sponsored enterprise securities, and/or commercial paper.  The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.

The following tables summarize the Company’s short-term and long-term investments and marketable securities as of December 31, 2021 and September 30, 2021 by measurement category:

Held to Maturity	As of December 31, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$62,537	$687	$-	$63,224
Commercial notes (due within one through three years)	$217,572	$381	$(1,374)	$216,579
Certificate of deposit (due within one year)	$50,000	$-	$-	$50,000
Total	$330,109	$1,068	$(1,374)	$329,803

	As of September 30, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$56,627	$803	$-	$57,430
Commercial notes (due within one through three years)	$195,595	$1,151	$(103)	$196,643
Certificate of deposit (due within two years)	$50,000	$-	$-	$50,000
Total	$302,222	$1,954	$(103)	$304,073

Fair Value	As of December 31, 2021
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$125,000	$3,134	$-	$(2,124)	$126,010
Total	$125,000	$3,134	$-	$(2,124)	$126,010

	As of September 30, 2021
	(In thousands)
	Cost	Realized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities	$125,000	$2,481	$135	$(888)	$126,728
Total	$125,000	$2,481	$135	$(888)	$126,728

Realized gains for marketable securities recorded at fair value consist of dividends received and re-invested into the associated fund.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $1.0 million.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $10.6 million. Amortization expense for the three months ended December 31, 2021 and 2020 was $0.4 million and $0.4 million, respectively. Amortization expense is expected to be $1.3 million for the remainder of fiscal 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025, $1.7 million in 2026 and $5.2 million thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible Assets Subject to Amortization
(in thousands)
Balance at September 30, 2021	$13,663
Impairment	-
Amortization	(425)
Balance at December 31, 2021	$13,238

NOTE 6. STOCKHOLDERS’ EQUITY

At December 31, 2021, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2021, 104,798,186 shares of Common Stock were outstanding.  At December 31, 2021, 14,834,548 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

In August 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. At December 31, 2021, no shares have been sold under the ATM Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2021.

Commitments

On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, WI, which is planned to be the site of an approximately 140,000 square foot drug manufacturing facility and an approximately 115,000 square foot laboratory and office facility to support process development and analytical activities. Arrowhead intends to invest between $200 million and $250 million into the buildout of the facilities. As part of this acquisition, the Company also entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the TIF district, and will be reimbursed by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay as reimbursements under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon a new drug application and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three months ended December 31, 2021 and 2020, the Company did not reach any milestones. Under certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027.  The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2021. On October 23, 2020, the Company entered into a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. Lease payments for the expansion began in July 2021 and the lease for the expansion expires in April 2027. The lease payments for the expansion are expected to total $6.9 million.  The Company has paid approximately $4.0 million of leasehold improvements, net of tenant improvement allowances, for the lease expansion.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters is intended to accommodate increased personnel as the Company’s pipeline of drug candidates continues to expand and move closer to market.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 square feet and to extend the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company incurred approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at December 31, 2021.  In November 2020 and December 2020, the Company entered into amendments to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.

In March 2020, the Company entered into a sublease agreement for additional research and development facility space in San Diego, California.  The Sublease provides additional space needed to accommodate the recent growth of the Company’s personnel and discovery efforts. The Sublease is for approximately 21,000 rentable square feet.  The term of the Sublease commenced on April 1, 2020 and will end on January 14, 2023.  Sublease payments are estimated to total approximately $2.0 million over the term.

On November 19, 2021, the Company entered into a new lease for a San Diego, California research facility.  The 15-year lease is for approximately 144,000 square feet of office and research and development laboratory space to be constructed in San Diego, California.  This lease will replace the Company’s current research facility sublease for property located in San Diego, California.  The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for the Company’s expanding pipeline of current and future drug candidates. The estimated rent commencement date for the lease is in May 2023, after construction and leasehold improvements have been completed.  The lease payments, which begin on the rent commencement date, will be approximately $119.0 million over the initial 15-year term.  The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $31.0 million for leasehold improvements, net of tenant improvement allowances.  Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. No lease liabilities have been recorded as of December 31, 2021 as the lease commencement date has not yet occurred.

Operating lease cost during the three months ended December 31, 2021 and 2020 was $1.3 million and $0.9 million, respectively. Variable lease costs for the three months ended December 31, 2021 and 2020 was $0.2 million and $0.2 million, respectively. There was no short-term lease cost during the three months ended December 31, 2021 and 2020.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2021:

(in thousands)
2022	$3,685
2023	4,786
2024	4,621
2025	4,749
2026	5,050
2027 and thereafter	13,200
Total	$36,091
Less imputed interest	$(10,776)
Total operating lease liabilities (includes current portion)	$25,315

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020 was $1.0 million and $0.7 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2021 was 7.8 years and 8.5%, respectively.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, as of December 31, 2021, 376,301 and 4,904,814 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, and restricted stock unit awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of December 31, 2021, there were options granted and outstanding to purchase 376,301 and 1,948,814 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,956,000 restricted stock units granted and outstanding under the 2013 Incentive Plan. Also, as of December 31, 2021, there were 889,890 shares reserved for options and 651,000 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. Under the 2021 Incentive Plan, as of December 31, 2021, 3,000 shares of Common Stock and 76,400 restricted stock units were granted and outstanding under the 2021 Incentive Plan.  As of December 31, 2021, the total number of authorized shares under the 2021 Incentive Plan was 8,012,543 shares, which includes 91,943 shares that were forfeited under the 2013 Incentive Plan.

Stock Options

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2021	3,456,239	$19.60
Granted	-	-
Cancelled	(30,420)	35.57
Exercised	(207,814)	10.32
Balance at December 31, 2021	3,218,005	$20.05	5.4 years	$149,311,699
Exercisable at December 31, 2021	2,460,188	$13.69	4.6 years	$129,520,403

Stock-based compensation expense related to stock options for the three months ended December 31, 2021 and 2020 was $3.0 million and $3.1 million, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended December 31, 2021 and 2020 was $0 and $6.8 million, respectively.

The intrinsic value of the options exercised during the three months ended December 31, 2021 and 2020 was $12.5 million and $32.0 million, respectively.

As of December 31, 2021, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $22.4 million will be recognized in the Company’s results of operations over a weighted average period of 2.2 years.

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

The assumptions used to value stock options are as follows:

	Three Months Ended December 31,
	2021	2020
Dividend yield	N/A	-
Risk-free interest rate	N/A	0.4 – 0.6%
Volatility	N/A	90.0 – 90.4%
Expected life (in years)	N/A	6.25
Weighted average grant date fair value per share of options granted	N/A	$47.34

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on that of the U.S. Treasury bond.

Volatility is estimated based on volatility average of the Company’s Common Stock price.

Restricted Stock Units

Restricted stock units (“RSUs”), including time-based, market condition-based, and performance condition-based awards, have been granted under the Company’s 2013 Incentive Plan, 2021 Incentive Plan, and as inducements grants granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.  At vesting, each outstanding RSU will be exchanged for one share of the Company’s Common Stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2021	3,731,850	$60.82
Granted	122,500	62.60
Vested	(263,700)	61.11
Forfeited	(7,250)	83.54
Unvested at December 31, 2021	3,583,400	$60.82

During the three months ended December 31, 2021 and 2020, the Company recorded $21.5 million and $5.0 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards. The grant date fair value of the RSUs granted by the Company for the three months ended December 31, 2021 and 2020 was $7.7 million and $7.4 million, respectively.

As of December 31, 2021, the pre-tax compensation expense for all unvested RSUs in the amount of $139.7 million will be recognized in the Company’s results of operations over a weighted average period of 2.6 years.

During the three months ended December 31, 2021, certain performance condition-based awards were modified to either add an additional market condition component, or to replace performance conditions with market conditions entirely.  The Company assessed the modification date fair value based on a monte carlo simulation model.  The fair value of market condition-based awards  is expensed ratably over the service period and is not adjusted for actual achievement.

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

The following table summarizes fair value measurements at December 31, 2021 and September 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$91,587	$-	$-	$91,587
Marketable securities	$126,010	$-	$-	$126,010
Short-term investments (held to maturity)	$-	$113,224	$-	$113,224
Long-term investments (held to maturity)	$-	$216,579	$-	$216,579
Contingent consideration	$-	$-	$-	$-

September 30, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$184,434	$-	$-	$184,434
Marketable securities	$126,728	$-	$-	$126,728
Short-term investments (held to maturity)	$-	$57,430	$-	$57,430
Long-term investments (held to maturity)	$-	$246,643	$-	$246,643
Contingent consideration	$-	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. In addition, many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As such, our actual results may differ materially from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10-K under the caption “Risk Factors” as well as the additional risks and uncertainties described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Description of Business

Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”) and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, par value $0.001 per share, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock, par value $0.001 per share, and (6) the term “Stockholder(s)” refers to the holders of Arrowhead Common Stock.

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC for cystic fibrosis, ARO-HIF2 for renal cell carcinoma, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-LUNG2 for chronic obstructive pulmonary disorder, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases and ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021.  ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”).  ARO-JNJ2 and ARO-JNJ3 are being developed for undisclosed liver-expressed targets under a collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”).  JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

During the first quarter of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline.  Several key recent developments include:

i)	dosed the first patients in its PALISADE study, a phase 3 clinical study to evaluate the safety and efficacy of ARO-APOC3 in adults with familial chylomicronemia syndrome (FCS);
ii)	entered into an exclusive license agreement with GSK for ARO-HSD;
iii)

Janssen presented clinical data from REEF-1, a Phase 2b study of different combination regimens, including JNJ-73763989 (JNJ-3989), formerly called ARO-HBV, and/or JNJ-56136379 (JNJ-6379), and a nucleos(t)ide analog (NA) for the treatment of chronic hepatitis B virus infection (CHB);

iv)	filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3;
v)	presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001; and
vi)

completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 140,000 square foot laboratory and office facility and entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California.  Both facilities will provide additional space to support the Company’s continued growth.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three months ended December 31, 2021 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures, including work from home policies and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

Net losses were $62.9 million for the three months ended December 31, 2021 as compared to net losses of $20.7 million for the three months ended December 31, 2020.  Net losses per share-diluted were $0.60 for the three months ended December 31, 2021 as compared to net losses per share-diluted of $0.20 for the three months ended December 31, 2020. The increase in net losses for the three months ended December 31, 2021 was due to an increase in research and development and general and administrative expenses as Company’s pipeline of candidates has expanded and progressed through clinical trial phases, partially offset by an increase in revenue from the Company’s license and collaboration agreements, primarily from the Takeda License Agreement (as defined below) and Horizon License Agreement (as defined below).

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen, taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, and four milestone payments totaling $70.0 million. Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Takeda License Agreement resulted in a $300.0 million upfront payment, and the Horizon License Agreement resulted in a $40.0 million upfront payment. Finally, the GSK License Agreement (as defined below) resulted in an upfront payment of $120.0 million, which was received in January 2022. The Company had $91.6 million of cash and cash equivalents, $126.0 million of marketable securities, $112.5 million in short-term investments, $217.6 million of long term investments and $638.5 million of total assets as of December 31, 2021, as compared to $184.4 million of cash and cash equivalents, $126.7 million of marketable securities, $56.6 million in short-term investments, $245.6 million of long term investments and $710.1 million of total assets as of September 30, 2021. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues	$27,439	$21,303
Operating income (loss)	$(63,321)	$(24,054)
Net income (loss)	$(62,872)	$(20,732)
Net income (Loss) per share-diluted	$(0.60)	$(0.20)

The increase in revenue for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was driven by the revenue recognized from the Takeda License Agreement and the Horizon License Agreement. The increase in net losses during the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was driven by an increase in research and development and general and administrative expenses as our pipeline of clinical candidates has continued to increase and progress through clinical trial phases, partially offset by an increase in revenue from the Takeda License Agreement and the Horizon License Agreement.

Revenue

Total revenue for the three months ended December 31, 2021 and 2020 was $27.4 million and $21.3 million, respectively.  Revenue for the three months ended December 31, 2021 is primarily related to the recognition of $20.8 million of revenue associated with the Takeda License Agreement and the recognition of $6.7 million of revenue associated with the Horizon License Agreement.

Amgen Inc.

On September 28, 2016, the Company entered into two collaboration and license agreements and a common stock purchase agreement with Amgen. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen has received a worldwide, exclusive license to Arrowhead’s novel RNAi Olpasiran (previously referred to as AMG 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the prior collaboration and license agreement (the “First Collaboration and License Agreement” or the “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license for ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under both agreements, Amgen is wholly responsible for clinical development and commercialization. Under the terms of the agreements taken together, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock, and $30.0 million in milestone payments, and may receive up to an additional $400.0 million in remaining development, regulatory and sales milestone payments. The Company is further eligible to receive up to low double-digit royalties for sales of products under the Olpasiran Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement.

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three months ended December 31, 2021 and 2020, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen will be able to select three new targets against which Arrowhead will develop clinical candidates.  These candidates are subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company will perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, is sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen will have the option to take an exclusive license. If the option is exercised, Janssen will be wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $70.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $1.9 billion in development and sales milestone payments for the three additional targets covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended December 31, 2021 and 2020, the Company recognized approximately $0 and $12.7 million of revenue associated with this performance obligation, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has begun to conduct its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2 and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company will be entirely funded by Janssen. During the three months ended December 31, 2021 and 2020, the Company recognized $0 and $0.3 million of revenue associated with these efforts, respectively. As of December 31, 2021, there were $0 of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment.  The Company has excluded any future milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended December 31, 2021 and 2020 was $20.8 million and $8.2, respectively. As of December 31, 2021, there were $0 in contract assets recorded as accounts receivable, $82.0 million in contract liabilities recorded as deferred revenue and $106.5 million in contract liabilities recorded as deferred revenue, net of the current portion, and $2.9 million in contract liabilities recorded as accrued expenses.  The $2.9 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

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

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties, from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended December 31, 2021 and 2020 was $6.7 million and $0, respectively.  As of December 31, 2021, there were $0.1 million in contract assets recorded as accounts receivable, $26.7 million in contract liabilities recorded as deferred revenue.

Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with GSK.  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company will retain rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.

The Company has evaluated the GSK License Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 - Revenue for Contracts from Customers. At the inception of the GSK License Agreement, the Company identified one distinct performance obligation.  The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibility to complete the Phase 1/2 study, (the “GSK R&D Services”).  Due to the specialized and unique nature of these GSK R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation.  Beyond the GSK R&D Services, which are the responsibility of the Company, GSK will be responsible for managing future clinical development and commercialization in its territory.

The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services.  Revenue will be recognized using a proportional performance method. As of December 31, 2021, no revenue or contract assets or liabilities were recognized as the GSK License Agreement had not yet completed customary closing conditions, including clearance by the relevant competition authorities.  This clearance was achieved in January 2022 and the upfront payment of $120.0 million was also received by the Company in January 2022.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three months ended December 31, 2021 and 2020 are shown in the tables below.

Research and Development Expenses

R&D expenses are related to the Company’s research and development efforts and related program costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses.  Internal costs primarily relate to operations at our research facilities in Madison, Wisconsin and San Diego, California, including facility costs and laboratory-related expenses. Salaries and stock compensation expense consist of salary, bonuses, payroll taxes and related benefits and stock compensation for our R&D personnel.  Depreciation and amortization expense consist of depreciation on lab equipment and leasehold improvements at our research facilities.  We do not separately track R&D expenses by individual research and development projects, including by individual drug candidates. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses for research and development activities.  The following table provides details of research and development expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2021	Category	December 31, 2020	Category	$	%
Salaries	$10,994	17%	$8,173	22%	$2,821	35%
Facilities related	2,038	3%	1,478	4%	560	38%
Candidate costs	32,345	49%	15,017	41%	17,328	115%
R&D discovery costs	11,000	17%	4,711	13%	6,289	133%
Total research and development expense, excluding non-cash expense	56,377	86%	29,379	80%	26,998	92%
Stock compensation	7,218	11%	5,486	15%	1,732	32%
Depreciation/amortization	2,170	3%	1,690	5%	480	28%
Total research and development expense	$65,765	100%	$36,555	100%	$29,210	80%

Salaries expense increased by $2,821,000 from $8,173,000 during the three months ended December 31, 2020 to $10,994,000 during the current period.  This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates. We anticipate this expense to continue to increase as we continue to expand our pipeline of candidates and increase headcount to support our discovery efforts to identify new drug candidates.

Facilities expense increased by $560,000 from $1,478,000 during the three months ended December 31, 2020 to $2,038,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. We expect this expense to continue to increase as we continue to build out our manufacturing capabilities to support our discovery efforts to identify new drug candidates.

Candidate costs increased by $17,328,000 from $15,017,000 during the three months ended December 31, 2020 to $32,345,000 during the current period. This increase is primarily due to the progression of our pipeline of candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs. For example, our cardiometabolic candidates, ARO-ANG3 and ARO-APOC3, have advanced into phase 2 and phase 3 clinical trials. We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials.

R&D discovery costs increased by $6,289,000 from $4,711,000 during the three months ended December 31, 2020 to $11,000,000 in the current period. This increase is primarily due to the growth of our discovery efforts, including the addition of our research facility in San Diego. We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $1,732,000 from $5,486,000 during the three months ended December 31, 2020 to $7,218,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the current period due to the Company’s stock price at the time of the grants. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a non-cash expense, increased by $480,000 from $1,690,000 during the three months ended December 31, 2020 to $2,170,000 during the current period.  The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison and San Diego research facilities. The increase in depreciation and amortization expense is due to an increase in laboratory equipment and leasehold improvements. We expect this amount to increase in the future as we continue to purchase additional lab equipment to support our growing pipeline.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	December 31, 2021	Category	December 31, 2020	Category	$	%
Salaries	$3,430	14%	$2,584	29%	$846	33%
Professional/outside services	2,177	9%	1,982	23%	195	10%
Facilities related	680	3%	421	5%	259	62%
Other G&A	1,018	4%	1,003	11%	15	1%
Total general & administrative expense, excluding non-cash expense	7,305	29%	5,990	68%	1,315	22%
Stock compensation	17,287	69%	2,658	30%	14,629	550%
Depreciation/amortization	403	2%	154	2%	249	162%
Total general & administrative expense	$24,995	100%	$8,802	100%	$16,193	184%

Salaries expense increased by $846,000 from $2,584,000 during the three months ended December 31, 2020 to $3,430,000 during the current period. This increase is primarily due to an increase in G&A headcount that has occurred as the Company has grown. We expect salaries expense to continue to increase as our headcount continues to increase to support our expanding clinical pipeline.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $195,000 from $1,982,000 during the three months ended December 31, 2020 to $2,177,000 during the current period. The increase in professional/outside services expense is primarily related to the timing of certain patent-related expenses.

Facilities-related expense increased by $259,000 from $421,000 during the three months ended December 31, 2020 to $680,000 during the current period.  This category primarily includes rental costs for our corporate headquarters in Pasadena, California. We expect future facilities-related expense to increase as we continue to increase our headcount to support our discovery efforts.

Other G&A expense increased by $15,000 from $1,003,000 during the three months ended December 31, 2020 to $1,018,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase is due to increased information technology costs to support the Company’s increased headcount.

Stock compensation expense, a non-cash expense, increased by $14,629,000 from $2,658,000 during the three months ended December 31, 2020 to $17,287,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the current period is due to a performance award that was achieved earlier than anticipated, as well as a modification of certain performance awards to include market conditions. The fair value of market condition-based awards is expensed ratably over the service period and is not adjusted for actual achievement. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a noncash expense, increased by $249,000 from $154,000 during the three months ended December 31, 2020 to $403,000 during the current period.  The increase is primarily related to amortization of leasehold improvements for our corporate headquarters.

Other Income/Expense

Other income/expense was $3,322,000 during the three months ended December 31, 2020 compared to $449,000 during the current period.  Other income is primarily related to interest income and realized and unrealized gain/loss on our marketable securities. The decrease in other income/expense is due to lower yields on more recently purchased bonds.

Liquidity and Capital Resources

Arrowhead has historically financed its operations through the sale of its equity securities and revenue from its collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials.  Additionally, the Company’s plans to expand its facilities with its purchase of land in Verona, Wisconsin, and its entry into a new lease in San Diego, California.  Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities, and each will require significant capital investment.

At December 31, 2021, the Company had cash on hand of approximately $91.6 million as compared to $184.4 million at September 30, 2021.  Cash invested in short-term fixed income securities and marketable securities was $238.5 million at December 31, 2021, compared to $183.4 million at September 30, 2021.  Cash invested in long-term fixed income securities was $217.6 million at December 31, 2021, compared to $245.6 million at September 30, 2021. The Company also entered into an Open Market Sale Agreement (the “ATM Agreement”) in August 2020, pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC.  As of December 31, 2021, no shares have been sold under the ATM Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Cash flow from:
Operating activities	(61,347)	(38,922)
Investing activities	(33,385)	30,158
Financing activities	1,885	5,102
Net increase (decrease) in cash and cash equivalents	(92,847)	(3,662)
Cash and cash equivalents at beginning of period	184,434	143,583
Cash and cash equivalents at end of period	91,587	139,921

During the three months ended December 31, 2021, cash flow used by operating activities was $61.3 million, which was primarily due to ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $33.4 million, which was primarily related to the purchase of property and equipment of $5.8 million and net purchase of investments of $27.6 million. Cash provided by financing activities of $1.9 million was related to cash received from stock option exercises.

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

On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, WI, which is planned to be the site of an approximately 140,000 square foot drug manufacturing facility and an approximately 115,000 square foot laboratory and office facility to support process development and analytical activities. Arrowhead intends to invest between $200 million and $250 million into the buildout of the facilities. As part of this acquisition, the Company also entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the TIF district, and will be reimbursed by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay as reimbursements under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2021.

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

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that we disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2021. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1*†	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Glaxosmithkline Intellectual Property, dated November 22, 2021

10.2*†	Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated November 19, 2021.

10.3

Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award) (incorporated by reference from Exhibit 99.1 of the Company’s Form S-8 filed on December 22, 2021).

10.4

Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award) (incorporated by reference from Exhibit 99.2 of the Company’s Form S-8 filed on December 22, 2021).

10.5	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award) (incorporated by reference from Exhibit 99.3 of the Company’s Form S-8 filed on December 22, 2021).

10.6*† 31.1*

Separation and Release of Claims Agreement between Arrowhead Pharmaceuticals, Inc. and James Hassard

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

Dated: February 2, 2022

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)