Form 10-Q
period 2022-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2022-05-10
CIK 879407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2022 was 105,736,200.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Arrowhead Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(unaudited) March 31, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,408	$184,434
Accounts receivable	1,317	10,255
Prepaid expenses	6,622	4,362
Other current assets	7,796	2,191
Marketable securities	122,575	126,728
Short term investments	192,912	56,627
TOTAL CURRENT ASSETS	417,630	384,597
Property and equipment, net	54,888	48,675
Intangible assets, net	12,813	13,663
Long term investments	201,590	245,595
Right-of-use assets	16,379	17,346
Other assets	275	272
TOTAL ASSETS	$703,575	$710,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,603	$9,457
Accrued expenses	23,710	14,001
Accrued payroll and benefits	3,765	9,773
Lease liabilities	2,910	2,250
Deferred revenue	97,869	111,055
TOTAL CURRENT LIABILITIES	138,857	146,536
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	22,698	23,295
Deferred revenue, net of current portion	89,754	131,495
TOTAL LONG-TERM LIABILITIES	112,452	154,790
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 145,000 shares authorized; 105,702 and 104,327 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	198	197
Additional paid-in capital	1,115,373	1,053,386
Accumulated other comprehensive loss	(107)	(69)
Accumulated deficit	(663,198)	(644,692)
TOTAL STOCKHOLDERS’ EQUITY	452,266	408,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,575	$710,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
REVENUE	$151,805	$32,811	$179,244	$54,113
OPERATING EXPENSES
Research and development	75,985	44,697	141,750	81,251
General and administrative expenses	34,267	16,346	59,262	25,147
TOTAL OPERATING EXPENSES	110,252	61,043	201,012	106,398
OPERATING INCOME (LOSS)	41,553	(28,232)	(21,768)	(52,285)
OTHER INCOME (EXPENSE)
Interest income, net	1,054	1,524	2,210	3,692
Other income (expense)	1,759	(110)	1,052	1,043
TOTAL OTHER INCOME (EXPENSE)	2,813	1,414	3,262	4,735
INCOME (LOSS) BEFORE INCOME TAXES	44,366	(26,818)	(18,506)	(47,550)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	44,366	(26,818)	(18,506)	(47,550)
NET INCOME (LOSS) PER SHARE - BASIC	$0.42	$(0.26)	$(0.18)	$(0.46)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.41	$(0.26)	$(0.18)	$(0.46)
Weighted average shares outstanding - basic	105,545	103,867	105,034	103,303
Weighted average shares outstanding - diluted	107,929	103,867	105,034	103,303
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	1	(96)	(38)	84
COMPREHENSIVE INCOME (LOSS)	$44,367	$(26,914)	$(18,544)	$(47,466)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except per share amounts)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at December 31, 2020	103,194	$195	$978,655	$198	$(524,576)	$454,472
Stock-based compensation	-	-	15,359	-	-	15,359
Exercise of stock options	282	-	2,632	-	-	2,632
Common stock - restricted stock units vesting	544	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	(96)	-	(96)
Net income (loss) for the three months ended March 31, 2021	-	-	-	-	(26,818)	(26,818)
Balance at March 31, 2021	104,020	$196	$996,645	$102	$(551,394)	$445,549

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at December 31, 2021	104,798	$197	$1,080,035	$(108)	$(707,564)	$372,560
Stock-based compensation	-	-	33,802	-	-	33,802
Exercise of stock options	237	-	1,537	-	-	1,537
Common stock - restricted stock units vesting	667	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	1	-	1
Net income (loss) for the three months ended March 31, 2022	-	-	-	-	44,366	44,366
Balance at March 31, 2022	105,702	$198	$1,115,373	$(107)	$(663,198)	$452,266

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$461,779
Stock-based compensation	-	-	23,502	-	-	23,502
Exercise of stock options	820	-	7,734	-	-	7,734
Common stock - restricted stock units vesting	824	1	(1)	-	-	-
Common stock - issued for cash	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	84	-	84
Net income (loss) for the six months ended March 31, 2021	-	-	-	-	(47,550)	(47,550)
Balance at March 31, 2021	104,020	$196	$996,645	$102	$(551,394)	$445,549

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$408,822
Stock-based compensation	-	-	58,306	-	-	58,306
Exercise of stock options	444	-	3,682	-	-	3,682
Common stock - restricted stock units vesting	931	1	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	(38)	-	(38)
Net income (loss) for the six months ended March 31, 2022	-	-	-	-	(18,506)	(18,506)
Balance at March 31, 2022	105,702	$198	$1,115,373	$(107)	$(663,198)	$452,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except per share amounts)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,506)	$(47,550)
Stock-based compensation	58,307	23,502
Depreciation and amortization	5,167	3,766
Unrealized (gains) losses on marketable securities	4,153	(773)
Amortization/(accretion) of note premiums/discounts	329	193
Changes in operating assets and liabilities:
Accounts receivable	8,938	(109)
Prepaid expenses and other current assets	(7,914)	(2,213)
Deferred revenue	(54,926)	247,118
Accounts payable	1,146	(1,530)
Accrued expenses	3,699	2,271
Other	990	276
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,383	224,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,530)	(11,437)
Purchases of investments	(148,391)	(40,000)
Proceeds from sale of investments	55,781	47,545
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(103,140)	(3,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	3,731	7,735
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,731	7,735
NET INCREASE (DECREASE) IN CASH	(98,026)	228,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	184,434	143,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,408	$372,377

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

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Recent Developments

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC2 for cystic fibrosis, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases and ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021.  ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016. While the Company believes that initial ARO-HIF2 Phase 1 clinical data provides proof of concept for the ability to deliver siRNA to RCC tumors, the Company has decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

During the first half of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline. Several key recent developments include:

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

iv)

filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 and subsequently dosed the first subjects in AROC3-1001, a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNA interference (RNAi) therapeutic designed to reduce production of complement component 3 (C3) as a potential therapy for various complement mediated diseases;

v)	presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001;
vi)

completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 140,000 square foot drug manufacturing facility and an approximately 115,000 square foot laboratory and office facility and entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California.  Both facilities will provide additional space to support the Company’s continued growth;

vii)	completed enrollment in Phase 2b ARCHES-2 study of investigational ARO-ANG3 for patients with mixed dyslipidemia;
viii)	filed for regulatory clearance to initiate Phase 1/2a study of ARO-RAGE for treatment of Asthma;
ix)	filed for regulatory clearance to initiate Phase 1/2a study of ARO-MUC5AC for treatment of muco-obstructive lung disease;
x)	initiated and dosed the first patients in the Phase 2 GATEWAY clinical study of investigational ARO-ANG3 for the treatment of patients with homozygous familial hypercholersterolemia;
xi)	decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and six months ended March 31, 2022 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures, including work from home policies and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

Liquidity

The Consolidated Financial Statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern.  Historically, the Company’s primary sources of financing have been through the sale of its securities and revenue from its licensing and collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded significantly.  Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials, as well as with the Company’s plans to increase its internal manufacturing capabilities, as well as expand its footprint in Verona, Wisconsin and San Diego, California.

At March 31, 2022, the Company had $86.4 million in cash and cash equivalents (including $7.9 million in restricted cash), $192.9 million in short-term investments, $122.6 million in marketable securities and $201.6 million in long-term investments to fund operations.  During the six months ended March 31, 2022, the Company’s cash and investments balance decreased by $9.9 million, which was primarily due to cash being used to fund the Company’s operations, partially offset by the $120.0 million upfront payment received from GSK.

In total, the Company remains eligible for $4.9 billion in developmental, regulatory and sales milestones and various royalties on net sales from its licensing and collaboration agreements.  The revenue recognition for these collaboration agreements is discussed further in Note 2 below.

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

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three and six months ended March 31, 2022 and 2021, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen was able to select three new targets against which Arrowhead would develop clinical candidates.  These candidates were subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company was obligated to perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, would have been sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen would have the option to take an exclusive license. If the option was exercised, Janssen would have been wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $0.6 billion in development and sales milestone payments for the remaining target covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement. During the three months ended March 31, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended March 31, 2022 and 2021, the Company recognized approximately $0 and $7.5 million of revenue associated with this performance obligation, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized approximately $0 and $20.2 million of revenue associated with this performance obligation, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company have been entirely funded by Janssen. During the three months ended March 31, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.1 million of revenue associated with these efforts, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million of revenue associated with these efforts, respectively. As of March 31, 2022, there were $0.1 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment.  The Company has excluded any future milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended March 31, 2022 and 2021 was $20.8 million and $25.4 million, respectively. Revenue for the six months ended March 31, 2022 and 2021 was $41.6 million and $33.6 million, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, $77.9 million in contract liabilities recorded as deferred revenue and $89.8 million in contract liabilities recorded as deferred revenue, net of the current portion, and $5.0 million in contract liabilities recorded as accrued expenses.  The $5.0 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

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

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties, from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended March 31, 2022 and 2021 was $6.7 million and $0, respectively. Revenue for the six months ended March 31, 2022 and 2021 was $13.3 million and $0, respectively. As of March 31, 2022, there were $0 million in contract assets recorded as accounts receivable, $20.0 million in contract liabilities recorded as deferred revenue.

         The Company has manufactured ARO-XDH material for Horizon in furtherance of the research plan entered into pursuant to the Horizon License Agreement, for which the Company has been reimbursed for its costs. During the three and six months ended March 31, 2022 and 2021, the Company recognized $1.3 million and $0 with these efforts, respectively. As of March 31, 2022, there were $1.3 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with GSK.  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company retained rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.

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

The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The $120.0 million upfront payment was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services.  As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million will be fully recognized as of the three and six months ended March 31, 2022.  Revenue for the three and six months ended March 31, 2022 and 2021 was $120.0 million and $0, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, $0 in contract liabilities recorded as deferred revenue.

NOTE 3. PROPERTY AND EQUIPMENT

The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2022	September 30, 2021
	(In thousands)
Computers, software, office equipment and furniture	$2,272	$2,170
Research equipment	28,370	27,500
Leasehold improvements	42,017	41,524
Construction in Progress	6,414	345
Land	2,996	-
Total gross fixed assets	82,069	71,539
Less: Accumulated depreciation and amortization	(27,181)	(22,864)
Property and equipment, net	$54,888	$48,675

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2022 and 2021 was $2.2 million and $1.5 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended March 31, 2022 and 2021 was $4.3 million and $2.9 million, respectively. Construction in Progress relates to the Company’s Verona and San Diego research facilities. Land relates to the Company’s Verona, Wisconsin research facility.

NOTE 4. INVESTMENTS

Investments at March 31, 2022 primarily consisted of corporate bonds that have maturities of less than 36 months, a certificate of deposit and marketable equity securities. The Company’s corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s certificate of deposit matures in less than 12 months and is classified as “held-to-maturity” on the Company’s Consolidated Balance Sheet, or classified as cash and cash equivalents if the corporate bonds are purchased 90 days or less from maturity.  The Company’s marketable equity securities consist of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset-backed debt securities. Dividends from these funds are automatically re-invested.  The Company may also invest excess cash balances in money market accounts, government-sponsored enterprise securities, and/or commercial paper. These securities are classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company accounts for its held to maturity investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities.  We did not record any impairment charges related to our marketable debt securities during the three and six months ended March 31, 2022.

The following tables summarize the Company’s short-term and long-term investments and marketable securities as of March 31, 2022 and September 30, 2021 by measurement category:

	As of March 31, 2022
	(In thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Classified as Cash Equivalents
Commercial notes (due within ninety days)	$26,678	$1	$(1)	$26,678
Classified as Held to Maturity
Commercial notes (due within one year)	$142,912	$225	$(307)	$142,830
Commercial notes (due within one through three years)	$201,590	$-	$(5,864)	$195,726
Certificate of deposit (due within one year)	$50,000	$-	$-	$50,000
Classified as Marketable Securities
Marketable securities	$128,805	$-	$(6,230)	$122,575
Total	$549,985	$226	$(12,402)	$537,809

	As of September 30, 2021
	(In thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Classified as Held to Maturity
Commercial notes (due within one year)	$56,627	$803	$-	$57,430
Commercial notes (due within one through three years)	$195,595	$1,151	$(103)	$196,643
Certificate of deposit (due within one through two years)	$50,000	$-	$-	$50,000
Classified as Marketable Securities
Marketable securities	$127,481	$-	$(753)	$126,728
Total	$429,703	$1,954	$(856)	$430,801

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $1.1 million.  The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $11.0 million. Amortization expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.4 million, respectively. Amortization expense for the six months ended March 31, 2022 and 2021 was $0.9 million and $0.9 million, respectively. Amortization expense is expected to be $0.9 million for the remainder of fiscal 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025, $1.7 million in 2026 and $5.2 million thereafter.

The following table provides details on the Company’s intangible asset balances:

Intangible Assets Subject to Amortization
(in thousands)
Balance at September 30, 2021	$13,663
Impairment	-
Amortization	(850)
Balance at March 31, 2022	$12,813

NOTE 6. STOCKHOLDERS’ EQUITY

At March 31, 2022, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.

At March 31, 2022, 105,702,499 shares of Common Stock were outstanding.  At March 31, 2022, 14,054,083 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

In August 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. At March 31, 2022, no shares have been sold under the ATM Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business.  If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2022.

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

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments.  Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon a new drug application and upon certain sales level milestones.  These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and six months ended March 31, 2022 and 2021, the Company did not reach any milestones. Under certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of sales of the relevant products.

NOTE 8. LEASES

Leases

In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California.  The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California.  The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term.  The lease expires on April 30, 2027.  The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances.  The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at March 31, 2022. On October 23, 2020, the Company entered into a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. Lease payments for the expansion began in July 2021 and the lease for the expansion expires in April 2027. The lease payments for the expansion are expected to total $6.9 million.  The Company has paid approximately $4.0 million of leasehold improvements, net of tenant improvement allowances, for the lease expansion.  The increased capacity of this additional office space compared to the Company’s current corporate headquarters is intended to accommodate increased personnel as the Company’s pipeline of drug candidates continues to expand and move closer to market.

In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin.  The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 square feet and to extend the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company incurred approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at March 31, 2022.  In November 2020 and December 2020, the Company entered into amendments to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.

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

On November 19, 2021, the Company entered into a new lease for a San Diego, California research facility.  The 15-year lease is for approximately 144,000 square feet of office and research and development laboratory space to be constructed in San Diego, California.  This lease will replace the Company’s current research facility sublease for property located in San Diego, California.  The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for the Company’s expanding pipeline of current and future drug candidates. The estimated rent commencement date for the lease is in May 2023, after construction and leasehold improvements have been completed.  The lease payments, which begin on the rent commencement date, will be approximately $119.0 million over the initial 15-year term.  The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $31.0 million for leasehold improvements, net of tenant improvement allowances.  Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. No lease liabilities have been recorded as of March 31, 2022 as the lease commencement date has not yet occurred.

Operating lease cost during the three months ended March 31, 2022 and 2021 was $1.3 million and $1.1 million, respectively. Operating lease cost during the six months ended March 31, 2022 and 2021 was $2.6 million and $2.0 million, respectively. Variable lease costs for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Variable lease costs for the six months ended March 31, 2022 and 2021 was $0.3 million and $0.5 million, respectively. There was no short-term lease cost during the three and six months ended March 31, 2022 and 2021.

The following table presents payments of operating lease liabilities on an undiscounted basis as of March 31, 2022:

(in thousands)
2022 (remainder of fiscal year)	$2,537
2023	4,786
2024	4,621
2025	4,749
2026	5,050
2027 and thereafter	13,200
Total	$34,943
Less imputed interest	$(9,335)
Total operating lease liabilities (includes current portion)	$25,608

Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 was $2.2 million and $1.4 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of March 31, 2022 was 7.6 years and 8.5%, respectively.

NOTE 9. STOCK-BASED COMPENSATION

Arrowhead has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, as of March 31, 2022, 218,107 and 4,183,395 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, and restricted stock unit awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan.  As of March 31, 2022, there were options granted and outstanding to purchase 218,107 and 1,871,258 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,312,137 restricted stock units granted and outstanding under the 2013 Incentive Plan. As of March 31, 2022, there were 857,290 shares reserved for options and 691,750 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. As of March 31, 2022, there were 3,000 shares of Common Stock reserved for options and 1,474,350 shares of Common Stock reserved for restricted stock units granted and outstanding under the 2021 Incentive Plan.  As of March 31, 2022, the total number of shares available under the 2021 Incentive Plan was 6,635,816 shares, which includes 110,791 shares that were forfeited under the 2013 Incentive Plan.

Stock Options

The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2021	3,456,239	$19.60
Granted	-	-
Cancelled	(61,820)	44.77
Exercised	(444,764)	8.28
Balance at March 31, 2022	2,949,655	$20.78	5.4 years	$83,259,543
Exercisable at March 31, 2022	2,342,356	$15.41	4.8 years	$75,982,912

Stock-based compensation expense related to stock options for the three months ended March 31, 2022 and 2021 was $2.7 million and $3.3 million, respectively. Stock-based compensation expense related to stock options for the six months ended March 31, 2022 and 2021 was $5.7 million and $6.4 million, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

The grant date fair value of the options granted by the Company for the three months ended March 31, 2022 and 2021 was $0 and $1.4 million, respectively. The grant date fair value of the options granted by the Company for the six months ended March 31, 2022 and 2021 was $0 and $8.1 million, respectively.

The intrinsic value of the options exercised during the three months ended March 31, 2022 and 2021 was $10.8 million and $20.9 million, respectively. The intrinsic value of the options exercised during the six months ended March 31, 2022 and 2021 was $23.3 million and $52.8 million, respectively.

As of March 31, 2022, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $18.6 million will be recognized in the Company’s results of operations over a weighted average period of 1.9 years.

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

The assumptions used to value stock options are as follows:

	Six Months Ended March 31,
	2022	2021
Dividend yield	N/A	-
Risk-free interest rate	N/A	0.4 – 0.6%
Volatility	N/A	86.6 – 90.4%
Expected life (in years)	N/A	6.25
Weighted average grant date fair value per share of options granted	N/A	$48.62

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

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested at September 30, 2021	3,831,850	$61.24
Granted	1,605,450	56.73
Vested	(931,063)	49.25
Forfeited	(37,625)	63.42
Unvested at March 31, 2022	4,468,612	$62.10

During the three months ended March 31, 2022 and 2021, the Company recorded $28.2 million and $12.1 million of expense related to RSUs, respectively. During the six months ended March 31, 2022 and 2021, the Company recorded $49.7 million and $17.1 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards. The grant date fair value of the RSUs granted by the Company for the three months ended March 31, 2022 and 2021 was $83.4 million and $101.6 million, respectively. The grant date fair value of the RSUs granted by the Company for the six months ended March 31, 2022 and 2021 was $91.1 million and $109.0 million, respectively.

As of March 31, 2022, the pre-tax compensation expense for all unvested RSUs in the amount of $206.8 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.

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

The following table summarizes fair value measurements at March 31, 2022 and September 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Classified as Cash and cash equivalents
Commercial Notes	$-	$26,678	$-	$26,678
Classified as Marketable Securities
Marketable securities	$122,575	$-	$-	$122,575
Classified as Held to Maturity
Short-term investments	$-	$142,830	$-	$142,830
Long-term investments	$-	$195,726	$-	$195,726
Certificate of deposits	$50,000	$-	$-	$50,000
Classified as Contingent Consideration
Contingent consideration	$-	$-	$-	$-

September 30, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Classified as Marketable Securities
Marketable securities	$126,728	$-	$-	$126,728
Classified as Held to Maturity
Short-term investments	$-	$57,430	$-	$57,430
Long-term investments	$-	$196,643	$-	$196,643
Certificate of deposit	$50,000	$-	$-	$50,000
Classified as Contingent Consideration
Contingent consideration	$-	$-	$-	$-

NOTE 11. SUBSEQUENT EVENTS

Visirna Therapeutics, Inc.

   On April 25, 2022, Arrowhead Pharmaceuticals, Inc., entered into definitive agreements to form a joint venture, Visirna Therapeutics, Inc. (“Visirna”) with Vivo Capital (“Vivo”) through which the Company and Vivo intend to expand the reach of innovative medicines in Greater China. The Company licensed to Visirna the exclusive rights to develop and commercialize four of Arrowhead’s investigational RNA interference (RNAi) therapeutic candidates for cardiometabolic diseases in mainland China, Hong Kong, Macau, and Taiwan. Vivo will provide initial funding of $60.0 million to Visirna. The Company has a majority stake in Visirna following this initial funding and is further eligible to receive potential royalties on commercial sales.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. In addition, many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As such, our actual results may differ materially from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10-K under the caption “Risk Factors” as well as the additional risks and uncertainties described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC2 for cystic fibrosis, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases and ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021.  ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018.  Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016. While the Company believes that initial ARO-HIF2 Phase 1 clinical data provides proof of concept for the ability to deliver siRNA to RCC tumors, the Company has decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.

During the first half of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline.  Several key recent developments include:

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

iv)

filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 and subsequently dosed the first subjects in AROC3-1001, a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNA interference (RNAi) therapeutic designed to reduce production of complement component 3 (C3) as a potential therapy for various complement mediated diseases;

v)	presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001;
vi)

completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 140,000 square foot drug manufacturing facility and an approximately 115,000 square foot laboratory and office facility and entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California.  Both facilities will provide additional space to support the Company’s continued growth;

vii)	completed enrollment in Phase 2b ARCHES-2 study of investigational ARO-ANG3 for patients with mixed dyslipidemia;
viii)	filed for regulatory clearance to initiate Phase 1/2a study of ARO-RAGE for treatment of Asthma;
ix)	filed for regulatory clearance to initiate Phase 1/2a study of ARO-MUC5AC for treatment of muco-obstructive lung disease;
x)	initiated and dosed the first patients in the Phase 2 GATEWAY clinical study of investigational ARO-ANG3 for the treatment of patients with homozygous familial hypercholersterolemia;
xi)	decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.

The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and six months ended March 31, 2022 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures, including work from home policies and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.

Net income was $44.4 million for the three months ended March 31, 2022 as compared to net losses of $26.8 million for the three months ended March 31, 2021. Net losses were $18.5 million for the six months ended March 31, 2022 as compared to net losses of $47.6 million for the six months ended March 31, 2021. Net income per share-diluted was $0.41 for the three months ended March 31, 2022 as compared to net losses per share-diluted of $0.26 for the three months ended March 31, 2021. Net losses per share-diluted were $0.18 for the six months ended March 31, 2022 as compared to net losses per share-diluted of $0.46 for the six months ended March 31, 2021. The net income during the three months ended March 31, 2022, and the reduction in net loss for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 was due to the recognition of the $120.0 million upfront payment received from GSK under the GSK License Agreement (as defined below).  This increased revenue was partially offset by increased research and development and general and administrative expenses as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.

The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen, taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in

Arrowhead Common Stock, and four milestone payments totaling $70.0 million. Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Takeda License Agreement resulted in a $300.0 million upfront payment, and the Horizon License Agreement resulted in a $40.0 million upfront payment. Finally, the GSK License Agreement resulted in an upfront payment of $120.0 million, which was received in January 2022. The Company had $86.4 million of cash and cash equivalents, $122.6 million of marketable securities, $192.9 million in short-term investments, $201.6 million of long term investments and $703.6 million of total assets as of March 31, 2022, as compared to $184.4 million of cash and cash equivalents, $126.7 million of marketable securities, $56.6 million in short-term investments, $245.6 million of long term investments and $710.1 million of total assets as of September 30, 2021. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues	$151,805	$32,811
Operating income (loss)	$41,553	$(28,232)
Net income (loss)	$44,366	$(26,818)
Net income (loss) per share-diluted	$0.41	$(0.26)

	Six Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues	$179,244	$54,113
Operating income (loss)	$(21,768)	$(52,285)
Net income (loss)	$(18,506)	$(47,550)
Net income (loss) per share-diluted	$(0.18)	$(0.46)

The increase in revenue and operating income for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 was driven by the revenue recognized from the GSK, Takeda and Horizon License Agreements.

Revenue

Total revenue for the three months ended March 31, 2022 and 2021 was $151.8 million and $32.8 million, respectively. Total revenue for the six months ended March 31, 2022 and 2021 was $179.2 million and $54.1 million, respectively. Revenue for the three months ended March 31, 2022 is primarily related to the recognition of the $120.0 million of revenue associated with the upfront payment received from GSK under the GSK License Agreement.

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

The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three and six months ended March 31, 2022 and 2021, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Janssen Pharmaceuticals, Inc.

On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson.  The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”).  Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.  Under the Janssen Collaboration Agreement, Janssen was able to select three new targets against which Arrowhead would develop clinical candidates.  These candidates were subject to certain restrictions and do not include candidates that already were in the Company’s pipeline.  The Company was obligated to perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, would have been sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen would have the option to take an exclusive license. If the option was exercised, Janssen would have been wholly responsible for clinical development and commercialization of each optioned candidate.  Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $0.6 billion in development and sales milestone payments for the remaining target covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement. During the three months ended March 31, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement.

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

The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed.  The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services.  The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned.  During the three months ended March 31, 2022 and 2021, the Company recognized approximately $0 and $7.5 million of revenue associated with this performance obligation, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized approximately $0 and $20.2 million of revenue associated with this performance obligation, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

The Company has conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement.  All costs and labor hours spent by the Company have been entirely funded by Janssen. During the three months ended March 31, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.1 million of revenue associated with these efforts, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million of revenue associated with these efforts, respectively. As of March 31, 2022, there were $0.1 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

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

The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment.  The Company has excluded any future milestones or royalties from this transaction price to date.  The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services.  Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended March 31, 2022 and 2021 was $20.8 million and $25.4 million, respectively. Revenue for the six months ended March 31, 2022 and 2021 was $41.6 million and $33.6 million, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, $77.9 million in contract liabilities recorded as deferred revenue and $89.8 million in contract liabilities recorded as deferred revenue, net of the current portion, and $5.0 million in contract liabilities recorded as accrued expenses.  The $5.0 million in accrued expenses was primarily driven by co-development and co-commercialization activities.

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

The Company determined the initial transaction price totaled $40.0 million, including the upfront payment.  The Company has excluded any future estimated milestones or royalties, from this transaction price to date.  The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services.  The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended March 31, 2022 and 2021 was $6.7 million and $0, respectively. Revenue for the six months ended March 31, 2022 and 2021 was $13.3 million and $0, respectively. As of March 31, 2022, there were $0 million in contract assets recorded as accounts receivable, $20.0 million in contract liabilities recorded as deferred revenue.

         The Company has manufactured ARO-XDH material for Horizon in furtherance of the research plan entered into pursuant to the Horizon License Agreement, for which the Company has been reimbursed for its costs. During the three and six months ended March 31, 2022 and 2021, the Company recognized $1.3 million and $0 with these efforts, respectively. As of March 31, 2022, there were $1.3 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.

Glaxosmithkline Intellectual Property (No. 3) Limited

On November 22, 2021, the Company entered into an Exclusive License Agreement (the “GSK License Agreement”) with GSK.  Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD, the Company’s investigational RNAi therapeutic being developed as a treatment for patients with alcohol-related and nonalcohol related liver diseases, such as nonalcoholic steatohepatitis (NASH).  The exclusive license is worldwide with the exception of greater China, for which the Company retained rights to develop and commercialize.  Beyond the Company’s Phase 1/2 study of (ARO-HSD), which the Company is responsible for completing, GSK is wholly responsible for clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120 million and is eligible for additional payments of $30 million at the start of Phase 2 and $100 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190 million at first commercial sale, and up to $590 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.

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

The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The $120.0 million upfront payment was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date.  The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million will be fully recognized as of the three and six months ended March 31, 2022. Revenue for the three and six months ended March 31, 2022 and 2021 was $120.0 million and $0, respectively. As of March 31, 2022, there were $0 in contract assets recorded as accounts receivable, $0 in contract liabilities recorded as deferred revenue.

Operating Expenses

The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation.  For purposes of comparison, the amounts for the three and six months ended March 31, 2022 and 2021 are shown in the tables below.

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

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2022	Category	March 31, 2021	Category	$	%
Salaries	$11,404	15%	$8,685	19%	$2,719	31%
Facilities related	1,779	2%	1,671	4%	108	6%
Candidate costs	37,713	50%	20,667	47%	17,046	82%
R&D discovery costs	14,266	19%	5,502	12%	8,764	159%
Total research and development expense, excluding non-cash expense	$65,162	86%	$36,525	82%	$28,637	78%
Stock compensation	8,642	11%	6,406	14%	2,236	35%
Depreciation/amortization	2,181	3%	1,766	4%	415	23%
Total research and development expense	$75,985	100%	$44,697	100%	$31,288	70%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2022	Category	March 31, 2021	Category	$	%
Salaries	$22,398	16%	$16,857	21%	$5,541	33%
Facilities related	3,817	3%	3,150	4%	667	21%
Candidate costs	70,058	49%	35,684	44%	34,374	96%
R&D discovery costs	25,266	18%	10,213	13%	15,053	147%
Total research and development expense, excluding non-cash expense	121,539	86%	65,904	82%	55,635	84%
Stock compensation	15,860	11%	11,891	15%	3,969	33%
Depreciation/amortization	4,351	3%	3,456	3%	895	26%
Total research and development expense	$141,750	100%	$81,251	100%	$60,499	74%

Salaries expense increased by $2,719,000 from $8,685,000 during the three months ended March 31, 2021 to $11,404,000 during the current period. Salaries expense increased by $5,541,000 from $16,857,000 during the six months ended March 31, 2021 to $22,398,000 during the current period.  This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates. We anticipate this expense to continue to increase as we continue to expand our pipeline of candidates and increase headcount to support our discovery efforts to identify new drug candidates, in addition to inflationary pressures in the labor market.

Facilities expense increased by $108,000 from $1,671,000 during the three months ended March 31, 2021 to $1,779,000 during the current period. Facilities expense increased by $667,000 from $3,150,000 during the six months ended March 31, 2021 to $3,817,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. We expect this expense to continue to increase as we continue to build out our manufacturing capabilities to support our discovery efforts to identify new drug candidates.

Candidate costs increased by $17,046,000 from $20,667,000 during the three months ended March 31, 2021 to $37,713,000 during the current period. Candidate costs increased by $34,374,000 from $35,684,000 during the six months ended March 31, 2021 to $70,058,000 during the current period. This increase is primarily due to the progression of our pipeline of candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs. For example, our cardiometabolic candidates, ARO-ANG3 and ARO-APOC3, have advanced into phase 2 and phase 3 clinical trials. We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials, in addition to unforeseen inflationary pressure on goods and services.

R&D discovery costs increased by $8,764,000 from $5,502,000 during the three months ended March 31, 2021 to $14,266,000 in the current period. R&D discovery costs increased by $15,053,000 from $10,213,000 during the six months ended March 31, 2021 to $25,266,000 in the current period. This increase is primarily due to the growth of our discovery efforts, including the addition of our research facility in San Diego. We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.

Stock compensation expense, a non-cash expense, increased by $2,236,000 from $6,406,000 during the three months ended March 31, 2021 to $8,642,000 during the current period. Stock compensation expense, a non-cash expense, increased by $3,969,000 from $11,891,000 during the six months ended March 31, 2021 to $15,860,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above and a mix of higher grant date fair values of awards amortizing during the current period due to the Company’s stock price at the time of the grants. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a non-cash expense, increased by $415,000 from $1,766,000 during the three months ended March 31, 2021 to $2,181,000 during the current period. Depreciation and amortization expense, a non-cash expense, increased by $895,000 from $3,456,000 during the six months ended March 31, 2021 to $4,351,000 during the current period.  The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison and San Diego research facilities. The increase in depreciation and amortization expense is due to an increase in laboratory equipment and leasehold improvements. We expect this amount to increase in the future as we continue to purchase additional lab equipment to support our growing pipeline.

General & Administrative Expenses

The following table provides details of our general and administrative expenses for the periods indicated:

(table below in thousands)

	Three		Three
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2022	Category	March 31, 2021	Category	$	%
Salaries	$3,760	11%	$3,257	20%	$503	15%
Professional/outside services	2,330	7%	1,838	11%	492	27%
Facilities related	702	2%	787	5%	(85)	-11%
Other G&A	1,911	6%	1,355	8%	556	41%
Total general & administrative expense, excluding non-cash expense	$8,703	26%	$7,237	44%	$1,466	20%
Stock compensation	25,160	73%	8,953	55%	16,207	181%
Depreciation/amortization	404	1%	156	1%	248	159%
Total general & administrative expense	$34,267	100%	$16,346	100%	$17,921	110%

	Six		Six
	Months Ended	% of Expense	Months Ended	% of Expense	Increase (Decrease)
	March 31, 2022	Category	March 31, 2021	Category	$	%
Salaries	$7,190	12%	$5,841	23%	$1,349	23%
Professional/outside services	4,507	8%	3,820	15%	687	18%
Facilities related	1,382	2%	1,517	6%	(135)	-9%
Other G&A	2,929	5%	2,048	8%	881	43%
Total general & administrative expense, excluding non-cash expense	16,008	27%	13,226	52%	2,782	21%
Stock compensation	42,447	72%	11,611	46%	30,836	266%
Depreciation/amortization	807	1%	310	2%	497	160%
Total general & administrative expense	$59,262	100%	$25,147	100%	$34,115	136%

Salaries expense increased by $503,000 from $3,257,000 during the three months ended March 31, 2021 to $3,760,000 during the current period. Salaries expense increased by $1,349,000 from $5,841,000 during the six months ended March 31, 2021 to $7,190,000 during the current period. This increase is primarily due to an increase in G&A headcount that has occurred as the Company has grown. We expect salaries expense to continue to increase as our headcount continues to increase to support our expanding clinical pipeline.

Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by $492,000 from $1,838,000 during the three months ended March 31, 2021 to $2,330,000 during the current period. Professional/outside services expense increased by $687,000 from $3,820,000 during the six months ended March 31, 2021 to $4,507,000 during the current period. We expect future professional/outside services expense to increase as we continue to increase discovery efforts.

Facilities-related expense decreased by $85,000 from $787,000 during the three months ended March 31, 2021 to $702,000 during the current period. Facilities-related expense decreased by $135,000 from $1,517,000 during the six months ended March 31, 2021 to $1,382,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California. The decrease in facilities related expenses is due to a decrease in building maintenance and repair costs. We expect future facilities related expenses to increase as we continue to increase our headcount & footprint to support our discovery efforts.

Other G&A expense increased by $556,000 from $1,355,000 during the three months ended March 31, 2021 to $1,911,000 during the current period. Other G&A expense increased by $881,000 from $2,048,000 during the six months ended March 31, 2021 to $2,929,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses.  The increase is due to increased information technology costs to support the Company’s increased headcount.

Stock compensation expense, a non-cash expense, increased by $16,207,000 from $8,953,000 during the three months ended March 31, 2021 to $25,160,000 during the current period. Stock compensation expense, a non-cash expense, increased by $30,836,000 from $11,611,000 during the six months ended March 31, 2021 to $42,447,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the current period is due to a performance award that was achieved earlier than anticipated, as well as a modification of certain performance awards to include market conditions. The fair value of market condition-based awards is expensed ratably over the service period and is not adjusted for actual achievement. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.

Depreciation and amortization expense, a noncash expense, increased by $248,000 from $156,000 during the three months ended March 31, 2021 to $404,000 during the current period. Depreciation and amortization expense, a noncash expense, increased by $497,000 from $310,000 during the six months ended March 31, 2021 to $807,000 during the current period.  The increase is primarily related to amortization of leasehold improvements for our corporate headquarters.

Other Income/Expense

Other income/expense was income of $1,414,000 during the three months ended March 31, 2021 compared to $2,813,000 during the current period. Other income/expense was income of $4,735,000 during the six months ended March 31, 2021 compared to $3,262,000 during the current period.  Other income is primarily related to interest income and realized and unrealized gain/loss on our marketable securities. The increase in other income/expense is due to lower yields on more recently purchased bonds and increase in unrealized loss on our marketable securities offset by a property tax credit the company received during the current period.

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

At March 31, 2022, the Company had cash on hand of approximately $86.4 million as compared to $184.4 million at September 30, 2021.  Cash invested in short-term fixed income securities and marketable securities was $315.5 million at March 31, 2022, compared to $183.4 million at September 30, 2021.  Cash invested in long-term fixed income securities was $201.6 million at March 31, 2022, compared to $245.6 million at September 30, 2021. The Company also entered into an Open Market Sale Agreement (the “ATM Agreement”) in August 2020, pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC.  As of March 31, 2022, no shares have been sold under the ATM Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the six months ended March 31, 2022 and 2021 is as follows:

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cash flow from:
Operating activities	1,383	224,951
Investing activities	(103,140)	(3,892)
Financing activities	3,731	7,735
Net increase (decrease) in cash and cash equivalents	(98,026)	228,794
Cash and cash equivalents at beginning of period	184,434	143,583
Cash and cash equivalents at end of period	86,408	372,377

During the six months ended March 31, 2022, cash flow used by operating activities was $1.4 million, which was primarily due to the receipt of the $120.0 million upfront payment from GSK, partially offset by the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $103.1 million, which was primarily related to the purchase of property and equipment of $10.5 million and net purchase of investments of $92.6 million. Cash provided by financing activities of $3.7 million was related to cash received from stock option exercises.

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

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2021. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2022.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2021 other than the risk factors presented below. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Risks Related to Our Discovery, Development, and Commercialization of Medicines

Our success depends on the attraction and retention of senior management and scientists with relevant expertise.

Our future success depends to a significant extent on the continued services of our key employees, including our senior scientific, technical and managerial personnel. We do not maintain key person life insurance for any of our executives and we do not maintain employment agreements with many senior employees. Competition for qualified employees in the pharmaceutical industry is high, and our ability to execute our strategy will depend in part on our ability to continue to attract and retain qualified scientists, management and other employees. This will depend in part on our ability to create and maintain a desirable workplace culture, which may be impacted by the long-term effects of the COVID-19 pandemic on the nature of the office environment and employee preferences for remote working. In addition, the market for qualified employees in the pharmaceutical industry is experiencing labor shortages and inflationary pressures are causing salaries and wages to increase, all of which exacerbates these competitive dynamics. If we are unable to find, hire and retain qualified individuals, we will have difficulty implementing our business plan in a timely manner, or at all.

Geopolitical risks associated with the ongoing Russia-Ukraine conflict have impacted our clinical trial plans and could have an adverse impact on our business, financial condition and results of operations.

The ongoing conflict between Russia and Ukraine has caused or exacerbated volatility and disruptions to various aspect of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions and counter-sanctions, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. Sanctions imposed by the U.S., EU, and other countries in response to the Russia-Ukraine conflict and any response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. Additionally, the ongoing conflict has impacted our business decisions with respect to potential clinical trial sites in Europe. For example, a number of our clinical trial sites we had previously planned to use in Russia, Ukraine and Belarus were shut down and we have sought alternatives in other geographies. We cannot be certain of the overall impact of the conflict on our ability to conduct and complete our clinical trials as planned. However, interruptions of our clinical trials can result in significant delays or termination of the research, development or commercialization of our drug candidates, which could impair our ability to generate revenues and harm our business and financial condition. The potential effects of the conflict could also amplify many of the other risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Risks Related to Our Intellectual Property

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

We have licensed rights to pending patents and have filed and expect to continue to file patent applications. Researchers sponsored by us may also file patent applications that we may need to license. Such patent applications may not be available for licensing or may not be economically feasible to license. Certain of our patents may not be granted or may not contain claims of the necessary breadth because, for example, prior patents exist. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Even if ultimately successful, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated or held unenforceable, and thus frustrate commercialization of products. Even if patents are issued and are enforceable, others may develop similar, superior or parallel technologies to any technology developed by us and not infringe on our patents. Our technology may prove to infringe upon patents or rights owned by others. Patent prosecution and maintenance is expensive, and we may be forced to curtail prosecution or maintenance if our cash resources are limited. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. In addition, the laws of some foreign countries in which we do business, including through our joint ventures, do not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to adequately protect our owned intellectual property or derive sufficient value from our licensed or owned intellectual property, the value of your investment may decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document Description

10.1*† 31.1*

First Amendment to Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc. dated March 15, 2022

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: May 10, 2022

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)