Form 10-Q
period 2022-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission file number 001-38042
_____________________________________
ARROWHEAD PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	46-0408024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
177 E. Colorado Blvd, Suite 700
Pasadena, California 91105
(626) 304-3400
(Address and telephone number of principal executive offices)
Former name, former address, and former fiscal year, if changed since last report: N/A
_____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 28, 2022 was 105,848,963.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	(unaudited) June 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,439	$184,434
Accounts receivable	239	10,255
Prepaid expenses	6,761	4,362
Other current assets	8,892	2,191
Marketable securities	—	126,728
Short term investments	277,057	56,627
TOTAL CURRENT ASSETS	432,388	384,597
Property and equipment, net	71,904	48,675
Intangible assets, net	12,387	13,663
Long term investments	165,920	245,595
Right-of-use assets	68,908	17,346
Other assets	275	272
TOTAL ASSETS	$751,782	$710,148
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,894	$9,457
Accrued expenses	32,499	14,001
Accrued payroll and benefits	2,648	9,773
Lease liabilities	2,883	2,250
Deferred revenue	84,288	111,055
TOTAL CURRENT LIABILITIES	128,212	146,536
LONG-TERM LIABILITIES
Lease liabilities, net of current portion	78,231	23,295
Deferred revenue, net of current portion	71,162	131,495
TOTAL LONG-TERM LIABILITIES	149,393	154,790
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Arrowhead Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 145,000 shares authorized; 105,795 and 104,327 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	198	197
Additional paid-in capital	1,189,113	1,053,386
Accumulated other comprehensive loss	(140)	(69)
Accumulated deficit	(735,244)	(644,692)
TOTAL ARROWHEAD PHARMACEUTICALS INC. STOCKHOLDERS' EQUITY	453,927	408,822
Noncontrolling Interest	20,250	—
TOTAL STOCKHOLDERS’ EQUITY	474,177	408,822
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$751,782	$710,148
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$32,412	$45,891	$211,656	$100,004
OPERATING EXPENSES
Research and development	72,180	59,325	213,930	140,576
General and administrative expenses	33,141	18,434	92,403	43,581
TOTAL OPERATING EXPENSES	105,321	77,759	306,333	184,157
OPERATING INCOME (LOSS)	(72,909)	(31,868)	(94,677)	(84,153)
OTHER INCOME
Interest income, net	1,240	1,280	3,450	4,972
Other income (expense)	(377)	664	675	1,707
TOTAL OTHER INCOME	863	1,944	4,125	6,679
INCOME (LOSS) BEFORE INCOME TAXES	(72,046)	(29,924)	(90,552)	(77,474)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(72,046)	(29,924)	(90,552)	(77,474)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.68)	$(0.29)	$(0.86)	$(0.75)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.68)	$(0.29)	$(0.86)	$(0.75)
Weighted average shares outstanding - basic	105,753	104,099	105,273	103,569
Weighted average shares outstanding - diluted	105,753	104,099	105,273	103,569
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(33)	(40)	(71)	44
COMPREHENSIVE INCOME (LOSS)	$(72,079)	$(29,964)	$(90,623)	$(77,430)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity and Noncontrolling Interest
(unaudited)
(In thousands, except per share amounts)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrollling Interest	Totals
Balance at March 31, 2021	104,020	$196	$996,645	$102	$(551,394)	$—	$445,549
Stock-based compensation	—	—	18,549	—	—	—	18,549
Exercise of stock options	161	1	2,755	—	—	—	2,756
Common stock - restricted stock units vesting	28	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(40)	—	—	(40)
Net income (loss) for the three months ended June 30, 2021	—	—	—	—	(29,924)	—	(29,924)
Balance at June 30, 2021	104,209	$197	$1,017,949	$62	$(581,318)	$—	$436,890

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrollling Interest	Totals
Balance at March 31, 2022	105,702	$198	$1,115,373	$(107)	$(663,198)	$—	$452,266
Stock-based compensation	—	—	33,391	—	—	—	33,391
Exercise of stock options	53	—	599	—	—	—	599
Common stock - restricted stock units vesting	40	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	—	(33)
Interest in joint venture	—	—	39,750	—	—	20,250	60,000
Net income (loss) for the three months ended June 30, 2022	—	—	—	—	(72,046)	—	(72,046)
Balance at June 30, 2022	105,795	$198	$1,189,113	$(140)	$(735,244)	$20,250	$474,177

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrollling Interest	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$—	$461,779
Stock-based compensation	—	—	42,051	—	—	—	42,051
Exercise of stock options	981	1	10,489	—	—	—	10,490
Common stock - restricted stock units vesting	852	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	44	—	—	44
Net income (loss) for the nine months ended June 30, 2021	—	—	—	—	(77,474)	—	(77,474)
Balance at June 30, 2021	104,209	$197	$1,017,949	$62	$(581,318)	$—	$436,890

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrollling Interest	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822
Stock-based compensation	—	—	91,697	—	—	—	91,697
Exercise of stock options	497	—	4,281	—	—	—	4,281
Common stock - restricted stock units vesting	971	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(71)	—	—	(71)
Interest in joint venture	—	—	39,750	—	—	20,250	60,000
Net income (loss) for the nine months ended June 30, 2022	—	—	—	—	(90,552)	—	(90,552)
Balance at June 30, 2022	105,795	$198	$1,189,113	$(140)	$(735,244)	$20,250	$474,177
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(In thousands, except per share amounts)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(90,552)	$(77,474)
Stock-based compensation	91,697	42,051
Depreciation and amortization	7,761	5,763
Unrealized (gains) losses on marketable securities	5,755	(1,387)
Amortization/(accretion) of note premiums/discounts	2,013	142
Changes in operating assets and liabilities:
Accounts receivable	10,016	174
Prepaid expenses and other current assets	(8,876)	(2,895)
Deferred revenue	(87,100)	211,392
Accounts payable	(3,563)	3,208
Accrued expenses	1,713	13,682
Other	3,672	685
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(67,464)	195,341
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,066)	(15,368)
Purchases of investments	(223,391)	(95,195)
Proceeds from sale of investments	201,595	87,130
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,862)	(23,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	4,331	10,490
Proceeds from investment in joint venture	60,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,331	10,490
NET INCREASE (DECREASE) IN CASH	(44,995)	182,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	184,434	143,583
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,439	$325,981
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), Visirna Therapeutics Inc. ("Visirna"), and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, par value $0.001 per share, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock, par value $0.001 per share, and (6) the term “Stockholder(s)” refers to the holders of Arrowhead’s Common Stock.
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Recent Developments
Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC2 for cystic fibrosis, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases, ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions and ARO-MMP7 for idiopathic pulmonary fibrosis. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018. Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016. While the Company believes that initial ARO-HIF2 Phase 1 clinical data provides proof of concept for the ability to deliver siRNA to RCC tumors, the Company has decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.
Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first three quarters of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline. Several key recent developments include:
i)dosed the first patients in its PALISADE study, a phase 3 clinical study to evaluate the safety and efficacy of ARO-APOC3 in adults with familial chylomicronemia syndrome (FCS);
ii)entered into an exclusive license agreement with GSK for ARO-HSD;
iii)Janssen presented clinical data from REEF-1, a Phase 2b study of different combination regimens, including JNJ-73763989 (JNJ-3989), formerly called ARO-HBV, and/or JNJ-56136379 (JNJ-6379), and a nucleos(t)ide analog (NA) for the treatment of chronic hepatitis B virus infection (CHB);
iv)filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 and subsequently dosed the first subjects in AROC3-1001, a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNA interference (RNAi) therapeutic designed to reduce production of complement component 3 (C3) as a potential therapy for various complement mediated diseases;
v)presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001;

vi)completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin and held a groundbreaking ceremony on the site. The site is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company's process development and analytical activities. The Company also announced that it received awards for up to $16 million in tax increment financing from the city of Verona, and up to $2.5 million in refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives to invest in the local community and create new jobs. Additionally, The Company entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California to support discovery activities;
vii)completed enrollment in Phase 2b ARCHES-2 study of investigational ARO-ANG3 for patients with mixed dyslipidemia;
viii)filed for regulatory clearance to initiate Phase 1/2a study of ARO-RAGE for treatment of Asthma;
ix)filed for regulatory clearance to initiate Phase 1/2a study of ARO-MUC5AC for treatment of muco-obstructive lung disease;
x)initiated and dosed the first patients in the Phase 2 GATEWAY clinical study of investigational ARO-ANG3 for the treatment of patients with homozygous familial hypercholersterolemia;
xi)entered into definitive agreements to form a joint venture, Visirna Therapeutics, Inc. (“Visirna”) with Vivo Capital (“Vivo”) through which the Company and Vivo intend to expand the reach of innovative medicines in Greater China;
xii)hosted a pulmonary research & development (R&D) Day to discuss the Company’s emerging pipeline of pulmonary targeted RNA interference (RNAi) therapeutic candidates that leverage its proprietary Targeted RNAi Molecule (TRIMTM) platform, including an announcement of its previously undisclosed candidate designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic pulmonary fibrosis (IPF); and
xiii)in conjunction with Takeda, announced results from a Phase 2 clinical study (AROAAT-2002) of investigational fazirsiran (TAK-999/ARO-AAT) for the treatment of liver disease associated with alpha-1 antitrypsin deficiency (AATD), and was recently published in the New England Journal of Medicine (NEJM) and presented in an oral presentation at The International Liver Congress™ 2022 - The Annual Meeting of the European Association for the Study of the Liver (EASL).
The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and nine months ended June 30, 2022 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.
Liquidity
The Consolidated Financial Statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern. Historically, the Company’s primary sources of financing have been through the sale of its securities and revenue from its licensing and collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded significantly. Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials, as well as with the Company’s plans to increase its internal manufacturing capabilities, and expand its footprint in Verona, Wisconsin and San Diego, California.

At June 30, 2022, the Company had $139.4 million in cash and cash equivalents (including $7.4 million in restricted cash), $277.1 million in short-term investments, $0 in marketable securities and $165.9 million in long-term investments to fund operations. $60 million of our cash balance resulted from the formation of our joint venture, Viserna. During the nine months ended June 30, 2022, the Company’s cash and investments balance decreased by $31.0 million, which was primarily due to cash being used to fund the Company’s operations, partially offset by the $120.0 million upfront payment received from GSK, and $60 million cash infusion to Viserna.
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending September 30, 2022 or any other period.

The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries, as well as the accounts of Visirna, a variable interest entity for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our unaudited consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC.
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
The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three and nine months ended June 30, 2022 and 2021, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
Janssen Pharmaceuticals, Inc.
On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989. Under the Janssen Collaboration Agreement, Janssen was able to select three new targets against which Arrowhead would develop clinical candidates. These candidates were subject to certain restrictions and do not include candidates that already were in the Company’s pipeline. The Company was obligated to perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, would have been sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen would have the option to take an exclusive license. If the option was exercised, Janssen would have been wholly responsible for clinical development and commercialization of each optioned candidate. Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $0.6 billion in development and sales milestone payments for the remaining target covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement. During the three months ended June 30, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement.
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
The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed. The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services. The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. During the three months ended June 30, 2022 and 2021, the Company recognized approximately $0 and $0 of revenue associated with this performance obligation, respectively. During the nine months ended June 30, 2022 and 2021, the Company recognized approximately $0 and $20.2 million of revenue associated with this performance obligation, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
The Company has conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement. All costs and labor hours spent by the Company have been entirely funded by Janssen. During the three months ended June 30, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement as reported in the second quarter of 2022. During the three months ended June 30, 2022 and 2021, the Company recognized $0.0 million and $0.2 million of revenue associated with these efforts, respectively. During the nine months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0.5 million of revenue associated with these efforts, respectively. In May 2021, Janssen exercised its option right for ARO-JNJ1, which resulted in a $10.0 million milestone payment to the Company. This $10 million milestone payment was recognized entirely during the three months ended June 30, 2021. As of June 30, 2022, there were $0 of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
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
The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment. The Company has excluded any future milestones or royalties from this transaction price to date. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services. Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended June 30, 2022 and 2021 was $25.5 million and $35.7 million, respectively. Revenue for the nine months ended June 30, 2022 and 2021 was $67.1 million and $69.3 million, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, $71.0 million in contract liabilities recorded as deferred revenue and $71.2 million in contract liabilities recorded as deferred revenue, net of the current portion, and $7.8 million in contract liabilities recorded as accrued expenses. The $7.8 million in accrued expenses was primarily driven by co-development and co-commercialization activities.
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
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties, from this transaction price to date. The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended June 30, 2022 and 2021 was $6.7 million and $0, respectively. Revenue for the nine months ended June 30, 2022 and 2021 was $20.0 million and $0, respectively. As of June 30, 2022, there were $0 million in contract assets recorded as accounts receivable, $13.3 million in contract liabilities recorded as deferred revenue.
The Company has manufactured ARO-XDH material for Horizon in furtherance of the research plan entered into pursuant to the Horizon License Agreement, for which the Company has been reimbursed for its costs. During the nine months ended June 30, 2022 and 2021, the Company recognized $1.3 million and $0 with these efforts, respectively. As of June 30, 2022, there were $0.0 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
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

The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The $120.0 million upfront payment was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million will be fully recognized as of the three and nine months ended June 30, 2022. Revenue for the nine months ended June 30, 2022 and 2021 was $120.0 million and $0, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, $0 in contract liabilities recorded as deferred revenue.

Joint Venture and License Agreement with Visirna Therapeutics, Inc.

On April 25, 2022, the Company entered into a License Agreement (the “Visirna License Agreement”) with Visirna Therapeutics, Inc. (“Visirna”), pursuant to which Visirna received an exclusive license to develop, manufacture and commercialize four of Arrowhead’s RNAi-based investigational cardiobolic medicines in Greater China (including the People’s Republic of China, Hong Kong, Macau and Taiwan). Pursuant to a Share Purchase Agreement entered into simultaneously with the Visirna License Agreement (the “Visirna SPA”), the Company acquired a majority stake in Visirna (after accounting for shares reserved for Visirna’s employee stock ownership plan) as partial consideration for the Visirna License Agreement. Under the Visirna SPA, entities affiliated with Vivo Capital (“Vivo”) also acquired a minority stake in Visirna in exchange for $60 million in upfront capital to support the operations of Visirna. As further consideration under the Visirna License Agreement, the Company is also eligible to receive potential royalties on commercial sales.

The Company has determined that Visirna is a variable interest entity upon its formation and as of June 30, 2022, and it has been determined that Arrowhead is the primary beneficiary; accordingly, Arrowhead consolidates the financial statements of Visirna.
NOTE 3. PROPERTY AND EQUIPMENT
The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2022	September 30, 2021
	(In thousands)
Computers, software, office equipment and furniture	$2,210	$2,170
Research equipment	31,678	27,500
Leasehold improvements	42,017	41,524
Construction in Progress	22,338	345
Land	2,996	—
Total gross fixed assets	101,239	71,539
Less: Accumulated depreciation and amortization	(29,335)	(22,864)
Property and equipment, net	$71,904	$48,675
Depreciation and amortization expense for property and equipment for the three months ended June 30, 2022 and 2021 was $2.2 million and $1.6 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended June 30, 2022 and 2021 was $6.5 million and $4.5 million, respectively. Construction in Progress relates to the Company’s Verona and San Diego research facilities. Land relates to the Company’s Verona, Wisconsin research facility.
NOTE 4. INVESTMENTS

Investments at June 30, 2022 primarily consisted of commercial paper and corporate bonds that have maturities of less than 36 months and a certificate of deposit. Cash and cash equivalents consist of cash on hand and commercial paper purchased with 90-days or less remaining to maturity. The Company’s corporate bonds consist of both short-term and long-term bonds and are classified as “held-to-maturity” on the Company’s Consolidated Balance Sheets. The Company’s certificate of deposit matures in less than 12 months and is classified as “held-to-maturity” on the Company’s Consolidated Balance Sheet,’. The Company’s marketable equity securities consisted of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, corporate bonds and other asset-backed debt securities. Dividends from these funds were automatically re-invested. In April 2022, all marketable securities were sold for $122.3 million. The Company may also invest excess cash balances in money market accounts, and these securities would be classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company accounts for its “held-to-maturity” investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities and its marketable equity securities in accordance with ASC 321, Investments – Equity Securities. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended June 30, 2022.
The following tables summarize the Company’s short-term and long-term investments and marketable securities as of June 30, 2022 and September 30, 2021 by measurement category:

	As of June 30, 2022
	(In thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Classified as Cash Equivalents
Commercial notes (due within ninety days)	$25,325	$11	$—	$25,336
Classified as Held to Maturity
Commercial notes (due within one year)	$227,057	$21	$(1,588)	$225,490
Commercial notes (due within one through three years)	$165,920	$—	$(6,380)	$159,540
Certificate of deposit (due within one year)	$50,000	$—	$—	$50,000
Classified as Marketable Securities
Marketable securities	$—	$—	$—	$—
Total	$468,302	$32	$(7,968)	$460,366

	As of September 30, 2021
	(In thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Classified as Held to Maturity
Commercial notes (due within one year)	$56,627	$803	$—	$57,430
Commercial notes (due within one through three years)	$195,595	$1,151	$(103)	$196,643
Certificate of deposit (due within one through two years)	$50,000	$—	$—	$50,000
Classified as Marketable Securities
Marketable securities	$127,481	$—	$(753)	$126,728
Total	$429,703	$1,954	$(856)	$430,801
NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The license agreement associated with the Novartis RNAi asset acquisition is being amortized over the estimated life remaining at the time of acquisition, which was 21 years, and the accumulated amortization of the asset is $1.1 million. The patents associated with the Novartis RNAi asset acquisition are being amortized over the estimated life remaining at the time of acquisition, which was 14 years, and the accumulated amortization of the assets is $11.4 million. Amortization expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.4 million, respectively. Amortization expense for the nine months ended June 30, 2022 and 2021 was $1.3 million and $1.3 million, respectively. Amortization expense is expected to be $0.4 million for the remainder of fiscal 2022, $1.7 million in 2023, $1.7 million in 2024, $1.7 million in 2025, $1.7 million in 2026 and $5.2 million thereafter.
The following table provides details on the Company’s intangible asset balances:

Intangible Assets Subject to Amortization
(in thousands)
Balance at September 30, 2021	$13,663
Impairment	—
Amortization	(1,276)
Balance at June 30, 2022	$12,387
NOTE 6. STOCKHOLDERS’ EQUITY
At June 30, 2022, the Company had a total of 150,000,000 shares of capital stock authorized for issuance, consisting of 145,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.
At June 30, 2022, 105,795,456 shares of Common Stock were outstanding. At June 30, 2022, 13,942,716 shares of Common Stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under Arrowhead’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
In August 2020, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. The Company is not required to sell shares under the ATM Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Unless otherwise terminated, the ATM Agreement continues until the earlier of selling all shares available under the ATM Agreement or December 2, 2022. At June 30, 2022, no shares have been sold under the ATM Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2022.
Commitments
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support process development and analytical activities. Arrowhead intends to invest between $200 million and $250 million into the buildout of the facilities. As part of this acquisition, the Company also entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the TIF district, and will be reimbursed by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay as reimbursements under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.

Technology License Commitments
The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products the Company may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments. Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon a new drug application and upon certain sales level milestones. These milestone payments could amount to the mid to upper double-digit millions of dollars. During the three and nine months ended June 30, 2022 and 2021, the Company did not reach any milestones. Under certain agreements, the Company may be required to make mid to high single-digit percentage royalty payments based on a percentage of sales of the relevant products.
NOTE 8. LEASES
Leases
In April 2019, the Company entered into a lease for its corporate headquarters in Pasadena, California. The 91 month office building lease between the Company and 177 Colorado Owner, LLC is for approximately 24,000 square feet of office space located at 177 E. Colorado Blvd, Pasadena, California. The increased capacity of this new office space compared to the Company’s prior corporate headquarters will accommodate increased personnel as the Company’s pipeline of drug candidates expands and moves closer to market. Lease payments began on September 30, 2019 and are estimated to total approximately $8.7 million over the term. The lease expires on April 30, 2027. The Company has paid approximately $3.5 million for leasehold improvements, net of tenant improvement allowances. The lease contains an option to renew for one term of five years. The exercise of this option was not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2022. On October 23, 2020, the Company entered into a lease expansion to add an additional approximately 24,000 square feet of office space at the same location for its corporate headquarters. Lease payments for the expansion began in July 2021 and the lease for the expansion expires in April 2027. The lease payments for the expansion are expected to total $6.9 million. The Company has paid approximately $4.0 million of leasehold improvements, net of tenant improvement allowances, for the lease expansion.
In January 2016, the Company entered into a lease for its research facility in Madison, Wisconsin. The lease was for approximately 60,000 square feet of office and laboratory space and had an expiration date of September 30, 2026. The lease was amended in January 2019 and May 2020 to expand the rentable square feet by an additional 40,000 square feet and to extend the lease expiration date to September 30, 2031. Lease payments are estimated to total approximately $26.2 million for the term. The Company incurred approximately $11.0 million of leasehold improvements for the additional 40,000 square feet, net of tenant improvement allowances. The lease contains two options to renew for two terms of five years. The exercise of these options were not determined to be reasonably certain and thus was not included in lease liabilities on the Company’s Consolidated Balance Sheet at June 30, 2022. In November 2020 and December 2020, the Company entered into amendments to expand the rentable square space by an additional 10,743 square feet and these amendments added a total of approximately $1.2 million of lease payments for the remainder of the term.
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
On November 19, 2021, the Company entered into a new lease for a San Diego, California research facility. The 15-year lease is for approximately 144,000 square feet of office and research and development laboratory space to be constructed in San Diego, California. This lease will replace the Company’s current research facility sublease for property located in San Diego, California. The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for the Company’s expanding pipeline of current and future drug candidates. The estimated rent commencement date for the lease is in March 2023, after construction and leasehold improvements have been completed. The lease payments, which begin on the rent commencement date, will be approximately $119.0 million over the initial 15-year term. The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $31.0 million for leasehold improvements, net of tenant improvement allowances. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the

Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. .
Operating lease cost during the three months ended June 30, 2022 and 2021 was $3.4 million and $1.6 million, respectively. Operating lease cost during the nine months ended June 30, 2022 and 2021 was $6.0 million and $3.6 million, respectively. Variable lease costs for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Variable lease costs for the nine months ended June 30, 2022 and 2021 was $0.5 million and $0.6 million, respectively. There was no short-term lease cost during the three and nine months ended June 30, 2022 and 2021.
The following table presents payments of operating lease liabilities on an undiscounted basis as of June 30, 2022:

(in thousands)
2022 (remainder of fiscal year)	$1,309
2023	5,802
2024	8,094
2025	11,800
2026	12,313
2027 and thereafter	114,109
Total	$153,427
Less imputed interest	$(72,313)
Total operating lease liabilities (includes current portion)	$81,114
Cash paid for the amounts included in the measurement of the operating lease liabilities on the Company’s Consolidated Balance Sheet and included in Other changes in operating assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021 was $3.4 million and $2.2 million, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of June 30, 2022 was 7.3 years and 8.5%, respectively.
NOTE 9. STOCK-BASED COMPENSATION
Arrowhead has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, as of June 30, 2022, 216,607 and 4,114,999 shares, respectively, of Arrowhead’s Common Stock are reserved for the grant of stock options, stock appreciation rights, and restricted stock unit awards to employees, consultants and others. No further grants may be made under the 2004 Equity Incentive Plan. As of June 30, 2022, there were options granted and outstanding to purchase 216,607 and 1,806,987 shares of Common Stock under the 2004 Equity Incentive Plan and the 2013 Incentive Plan, respectively, and there were 2,308,012 restricted stock units granted and outstanding under the 2013 Incentive Plan. As of June 30, 2022, there were 816,248 shares reserved for options and 682,500 shares reserved for restricted stock units issued as inducement grants to new employees outside of equity compensation plans. As of June 30, 2022, there were 3,000 shares of Common Stock reserved for options and 1,507,267 shares of Common Stock reserved for restricted stock units granted and outstanding under the 2021 Incentive Plan. As of June 30, 2022, the total number of shares available under the 2021 Incentive Plan was 6,627,845 shares, which includes 119,612 shares that were forfeited under the 2013 Incentive Plan.

Stock Options
The following table summarizes information about stock options:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2021	3,456,239	$19.60
Granted	—	—
Cancelled	(106,801)	43.68
Exercised	(506,596)	8.45
Balance at June 30, 2022	2,842,842	$20.60	5.1 years	$55,434,252
Exercisable at June 30, 2022	2,370,089	$16.14	4.6 years	$52,941,990
Stock-based compensation expense related to stock options for the three months ended June 30, 2022 and 2021 was $2.6 million and $3.2 million, respectively. Stock-based compensation expense related to stock options for the nine months ended June 30, 2022 and 2021 was $8.3 million and $9.6 million, respectively. For non-qualified stock options, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.
The grant date fair value of the options granted by the Company for the three months ended June 30, 2022 and 2021 was $0 and $0.9 million, respectively. The grant date fair value of the options granted by the Company for the nine months ended June 30, 2022 and 2021 was $0 and $9.0 million, respectively.
The intrinsic value of the options exercised during the three months ended June 30, 2022 and 2021 was $1.6 million and $10.2 million, respectively. The intrinsic value of the options exercised during the nine months ended June 30, 2022 and 2021 was $24.9 million and $63.0 million, respectively.
As of June 30, 2022, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $14.9 million will be recognized in the Company’s results of operations over a weighted average period of 1.7 years.
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
The assumptions used to value stock options are as follows:

	Nine Months Ended June 30,
	2022	2021
Dividend yield	N/A	—
Risk-free interest rate	N/A	0.4% - 1.1%
Volatility	N/A	86% - 90.4%
Expected life (in years)	N/A	6.25
Weighted average grant date fair value per share of options granted	N/A	$48.64
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested at September 30, 2021	3,831,850	$61.24
Granted	1,691,367	56.73
Vested	(962,188)	49.10
Forfeited	(95,625)	69.32
Unvested at June 30, 2022	4,465,404	$61.97
During the three months ended June 30, 2022 and 2021, the Company recorded $33.7 million and $15.4 million of expense related to RSUs, respectively. During the nine months ended June 30, 2022 and 2021, the Company recorded $83.4 million and $32.5 million of expense related to RSUs, respectively. Such expense is included in stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For RSUs, the expense creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.
For RSUs, the grant date fair value of the award is based on the Company’s closing stock price at the grant date, with consideration given to the probability of achieving performance conditions for performance-based awards. The grant date fair value of the RSUs granted by the Company for the three months ended June 30, 2022 and 2021 was $42.5 million and $3.1 million, respectively. The grant date fair value of the RSUs granted by the Company for the nine months ended June 30, 2022 and 2021 was $95.2 million and $112.1 million, respectively.
As of June 30, 2022, the pre-tax compensation expense for all unvested RSUs in the amount of $190.3 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.
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

The following table summarizes fair value measurements at June 30, 2022 and September 30, 2021 for assets and liabilities measured at fair value on a recurring basis:
June 30, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Classified as Cash and cash equivalents
Commercial Notes	$—	$25,336	$—	$25,336
Classified as Marketable Securities
Marketable securities	$—	$—	$—	$—
Classified as Held to Maturity
Short-term investments	$—	$225,490	$—	$225,490
Long-term investments	$—	$159,540	$—	$159,540
Certificate of deposits	$50,000	$—	$—	$50,000
Classified as Contingent Consideration
Contingent consideration	$—	$—	$—	$—
September 30, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Classified as Marketable Securities
Marketable securities	$126,728	$—	$—	$126,728
Classified as Held to Maturity
Short-term investments	$—	$57,430	$—	$57,430
Long-term investments	$—	$196,643	$—	$196,643
Certificate of deposit	$50,000	$—	$—	$50,000
Classified as Contingent Consideration
Contingent consideration	$—	$—	$—	$—
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. In addition, many of these risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As such, our actual results may differ materially from those expressed in any forward-looking statements. Readers should carefully review the factors identified in our most recent Annual Report on Form 10-K under the caption “Risk Factors” as well as the additional risks and uncertainties described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Description of Business
Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), Visirna Therapeutics Inc. ("Visirna"), and Arrowhead Australia Pty Ltd (“Arrowhead Australia”), (4) the term “Common Stock” refers to Arrowhead’s Common Stock, par value $0.001 per share, (5) the term “Preferred Stock” refers to Arrowhead’s Preferred Stock, par value $0.001 per share, and (6) the term “Stockholder(s)” refers to the holders of Arrowhead’s Common Stock.
Overview
Arrowhead Pharmaceuticals, Inc. develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, Arrowhead therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference (“RNAi”) is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. The Company’s pipeline includes ARO-APOC3 for hypertriglyceridemia, ARO-ANG3 for dyslipidemia, ARO-ENaC2 for cystic fibrosis, ARO-DUX4 for facioscapulohumeral muscular dystrophy, ARO-COV for the coronavirus that causes COVID-19 and other possible future pulmonary-borne pathogens, ARO-C3 for complement mediated diseases, ARO-RAGE and ARO-MUC5AC for various muco-obstructive or inflammatory pulmonary conditions and ARO-MMP7 for idiopathic pulmonary fibrosis. ARO-HSD for liver disease was out-licensed to Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”) in November 2021. ARO-XDH is being developed for uncontrolled gout under a collaboration agreement with Horizon Therapeutics Ireland DAC (“Horizon”). JNJ-75220795 (ARO-JNJ1) is being developed by Janssen as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). ARO-AAT for liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) was out-licensed to Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) in October 2020. JNJ-3989 (formerly referred to as ARO-HBV) for chronic hepatitis B virus was out-licensed to Janssen in October 2018. Olpasiran (formerly referred to as AMG 890 or ARO-LPA) for cardiovascular disease was out-licensed to Amgen Inc. (“Amgen”) in 2016. While the Company believes that initial ARO-HIF2 Phase 1 clinical data provides proof of concept for the ability to deliver siRNA to RCC tumors, the Company has decided not to pursue further clinical development of ARO-HIF2 based on a number of factors including the evolving competitive landscape for HIF2 inhibitors.

Arrowhead operates lab facilities in Madison, Wisconsin and San Diego, California, where the Company’s research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first three quarters of fiscal 2022, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support the Company’s growing pipeline. Several key recent developments include:
i)dosed the first patients in its PALISADE study, a phase 3 clinical study to evaluate the safety and efficacy of ARO-APOC3 in adults with familial chylomicronemia syndrome (FCS);
ii)entered into an exclusive license agreement with GSK for ARO-HSD;
iii)Janssen presented clinical data from REEF-1, a Phase 2b study of different combination regimens, including JNJ-73763989 (JNJ-3989), formerly called ARO-HBV, and/or JNJ-56136379 (JNJ-6379), and a nucleos(t)ide analog (NA) for the treatment of chronic hepatitis B virus infection (CHB);
iv)filed for regulatory clearance to begin a Phase 1/2a study of ARO-C3 and subsequently dosed the first subjects in AROC3-1001, a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNA interference (RNAi) therapeutic designed to reduce production of complement component 3 (C3) as a potential therapy for various complement mediated diseases;
v)presented additional interim clinical data from AROHSD1001, AROAAT2002, and AROAPOC31001;
vi)completed the purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin and held a groundbreaking ceremony on the site. The site is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company's process development and analytical activities. The Company also announced that it received awards for up to $16 million in tax increment financing from the city of Verona, and up to $2.5 million in refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives to invest in the local community and create new jobs. Additionally, The Company entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California to support discovery activities;
vii)completed enrollment in Phase 2b ARCHES-2 study of investigational ARO-ANG3 for patients with mixed dyslipidemia;
viii)filed for regulatory clearance to initiate Phase 1/2a study of ARO-RAGE for treatment of Asthma;
ix)filed for regulatory clearance to initiate Phase 1/2a study of ARO-MUC5AC for treatment of muco-obstructive lung disease;
x)initiated and dosed the first patients in the Phase 2 GATEWAY clinical study of investigational ARO-ANG3 for the treatment of patients with homozygous familial hypercholersterolemia;
xi)entered into definitive agreements to form a joint venture, Visirna Therapeutics, Inc. (“Visirna”) with Vivo Capital (“Vivo”) through which the Company and Vivo intend to expand the reach of innovative medicines in Greater China;
xii)hosted a pulmonary research & development (R&D) Day to discuss the Company’s emerging pipeline of pulmonary targeted RNA interference (RNAi) therapeutic candidates that leverage its proprietary Targeted RNAi Molecule (TRIMTM) platform, including an announcement of its previously undisclosed candidate designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic pulmonary fibrosis (IPF); and
xiii)in conjunction with Takeda, announced results from a Phase 2 clinical study (AROAAT-2002) of investigational fazirsiran (TAK-999/ARO-AAT) for the treatment of liver disease associated with alpha-1 antitrypsin deficiency (AATD), and was recently published in the New England Journal of Medicine (NEJM) and presented in an oral presentation at The International Liver Congress™ 2022 -

The Annual Meeting of the European Association for the Study of the Liver (EASL).
The Company is actively monitoring the ongoing COVID-19 pandemic. The financial results for the three and nine months ended June 30, 2022 were not significantly impacted by COVID-19. Operationally, the Company has experienced delays in its earlier stage programs due to a shortage in non-human primates, which are critical to the Company’s preclinical programs. Additionally, the Company has experienced delays in enrollment in its clinical trials. The Company’s operations at its research and development facilities in Madison, Wisconsin and San Diego, California, and its corporate headquarters in Pasadena, California have continued with limited impact, other than for enhanced safety measures and intermittent lab supply shortages. However, the Company cannot predict the impact the progression of COVID-19 will have on future financial and operational results due to a variety of factors, including the ability of the Company’s clinical sites to continue to enroll subjects, the ability of the Company’s suppliers to continue to operate, the continued good health and safety of the Company’s employees and the length and severity of the COVID-19 pandemic.
Net losses were $72.0 million for the three months ended June 30, 2022 as compared to net losses of $29.9 million for the three months ended June 30, 2021. Net losses were $90.6 million for the nine months ended June 30, 2022 as compared to net losses of $77.5 million for the nine months ended June 30, 2021. Net losses per share-diluted were $0.68 for the three months ended June 30, 2022 as compared to net losses per share-diluted of $0.29 for the three months ended June 30, 2022. Net losses per share-diluted were $0.86 for the nine months ended June 30, 2022 as compared to net losses per share-diluted of $0.75 for the nine months ended June 30, 2021. The increase in net losses for the three months ended June 30, 2022 was due to an increase in research and development and general and administrative expenses as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases, partially offset by an increase in revenue from the Company’s license and collaboration agreements, primarily from the Takeda License Agreement (as defined below) and the Horizon License Agreement (as defined below).
The Company has strengthened its liquidity and financial position through upfront and milestone payments received under its collaboration agreements, as well as equity financings. Under the terms of the Company’s agreements with Janssen, taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock, and four milestone payments totaling $70.0 million. Under the terms of the Company’s agreements with Amgen, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s Common Stock and $30.0 million in milestone payments. The Takeda License Agreement resulted in a $300.0 million upfront payment, and the Horizon License Agreement resulted in a $40.0 million upfront payment. Finally, the GSK License Agreement resulted in an upfront payment of $120.0 million, which was received in January 2022. The Company had $139.4 million of cash and cash equivalents, $277.1 million in short-term investments, $165.9 million of long term investments and $751.8 million of total assets as of June 30, 2022, as compared to $184.4 million of cash and cash equivalents, $126.7 million of marketable securities, $56.6 million in short-term investments, $245.6 million of long term investments and $710.1 million of total assets as of September 30, 2021. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
Critical Accounting Policies and Estimates
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.
Results of Operations
The following data summarizes our results of operations for the following periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except per share amounts)
Revenues	$32,412	$45,891
Operating income (loss)	$(72,909)	$(31,868)
Net income (loss)	$(72,046)	$(29,924)
Net income (loss) per share-diluted	(0.68)	(0.29)

	Nine Months Ended June 30,
	2022	2021
	(in thousands, except per share amounts)
Revenues	$211,656	$100,004
Operating income (loss)	$(94,677)	$(84,153)
Net income (loss)	$(90,552)	$(77,474)
Net income (loss) per share-diluted	(0.86)	(0.75)
The increase in revenue for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 was driven by the revenue recognized from the GSK, Takeda and Horizon License Agreements.
Revenue
Total revenue for the three months ended June 30, 2022 and 2021 was $32.4 million and $45.9 million, respectively. Total revenue for the nine months ended June 30, 2022 and 2021 was $211.7 million and $100.0 million, respectively. Revenue for the nine months ended June 30, 2022 is primarily related to the recognition of the $120.0 million of revenue associated with the upfront payment received from GSK under the GSK License Agreement in the second quarter of 2022.
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
The Company has evaluated these agreements in accordance with FASB Topics 808 – Collaboration Arrangements and 606 - Revenue for Contracts from Customers. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. Future milestones and royalties achieved will be recognized in their entirety when earned. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. During the three and nine months ended June 30, 2022 and 2021, the Company recognized $0 and $0 of revenue associated with its agreement with Amgen, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable and $0 contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
Janssen Pharmaceuticals, Inc.
On October 3, 2018, the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) with Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company also entered into a stock purchase agreement with JJDC (“JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989. Under the Janssen

Collaboration Agreement, Janssen was able to select three new targets against which Arrowhead would develop clinical candidates. These candidates were subject to certain restrictions and do not include candidates that already were in the Company’s pipeline. The Company was obligated to perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, would have been sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen would have the option to take an exclusive license. If the option was exercised, Janssen would have been wholly responsible for clinical development and commercialization of each optioned candidate. Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in Arrowhead Common Stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $1.6 billion in development and sales milestones payments for the Janssen License Agreement, and up to $0.6 billion in development and sales milestone payments for the remaining target covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement and up to low teens under the Janssen Collaboration Agreement. During the three months ended June 30, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement.
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
The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed. The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services. The Company has recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. During the three months ended June 30, 2022 and 2021, the Company recognized approximately $0 and $0 of revenue associated with this performance obligation, respectively. During the nine months ended June 30, 2022 and 2021, the Company recognized approximately $0 and $20.2 million of revenue associated with this performance obligation, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
The Company has conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement. All costs and labor hours spent by the Company have been entirely funded by Janssen. During the three months ended June 30, 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement as reported in the second quarter of 2022. During the three months ended June 30, 2022 and 2021, the Company recognized $0.0 million and $0.2 million of revenue associated with these efforts, respectively. During the nine months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0.5 million of revenue associated with these efforts, respectively. In May 2021, Janssen exercised its option right for ARO-JNJ1, which resulted in a $10.0 million milestone payment to the Company. This $10 million milestone payment was recognized entirely during the three months ended June 30, 2021. As of June 30, 2022, there were $0 of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
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
The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment. The Company has excluded any future milestones or royalties from this transaction price to date. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the ARO-AAT license and the associated Takeda R&D Services. Revenue will be recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). Revenue for the three months ended June 30, 2022 and 2021 was $25.5 million and $35.7 million, respectively. Revenue for the nine months ended June 30, 2022 and 2021 was $67.1 million and $69.3 million, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, $71.0 million in contract liabilities recorded as deferred revenue and $71.2 million in contract liabilities recorded as deferred revenue, net of the current portion, and $7.8 million in contract liabilities recorded as accrued expenses. The $7.8 million in accrued expenses was primarily driven by co-development and co-commercialization activities.
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
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties, from this transaction price to date. The Company will allocate the total $40.0 million initial transaction price to its one distinct performance obligation for the ARO-XDH license and the associated Horizon R&D Services. Revenue will be recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Revenue for the three months ended June 30, 2022 and 2021 was $6.7 million and $0, respectively. Revenue for the nine months ended June 30, 2022 and 2021 was $20.0 million and $0, respectively. As of June 30, 2022, there were $0 million in contract assets recorded as accounts receivable, $13.3 million in contract liabilities recorded as deferred revenue.
The Company has manufactured ARO-XDH material for Horizon in furtherance of the research plan entered into pursuant to the Horizon License Agreement, for which the Company has been reimbursed for its costs. During the nine months ended June 30, 2022 and 2021, the Company recognized $1.3 million and $0 with these efforts, respectively. As of June 30, 2022, there were $0.0 million of contract assets recorded as accounts receivable and $0 of contract liabilities recorded as current deferred revenue on the Company’s Consolidated Balance Sheets.
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment. The $120.0 million upfront payment was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million will be fully recognized as of the three and nine months ended June 30, 2022. Revenue for the nine months ended June 30, 2022 and 2021 was $120.0 million and $0, respectively. As of June 30, 2022, there were $0 in contract assets recorded as accounts receivable, $0 in contract liabilities recorded as deferred revenue.

Joint Venture and License Agreement with Visirna Therapeutics, Inc.

On April 25, 2022, the Company entered into a License Agreement (the “Visirna License Agreement”) with Visirna Therapeutics, Inc. (“Visirna”), pursuant to which Visirna received an exclusive license to develop, manufacture and commercialize four of Arrowhead’s RNAi-based investigational cardiobolic medicines in Greater China (including the People’s Republic of China, Hong Kong, Macau and Taiwan). Pursuant to a Share Purchase Agreement entered into simultaneously with the Visirna License Agreement (the “Visirna SPA”), the Company acquired a majority stake in Visirna (after accounting for shares reserved for Visirna’s employee stock ownership plan) as partial consideration for the Visirna License Agreement. Under the Visirna SPA, entities affiliated with Vivo Capital (“Vivo”) also acquired a minority stake in Visirna in exchange for $60 million in upfront capital to support the operations of Visirna. As further consideration under the Visirna License Agreement, the Company is also eligible to receive potential royalties on commercial sales.

The Company has determined that Visirna is a variable interest entity upon its formation and as of June 30, 2022, and it has been determined that Arrowhead is the primary beneficiary; accordingly, Arrowhead consolidates the financial statements of Visirna.
Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. Certain reclassifications have been made to prior-period operating expense categories to conform to the current period presentation. For purposes of comparison, the amounts for the three and nine months ended June 30, 2022 and 2021 are shown in the tables below.
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
(table below in thousands)

	Three Months Ended June 30, 2022	% of Expense Category	Three Months Ended June 30, 2021	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$11,243	16%	$8,518	14%	$2,725	32%
Facilities related	$3,827	5%	$1,306	2%	$2,521	193%
Candidate costs	$31,732	44%	$31,468	54%	$264	1%
R&D discovery costs	$15,081	21%	$10,082	17%	$4,999	50%
Total research and development expense, excluding non-cash expense	$61,883	86%	$51,374	87%	$10,509	20%
Stock compensation	$8,098	11%	$6,530	11%	$1,568	24%
Depreciation/amortization	$2,200	3%	$1,421	2%	$779	55%
Total research and development expense	$72,181	100%	$59,325	100%	$12,856	22%

	Nine Months Ended June 30, 2022	% of Expense Category	Nine Months Ended June 30, 2021	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$33,641	16%	$25,375	18%	$8,266	33%
Facilities related	7,644	4%	$4,456	3%	$3,188	72%
Candidate costs	101,789	47%	$67,152	48%	$34,637	52%
R&D discovery costs	40,347	19%	$20,295	14%	$20,052	99%
Total research and development expense, excluding non-cash expense	$183,421	86%	$117,278	83%	$66,143	56%
Stock compensation	$23,958	11%	$18,421	13%	$5,537	30%
Depreciation/amortization	$6,551	3%	$4,877	4%	$1,674	34%
Total research and development expense	$213,930	100%	$140,576	100%	$73,354	52%
Salaries expense increased by $2,725,000 from $8,518,000 during the three months ended June 30, 2021 to $11,243,000 during the current period. Salaries expense increased by $8,266,000 from $25,375,000 during the nine months ended June 30, 2021 to $33,641,000 during the current period. This increase is primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates. We anticipate this expense to continue to increase as we continue to expand our pipeline of candidates and increase headcount to support our discovery efforts to identify new drug candidates, in addition to inflationary pressures in the labor market.
Facilities expense increased by $2,521,000 from $1,306,000 during the three months ended June 30, 2021 to $3,827,000 during the current period. Facilities expense increased by $3,188,000 from $4,456,000 during the nine months ended June 30, 2021 to $7,644,000 during the current period. This category includes rental costs for our research and development facilities in Madison, Wisconsin and San Diego, California. We expect this expense to continue to increase as we continue to build out our manufacturing capabilities to support our discovery efforts to identify new drug candidates. The increase in facilities expense is due to the recognition of rent expense from the San Diego research facility.
Candidate costs increased by $264,000 from $31,468,000 during the three months ended June 30, 2021 to $31,732,000 during the current period. Candidate costs increased by $34,637,000 from $67,152,000 during the nine months ended June 30, 2021 to $101,789,000 during the current period. This increase is primarily due to the progression of our pipeline of candidates into and through clinical trials, which results in higher outsourced clinical trial, toxicity study and manufacturing costs. For example, our cardiometabolic candidates, ARO-ANG3 and ARO-APOC3, have advanced into phase 2 and phase 3 clinical trials. We anticipate these expenses to continue to increase as our pipeline of candidates grows and progresses to later phase clinical trials, in addition to unforeseen inflationary pressure on goods and services.
R&D discovery costs increased by $4,999,000 from $10,082,000 during the three months ended June 30, 2021 to $15,081,000 in the current period. R&D discovery costs increased by $20,052,000 from $20,295,000 during the nine months ended June 30, 2021 to $40,347,000 in the current period. This increase is primarily due to the growth of our discovery efforts, including the addition of our research facility in San Diego. We anticipate this expense to continue to increase as we increase headcount to support our discovery efforts to identify new drug candidates.
Stock compensation expense, a non-cash expense, increased by $1,568,000 from $6,530,000 during the three months ended June 30, 2021 to $8,098,000 during the current period. Stock compensation expense, a non-cash expense, increased by $5,537,000 from $18,421,000 during the nine months ended June 30, 2021 to $23,958,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the expense in the current period is primarily due to the increased headcount discussed above. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.
Depreciation and amortization expense, a non-cash expense, increased by $779,000 from $1,421,000 during the three months ended June 30, 2021 to $2,200,000 during the current period. Depreciation and amortization expense, a non-cash expense, increased by $1,674,000 from $4,877,000 during the nine months ended June 30, 2021 to $6,551,000 during the current period. The majority of depreciation and amortization expense relates to depreciation on lab equipment and leasehold improvements at our Madison and San Diego research facilities. The increase in depreciation and amortization expense is due to an increase in laboratory equipment and leasehold improvements. We expect this amount to increase in the future as we continue to purchase additional lab equipment and increase our footprint expansions to support our growing pipeline.
General & Administrative Expenses
The following table provides details of our general and administrative expenses for the periods indicated:
(table below in thousands)

	Three Months Ended June 30, 2022	% of Expense Category	Three Months Ended June 30, 2021	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$3,175	10%	$2,570	14%	$605	24%
Professional/outside services	1,576	5%	379	2%	1,197	316%
Facilities related	703	2%	610	3%	93	15%
Other G&A	1,992	6%	2,278	12%	(286)	(13)%
Total general & administrative expense, excluding non-cash expense	$7,446	23%	$5,837	31%	$1,609	28%
Stock compensation	25,292	76%	12,020	66%	13,272	110%
Depreciation/amortization	403	1%	577	3%	(174)	(30)%
Total general & administrative expense	$33,141	100%	$18,434	100%	$14,707	80%

	Nine Months Ended June 30, 2022	% of Expense Category	Nine Months Ended June 30, 2021	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$10,365	11%	$8,411	19%	$1,954	23%
Professional/outside services	6,083	7%	4,199	10%	1,884	45%
Facilities related	2,085	2%	2,127	5%	(42)	(2)%
Other G&A	4,921	5%	4,326	10%	595	14%
Total general & administrative expense, excluding non-cash expense	$23,454	25%	$19,063	44%	$4,391	23%
Stock compensation	67,739	74%	23,631	54%	44,108	187%
Depreciation/amortization	1,210	1%	887	2%	323	36%
Total general & administrative expense	$92,403	100%	$43,581	100%	$48,822	112%
Salaries expense increased by $605,000 from $2,570,000 during the three months ended June 30, 2021 to $3,175,000 during the current period. Salaries expense increased by $1,954,000 from $8,411,000 during the nine months ended June 30, 2021 to $10,365,000 during the current period. This increase is primarily due to an increase in G&A headcount that has occurred as the Company has grown. We expect salaries expense to continue to increase as our headcount continues to increase to support our expanding clinical pipeline, in addition to inflationary pressures in the labor market.
Professional/outside services include legal, accounting, consulting, patent expenses, business insurance expenses and other outside services retained by the Company. Professional/outside services expense increased by 1,197,000 from $379,000 during the three months ended June 30, 2021 to $1,576,000 during the current period. Professional/outside services expense increased by $1,884,000 from $4,199,000 during the nine months ended June 30, 2021 to $6,083,000 during the current period. We expect future professional/outside services expense to increase as we continue to increase discovery efforts. The increase in professional/outside services expense is due to intellectual property and general legal fees.

Facilities-related expense increased by $93,000 from $610,000 during the three months ended June 30, 2021 to $703,000 during the current period. Facilities-related expense decreased by $42,000 from $2,127,000 during the nine months ended June 30, 2021 to $2,085,000 during the current period. This category primarily includes rental costs for our corporate headquarters in Pasadena, California. The increase in facilities related expenses is due to an increase in building maintenance and repair costs. We expect future facilities related expenses to increase as we continue to increase our headcount and footprint to support our discovery efforts.
Other G&A expense decreased by $286,000 from $2,278,000 during the three months ended June 30, 2021 to $1,992,000 during the current period. Other G&A expense increased by $595,000 from $4,326,000 during the nine months ended June 30, 2021 to $4,921,000 during the current period. This category consists primarily of travel, communication and technology, office expenses, and franchise and property tax expenses. The decrease during the three months ended June 30, 2022 and 2021 is due to a decrease in consulting expenses from the prior year. The increase during the nine months ended June 30, 2022 and 2021 is due to software and software implementation costs..
Stock compensation expense, a non-cash expense, increased by $13,272,000 from $12,020,000 during the three months ended June 30, 2021 to $25,292,000 during the current period. Stock compensation expense, a non-cash expense, increased by $44,108,000 from $23,631,000 during the nine months ended June 30, 2021 to $67,739,000 during the current period. Stock compensation expense is based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants. Many variables affect the amount expensed, including the Company’s stock price on the date of the grant, as well as other assumptions. The increase in the current period is due to a performance award that was achieved earlier than anticipated, as well as a modification of certain performance awards to include market conditions. The fair value of market condition-based awards is expensed ratably over the service period and is not adjusted for actual achievement. We generally expect future stock compensation expense to continue to increase as our headcount continues to increase to support our clinical pipeline.
Depreciation and amortization expense, a noncash expense, decreased by $174,000 from $577,000 during the three months ended June 30, 2021 to $403,000 during the current period. Depreciation and amortization expense, a noncash expense, increased by $323,000 from $887,000 during the nine months ended June 30, 2021 to $1,210,000 during the current period. The decrease in depreciation expense in the current quarter is due to reclassification of certain depreciation from general and administrative to research and development.
Other Income
Other income decreased by $1,080,000 from $1,944,000 during the three months ended June 30, 2021 to $863,000 during the current period. Other income decreased by $2,554,000 from $6,679,000 during the nine months ended June 30, 2021 compared to $4,125,000 during the current period. Other income is primarily related to interest income and realized and unrealized gain/loss on our marketable securities. The decrease in other income is due to lower yields on more recently purchased bonds and increase in realized loss on the sale of marketable securities offset by a property tax credit the company received during the current period.
Liquidity and Capital Resources
Arrowhead has historically financed its operations through the sale of its equity securities and revenue from its collaboration agreements. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials. Additionally, the Company plans to expand its facilities with its purchase of land in Verona, Wisconsin, and its entry into a new lease in San Diego, California. Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities, and each will require significant capital investment.
At June 30, 2022, the Company's cash and cash equivalents totalled approximately $139.4 million as compared to $184.4 million at September 30, 2021. Cash invested in short-term fixed income securities and marketable securities was $277.1 million at June 30, 2022, compared to $183.4 million at September 30, 2021. Cash invested in long-term fixed income securities was $165.9 million at June 30, 2022, compared to $245.6 million at September 30, 2021. The Company also entered into an Open Market Sale Agreement (the “ATM Agreement”) in August 2020, pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s Common Stock through Jefferies LLC. As of June 30, 2022, no shares have been sold under the ATM Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

A summary of cash flows for the nine months ended June 30, 2022 and 2021 is as follows:

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
	(in thousands)
Cash flow from:
Operating activities	(67,464)	195,341
Investing activities	(41,862)	(23,433)
Financing activities	64,331	10,490
Net increase (decrease) in cash and cash equivalents	(44,995)	182,398
Cash and cash equivalents at beginning of period	184,434	143,583
Cash and cash equivalents at end of period	139,439	325,981
During the nine months ended June 30, 2022, cash flow used by operating activities was $67.5 million, which was primarily due to the receipt of the $120.0 million upfront payment from GSK, offset by the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $41.9 million, which was primarily related to the purchase of property and equipment of $20.1 million and net sales of investments of $21.8 million. Cash provided by financing activities of $64.3 million was primarily related to the formation of our joint venture, Viserna, as well as cash received from stock option exercises.
During the nine months ended June 30, 2021, cash flow provided by operating activities was $195.3 million, which was primarily due to the $300 million payment received under the Takeda License Agreement, partially offset by ongoing expenses of the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $23.4 million, which was primarily related to the purchase of property and equipment of $15.4 million, partially offset by the net sales of investments of $8.1 million. Cash provided by financing activities of $10.5 million was related to cash received from stock option exercises.
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is planned to be the site of an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support process development and analytical activities. Arrowhead intends to invest between $200 million and $250 million into the buildout of the facilities. As part of this acquisition, the Company also entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the TIF district, and will be reimbursed by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay as reimbursements under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2021. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended June 30, 2022.
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
ITEM 1A.    Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2021 as updated by our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Document Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
_________________
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 4, 2022

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)