Form 10-Q
period 2022-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2023-02-06
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of February 1, 2023 was 108,310,163.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2022	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$202,249	$108,005
Accounts receivable	39,568	1,410
Short term investments	299,582	268,391
Prepaid expenses	8,412	7,289
Other current assets	25,188	20,204
Total current assets	574,999	405,299
Property and equipment, net	147,314	110,297
Intangible assets, net	11,537	11,962
Long-term investments	115,774	105,872
Right-of-use assets	41,655	58,291
Other assets	210	218
Total Assets	$891,489	$691,939

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$796	$2,868
Accrued expenses	48,174	46,856
Accrued payroll and benefits	4,094	12,251
Lease liabilities	2,664	2,776
Deferred revenue	66,281	74,099
Total current liabilities	122,009	138,850
Long-term liabilities:
Lease liabilities, net of current portion	79,470	78,800
Deferred revenue, net of current portion	40,789	55,950
Liability related to the sale of future royalties	252,849	—
Total long-term liabilities	373,108	134,750
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 145,000 shares; issued and outstanding 106,140 and 105,960 shares	199	198
Additional paid-in capital	1,239,178	1,219,213
Accumulated other comprehensive loss	(258)	(136)
Accumulated deficit	(862,080)	(820,755)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	377,039	398,520
Noncontrolling interest	19,333	19,819
Total noncontrolling interest and stockholders’ equity	396,372	418,339
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$891,489	$691,939
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue	$62,546	$27,439
Operating expenses:
Research and development	83,695	65,765
General and administrative	20,985	24,995
Total operating expenses	104,680	90,760
Operating loss	(42,134)	(63,321)

Other income (expense):
Interest (expense) income, net	(167)	1,156
Other income (expense), net	507	(707)
Total other income	340	449

Loss before income tax expense and noncontrolling interest	(41,794)	(62,872)
Income tax expense	17	—
Net loss including noncontrolling interest	$(41,811)	$(62,872)
Net loss attributable to noncontrolling interest, net of tax	(486)	—
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(41,325)	$(62,872)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(0.39)	$(0.60)
Diluted	$(0.39)	$(0.60)
Weighted-average shares used in calculating
Basic	106,039	104,534
Diluted	106,039	104,534

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(122)	(39)
Comprehensive loss	$(41,933)	$(62,911)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controllling Interest	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822
Stock-based compensation	—	—	24,504	—	—	—	24,504
Exercise of stock options	208	—	2,145	—	—	—	2,145
Common stock - restricted stock units vesting	263	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(39)	—	—	(39)
Net loss for the three months ended December 31, 2021	—	—	—	—	(62,872)	—	(62,872)
Balance at December 31, 2021	104,798	$197	$1,080,035	$(108)	$(707,564)	$—	$372,560

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controllling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	19,390	—	—	—	19,390
Exercise of stock options	82	—	576	—	—	—	576
Common stock - restricted stock units vesting	98	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Interest in joint venture	—	—	—	—	—	(486)	(486)
Net loss for the three months ended December 31, 2022	—	—	—	—	(41,325)	—	(41,325)
Balance at December 31, 2022	106,140	$199	$1,239,178	$(258)	$(862,080)	$19,333	$396,372
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,811)	$(62,872)
Adjustments to reconcile net loss to net cash flow from operating activities
Stock-based compensation	19,390	24,504
Depreciation and amortization	2,689	2,573
Amortization (accretion) of note premiums/discounts	690	(280)
Non-cash interest expense on liability related to the sale of future royalties	2,849	—
Changes in operating assets and liabilities:
Accounts receivable	(38,157)	10,105
Prepaid expenses and other current assets	10,529	(450)
Accounts payable	(2,072)	(5,389)
Accrued expenses	(7,203)	(2,290)
Deferred revenue	(22,979)	(27,439)
Operating lease liabilities	559	230
Net cash used in operating activities	(75,516)	(61,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,911)	(5,778)
Purchases of investments	(111,199)	(65,875)
Proceeds from sales and maturities of investments	69,416	38,268
Net cash used in investing activities	(80,694)	(33,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	576	1,885
Proceeds from the sale of future royalties	250,000	—
Net cash provided by financing activities	250,576	1,885

Net increase (decrease) in cash, cash equivalents and restricted cash	94,366	(92,808)

Effect of exchange rate on cash, cash equivalents and restricted cash	(122)	(39)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	108,005	184,434
END OF PERIOD	$202,249	$91,587

Supplementary disclosures:
Interest paid	$—	$—
Income taxes (paid) refunded	$—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
General and Recent Developments
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	ARO-APOC3	Two Phase 2b and one Phase 3	Arrowhead
	ARO-ANG3	Two Phase 2b	Arrowhead
	Olpasiran	Phase 3	Amgen
Pulmonary	ARO-ENAC2	Pre-Clinical	Arrowhead
	ARO-RAGE	Phase 1/2	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	ARO-HSD	Phase 1/2	GSK
	Fazirsiran	Phase 2	Takeda and Arrowhead
	JNJ-3989	Phase 2	Janssen
	HZN-457 (formerly ARO-XDH)	Phase 1	Horizon
	ARO-C3	Phase 1/2	Arrowhead
	JNJ-75220795	Phase 1	Janssen
Muscle	ARO-DUX4	Pre-Clinical	Arrowhead
The Company operates lab facilities in San Diego, California and Madison, Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first quarter of fiscal 2023, the Company continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•enrolled the first subject in a Phase 1 randomized, placebo-controlled trial to assess the safety tolerability, pharmacokinetics and pharmacodynamics of a development-stage medicine, HZN-457 (formerly ARO-XDH), which is out-licensed to Horizon, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023;
•enrolled the first subject in Amgen’s Phase 3 trial of Olpasiran, triggering a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023;
•entered into a Royalty Purchase Agreement (the “Royalty Pharma Agreement”) with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) on November 9, 2022, pursuant to which Royalty Pharma paid $250.0 million upfront (See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”);
•announced Topline Results from SEQUOIA Phase 2 Study of Fazirsiran (formerly ARO-AAT) in Patients with Alpha-1 Antitrypsin Deficiency-Associated Liver Disease in which;
◦Fibrosis regression was observed in 50% of patients receiving Fazirsiran;
◦Median reductions of 94% of Z-AAT accumulation in the liver and mean reductions of 68% in histologic globule burden were observed;

◦Treatment emergent adverse events were generally well balanced between Fazirsiran and placebo groups;
◦Results were consistent with AROAAT-2002 open-label study previously published in The New England Journal of Medicine.
Consolidation and Basis of Presentation
The interim Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Subsidiaries refer to Arrowhead Madison, Inc., Visirna Therapeutics, Inc. (“Visirna”), and Arrowhead Australia Pty Ltd. For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at December 31, 2022 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 for more complete descriptions and discussions. Operating results and cash flows for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.
Liquidity
The Company’s primary sources of financing have been through the sale of its securities, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded significantly. Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials and as the Company plans to increase its internal manufacturing capabilities.
At December 31, 2022, the Company had $202.2 million in cash and cash equivalents (including $7.3 million in restricted cash), $299.6 million in short-term investments and $115.8 million in long-term investments to fund operations. During the three months ended December 31, 2022, the Company’s cash and cash equivalents and investments balance increased by $135.3 million which was primarily due to the $250.0 million upfront payment received from Royalty Pharma. See Note 11.
In total, the Company is eligible to receive up to $4.1 billion in developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements. The revenue recognition for these collaboration agreements is discussed further in Note 2.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements that have significantly impacted this Quarterly Report on Form 10-Q, beyond those disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”)

On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK License Agreement”). Under the GSK License Agreement, GSK has received an exclusive license for ARO-HSD. The exclusive license is worldwide with the exception of greater China, for which the Company retained rights to develop and commercialize ARO-HSD. The Company has completed its Phase 1/2 study of ARO-HSD, and GSK is now wholly responsible for all clinical development and commercialization of ARO-HSD in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120.0 million and is eligible for additional payments of $30.0 million at the start of a Phase 2 trial and $100.0 million upon achieving (i) a successful Phase 2 trial readout and (ii) the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190.0 million at first commercial sale, and up to $590.0 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the ARO-HSD license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million was fully recognized as of September 30, 2022. There were no revenue recorded associated with the GSK License Agreement for the three months ended December 31, 2022 and 2021. There were no contract assets and liabilities recorded as of December 31, 2022.
Horizon Therapeutics Ireland DAC (“Horizon”)
On June 18, 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout. The Company conducted all activities through the preclinical stages of development of, and Horizon is now wholly responsible for clinical development and commercialization of HZN-457. In July 2021, the Company received $40.0 million as an upfront payment and is eligible to receive up to $660.0 million in potential development, regulatory and sales milestones. The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.
At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of HZN-457 (the “Horizon R&D Services”). Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation. Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon is responsible for managing future clinical development and commercialization of HZN-457.
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocates the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Revenue is recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation. Further, Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023.
Revenue for the three months ended December 31, 2022 and 2021 were $21.7 million and $6.7 million, respectively. There were $15.0 million in contract assets recorded as accounts receivable and $0 in contract liabilities recorded as deferred revenue as of December 31, 2022.

Takeda Pharmaceutical Company Limited (“Takeda”)
On October 7, 2020, Takeda and the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”). Under the Takeda License Agreement, Takeda and the Company will co-develop its Fazirsiran program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, Fazirsiran, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda will lead the global commercialization strategy and will receive an exclusive license to commercialize Fazirsiran, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales. In January 2021, the Company received $300.0 million as an upfront payment and is eligible to receive potential development, regulatory and commercial milestones of up to $595.0 million.
At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of Fazirsiran drug product is completed and delivered to Takeda (the “Takeda R&D Services”). Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation. Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization outside the United States. Within the United States, the Company will also participate in co-development and co-commercialization efforts and will co-fund these efforts with Takeda as part of the 50/50 profit sharing structure within the United States. The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts are recorded as research and development expenses or general and administrative expenses, as appropriate.
The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment. The Company has excluded any future milestones or royalties from this transaction price to date. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the Fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company recognized $16.3 million and $20.8 million in connection with these efforts for the three months ended December 31, 2022 and 2021, respectively. There were $0 of contract assets recorded as accounts receivable and $107.1 million of contract liabilities recorded as deferred revenue, of which $66.3 million was classified as current deferred revenue, as of December 31, 2022. The Company also recorded $9.8 million as accrued expenses as of December 31, 2022 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On October 3, 2018, Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson, and the Company entered into a License Agreement (the “Janssen License Agreement”) and a Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”). The Company also entered into a stock purchase agreement with JJDC, Inc. (“JJDC”), Johnson & Johnson's venture capital arm (the “JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen has received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989 (ARO-HBV). Under the Janssen Collaboration Agreement, Janssen was able to select three new targets against which the Company would develop clinical candidates. These candidates were subject to certain restrictions and did not include candidates that already were in the Company’s pipeline. The Company was obligated to perform discovery, optimization and preclinical research and development, entirely funded by Janssen, which on its own or in combination with Janssen development work, would have been sufficient to allow the filing of a U.S. Investigational New Drug Application or equivalent, at which time Janssen would have the option to take an exclusive license. If the option was exercised, Janssen would have been wholly responsible for clinical development and commercialization of each optioned candidate. Under the terms of the agreements taken together, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in the Company’s common stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $0.8 billion in development and sales milestone payments for the Janssen License Agreement, and up to $0.6 billion in development and sales milestone payments for the remaining target covered under the Janssen Collaboration Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License

Agreement and up to low teens under the Janssen Collaboration Agreement. During 2022, Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement.
At the inception of the Janssen License Agreement and Janssen Collaboration Agreement, the Company identified one distinct performance obligation. Regarding the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”). Due to the specialized and unique nature of these Janssen R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation. The Company also determined that Janssen’s option to require the Company to develop up to three new targets is not a material right and, thus, not a performance obligation at the onset of the agreement. The consideration for this option is accounted for separately.
The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed. The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services. The Company recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. There were no contract assets and liabilities recorded as of December 31, 2022.
The Company has conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement. All costs and labor hours spent by the Company have been entirely funded by Janssen. Janssen’s option period expired unexercised for two of the three candidates (ARO-JNJ2 and ARO-JNJ3) under the Janssen Collaboration Agreement during 2022. In May 2021, Janssen exercised its option right for JNJ-75220795 (ARO-JNJ1), which resulted in a $10.0 million milestone payment to the Company. This $10.0 million milestone payment was recognized entirely as of September 30, 2021. There were no revenue recorded associated with the Company’s agreement with Janssen for the three months ended December 31, 2022 and 2021. There were no contract assets and liabilities recorded as of December 31, 2022.
Amgen Inc. (“Amgen”)
On September 28, 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi Olpasiran program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the first collaboration and license agreement (the “First Collaboration and License Agreement” or the “ARO-AMG1 Agreement”), Amgen received an option to a worldwide, exclusive license to ARO-AMG1, an RNAi therapy for an undisclosed genetically validated cardiovascular target. Under both agreements, Amgen is wholly responsible for clinical development and commercialization.
Under the Olpasiran Agreement and the ARO-AMG1 Agreement, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s common stock, and $30.0 million in milestone payments. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. In July 2019, Amgen informed the Company that it would not be exercising its option for an exclusive license for ARO-AMG1, and as such, there will be no further milestone or royalty payments under the ARO-AMG1 Agreement. In July 2020, Amgen initiated a Phase 2 clinical study of Olpasiran, which resulted in a $20.0 million milestone payment to the Company. In December 2022, Amgen enrolled the first subject in its Phase 3 trial of Olpasiran, which triggered a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. Revenue for the three months ended December 31, 2022 and 2021 were $25.0 million and $0, respectively. There were $25.0 million in contract assets recorded as accounts receivable and $0 in contract liabilities recorded as deferred revenue as of December 31, 2022.
Further, in November 2022, Royalty Pharma and the Company entered into the Royalty Pharma Agreement. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $375.0 million in remaining development, regulatory and sales milestone payments payable by Amgen under the Olpasiran Agreement. See Note 11.

Joint Venture and License Agreement with Visirna Therapeutics, Inc. (“Visirna”)
On April 25, 2022, Visirna and the Company entered into a License Agreement (the “Visirna License Agreement”), pursuant to which Visirna received an exclusive license to develop, manufacture and commercialize four of the Company’s RNAi-based investigational cardiometabolic medicines in Greater China (including the People’s Republic of China, Hong Kong, Macau and Taiwan). Pursuant to a Share Purchase Agreement entered into simultaneously with the Visirna License Agreement (the “Visirna SPA”), the Company acquired a majority stake in Visirna (after accounting for shares reserved for Visirna’s employee stock ownership plan) as partial consideration for the Visirna License Agreement. Under the Visirna SPA, entities affiliated with Vivo Capital also acquired a minority stake in Visirna in exchange for $60.0 million in upfront capital to support the operations of Visirna. As further consideration under the Visirna License Agreement, the Company is also eligible to receive potential royalties on commercial sales.
During the three months ended December 31, 2022, the Company performed manufacturing and development work pursuant to a Clinical Supply Agreement between the parties contemplated by the Visirna License Agreement. The Company received $0.7 million as consideration for this manufacturing and development work, and there were no contract assets and liabilities recorded as of December 31, 2022.

NOTE 3. PROPERTY AND EQUIPMENT
The following table summarizes the Company’s major classes of property and equipment:

	December 31, 2022	September 30, 2022
	(in thousands)
Computers, software, office equipment and furniture	$2,182	$2,182
Land	2,996	2,996
Research equipment	43,739	38,283
Leasehold improvements	42,017	42,017
Construction in progress	90,215	56,373
	181,149	141,851
Less: Accumulated depreciation and amortization	(33,835)	(31,554)
Property and equipment, net	$147,314	$110,297
Depreciation and amortization expense for property and equipment for the three months ended December 31, 2022 and 2021 was $2.3 million and $2.1 million, respectively.
The increase in the construction in progress during the three months ended December 31, 2022 was mainly due to the continuing developments of manufacturing, laboratory and office facilities in Verona, Wisconsin as well as a new laboratory and office facility in San Diego, California. See Note 7.

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of December 31, 2022
	(In thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments (due within one year)
Held to maturity debt securities	$299,582	$—	$(2,644)	$296,938
Held to maturity certificate of deposit	—	—	—	—
Total short-term investments	$299,582	$—	$(2,644)	$296,938

Long-term investments (Due within one through three years)
Held to maturity debt securities	$115,774	$—	$(4,440)	$111,334
Total long-term investments	$115,774	$—	$(4,440)	$111,334

	As of September 30, 2022
	(In thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments (due within one year)
Held to maturity debt securities	$218,391	$—	$(3,661)	$214,730
Held to maturity certificate of deposit	50,000	—	—	50,000
Total short-term investments	$268,391	$—	$(3,661)	$264,730

Long-term investments (Due within one through three years)
Held to maturity debt securities	$105,872	$—	$(5,569)	$100,303
Total long-term investments	$105,872	$—	$(5,569)	$100,303

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(amounts in thousands)				(in years)
As of December 31, 2022
Patents	$21,728	$12,158	$—	$9,570	14
License	3,129	1,162	—	1,967	21
Total intangible assets, net	$24,857	$13,320	$—	$11,537

As of September 30, 2022
Patents	$21,728	$11,770	$—	$9,958	14
License	3,129	1,125	—	2,004	21
Total intangible assets, net	$24,857	$12,895	$—	$11,962
Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended December 31, 2022 and 2021.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense for each of the three months ended December 31, 2022 and 2021 was $0.4 million. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2022:

Amortization Expense
Year Ending September 30,	(in thousands)
2023 (remainder)	$1,275
2024	1,700
2025	1,700
2026	1,700
2027	1,700
Thereafter	3,462
Total	$11,537

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of December 31, 2022
Common stock	$0.001	145,000	106,140	106,140
Preferred stock	$0.001	5,000	—	—

As of September 30, 2022
Common stock	$0.001	145,000	105,960	105,960
Preferred stock	$0.001	5,000	—	—
13,769,984 and 14,000,392 shares of common stock as of December 31, 2022 and September 30, 2022, respectively, were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of December 31, 2022, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2022.
Commitments
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s process development and analytical activities. The Company intends to invest between $200.0 million and $260.0 million into the build-out of the facilities. As part of this acquisition, the Company entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the tax incremental district and will be reimbursed up to $16.0 million by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that the City of Verona will pay under the Tax Incremental Financing program is not guaranteed and will depend on future tax revenues generated from the developed property. The Company will also receive up to $2.5 million of refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives to invest in the local community and create new jobs.
Technology License Commitments
The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products it may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments. Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and/or certain sales level milestones. During the three months ended December 31, 2022 and 2021, the Company did not reach any milestones.

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
San Diego, California: The Company subleased space from Halozyme, Inc. for additional research and development facility in San Diego, California. The term of this sublease commenced on April 1, 2020 and ended on January 14, 2023. On December 23, 2022, the Company entered into a new six-month lease agreement with 11404 & 11408 Sorrento Valley Owner (DE) LLC, effective January 15, 2023. The lease will end on July 15, 2023.
Madison, Wisconsin: The Company leases space for office and laboratory facilities, which expires on September 30, 2031. The lease contains options to renew for two terms of five years. After accounting for additional rental square feet added pursuant to amendments to the lease agreement in 2019 and 2020, the Company currently leases a total of 111,000 square feet.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	December 31, 2022	September 30, 2022
		(in thousands)

Operating lease assets	Right-of-use assets	$41,655	$58,291

Current operating lease liabilities	Lease liabilities	2,664	2,776
Non-current operating lease liabilities	Lease liabilities, net of current portion	79,470	78,800

		Three Months Ended December 31,
Lease Cost	Classification	2022	2021
		(in thousands)

Operating lease cost	Research and development	$2,069	$878
	General and administrative expense	533	420

Variable lease cost	Research and development	210	158
	General and administrative expense	—	—

Total		$2,812	$1,456
Variable lease cost primarily related to operating expenses associated with the Company’s operating leases. There was $0.1 million and $0 short-term lease cost during the three months ended December 31, 2022, and 2021, respectively.
The following table presents payments of operating lease liabilities on an undiscounted basis as of December 31,

2022:

Year	Amounts
(in thousands)
2023 (remainder of fiscal year)	$4,470
2024	8,094
2025	11,800
2026	12,138
2027	11,297
2028 and thereafter	102,813
Total	$150,612
Less imputed interest	(68,478)
Total operating lease liabilities (includes current portion)	$82,134
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,331	$1,023

Weighted-average remaining lease term (in years)	6.9	7.8
Weighted-average discount rate	8.5%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Incentive Plan (the “2013 Plan”), 175,083 and 3,991,304 shares, respectively, of the Company’s common stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others as of December 31, 2022.
On March 18, 2021, the Company’s Board of Directors approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (the “2021 Plan”), which authorizes 8,000,000 shares (subject to certain adjustments) to be awarded for grants of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of December 31, 2022, the total number of shares reserved for issuance under the 2021 Incentive Plan was 7,155,527 shares, which includes 136,972 shares that were forfeited under the 2013 Plan.
In addition, there were 762,150 shares reserved for options and 739,625 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of December 31, 2022
	2004 Plan	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	175,083	1,685,543	3,000	762,150	2,625,776
Restricted stock units	—	2,305,761	918,795	739,625	3,964,181
Total	175,083	3,991,304	921,795	1,501,775	6,589,957
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended December 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	2,721,384	$20.73
Granted	—	—
Cancelled or expired	(13,875)	45.57
Exercised	(81,733)	7.04
Outstanding at December 31, 2022	2,625,776	$21.02	4.7	$61,867,396
Exercisable at December 31, 2022	2,346,710	$17.83	4.4	$60,525,256
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price) that would have been received by the stock option holders had all stock options been exercised on December 31, 2022. The total intrinsic value of the options exercised during the three months ended December 31, 2022 and 2021 was $2.3 million and $12.5 million, respectively.
Stock-based compensation expense related to stock options oustanding for the three months ended December 31, 2022 and 2021, was $2.4 million and $3.0 million, respectively.
As of December 31, 2022, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $9.5 million will be recognized in the Company’s results of operations over a weighted average period of 1.3 years.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No options were granted during the three months ended December 31, 2022 and 2021.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2022	4,069,431	$62.96
Granted	18,875	31.77
Vested	(98,250)	51.70
Forfeited	(25,875)	44.70
Outstanding at December 31, 2022	3,964,181	$63.31
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $17.0 million and $21.5 million, respectively, related to shares of RSUs. As of December 31, 2022, there was $128.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At December 31, 2022 and September 30, 2022, the Company did not have any financial assets or financial liabilities based on Level 3 measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)

U.S. government bonds	$27,423	$—	$—	$27,423
Commercial notes	—	104,311	—	104,311
Corporate debt securities	—	319,690	—	319,690
Certificate of deposits	—	—	—	—
Money market instruments	82,924	—	—	82,924

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)

U.S. government bonds	$1,973	$—	$—	$1,973
Commercial notes	—	41,727	—	41,727
Corporate debt securities	—	271,333	—	271,333
Certificate of deposits	50,000	—	—	50,000
Money market instruments	39,262	—	—	39,262

NOTE 11. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
On November 9, 2022, the Company and Royalty Pharma entered into the Royalty Pharma Agreement, pursuant to which Royalty Pharma agreed to pay up to $410.0 million in cash to the Company in consideration for the Company’s future royalty interest in Olpasiran, a small interfering RNA (siRNA) originally developed by the Company and licensed to Amgen in 2016 under the Olpasiran Agreement.
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
The Company has evaluated the terms of the Royalty Pharma Agreement and concluded in accordance with the relevant accounting guidance that the Company accounted for the transaction as debt and the funding of $250.0 million from Royalty Pharma was recorded as a liability related to the sale of future royalties on its consolidated balance sheets. The Company is not obligated to repay this upfront funding received under the Royalty Pharma Agreement. This liability is amortized over the expected repayment term using an effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. The Company will evaluate the effective interest rate quarterly based on its current revenue forecasts utilizing the prospective method. For the three months ended December 31, 2022, the Company recognized non-cash interest expense of $2.8 million on the consolidated statements of operations and comprehensive loss.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
The forward-looking statements included herein are based on current expectations of the Company’s management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond the Company’s control. As such, our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Company’s most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
The Company has focused its resources on therapeutics that exclusively utilize its high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, muscle and others; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s pipeline includes:
•Hypertriglyceridemia - ARO-APOC3
•Dyslipidemia - ARO-ANG3
•Facioscapulohumeral muscular dystrophy - ARO-DUX4

•Complement mediated diseases - ARO-C3
•Muco-obstructive or inflammatory pulmonary conditions - ARO-RAGE and ARO-MUC5AC
•Idiopathic pulmonary fibrosis - ARO-MMP7
•Liver disease - ARO-HSD (out-licensed to GSK)
•Uncontrolled gout - HZN-457 (formerly ARO-XDH, out-licensed to Horizon)
•Non-alcoholic steatohepatitis (NASH) - NJ-75220795 (formerly ARO-JNJ1, out-licensed to Janssen)
•Liver disease associated with alpha-1 antitrypsin deficiency (“AATD”) - Fazirsiran (formerly ARO-AAT, a collaboration with Takeda)
•Chronic hepatitis B virus - JNJ-3989 (formerly ARO-HBV, out-licensed to Janssen)
•Cardiovascular disease - Olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen)
The Company operates lab facilities in San Diego, California and Madison, Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories. Drug materials for such studies and clinical trials are either manufactured internally or contracted to third-party manufacturers. The Company engages third-party contract research organizations (“CROs”) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up. These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “candidate costs.” As clinical candidates progress through clinical development, candidate costs will increase.
The First Quarter Business Highlights
Key recent developments during the first quarter of fiscal 2023 included the following:
•enrolled the first subject in a Phase 1 randomized, placebo-controlled trial to assess the safety tolerability, pharmacokinetics and pharmacodynamics of a development-stage medicine, HZN-457 (previously known as ARO-XDH), which is out-licensed to Horizon, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023;
•enrolled the first subject in Amgen’s Phase 3 trial of Olpasiran, which triggered a $25.0 million milestone payment to the Company, which was paid in the second quarter of fiscal 2023;
•entered into the Royalty Pharma Agreement on November 9, 2022, pursuant to which Royalty Pharma paid $250.0 million upfront (See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”);
•announced top line results from SEQUOIA Phase 2 Study of Fazirsiran in Patients with Alpha-1 Antitrypsin Deficiency-Associated Liver Disease in which:
◦Fibrosis regression was observed in 50% of patients receiving Fazirsiran;
◦Median reductions of 94% of Z-AAT accumulation in the liver and mean reductions of 68% in histologic globule burden were observed;
◦Treatment emergent adverse events were generally well balanced between Fazirsiran and placebo groups;
◦Results were consistent with AROAAT-2002 open-label study previously published in The New England Journal of Medicine.
Net loss was $41.3 million for the three months ended December 31, 2022 as compared to net loss of $62.9 million for the three months ended December 31, 2021. Net loss per share – diluted was $0.39 for the three months ended December 31, 2022 as compared to net loss per share – diluted of $0.60 for the three months ended December 31, 2021. The decrease in net loss for the three months ended December 31, 2022 was due to an increase in revenue from the Company’s license and collaboration agreements, primarily from the license agreements with Horizon, Takeda and Amgen, partially offset by increased research and development and general and administrative expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $202.2 million of cash, cash equivalents and restricted cash, $299.6 million in short-term investments, $115.8 million of long-term investments and $891.5 million of total assets as of December 31, 2022, as compared to $108.0 million of cash, cash equivalents and restricted cash, $268.4 million in short-term investments, $105.9 million of long-term investments and $691.9 million of total assets as of September 30, 2022. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues	$62,546	$27,439
Operating loss	$(42,134)	$(63,321)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(41,325)	$(62,872)
Net loss per share-diluted	$(0.39)	$(0.60)
Revenue
Total revenue for the three months ended December 31, 2022 increased to $62.5 million, 127.9% from the same period of 2021. The increase was primarily driven by the revenue recognition associated with Horizon, Takeda and Amgen license agreements, as discussed below. The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers.
Horizon
On June 18, 2021, Horizon and the Company entered into the Horizon License Agreement. At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of HZN-457 (the “Horizon R&D Services”). Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation. Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon is responsible for managing future clinical development and commercialization of HZN-457.
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocates the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Revenue is recognized on a straight-line basis over the estimated timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts will be expended evenly over the course of completing its performance obligation.
On December 8, 2022, Horizon announced that it enrolled the first subject in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023.
Revenue for the three months ended December 31, 2022 and 2021 were $21.7 million and $6.7 million, respectively. There were $15.0 million in contract assets recorded as accounts receivable and $0 in contract liabilities recorded as deferred revenue as of December 31, 2022.
Takeda
On October 7, 2020, Takeda and the Company entered into the Takeda License Agreement. At the inception of the Takeda License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study and to ensure certain manufacturing of Fazirsiran drug product is completed and delivered to Takeda (the “Takeda R&D Services”). Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation. Beyond the Takeda R&D Services, which are the responsibility of the Company, Takeda will be responsible for managing future clinical development and commercialization outside the United States. Within the United States, the Company will also participate in co-development and co-commercialization efforts and will co-fund these efforts with Takeda as part of the 50/50 profit sharing structure within the United States. The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts are recorded as research and development expenses or general and administrative expenses, as appropriate.
The Company determined the initial transaction price totaled $300.0 million, which includes the upfront payment. The Company has excluded any future milestones or royalties from this transaction price to date. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the Fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company recognized $16.3 million and $20.8 million in connection with these efforts for the three months ended December 31, 2022 and 2021, respectively. There were $0 of contract assets recorded as accounts receivable and $107.1 million of contract liabilities recorded as deferred revenue, of which $66.3 million was classified as current deferred revenue, as of December 31, 2022. The Company also recorded $9.8 million as accrued expenses as of December 31, 2022 that was primarily driven by co-development and co-commercialization activities.
Amgen Inc. (“Amgen”)
On September 28, 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Olpasiran Agreement, Amgen received a worldwide, exclusive license to the Company’s novel RNAi Olpasiran program. Olpasiran is designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Amgen is wholly responsible for clinical development and commercialization. The Company has substantially completed its performance obligations under the Olpasiran Agreement.
Further, in November 2022, Royalty Pharma and the Company entered into the Royalty Pharma Agreement. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive any milestone payments potentially payable by Amgen under the Olpasiran Agreement.
In December 2022, Amgen enrolled the first subject in its Phase 3 trial of Olpasiran, which triggered a $25.0 million milestone payment to the Company, which was paid in the second quarter of fiscal 2023. The Company is further eligible to receive up to an additional $535 million in aggregate development, regulatory, and sales milestone payments from Amgen and Royalty Pharma. Revenue for the three months ended December 31, 2022 and 2021 were $25.0 million and $0, respectively. There were $25.0 million in contract assets recorded as accounts receivable and $0 in contract liabilities recorded as deferred revenue as of December 31, 2022.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three months ended December 31, 2022 and 2021 are shown in the tables below.
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
The following table provides details of research and development expenses for the three months ended December 31:

(in thousands)	2022	% of Expense Category	2021	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$42,284	51%	$32,345	49%	$9,939	31%
R&D discovery costs	12,693	15%	11,000	17%	1,693	15%
Salaries	14,689	17%	10,994	17%	3,695	34%
Facilities related	3,341	4%	2,038	3%	1,303	64%
Total research and development expense, excluding non-cash expense	$73,007	87%	$56,377	86%	$16,630	29%
Stock compensation	8,402	10%	7,218	11%	1,184	16%
Depreciation and amortization	2,286	3%	2,170	3%	116	5%
Total research and development expense	$83,695	100%	$65,765	100%	$17,930	27%
Candidate costs increased $9.9 million to $42.3 million for the three months ended December 31, 2022 compared to $32.3 million for the same period of 2021. This increase was primarily due to the progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher outsourced clinical trial, toxicity study and manufacturing costs. For example, the Company’s cardiometabolic candidates, ARO-ANG3 and ARO-APOC3, have advanced into Phase 2 and Phase 3 clinical trials.
R&D discovery costs increased $1.7 million to $12.7 million for the three months ended December 31, 2022 compared to $11.0 million for the same period of 2021. This increase was due to the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types.
Salaries and stock compensation expense consist of salary, bonuses, payroll taxes, related benefits and stock compensation for the Company’s R&D personnel. The increases in salaries and stock comp expenses were primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases. Stock compensation expense was based upon the valuation of stock options and restricted stock units granted to employees, directors and certain consultants.
Facilities-related expense included lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $1.3 million to $3.3 million for the three months ended December 31, 2022, compared to $2.0 million for the same period of 2021. This increase was mainly due to the additional lease expense as the Company expands discovery efforts to identify new drug candidates.
The increase of depreciation and amortization expense, a non-cash expense, relates to depreciation on lab equipment and leasehold improvements at the facilities.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of the Company’s general and administrative expenses for the three months ended

December 31:

	2022	% of Expense Category	2021	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$4,207	20%	$3,430	13%	$777	23%
Professional, outside services, and others	4,383	21%	3,195	13%	1,188	37%
Facilities related	1,005	5%	680	3%	325	48%
Total general & administrative expense, excluding non-cash expense	$9,595	46%	$7,305	29%	$2,290	31%
Stock compensation	10,987	52%	17,287	69%	(6,300)	(36)%
Depreciation and amortization	403	2%	403	2%	—	—%
Total general & administrative expense	$20,985	100%	$24,995	100%	$(4,010)	(16)%
Salaries expense increased $0.8 million to $4.2 million for the three months ended December 31, 2022 compared to $3.4 million for the same period of 2021. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and others expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, and communication and technology expenses. This expense increased $1.2 million to $4.4 million for the three months ended December 31, 2022 compared to $3.2 million for the same period of 2021. The increase was mainly due to consulting expenses related to software implementation and administrative expenses in support of additional headcount.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Stock compensation expense, a non-cash expense, decreased by $6.3 million to $11.0 million for the three months ended December 31, 2022 compared to $17.3 million for the same period of 2021. The decrease in the current period was mainly due to the reversal of recognized compensation costs related to a performance award where the minimum performance goal was not met. The fair value of market condition-based awards was expensed ratably over the service period and was not adjusted for actual achievement.
The Company anticipates these general and administrative expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
Other Income
Other income is primarily related to interest income and realized and unrealized gain/loss on investments. Other income decreased $0.1 million to $0.3 million for the three months ended December 31, 2022 compared to $0.4 million for the same period of 2021. The decrease was due to the interest expense on the liability related to the sale of future royalties, offset by higher yields on investments due to increased interest rates as well as credits the Company received during the first quarter of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its common stock, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials. Additionally, the Company plans to expand its facilities with its purchase of land in Verona, Wisconsin, and its entry into a new lease in San Diego, California. Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities, and each will require significant capital investment.
The Company’s cash, cash equivalents and restricted cash increased to $202.2 million at December 31, 2022 compared to $108.0 million at September 30, 2022. Cash invested in short-term fixed income securities was $299.6 million at December 31, 2022 compared to $268.4 million at September 30, 2022. Cash invested in long-term fixed income securities was $115.8 million at December 31, 2022, compared to $105.9 million at September 30, 2022. On December 2, 2022, the Company entered into the Open Market Sale Agreement, pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of December 31, 2022, no shares have been issued under the Open Market Sale Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.
The following table presents a summary of cash flows:

	Three Months Ended December 31,
	2022	2021
	(in thousands)
Cash Flow from:
Operating activities	$(75,516)	$(61,308)
Investing activities	(80,694)	(33,385)
Financing activities	250,576	1,885
Net increase (decrease) in cash, cash equivalents and restricted cash	$94,366	$(92,808)

Cash, cash equivalents and restricted cash at end of period	$202,249	$91,587
During the three months ended December 31, 2022, cash flows used by operating activities was $75.5 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of $6.0 million from GSK (see Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”) and Horizon. Cash used in investing activities was $80.7 million, which was primarily related to capital expenditures, primarily construction in progress, of $38.9 million and investments of $111.2 million, offset by net sales and maturities of investments of $69.4 million. Cash provided by financing activities of $250.6 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises. See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
During the three months ended December 31, 2021, cash flows used by operating activities was $61.3 million, which was primarily related to ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $33.4 million, which was primarily related to the purchase of property and equipment of $5.8 million and net purchases of investments of $27.6 million. Cash provided by financing activities of $1.9 million was related to cash received from stock option exercises.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s exposure to market risk from that described in Item 7A of its Annual Report on Form 10-K for the year ended September 30, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that the Company disclosed in Part I, Item 3 of its Annual Report on Form 10-K for the year ended September 30, 2022.
ITEM 1A.    Risk Factors
The Company’s business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual report on Form 10-K for the year ended September 30, 2022. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on April 6, 2016)

3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2023)

10.1*	Royalty Purchase Agreement, dated as of November 9, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Royalty Pharma Investments 2019 ICAV.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
_________________
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 6, 2023

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)