Form 10-Q
period 2023-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2023-05-02
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of April 24, 2023 was 106,900,421.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$134,959	$108,005
Accounts receivable	69,434	1,410
Short term investments	346,046	268,391
Prepaid expenses	9,935	7,289
Other current assets	14,436	20,204
Total current assets	574,810	405,299
Property and equipment, net	185,228	110,297
Intangible assets, net	11,112	11,962
Long-term investments	78,834	105,872
Right-of-use assets	41,114	58,291
Other assets	210	218
Total Assets	$891,308	$691,939

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,556	$2,868
Accrued expenses	39,551	46,856
Accrued payroll and benefits	5,494	12,251
Lease liabilities	2,711	2,776
Deferred revenue	29,839	74,099
Total current liabilities	87,151	138,850
Long-term liabilities:
Lease liabilities, net of current portion	80,070	78,800
Deferred revenue, net of current portion	1,075	55,950
Liability related to the sale of future royalties	257,906	—
Total long-term liabilities	339,051	134,750
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 and 145,000 shares; issued and outstanding 106,869 and 105,960 shares	199	198
Additional paid-in capital	1,260,310	1,219,213
Accumulated other comprehensive loss	(332)	(136)
Accumulated deficit	(813,405)	(820,755)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	446,772	398,520
Noncontrolling interest	18,334	19,819
Total noncontrolling interest and stockholders’ equity	465,106	418,339
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$891,308	$691,939
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$146,267	$151,805	$208,813	$179,244
Operating expenses:
Research and development	74,881	75,985	158,576	141,750
General and administrative	23,221	34,267	44,206	59,262
Total operating expenses	98,102	110,252	202,782	201,012
Operating income (loss)	48,165	41,553	6,031	(21,768)

Other income (expense):
Interest income	4,560	1,054	7,242	2,210
Interest expense	(5,057)	—	(7,906)	—
Other, net	8	1,759	515	1,052
Total other (loss) income	(489)	2,813	(149)	3,262

Income (loss) before income tax expense and noncontrolling interest	47,676	44,366	5,882	(18,506)
Income tax expense	—	—	17	—
Net income (loss) including noncontrolling interest	47,676	44,366	5,865	(18,506)
Net loss attributable to noncontrolling interest, net of tax	(999)	—	(1,485)	—
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$48,675	$44,366	$7,350	$(18,506)

Net income (loss) per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$0.46	$0.42	$0.07	$(0.18)
Diluted	$0.45	$0.41	$0.07	$(0.18)
Weighted-average shares used in calculating
Basic	106,757	105,545	106,394	105,034
Diluted	108,143	107,929	107,893	105,034

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(74)	1	(196)	(38)
Comprehensive income (loss)	$47,602	$44,367	$5,669	$(18,544)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	19,390	—	—	—	19,390
Exercise of stock options	82	—	576	—	—	—	576
Common stock - restricted stock units vesting	98	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Interest in joint venture	—	—	—	—	—	(486)	(486)
Net loss for the three months ended December 31, 2022	—	—	—	—	(41,325)	—	(41,325)
Balance at December 31, 2022	106,140	$199	$1,239,178	$(258)	$(862,080)	$19,333	$396,372
Stock-based compensation	—	—	20,612	—	—	—	20,612
Exercise of stock options	64	—	520	—	—	—	520
Common stock - restricted stock units vesting	665	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(74)	—	—	(74)
Interest in joint venture	—	—	—	—	—	(999)	(999)
Net income for the three months ended March 31, 2023	—	—	—	—	48,675	—	48,675
Balance at March 31, 2023	106,869	$199	$1,260,310	$(332)	$(813,405)	$18,334	$465,106

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822
Stock-based compensation	—	—	24,504	—	—	—	24,504
Exercise of stock options	208	—	2,145	—	—	—	2,145
Common stock - restricted stock units vesting	263	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(39)	—	—	(39)
Net loss for the three months ended December 31, 2021	—	—	—	—	(62,872)	—	(62,872)
Balance at December 31, 2021	104,798	$197	$1,080,035	$(108)	$(707,564)	$—	$372,560
Stock-based compensation	—	—	33,802	—	—	—	33,802
Exercise of stock options	237	—	1,537	—	—	—	1,537
Common stock - restricted stock units vesting	667	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1	—	—	1
Net income for the three months ended March 31, 2022	—	—	—	—	44,366	—	44,366
Balance at March 31, 2022	105,702	$198	$1,115,373	$(107)	$(663,198)	$—	$452,266
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,865	$(18,506)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Stock-based compensation	40,002	58,307
Depreciation and amortization	5,358	5,167
(Accretion) amortization of note premiums/discounts	(82)	329
Non-cash interest expense on liability related to the sale of future royalties	7,906	—
Changes in operating assets and liabilities:
Accounts receivable	(68,024)	8,938
Prepaid expenses and other current assets	20,309	(3,313)
Accounts payable	6,688	1,146
Accrued expenses	(27,279)	3,699
Deferred revenue	(99,135)	(54,926)
Operating lease liabilities	1,205	580
Net cash (used in) provided by operating activities	(107,187)	1,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66,225)	(10,530)
Purchases of investments	(192,528)	(148,391)
Proceeds from maturities of investments	141,994	55,781
Net cash used in investing activities	(116,759)	(103,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	1,096	3,731
Proceeds from the sale of future royalties	250,000	—
Net cash provided by financing activities	251,096	3,731

Net increase (decrease) in cash, cash equivalents and restricted cash	27,150	(97,988)

Effect of exchange rate on cash, cash equivalents and restricted cash	(196)	(38)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	108,005	184,434
END OF PERIOD	$134,959	$86,408

Supplementary disclosures:
Interest paid	$—	$—
Income taxes (paid) refunded	$—	$—
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	ARO-APOC3	Phase 2b and Phase 3	Arrowhead
	ARO-ANG3	Phase 2b	Arrowhead
	Olpasiran	Phase 3	Amgen
Pulmonary	ARO-ENAC2	Pre-Clinical	Arrowhead
	ARO-RAGE	Phase 1/2	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990 (formerly ARO-HSD)	Phase 2	GSK
	Fazirsiran	Phase 3	Takeda and Arrowhead
	JNJ-3989	Phase 2	Janssen
	HZN-457 (formerly ARO-XDH)	Phase 1	Horizon
	ARO-C3	Phase 1/2	Arrowhead
	ARO-PNPLA3 (formerly JNJ-75220795)	Phase 1	Arrowhead
Muscle	ARO-DUX4	Pre-Clinical	Arrowhead
CNS	ARO-SOD1	Pre-Clinical	Arrowhead
The Company operates lab facilities in San Diego, California and Madison, Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first half of fiscal 2023, the Company continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•announced interim results from ARO-RAGE administration in Part 1 of the ongoing Phase 1/2 study in normal healthy volunteers which included:
◦reductions in soluble RAGE (sRAGE) as measured in serum after two doses on Day 1 and Day 29;
◦duration of pharmacologic effect persisted for at least 6 weeks after the second administration of the 92 mg does with further follow up ongoing;
◦reduction in sRAGE as measured in bronchoalveolar lavage fluid (BALF) at Day 31 after a single dose;
◦reduction in in serum sRAGE were observed after a single dose;
◦the pooled placebo groups experienced a mean sRAGE increase of 8% in BALF and a mean decrease of 1% serum
◦safety and tolerability;
•expanded TRiMTM platform to include an optimized intrathecal administration for central nervous system (CNS) delivery with distribution throughout the brain and in all relevant brain cell types. The first development candidate to utilize this new delivery platform, ARO-SOD1, is anticipated to have a clinical trial application (CTA) filing in the third quarter of 2023 to begin clinical studies. In preclinical studies, ARO-SOD1 achieved 95% spinal cord tissue mRNA knockdown after a single intrathecal dose in human SOD1 transgenic rats and maintained greater than 80% spinal cord tissue mRNA knockdown three months after a single intrathecal dose in non-human primates;
•dosed the first patient in Takeda’s Phase 3 REDWOOD clinical study of Fazirsiran for the treatment of alpha-1 antitrypsin deficiency associated liver diseases, triggering a $40.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023;
•dosed the first patient in GSK’s Phase 2b trial of GSK4532990, formerly called ARO-HSD, an investigational RNAi therapeutic for the treatment of patients with non-alcoholic steatohepatitis (NASH), triggering a $30.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023;
•announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to ARO-APOC3 for reducing triglycerides in adult patients with familial chylomicronemia syndrome (FCS). ARO-APOC3 was previously granted Orphan Drug designation by the FDA and the European Union;
•announced interim results from Part 1 of AROC3-1001, an ongoing Phase 1/2 clinical study of ARO-C3, which included;
◦a dose-dependent reduction in serum C3, with 88% mean reduction at highest dose tested;
◦a dose-dependent reduction in AH50, a marker of alternative complement pathway hemolytic activity, with 91% mean reduction at highest dose tested;
◦duration of pharmacologic effect supportive of quarterly or less frequent subcutaneous dose administration;
◦safety and tolerability;
•received notice from Janssen of its decision to voluntarily terminate the Research Collaboration and Option Agreement (the “Janssen Collaboration Agreement”) between the Company and Janssen. The Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795, upon termination of the Janssen Collaboration Agreement, which took effect on April 7, 2023. ARO-PNPLA3 is in Phase 1 clinical trials that are now being developed by the Company;
•initiated dosing in ARO-MMP7-1001 (NCT05537025), a Phase 1/2a single ascending dose and multiple ascending dose clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARO-MMP7, an investigational RNAi therapeutic designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic pulmonary fibrosis (IPF), in up to 56 healthy volunteers and in up to 21 patients with IPF;
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2023 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 for more complete descriptions and discussions. Operating results and cash flows for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.
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
At March 31, 2023, the Company had $135.0 million in cash and cash equivalents (including $7.3 million in restricted cash), $346.0 million in short-term investments and $78.8 million in long-term investments to fund operations. During the six months ended March 31, 2023, the Company’s cash and cash equivalents and investments balance increased by $77.6 million which was primarily due to the $250.0 million upfront payment received from Royalty Pharma (Note 11) and $40.0 million in milestone payments from Horizon and Amgen, partially offset by cash used to fund its operations.
In total, the Company is eligible to receive up to $3.6 billion in developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements. The revenue recognition for these collaboration agreements is discussed further in Note 2.
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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
GSK	$30,000	$120,000	$29,323	$120,000
Horizon	—	7,918	21,667	14,585
Takeda	116,156	20,821	132,468	41,593
Janssen	111	3,066	355	3,066
Amgen	—	—	25,000	—
Total	$146,267	$151,805	$208,813	$179,244
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	March 31, 2023	September 30, 2022
	(in thousands)
Receivables included in accounts receivable	$70,000	$6,174
Contract liabilities included in deferred revenue	$30,914	$130,049
Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”)
On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK License Agreement”). Under the GSK License Agreement, GSK has received an exclusive license for GSK-4532990 (formerly ARO-HSD). The exclusive license is worldwide with the exception of greater China, for which the Company retained rights to develop and commercialize GSK-4532990. The Company completed its Phase 1/2 study of GSK-4532990, and GSK is wholly responsible for all clinical development and commercialization of GSK-4532990 in its territory. Under the terms of the agreement, the Company has received an upfront payment of $120.0 million and recognized an additional $30.0 million at the start of a Phase 2 trial. The Company is also eligible for an additional payment of $100.0 million upon achieving a successful Phase 2 trial readout and the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190.0 million at first commercial sale, and up to $590.0 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the GSK-4532990 license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million was fully recognized during the six months ended March 31, 2022. Further, GSK dosed the first patient in a Phase 2 trial in March 2023, triggering a $30.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023. There were no contract assets and liabilities recorded as of March 31, 2023.
Horizon Therapeutics Ireland DAC (“Horizon”)
On June 18, 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout. The Company conducted all activities through the preclinical stages of development of, and Horizon is now wholly responsible for clinical development and commercialization of, HZN-457. The Company received $40.0 million as an upfront payment in July 2021 and an additional $15.0 million upon Horizon’s initiation of a Phase 1 clinical trial in January 2023, and is eligible to receive up to $645.0 million in additional potential development, regulatory and sales milestones. The Company is also eligible to receive royalties in the low- to mid-teens range on net product sales.
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
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocated the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Revenue was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts were expended evenly over the course of completing its performance obligation. Further, Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. There were no contract assets and liabilities recorded as of March 31, 2023.
Takeda Pharmaceutical Company Limited (“Takeda”)
On October 7, 2020, Takeda and the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”). Under the Takeda License Agreement, Takeda and the Company will co-develop its Fazirsiran program, the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, Fazirsiran, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda will lead the global commercialization strategy and will receive an exclusive license to commercialize Fazirsiran, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales. The Company received $300.0 million as an upfront payment in January 2021, recognized an additional $40.0 million upon Takeda’s initiation of a Phase 3 clinical study in March 2023, and is eligible to receive potential development, regulatory and commercial milestones of up to $527.5 million.
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
The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the Fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension part of the studies; however, Takeda now intends to initiate a new open label extension (OLE) study available to patients participating in these Phase 2 studies that will initiate as early as July 2023. Based on this new information, patients enrolled in the SEQUOIA and AROAAT2002 studies are expected to complete their Phase 2 study visits between June 2023 and June 2024, shortening the Company’s performance obligation. As a result, effective the second quarter of fiscal 2023, the Company changed its estimates of the revenue recognition to better reflect these newly estimated proportional performance periods. The effect of these changes in estimates resulted in accelerated revenue by $61.4 million, or $0.57 per share (diluted) for each of the three and six months ended March 31, 2023. There were $30.9 million of contract liabilities recorded as deferred revenue, of which $29.8 million was classified as current as of March 31, 2023.
In March 2023, Takeda dosed the first patient in the Phase 3 REDWOOD clinical study of Fazirsiran, triggering a $40.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023. The Company also recorded $9.4 million as accrued expenses as of March 31, 2023 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On October 3, 2018, Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson, and the Company entered into a License Agreement (the “Janssen License Agreement”) and the Janssen Collaboration Agreement. The Company also entered into a stock purchase agreement with JJDC, Inc. (“JJDC”), Johnson & Johnson’s venture capital arm (the “JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen received a worldwide, exclusive license to the Company’s JNJ-3989 (ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989 (ARO-HBV), which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989 (ARO-HBV).
Under the terms of the Janssen License Agreement, the Company has received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in the Company’s common stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $0.8 billion in development and sales milestone payments for the Janssen License Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement.
On April 7, 2023, Janssen voluntarily terminated the Janssen Collaboration Agreement. Upon termination, the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795, the only candidate for which Janssen had exercised its option.
In May 2021, Janssen exercised its option right for JNJ-75220795 (ARO-JNJ1), which resulted in a $10.0 million milestone payment to the Company. This $10.0 million milestone payment was recognized entirely as of September 30, 2021. The Company conducted its discovery, optimization and preclinical research and development of JNJ-75220795 (ARO-JNJ1), ARO-JNJ2, and ARO-JNJ3 under the Janssen Collaboration Agreement. All costs and labor hours spent by the Company have been entirely funded by Janssen. There was no revenue recorded associated with the Company’s agreement with Janssen for the six months ended March 31, 2023 and 2022. There were no contract assets and liabilities recorded as of March 31, 2023.
At the inception of the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 (ARO-HBV) and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 (ARO-HBV) drug product is completed and delivered to Janssen (the “Janssen R&D Services”). Due to the specialized and unique nature of these Janssen R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.
The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989 (ARO-HBV), and estimated payments for reimbursable Janssen R&D Services to be performed. The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 (ARO-HBV) license and the associated Janssen R&D Services. The Company recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. Future milestones and royalties achieved will be recognized in their entirety when earned. There were no contract assets and liabilities recorded as of March 31, 2023.
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

Under the Olpasiran Agreement and the ARO-AMG1 Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received additional an $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement and the ARO-AMG1 Agreement. There were no contract assets and liabilities recorded as of March 31, 2023.
In November 2022, Royalty Pharma and the Company entered into the Royalty Pharma Agreement. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $535.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 11.
Joint Venture and License Agreement with Visirna Therapeutics, Inc. (“Visirna”)
On April 25, 2022, Visirna and the Company entered into a License Agreement (the “Visirna License Agreement”), pursuant to which Visirna received an exclusive license to develop, manufacture and commercialize four of the Company’s RNAi-based investigational cardiometabolic medicines in Greater China (including the People’s Republic of China, Hong Kong, Macau and Taiwan). Pursuant to a Share Purchase Agreement (the “Visirna SPA”) entered into simultaneously with the Visirna License Agreement, the Company acquired a majority stake in Visirna as partial consideration for the Visirna License Agreement. Under the Visirna SPA, entities affiliated with Vivo Capital also acquired a minority stake in Visirna in exchange for $60.0 million in upfront capital to support the operations of Visirna. As further consideration under the Visirna License Agreement, the Company is also eligible to receive potential royalties on commercial sales.
During the six months ended March 31, 2023, the Company performed manufacturing and development work pursuant to a Clinical Supply Agreement between the parties contemplated by the Visirna License Agreement. The Company received $0.9 million as consideration for this manufacturing and development work, and there were no contract assets and liabilities recorded as of March 31, 2023.

NOTE 3. PROPERTY AND EQUIPMENT
The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2023	September 30, 2022
	(in thousands)
Computers, software, office equipment and furniture	$2,198	$2,182
Land	2,996	2,996
Research equipment	46,873	38,283
Leasehold improvements	42,017	42,017
Construction in progress	127,216	56,373
	221,300	141,851
Less: Accumulated depreciation and amortization	(36,072)	(31,554)
Property and equipment, net	$185,228	$110,297
Depreciation and amortization expense for property and equipment for each of the three months ended March 31, 2023 and 2022 was $2.2 million. Depreciation and amortization expense for property and equipment for the six months ended March 31, 2023 and 2022 was $4.5 million and $4.3 million, respectively.
The increase in the construction in progress during the six months ended March 31, 2023 was mainly due to the continuing developments of manufacturing, laboratory and office facilities in Verona, Wisconsin as well as a new laboratory and office facility in San Diego, California. See Note 7.

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of March 31, 2023
	(In thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments (due within one year)
Held to maturity debt securities	$346,046	$—	$(3,755)	$342,291
Held to maturity certificate of deposit	—	—	—	—
Total short-term investments	$346,046	$—	$(3,755)	$342,291

Long-term investments (due within one through three years)
Held to maturity debt securities	$78,834	$—	$(1,709)	$77,125
Total long-term investments	$78,834	$—	$(1,709)	$77,125

	As of September 30, 2022
	(In thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments (due within one year)
Held to maturity debt securities	$218,391	$—	$(3,661)	$214,730
Held to maturity certificate of deposit	50,000	—	—	50,000
Total short-term investments	$268,391	$—	$(3,661)	$264,730

Long-term investments (due within one through three years)
Held to maturity debt securities	$105,872	$—	$(5,569)	$100,303
Total long-term investments	$105,872	$—	$(5,569)	$100,303

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(amounts in thousands)				(in years)
As of March 31, 2023
Patents	$21,728	$12,545	$—	$9,183	14
License	3,129	1,200	—	1,929	21
Total intangible assets, net	$24,857	$13,745	$—	$11,112

As of September 30, 2022
Patents	$21,728	$11,770	$—	$9,958	14
License	3,129	1,125	—	2,004	21
Total intangible assets, net	$24,857	$12,895	$—	$11,962

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the six months ended March 31, 2023 and 2022.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for each of the three months ended March 31, 2023 and 2022, and $0.9 million and for each of the six months ended March 31, 2023 and 2022. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2023:

Amortization Expense
Year Ending September 30,	(in thousands)
2023 (remainder)	$850
2024	1,700
2025	1,700
2026	1,700
2027	1,700
Thereafter	3,462
Total	$11,112

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of March 31, 2023
Common stock	$0.001	290,000	106,869	106,869
Preferred stock	$0.001	5,000	—	—

As of September 30, 2022
Common stock	$0.001	145,000	105,960	105,960
Preferred stock	$0.001	5,000	—	—
On March 16, 2023, the Company’s stockholders approved an increase in authorized common shares, par value $0.001 per share, from 145,000,000 to 290,000,000. The amendment to the Amended and Restated Certificate of Incorporation was filed on April 27, 2023. The Company does not have any current intention to issue shares in connection with acquisitions or pursuant to any equity financing outside of its existing equity compensation plans.
As of March 31, 2023 and September 30, 2022, respectively, 13,075,198 and 14,000,392 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of March 31, 2023, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2023.
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
Technology License Commitments
The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products it may develop using these licensed technologies. These agreements and other similar agreements often require milestone and royalty payments. Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and/or certain sales level milestones. During the three and six months ended March 31, 2023 and 2022, the Company did not reach any milestones.
NOTE 8. LEASES
On November 19, 2021, the Company entered into a 15-year lease for approximately 144,000 square feet of office and research and development laboratory space in San Diego, California. This facility replaces the Company’s current office and research facility located in San Diego, California. The increased capacity of this new facility compared to the Company’s current research facility in San Diego will accommodate increased personnel for its expanding pipeline of current and future drug candidates. The lease payments which began on April 19, 2023, the rent commencement date, will be approximately $119.0 million over the initial 15-year term. The Company also estimates payments for operating expenses to be approximately $3.0 million for the first year of the lease, and these payments will continue throughout the initial 15-year term. The Company expects to pay approximately $32.0 million for leasehold improvements, net of tenant improvement allowances. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent.
Other Significant Leases
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one term of five years.
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
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2023	September 30, 2022
		(in thousands)

Operating lease assets	Right-of-use assets	$41,114	$58,291

Current operating lease liabilities	Lease liabilities	2,711	2,776
Non-current operating lease liabilities	Lease liabilities, net of current portion	80,070	78,800

		Three Months Ended March 31,		Six Months Ended March 31,
Lease Cost	Classification	2023	2022	2023	2022
		(in thousands)

Operating lease cost	Research and development	$2,343	$905	$4,412	$1,783
	General and administrative expense	500	420	1,033	840

Variable lease cost	Research and development	160	182	370	340
	General and administrative expense	—	—	—	—

Total		$3,003	$1,507	$5,815	$2,963
Variable lease cost primarily related to operating expenses associated with the Company’s operating leases. There was $0.4 million and $0.3 million short-term lease cost during the three months ended March 31, 2023, and 2022, respectively. There was $0.7 million and $0.5 million short-term lease cost during the six months ended March 31, 2023, and 2022, respectively.

The following table presents payments of operating lease liabilities on an undiscounted basis as of March 31, 2023:

Year	Amounts
(in thousands)
2023 (remainder of fiscal year)	$3,070
2024	8,094
2025	11,800
2026	12,138
2027	11,297
2028 and thereafter	102,813
Total	$149,212
Less imputed interest	(66,431)
Total operating lease liabilities (includes current portion)	$82,781
Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,503	$2,171

	March 31, 2023
	2023	2022
Weighted-average remaining lease term (in years)	6.6	7.6
Weighted-average discount rate	8.5%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Incentive Plan (the “2013 Plan”), 173,983 and 3,518,957 shares, respectively, of the Company’s common stock are reserved for the grant of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and others as of March 31, 2023.
On March 18, 2021, the Company’s Board of Directors approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (the “2021 Plan”), which authorizes 8,000,000 shares (subject to certain adjustments) to be awarded for grants of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of March 31, 2023, the total number of shares reserved for issuance under the 2021 Incentive Plan was 6,126,788 shares, which includes 139,053 shares that were forfeited under the 2013 Plan.
In addition, there were 743,726 shares reserved for options and 738,875 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of March 31, 2023
	2004 Plan	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	173,983	1,629,457	35,151	743,726	2,582,317
Restricted stock units	—	1,889,500	1,701,968	738,875	4,330,343
Total	173,983	3,518,957	1,737,119	1,482,601	6,912,660
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	2,721,384	$20.73
Granted	32,151	33.03
Cancelled or expired	(25,581)	58.07
Exercised	(145,637)	7.50
Outstanding at March 31, 2023	2,582,317	$21.26	4.5 years	$30,107,439
Exercisable at March 31, 2023	2,348,193	$18.75	4.2 years	$30,100,306
The aggregate intrinsic values represents the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2023 and 2022 was $1.4 million and $10.8 million, respectively. The total intrinsic value of the options exercised during the six months ended March 31, 2023 and 2022 was $3.6 million and $23.3 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended March 31, 2023 and 2022, was $2.2 million and $2.7 million, respectively. Stock-based compensation expense related to stock options for the six months ended March 31, 2023 and 2022 was $4.6 million and $5.7 million, respectively.
As of March 31, 2023, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $7.6 million will be recognized in the Company’s results of operations over a weighted average period of 1.0 year.
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
The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Back-Scholes option pricing model:

	Six Months Ended March 31,
	2023	2022
Expected dividend yield(1)	—	N/A
Risk-free interest rate(2)	3.69%	N/A
Expected volatility(3)	86.4%	N/A
Expected term (in years)(4)	6.25	N/A
Weighted average grant date fair value per share of options granted (5)	$24.80	N/A
(1) The dividend yield is zero as the Company currently does not pay a dividend.
(2) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(3) Volatility is estimated based on volatility average of the Company’s common stock price.
(4) The expected term represents the period of time that stock options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior.
(5) No options were granted during the six months ended March 31, 2022.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2022	4,069,431	$62.96
Granted	1,098,544	34.67
Vested	(763,132)	54.20
Forfeited	(74,500)	57.28
Outstanding at March 31, 2023	4,330,343	$57.62
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended March 31, 2023 and 2022, the Company recorded $18.4 million and $28.2 million of expense related to RSUs, respectively. For the six months ended March 31, 2023 and 2022, the Company recorded $35.4 million and $49.7 million of expense related RSUs, respectively. As of March 31, 2023, there was $153.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.5 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At March 31, 2023 and September 30, 2022, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

U.S. government bonds	$23,074	$—	$—	$23,074
Municipal securities	—	7,034	—	7,034
Commercial notes	—	95,786	—	95,786
Corporate debt securities	—	306,950	—	306,950
Certificate of deposits	—	—	—	—
Money market instruments	53,743	—	—	53,743

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)

U.S. government bonds	$1,973	$—	$—	$1,973
Commercial notes	—	41,727	—	41,727
Corporate debt securities	—	271,333	—	271,333
Certificate of deposits	50,000	—	—	50,000
Money market instruments	39,262	—	—	39,262
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
The Company has evaluated the terms of the Royalty Pharma Agreement and concluded in accordance with the relevant accounting guidance that the Company accounted for the transaction as debt and the funding of $250.0 million from Royalty Pharma was recorded as a liability related to the sale of future royalties on its consolidated balance sheets. The Company is not obligated to repay this upfront funding received under the Royalty Pharma Agreement. This liability is amortized over the expected repayment term using an effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. The Company will evaluate the effective interest rate quarterly based on its current revenue forecasts utilizing the prospective method. For the three and six months ended March 31, 2023, the Company recognized non-cash interest expense of $5.1 million and $7.9 million, respectively, on the consolidated statements of operations and comprehensive income (loss).
NOTE 12. EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share for the six months ended

March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$48,675	$44,366	$7,350	$(18,506)

Denominator:
Weighted-average basic shares outstanding	106,757	105,545	106,394	105,034
Effect of dilutive securities	1,386	2,384	1,499	—
Weighted-average diluted shares outstanding	108,143	107,929	107,893	105,034

Basic earnings per share	$0.46	$0.42	$0.07	$(0.18)
Diluted earnings per share	$0.45	$0.41	$0.07	$(0.18)
Potentially dilutive securities representing approximately 4,350,000 and 4,069,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2023, respectively, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the six months ended March 31, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, trends in its business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of the Company’s preclinical studies and clinical trials, and its research and development programs; its expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions the Company has entered into or may enter into in the future; its beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and its estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
The forward-looking statements included herein are based on current expectations of the Company’s management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond the Company’s control. As such, the Company’s actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Company’s most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, the Company disclaims any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
The Company’s pipeline includes:
•Hypertriglyceridemia - ARO-APOC3
•Dyslipidemia - ARO-ANG3
•Cardiovascular disease - Olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen)

•Cystic fibrosis - ARO-ENAC2
•Muco-obstructive or inflammatory pulmonary conditions - ARO-RAGE and ARO-MUC5AC
•Idiopathic pulmonary fibrosis - ARO-MMP7
•Liver disease - GSK-4532990 (formerly ARO-HSD, out-licensed to GSK)
•Liver disease associated with alpha-1 antitrypsin deficiency (AATD) - Fazirsiran (formerly ARO-AAT, a collaboration with Takeda)
•Chronic hepatitis B virus - JNJ-3989 (formerly ARO-HBV, out-licensed to Janssen)
•Uncontrolled gout - HZN-457 (formerly ARO-XDH, out-licensed to Horizon)
•Complement mediated diseases - ARO-C3
•Non-alcoholic steatohepatitis (NASH) - ARO-PNPLA3 (formerly JNJ-75220795or ARO-JNJ1)
•Facioscapulohumeral muscular dystrophy - ARO-DUX4
•Amyotrophic lateral sclerosis “ALS” (CNS) - ARO-SOD1
The Company operates lab facilities in San Diego, California and Madison, Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
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
The First Half of Fiscal 2023 Business Highlights
Key recent developments during the first half of fiscal 2023 included the following:
•secured stockholder approval to increase authorized common shares to 290,000,000 from 145,000,000 to provide the Company with additional flexibility to issue common stock for a variety of general corporate purposes;
•announced interim results from ARO-RAGE administration in Part 1 of the ongoing Phase 1/2 study in normal healthy volunteers which included:
◦reductions in soluble RAGE (sRAGE) as measured in serum after two doses on Day 1 and Day 29;
◦duration of pharmacologic effect persisted for at least 6 weeks after the second administration of the 92 mg does with further follow up ongoing;
◦reduction in sRAGE as measured in bronchoalveolar lavage fluid (BALF) at Day 31 after a single dose;
◦reduction in in serum sRAGE were observed after a single dose;
◦the pooled placebo groups experienced a mean sRAGE increase of 8% in BALF and a mean decrease of 1% serum
◦safety and tolerability;
•expanded TRiMTM platform to include an optimized intrathecal administration for central nervous system (CNS) delivery with distribution throughout the brain and in all relevant brain cell types. The first development candidate to utilize this new delivery platform, ARO-SOD1, is anticipated to have a clinical trial application (CTA) filing in the third quarter of 2023 to begin clinical studies. In preclinical studies, ARO-SOD1 achieved 95% spinal cord tissue mRNA knockdown after a single intrathecal dose in human SOD1 transgenic rats and maintained greater than 80% spinal cord tissue mRNA knockdown three months after a single intrathecal dose in non-human primates;
•dosed the first patient in Takeda’s Phase 3 REDWOOD clinical study of Fazirsiran for the treatment of alpha-1 antitrypsin deficiency associated liver diseases, triggering a $40.0 million milestone payment to the Company which is expected be paid in the third quarter of fiscal 2023;
•dosed the first patient in GSK’s Phase 2 trial of GSK4532990, formerly called ARO-HSD, an investigational RNAi therapeutic for the treatment of patients with non-alcoholic steatohepatitis (NASH), triggering a $30.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023;

•announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to ARO-APOC3 for reducing triglycerides in adult patients with familial chylomicronemia syndrome (FCS). ARO-APOC3 was previously granted Orphan Drug designation by the FDA and the European Union;
•announced interim results from Part 1 of AROC3-1001, an ongoing Phase 1/2 clinical study of ARO-C3, which included;
◦a dose-dependent reduction in serum C3, with 88% mean reduction at highest dose tested;
◦a dose-dependent reduction in AH50, a marker of alternative complement pathway hemolytic activity, with 91% mean reduction at highest dose tested;
◦duration of pharmacologic effect supportive of quarterly or less frequent subcutaneous dose administration;
◦safety and tolerability;
•received notice from Janssen of its decision to voluntarily terminate the Janssen Collaboration Agreement between the Company and Janssen. The Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795, upon termination of the Janssen Collaboration Agreement which took effect on April 7, 2023. ARO-PNPLA3 is in Phase 1 clinical trials that are now being developed by the Company;
•initiated dosing in AROMMP7-1001 (NCT05537025), a Phase 1/2a single ascending dose and multiple ascending dose clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARO-MMP7, an investigational RNAi therapeutic designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic pulmonary fibrosis (IPF), in up to 56 healthy volunteers and in up to 21 patients with IPF;
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
•announced top line results from the SEQUOIA Phase 2 Study of Fazirsiran in patients with Alpha-1 Antitrypsin Deficiency-Associated Liver Disease in which;
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
Net income was $48.7 million for the three months ended March 31, 2023 as compared to $44.4 million for the three months ended March 31, 2022. Net income was $7.4 million for the six months ended March 31, 2023 as compared to net losses of $18.5 million for the six months ended March 31, 2022. Net income per share – diluted was $0.45 for the three months ended March 31, 2023 as compared to $0.41 for the three months ended March 31, 2022. Net income per share – diluted was $0.07 for the six months ended March 31, 2023 as compared to net losses per share – diluted of $0.18 for the six months ended March 31, 2022.
The increase in net income for the three months ended March 31, 2023 was due to an increase in revenue from the Company’s license and collaboration agreements, primarily from the license agreements with Takeda and GSK, in conjunction with decreased general and administrative expenses. The increase in net income for the six months ended March 31, 2023 was due to an increase in revenue from the Company’s license and collaboration agreements, primarily from the license agreements with Horizon, Amgen, Takeda and GSK, partially offset by increased research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $135.0 million of cash, cash equivalents and restricted cash, $346.0 million in short-term investments, $78.8 million of long-term investments and $891.3 million of total assets as of March 31, 2023, as compared to $108.0 million of cash, cash equivalents and restricted cash, $268.4 million in short-term investments, $105.9 million of long-term investments and $691.9 million of total assets as of September 30, 2022. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022, except Takeda revenue recognition described in Note 2 — Collaboration and License Agreements of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues	$146,267	$151,805	$208,813	$179,244
Operating income (loss)	$48,165	$41,553	$6,031	$(21,768)
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$48,675	$44,366	$7,350	$(18,506)
Net income (loss) per share-diluted	$0.45	$0.41	$0.07	$(0.18)
Revenue
Total revenue for the three months ended March 31, 2023 decreased to $146.3 million, or 3.6% from the same period of 2022. Total revenue for the six and months ended March 31, 2023 increased to $208.8 million, or 16.5% from the same period of 2022. The changes were primarily driven by the revenue recognition associated with GSK, Horizon, Takeda and Amgen license agreements, as discussed below. The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers.
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022 (see Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the GSK License Agreement). The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the GSK-4532990 license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million was fully recognized during the six months ended March 31, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023, triggering a $30.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023.
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
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment (see Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the Horizon License Agreement). The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocated the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Revenue was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts were expended evenly over the course of completing its performance obligation. Further, Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023.
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
The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the Fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using a proportional performance method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). See Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the Takeda License Agreement. The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension part of the studies; however, Takeda now intends to initiate a new open label extension (OLE) study available to patients participating in these Phase 2 studies that will initiate as early as July 2023. Based on this new information, patients enrolled in the SEQUOIA and AROAAT2002 studies are expected to complete their Phase 2 study visits between June 2023 and June 2024, shortening the Company’s performance obligation. As a result, effective the second quarter of fiscal 2023, the Company changed its estimates of the revenue recognition to better reflect these newly estimated proportional performance periods. The effect of these changes in estimates resulted in accelerated revenue by $61.4 million, or $0.55 per share (diluted) for each of the three and six months ended March 31, 2023. There were $30.9 million of contract liabilities recorded as deferred revenue, of which $29.8 million was classified as current as of March 31, 2023.
In March 2023, Takeda dosed the first patient in the Phase 3 REDWOOD clinical study of Fazirsiran, triggering a $40.0 million milestone payment to the Company which is expected to be paid in the third quarter of fiscal 2023.
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
In December 2022, Amgen enrolled the first subject in its Phase 3 trial of Olpasiran, which triggered a $25.0 million milestone payment to the Company, which was paid in the second quarter of fiscal 2023. The Company is further eligible to receive up to an additional $535.0 million in aggregate development, regulatory, and sales milestone payments from Amgen and Royalty Pharma. See Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements with Amgen.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and six months ended March 31, 2023 and 2022 are shown in the tables below.
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
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2023	% of Expense Category	Three Months Ended March 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$26,586	36%	$37,713	50%	$(11,127)	(30)%
R&D discovery costs	17,431	23%	14,266	19%	3,165	22%
Salaries	16,404	22%	11,404	15%	5,000	44%
Facilities related	3,450	4%	1,779	2%	1,671	94%
Total research and development expense, excluding non-cash expense	$63,871	85%	$65,162	86%	$(1,291)	(2)%
Stock compensation	8,745	12%	8,642	11%	103	1%
Depreciation and amortization	2,265	3%	2,181	3%	84	4%
Total research and development expense	$74,881	100%	$75,985	100%	$(1,104)	(1)%

(in thousands)	Six Months Ended March 31, 2023	% of Expense Category	Six Months Ended March 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$68,870	43%	$70,058	49%	$(1,188)	(2)%
R&D discovery costs	30,124	19%	25,266	18%	4,858	19%
Salaries	31,093	20%	22,398	16%	8,695	39%
Facilities related	6,791	4%	3,817	3%	2,974	78%
Total research and development expense, excluding non-cash expense	$136,878	86%	$121,539	86%	$15,339	13%
Stock compensation	17,147	11%	15,860	11%	1,287	8%
Depreciation and amortization	4,551	3%	4,351	3%	200	5%
Total research and development expense	$158,576	100%	$141,750	100%	$16,826	12%
Candidate costs decreased $11.1 million, or 30%, for the three months ended March 31, 2023 and $1.2 million, or 2%, for the six months ended March 31, 2023 compared to the same period of 2022. This decrease was primarily due to the reduction in outsourced manufacturing and toxicity study costs as the Company’s pipeline of candidates progressed through clinical trials in 2022.
R&D discovery costs increased $3.2 million, or 22%, for the three months ended March 31, 2023 and $4.9 million, or 19%, for the six months ended March 31, 2023 compared to the same period of 2022. This increase was due to the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types.
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
Facilities-related expense included lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $1.7 million, or 94%, for the three months ended March 31, 2023 and $3.0 million, or 78%, for the six months ended March 31, 2023 compared to the same period of 2022. This increase was mainly due to the additional lease expense as the Company expands discovery efforts to identify new drug candidates.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on lab equipment and leasehold improvements at the facilities.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended March 31, 2023	% of Expense Category	Three Months Ended March 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$5,005	22%	$3,760	11%	$1,245	33%
Professional, outside services, and others	4,923	21%	4,241	13%	682	16%
Facilities related	1,020	4%	702	2%	318	45%
Total general & administrative expense, excluding non-cash expense	$10,948	47%	$8,703	26%	$2,245	26%
Stock compensation	11,868	51%	25,160	73%	(13,292)	(53)%
Depreciation and amortization	405	2%	404	1%	1	—%
Total general & administrative expense	$23,221	100%	$34,267	100%	$(11,046)	(32)%

	Six Months Ended March 31, 2023	% of Expense Category	Six Months Ended March 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$9,212	21%	$7,190	12%	$2,022	28%
Professional, outside services, and others	9,306	21%	7,436	13%	1,870	25%
Facilities related	2,025	4%	1,382	2%	643	47%
Total general & administrative expense, excluding non-cash expense	$20,543	46%	$16,008	27%	$4,535	28%
Stock compensation	22,855	52%	42,447	72%	(19,592)	(46)%
Depreciation and amortization	808	2%	807	1%	1	—%
Total general & administrative expense	$44,206	100%	$59,262	100%	$(15,056)	(25)%
Salaries expense increased $1.2 million, or 33%, for the three months ended March 31, 2023 and $2.0 million, or 28%, for the six months ended March 31, 2023 compared to the same period of 2022. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and others expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, communication and technology expenses. This expense increased $0.7 million, or 16%, for the three months ended March 31, 2023 and $1.9 million, or 25%, for the six months ended March 31, 2023 compared to the same period of 2022. The increase was mainly due to consulting expenses related to software implementation and administrative expenses in support of additional headcount.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Stock compensation expense, a non-cash expense, decreased by $13.3 million, or 53%, for the three months ended March 31, 2023 and $19.6 million, or 46%, for the six months ended March 31, 2023 compared to the same period of 2022.

The decrease was mainly due to the reversal of recognized compensation costs related to a performance award where the minimum performance goal was not met. The fair value of market condition-based awards was expensed ratably over the service period and was not adjusted for actual achievement.
Excluding the stock compensation costs described above, the Company anticipates these general and administrative expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
Other Income
Other income is primarily related to interest income/expense and realized/unrealized gain/loss on investments. Other income decreased $3.3 million and $3.4 million for the three and six months ended March 31, 2023, respectively, compared to the same periods of 2022. The decrease was primarily due to the interest expense on the liability related to the sale of future royalties, offset by higher yields on investments due to increased interest rates as well as credits the Company received during the first half of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its common stock, and revenue from its licensing and collaboration agreements as well as more recently the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials. Additionally, the Company expanded its facilities in Verona, Wisconsin, and commenced the lease agreement for additional facilities in San Diego, California. Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities, and each will require significant capital investment.
The Company’s cash, cash equivalents and restricted cash increased to $135.0 million at March 31, 2023 compared to $108.0 million at September 30, 2022. Cash invested in short-term fixed income securities was $346.0 million at March 31, 2023 compared to $268.4 million at September 30, 2022. Cash invested in long-term fixed income securities was $78.8 million at March 31, 2023, compared to $105.9 million at September 30, 2022. On December 2, 2022, the Company entered into the Open Market Sale Agreement, pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of March 31, 2023, no shares have been issued under the Open Market Sale Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.
The following table presents a summary of cash flows:

	Six Months Ended March 31,
	2023	2022
	(in thousands)
Cash Flow from:
Operating activities	$(107,187)	$1,421
Investing activities	(116,759)	(103,140)
Financing activities	251,096	3,731
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,150	$(97,988)

Cash, cash equivalents and restricted cash at end of period	$134,959	$86,408
During the six months ended March 31, 2023, cash flows used by operating activities was $107.2 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of $40.0 million from Amgen and Horizon (see Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”). Cash used in investing activities was $116.8 million, which was primarily related to capital expenditures, $66.2 million of construction in progress, and $192.5 million of investments, offset by net sales and maturities of investments of $142.0 million. Cash provided by financing activities of $251.1 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises. See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
During the six months ended March 31, 2022, cash flows provided by operating activities was $1.4 million, which was primarily due to the receipt of the $120.0 million upfront payment from GSK, partially offset by the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $103.1 million, which was primarily related to the purchase of property and equipment of $10.5 million and net purchases of investments of $92.6 million. Cash provided by financing activities of $3.7 million was related to cash received from stock option exercises.
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s process development and analytical activities. The Company has spent approximately $80.0 million and intends to spend an additional between $180.0 million and $210.0 million to complete the build out of the facilities. As part of this land purchase, the Company entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the tax incremental district and expects to be reimbursed up to $16.0 million by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona is expected to pay under the Tax Incremental Financing program is not guaranteed and will depend on future tax revenues generated from the developed property. The Company also expects receive up to $2.5 million of refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives to invest in the local community and create new jobs.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company regularly evaluates its controls and procedures and makes improvements in the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.3 of the Company’s Form 8-K filed on April 6, 2016)

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Arrowhead Pharmaceuticals, Inc.

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
_________________
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 2, 2023

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)