Form 10-K
period 2023-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2023-11-29
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of issuer’s voting and non-voting outstanding common stock held by non-affiliates was approximately $2.3 billion based upon the closing stock price of issuer’s common stock on March 31, 2023. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 20, 2023, 107,432,210 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals Inc.’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, our research and development programs, and our “20 in 25” pipeline goal; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. As such, our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Annual Report on Form 10-K with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
The Company’s pipeline of 14 clinical stage investigational medicines range in development stage from Phase 1 to Phase 3. In addition, the Company has a robust discovery stage pipeline which is capable of generating multiple new clinical candidates each year.
“20 in 25” Pipeline Development Strategy
The Company believes that there is no shortage of need that it can endeavor to serve and no shortage of lives that potentially can be touched by the versatility of RNAi technology. The Company endeavors to serve unmet needs and change lives leveraging the versatility of RNAi technology. The Company is acutely aware of the urgent need to develop solutions for the many diseases that have genetic targets that are otherwise undruggable by small molecules or biologics. To that end, the Company embraced its bold goal and strives to have 20 individual drugs, either partnered or wholly owned, in clinical trials or on the market in 2025.
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
Targeted RNAi Molecule (TRiMTM) Platform
The Company’s Targeted RNAi Molecule (TRiMTM) platform utilizes ligand-mediated delivery and is designed to enable tissue-specific targeting while being structurally simple. Targeting has been core to the Company’s development philosophy and the TRiMTM platform builds on more than a decade of work on actively targeted drug delivery vehicles. The Company’s scientists have discovered ways to progressively “TRiM” away extraneous features and chemistries and retain optimal pharmacologic activity.
The TRiMTM platform is comprised of a highly potent RNA trigger identified using the Company’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker and chemistries; structures that enhance pharmacokinetics; and highly potent RNAi triggers with sequence specific stabilization chemistries.
Therapeutics developed with the TRiMTM platform offer several advantages: simplified manufacturing and reduced costs; multiple routes of administration; and potential for improved safety because there are less metabolites from smaller molecules, thereby reducing the risk of intracellular buildup. The Company also believes that for RNAi to reach its true potential, it must target organs outside the liver. The Company is leading this expansion with the TRiMTM platform, which has shown the potential to reach multiple tissues, including liver, lung, central nervous system (CNS), muscle, and adipose tissue.

RNA Chemistries
The structure and chemistries of the oligonucleotide molecules used to trigger the RNAi mechanism can be tailored for optimal activity. The Company’s broad portfolio of RNA trigger structures and chemistries, including some proprietary structures, enable the Company to optimize each drug candidate on a target-by-target basis and utilize the combination of structure and chemical modifications that yield the most potent RNAi trigger.
As a component of the TRiMTM platform, the Company’s design philosophy for RNA chemical modifications is to start with a structurally simple molecule and add only selective modification and stabilization chemistries as necessary to achieve the desired level of target knockdown and duration of effect. The conceptual framework for the stabilization strategy starts with a more sophisticated RNAi trigger screening and selection process that identifies potent sequences rapidly in locations that others may miss.
Pipeline
The Company is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of the Company’s RNAi technologies enables the Company to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologic. The Company is focused on bringing the promise of RNAi to address diseases outside of the liver, and its pipeline now includes disease targets in the liver, lung, muscle and CNS.

Plozasiran (ARO-APOC3)
Plozasiran (formerly ARO-APOC3) is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including Very Low Density Lipoprotein (VLDL) and chylomicrons and a key regulator of triglyceride metabolism. The Company believes that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. The Company is currently investigating plozasiran in two Phase 2b clinical trials, one Phase 3 clinical trial, and additional Phase 3 clinical trials on schedule to begin in 2024.
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
ClinicalTrials.gov Identifier: NCT05089084
Zodasiran (ARO-ANG3)
Zodasiran (formerly ARO-ANG3) is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. The Company is currently investigating zodasiran in two Phase 2b clinical trials.
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
ClinicalTrials.gov Identifier: NCT05217667
ARO-PNPLA3
ARO-PNPLA3 (formerly JNJ-75220795) is an investigational RNAi therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with non-alcoholic steatohepatitis (NASH). PNPLA3 has strong genetic and preclinical validation as a driver of fat accumulation and damage in the livers of patients who carry the common I148M mutation. Former licensee Janssen Pharmaceuticals, Inc. investigated ARO-PNPLA3 in two Phase 1 clinical trials and the Company is currently designing a Phase 2 clinical trial.
NASH: NASH is a subgroup of non-alcoholic fatty liver disease (NAFLD) in which hepatic cell injury and inflammation has developed over background steatosis. The I148M genetic variant in the PNPLA3 gene is involved with the underlying pathophysiology and is a known risk factor for hepatic steatosis, steatohepatitis, elevated plasma liver enzyme levels, hepatic fibrosis and cirrhosis. The rising prevalence of NASH presents a significant health burden in many developed countries.
ARO-RAGE
ARO-RAGE is designed to reduce production of the Receptor for Advanced Glycation End products (RAGE) as a potential treatment for various inflammatory pulmonary diseases. The Company is currently investigating ARO-RAGE in a Phase 1/2a clinical trial.
Study Name: Study of ARO-RAGE in Healthy Subjects and Patients With Inflammatory Lung Disease
A Phase 1/2a Study Evaluating the Effects of ARO-RAGE in Healthy Subjects and Patients With Inflammatory Lung Disease
ClinicalTrials.gov Identifier: NCT05276570
ARO-MUC5AC
ARO-MUC5AC is designed to reduce production of mucin 5AC (MUC5AC) as a potential treatment for various muco-obstructive pulmonary diseases. The Company is currently investigating ARO-MUC5AC in a phase 1/2a clinical trial.
Study Name: Study of ARO-MUC5AC in Healthy Subjects and Patients With Muco-Obstructive Lung Disease
A Phase 1/2a Study to Evaluate the Effects of ARO-MUC5AC in Healthy Subjects and Patients with Muco-Obstructive Lung Disease
ClinicalTrials.gov Identifier: NCT05292950
ARO-MMP7
ARO-MMP7 is designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic Pulmonary Fibrosis (IPF). The Company is currently investigating ARO-MMP7 in a Phase 1/2a clinical trial.
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
Facioscapulohumeral Muscular Dystrophy: Facioscapulohumeral muscular dystrophy (FSHD) is an autosomal dominant disease associated with the failure to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. As DUX4 expression is recognized as the cause of muscle pathology in FSHD patients, the Company believes that the selective targeting and knockdown of DUX4 using RNAi may prevent or reverse downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no effective treatments specifically for FSHD.

ClinicalTrials.gov Identifier: NCT06131983
ARO-SOD1
ARO-SOD1 is designed to target the gene that encodes human superoxide dismutase 1 (SOD1) protein as a potential treatment for patients with amyotrophic lateral sclerosis (ALS) harboring a SOD1 mutations.
Amyotrophic Lateral Sclerosis (ALS): ALS is a fatal motoneuronal disorder that causes progressive degeneration of upper and lower motor neurons in the primary motor cortex, brainstem, and spinal cord. Among the genetically defined ALS cases, about 15% are associated with dominantly inherited mutations in the SOD1 gene. Although the exact disease-causing mechanism of SOD1 mutations remains incompletely understood, there is a consensus that there is a toxic gain-of-function leading to toxicity induced by aggregation of mutant SOD1 in neurons.
Study Name: Study of AROSOD-1 in Adult Participants With Amyotrophic Lateral Sclerosis (ALS)
A Phase 1 Randomized Placebo-Controlled Dose Escalation Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamics of ARO-SOD1 in Adult Patients With Amyotrophic Lateral Sclerosis Harboring a Superoxide Dismutase-1 Mutation Considered to be Causative of Amyotrophic Lateral Sclerosis
ClinicalTrials.gov Identifier: NCT05949294
ARO-C3
ARO-C3 is designed to reduce production of complement component 3 (C3) as a potential therapy for patients with various complement mediated or complement associated renal diseases. The Company is currently investigating ARO-C3 in a Phase 1/2a clinical trial.
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
Study Name: Study of ARO-C3 in Adult Healthy Volunteers and Patients With Complement-Mediated Renal Disease
A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and/or Pharmacodynamics of ARO-C3 in Adult Healthy Volunteers and in Adult Patients With Complement-Mediated Renal Disease
ClinicalTrials.gov Identifier: NCT05083364
Collaboration and License Agreements
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
Under the terms of the agreement, the Company received an upfront payment of $120.0 million, and an additional payment of $30.0 million was received at the start of a Phase 2 clinical trial. The Company is also eligible for an additional payment of $100.0 million upon achieving the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190.0 million at first commercial sale, and up to $590.0 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.
GSK-4532990
GSK-4532990 (formerly ARO-HSD) is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against nonalcoholic steatohepatitis (NASH) cirrhosis and alcoholic hepatitis and cirrhosis. GSK is conducting a Phase 2b clinical trial.
Nonalcoholic Steatohepatitis: NASH is liver inflammation and damage caused by a buildup of fat in the liver. This can cause scarring of the liver and in advanced cases can lead to cirrhosis.
Study Name: Phase 2b Study of GSK4532990 in Adults With NASH (HORIZON)

17 β-Hydroxysteroid Dehydrogenase Type 13 Minimization for the Treatment of NASH (HORIZON): A Double-Blind, Placebo-Controlled Phase 2b Study to Evaluate the Efficacy and Safety of GSK4532990 in Adults With Pre-Cirrhotic Nonalcoholic Steatohepatitis
ClinicalTrials.gov Identifier: NCT05583344
Horizon Therapeutics Ireland DAC (“Horizon”)
On June 18, 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout. Horizon is wholly responsible for clinical development and commercialization of HZN-457. On October 6, 2023, Amgen completed its acquisition of Horizon.
Under the terms of the agreement, the Company received an upfront payment of $40.0 million, and an additional payment of $15.0 million was received at the start of a Phase 1 clinical trial. On November 21, 2023, the Company received notice from Horizon that it has elected to terminate the Horizon License Agreement. Horizon exercised its right to terminate the Horizon License Agreement for convenience. The termination will take effect on December 21, 2023.
HZN-457
HZN-457 is designed to reduce production of xanthine dehydrogenase (XDH) as a potential treatment for people with uncontrolled gout. Gout is a serious and painful form of arthritis that is caused by excess uric acid in the blood. In the United States, there are more than nine million gout patients and approximately one-third of those patients are treated with oral urate-lowering therapies. However, a meaningful portion of treated patients do not respond sufficiently to treatment and therefore continue to experience painful and debilitating gout symptoms. XDH represents a clinically validated target that is the primary source of serum uric acid (sUA). High levels of sUA, if left untreated or undertreated, can potentially lead to serious long-term or even permanent damage to the bones, joints and organs.
Study Name: Study to Evaluate HZN-457 in Healthy Volunteers
A Phase 1 Randomized, Placebo-Controlled Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamics of HZN-457 in Healthy Volunteers
ClinicalTrials.gov Identifier: NCT05565768
Takeda Pharmaceutical Company Limited (“Takeda”)
On October 7, 2020, Takeda and the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”). Under the Takeda License Agreement, Takeda and the Company co-develop the Company’s Fazirsiran program (formerly TAK-999 and ARO-AAT), the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, fazirsiran, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda received an exclusive license to commercialize fazirsiran and will lead the global commercialization strategy, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales.
Under the terms of the agreement, the Company received $300.0 million as an upfront payment and an additional payment of $40.0 million at the start of Phase 3. The Company is also eligible to receive up to $527.5 million in additional potential development, regulatory and commercial milestones.
Fazirsiran
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
Current Treatments: Individuals with the homozygous PiZZ genotype have severe deficiency of functional AAT leading to pulmonary disease and hepatocyte injury and liver disease. Lung disease in this patient population is frequently treated with AAT augmentation therapy. However, augmentation therapy does nothing to treat liver disease, and there is no specific therapy for hepatic manifestations. There is a significant unmet need as liver transplant, with its attendant morbidity and mortality, is currently the only available treatment.
Clinical Trials:
Study Name: Study to Check the Safety of Fazirsiran and Learn if Fazirsiran Can Help People With Liver Disease and Scarring (Fibrosis) Due to an Abnormal Version of Alpha-1 Antitrypsin Protein (REDWOOD)
REDWOOD – A Randomized, Double-blind, Placebo-Controlled, Phase 3 Study to Evaluate the Efficacy and Safety of fazirsiran in the Treatment of Alpha-1 Antitrypsin Deficiency-Associated Liver Disease With METAVIR Stage F2 to F4 Fibrosis
ClinicalTrials.gov Identifier: NCT05677971
Study Name: An Extension Study to Learn About the Long-Term Safety of Fazirsiran and if Fazirsiran Can Help People With Alpha-1 Antitrypsin Liver Disease
A Phase 3, Open-Label Extension Study to Evaluate the Long-Term Safety and Efficacy of fazirsiran in Participants With Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
ClinicalTrials.gov Identifier: NCT05899673
Janssen Pharmaceuticals, Inc. (“Janssen”)
On October 3, 2018, Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson, and the Company entered into a License Agreement (the “Janssen License Agreement”). The Company also entered into a stock purchase agreement with JJDC, Inc. (“JJDC”), Johnson & Johnson’s venture capital arm (the “JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen received a worldwide, exclusive license to the Company’s JNJ-3989 (formerly ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989, which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.
Under the terms of the Janssen License Agreement, the Company received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in the Company’s common stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million. The Company may receive up to $825.0 million in development and sales milestone payments for the Janssen License Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement.
On April 7, 2023, Janssen voluntarily terminated its collaboration agreement with the Company, dated October 3, 2018. Upon termination of the collaboration agreement, the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795. ARO-PNPLA3 is in Phase 1 clinical trials that are now being developed by the Company.
JNJ-3989 (also referred to as JNJ-73763989)
JNJ-3989 is being developed by Janssen as a potential therapy for patients with chronic hepatitis B infection, when used in combination with other therapeutic modalities. JNJ-3989 is a subcutaneous RNAi therapy candidate which is designed to silence all HBV gene products and intervenes upstream of the reverse transcription process where current standard-of-care nucleotide and nucleoside analogues act. The Company believes this, especially the elimination of hepatitis B surface antigen (HBsAg), may allow the body’s natural immune defenses to clear the virus and potentially lead to a functional cure. JNJ-3989 is currently being investigated in multiple Phase 2 clinical trials being conducted by Janssen. The Phase 1/2a study and its preceding studies were conducted by the Company.
Clinical Trials:
Study Name: A Study of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus (REEF-D)
A Phase 2, Multicenter, Randomized, Double-blind, Placebo-Controlled Study With Deferred Active Treatment to Investigate the Efficacy, Safety, and Pharmacokinetics of JNJ-73763989 + Nucleos(t)Ide Analog in Participants Co-Infected With Hepatitis B and Hepatitis D Virus

ClinicalTrials.gov Identifier: NCT04535544
Study Name: A Study of JNJ-73763989 Pegylated Interferon Alpha-2a, Nucleos(t)Ide Analog (NA) With or Without JNJ-56136379 in Treatment-Naive Participants With Hepatitis B e Antigen (HBeAg) Positive Chronic Hepatitis B Virus (HBV) Infection
A Phase 2, Randomized, Open-label, Multicenter Study to Evaluate Efficacy, Pharmacokinetics, Safety, and Tolerability of Treatment With JNJ-73763989, Pegylated Interferon Alpha-2a, Nucleos(t)Ide Analog With or Without JNJ-56136379 in Treatment-naive Patients With HBeAg Positive Chronic Hepatitis B Virus Infection
ClinicalTrials.gov Identifier: NCT04439539
Study Name: A Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Chronic Hepatitis B Virus Infection (INSIGHT)
A Phase 2 Randomized, Open-label, Parallel-group, Multicenter Study to Assess Intrahepatic and Peripheral Changes of Immunologic and Virologic Markers in Response to Combination Regimens Containing JNJ-73763989 and Nucleos(t)Ide Analog With or Without JNJ-56136379 in Patients With Chronic Hepatitis B Virus Infection
ClinicalTrials.gov Identifier: NCT04585789
Study Name: An Efficacy and Safety Study of a Combination of JNJ-73763989, Nucleos(t)Ide Analogs (NA), and a Programmed Cell Death Protein Receptor-1 (PD-1) Inhibitor in Chronic Hepatitis B Participants (OCTOPUS-1)
A Phase 2 Open-label Trial to Evaluate Safety, Efficacy, Tolerability, and Pharmacodynamics of a Combination of JNJ-73763989, Nucleos(t)Ide Analogs, and a PD-1 Inhibitor in Chronic Hepatitis B Patients
ClinicalTrials.gov Identifier: NCT05275023
Study Name: A Study of JNJ-73763989, JNJ-64300535, and Nucleos(t)Ide Analogs in Virologically Suppressed, Hepatitis B e Antigen (HBeAg)- Negative Participants With Chronic Hepatitis B Virus Infection (OSPREY)
A Phase 1b, Open-label, Single-arm, Multicenter Study to Assess Efficacy, Safety, and Tolerability of Treatment With JNJ-73763989, JNJ-64300535, and Nucleos(t)Ide Analogs in Virologically Suppressed, HBeAg-negative Participants With Chronic Hepatitis B Virus Infection
ClinicalTrials.gov Identifier: NCT05123599
Amgen Inc. (“Amgen”)
On September 28, 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi olpasiran (previously referred to as AMG 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the Olpasiran Agreement, Amgen is wholly responsible for clinical development and commercialization.
Under the terms of the Olpasiran Agreement, the Company has received $35.0 million in upfront payments, $21.5 million in the form of an equity investment by Amgen in the Company’s common stock, and $55.0 million in milestone payments. The Company has substantially completed its performance obligations under the Olpasiran Agreement.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement (the “Royalty Pharma Agreement”). In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $535.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma.
Olpasiran
Olpasiran is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen completed a Phase 2 clinical study evaluating the efficacy, safety, and tolerability of olpasiran in subjects with elevated levels of lipoprotein(a). Amgen reported Phase 2 clinical results at the American Heart Association (AHA) Scientific Sessions in November 2022 and simultaneously published in the New England Journal of Medicine. Amgen began evaluating olpasiran in a Phase 3 study to assess the impact of olpasiran on major cardiovascular events in participants with atherosclerotic cardiovascular disease and elevated lipoprotein(a), in a double-blind, randomized, placebo-controlled, multi center study in December 2022, which triggered a $25 million milestone payment to the Company.
ClinicalTrials.gov Identifier: (NCT05581303)

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
Intellectual Property and Other Key Agreements
The Company controls approximately 534 issued patents (including 342 directed to RNAi trigger molecules; 89 directed to targeting groups or targeting compounds; and one for hydrodynamic gene delivery), including European validations, and approximately 793 currently pending patent applications worldwide from 79 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, South Africa, Saudi Arabia, Singapore, South Korea, Thailand, Taiwan, Uruguay, Venezuela, and Vietnam.
RNAi Triggers: The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of the Company’s TRiMTM platform, and are targeted to reduce expression of various gene targets. However, the Company cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. These patents and patent applications include the following:

Patent Group	Estimated Year(s) of Expiration*
AAT	2035, 2038
APOC3	2035, 2038
ANGPTL3	2038
PNPLA3	2041
HSD17B13	2039
MUC5AC	2042
RAGE (AGER)	2042
MMP7	2042
DUX4	2041
XDH	2042
HBV	2032, 2036, 2037
LPA	2036
COVID	2043
HIF2α	2034, 2036, 2040
Factor 12	2036, 2038
RRM2	2031
α-ENaC	2028, 2038
β-ENaC	2031, 2040
β-Catenin	2033
Cx43	2029
HIF1A	2026
HRH1	2027
HSF1	2030, 2032
FRP-1	2026
KRAS	2033
P2X3	2027
Mob-5	2027
PDtype4	2026
PI4Kinase	2028
SYK	2027
TNF-α	2027, 2028
*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.
Delivery Technologies: The delivery technology-related patents and patent applications, which include components used in the Company’s TRiMTM platform, have been filed and/or issued in various jurisdictions worldwide including the United States, Argentina, Australia, Brazil, Canada, China, Eurasian Patent Organization, Europe (including validations in France, Germany, Italy, Spain, Switzerland, United Kingdom), GCC (Gulf Cooperation Council), Israel, India, Japan, Lebanon, Mexico, New Zealand, Philippines, Russia, South Africa, South Korea, Singapore, Taiwan, and Uruguay. The Company also controls a patent directed to hydrodynamic nucleic acid delivery that issued in the United States. The approximate year of expiration for each of these various groups of patents and applications are set forth below:

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
The RNAi and drug delivery patent landscapes are complex and rapidly evolving. As such, the Company may need to obtain additional patent licenses prior to commercialization of its candidates. Please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Acquisition of Assets from Novartis
On March 3, 2015, Novartis and the Company entered into an Asset Purchase and Exclusive License Agreement (the “RNAi Purchase Agreement”) pursuant to which the Company acquired Novartis’s RNAi assets and rights thereunder. Pursuant to the RNAi Purchase Agreement, the Company acquired or was granted a license to certain patents and patent applications owned or controlled by Novartis related to RNAi therapeutics, was assigned Novartis’s rights under a license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) (the “Alnylam-Novartis License”) and acquired a license to certain additional Novartis assets (the “Licensed Novartis Assets”). The patents acquired from Novartis include multiple patent families covering delivery technologies and RNAi-trigger design rules and modifications. The Licensed Novartis Assets include an exclusive, worldwide right and license, solely in the RNAi field, with the right to grant sublicenses through multiple tiers under or with respect to certain patent rights and know how relating to delivery technologies and RNAi-trigger design rules and modifications. Under the assigned Alnylam-Novartis License, the Company acquired a worldwide, royalty-bearing, exclusive license with limited sublicensing rights to existing and future Alnylam intellectual property (including intellectual property that came under Alnylam’s control on or before March 31, 2016), excluding intellectual property concerning delivery technology, to research, develop and commercialize 30 undisclosed gene targets.
Non-Exclusively Licensed Patent Rights from Roche
On October 21, 2011, the Company acquired the RNAi therapeutics business of Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). The acquisition provided the Company with two primary sources of value:
•Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, UNA, meroduplex, and dicer substrate structures; and
•A large team of scientists experienced in RNAi and oligonucleotide delivery.
Pursuant to this acquisition, Roche assigned to the Company its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam dated July 8, 2007 (the “Alnylam License”); the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”);

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
Government Regulation
Government authorities in the United States, at the federal, state, and local levels, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products. All of the Company’s current product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of the Company’s products and its R&D activities and require the expenditure of substantial time and financial resources.
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
An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:
(1) completion of preclinical laboratory tests, which may include animal and in vitro studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
(2) submission to the FDA of an Investigational New Drug (“IND”) for human clinical testing, which must become effective without FDA objection before human clinical trials may begin;
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
Human Clinical Studies in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.0 million for fiscal year 2024, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.4 million for fiscal year 2024. These fees are adjusted annually.
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

The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA also has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. However, an applicant may submit an ANDA suitability petition to request the FDA’s prior permission to submit an abbreviated application for a drug that differs from the RLD in route of administration, dosage form, or strength, or for a drug that has one different active ingredient in a fixed combination drug product (i.e., a drug product with multiple active ingredients).
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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.
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
505(b)(2) New Drug Applications
As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
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
Review and Approval of Drugs in the European Union and United Kingdom
In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy, labeling, clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising, marketing and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution, authorization, approval and post-approval monitoring and reporting of its products. Whether or not a company obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
The United Kingdom (“UK”) formally left the EU on January 31, 2020 (“Brexit”) and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The EU and the UK have agreed on a trade and cooperation agreement (“TCA”) which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of Good Manufacturing Practice (“GMP”) and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
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
The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) conducted a comprehensive consultation in 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognized definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. Core aspects of the new regime are planned to come into force on July 1, 2025, with strengthened post-market surveillance proposals to be introduced ahead of this in 2023.
Under the Medical Devices (Amendment) (Great Britain) Regulations 2023, CE marked European medical devices will continue to be accepted for sale in the UK until 2028 or 2030 (depending on the type of device).
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
Under the former regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated, it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”), and one or more Ethics Committees. The NCA of the EU member states in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the Clinical Trial Applications (“CTA”) must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through the a centralized EU clinical trials portal. One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application, and consult and coordinate with the other concerned EU member states. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such EU member state. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database (“CTIS”). The CTR includes a three-year transition period. Member states will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial CTA via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice (“GCP”) and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP, and the ethical principles that have their origin in the Declaration of Helsinki.
During the development of a medicinal product, the European Medicines Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
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
Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a pharmaceutical product is expected to be of major public health interest, particularly from the point of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

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
All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. New RMPs are required to be submitted (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA subject to only limited redactions.
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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force.
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
Pediatric Development
In the EU, companies developing a new pharmaceutical product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the pharmaceutical product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Pharmaceutical products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
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
Data Privacy and Security Laws
There are numerous U.S. federal, state, and local laws and regulations, as well as foreign legislation, in particular in the EU and UK, which regulate personal information, including how that information may be used, processed, and disclosed. These regulations also cover sensitive and confidential personal information, including medical and health information, and impose requirements on entities that handle such information to implement certain privacy and security measures. We and/or our partners may be subject to these laws.
In the United States, at the federal level, the regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), impose data privacy, security and data breach reporting obligations with respect to protected health information (“PHI”) on covered entities—which include health plans, healthcare clearinghouses and certain healthcare providers—and business associates—which include persons or entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of, or in connection with providing a service for, a covered entity.
There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that govern the privacy and security of personal information in certain circumstances. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as exposure to private litigation, all of which can result in financial and reputational risks.
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
The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification obligations to the national data protection authorities and the security and confidentiality of the personal data. EU member states may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.
The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). In this respect, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, following the Schrems II decision of the Court of Justice of the EU on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures an adequate level of data protection that is essentially equivalent to that guaranteed in the EEA. In light of the implications of this decision, we may face difficulties regarding the transfer of personal data from the EEA to third countries. On June 4, 2021, the EU Commission has issued a new set of SCCs which replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. In addition, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board has adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of data from the EEA to the US, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to US companies participating in the framework.
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
With regard to the transfer of data from the EEA to the UK, on June 28, 2021 the European Commission adopted two adequacy decisions for the UK: one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level for the purposes of the EU regime. However, the adequacy of decisions are subject to a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed. Additionally, following the UK’s withdrawal from the EEA, companies also have to comply with the UK’s data protection laws (including the GDPR as incorporated into UK national law), the latter regime having the ability to impose fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, transfers from the UK to other countries, including to the EEA, are subject to specific transfer rules under the UK regime; personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old EU SCCs for the purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any old EU SCCs continue to provide appropriate safeguards for the purpose of the UK regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on those clauses ensures that the transfer of personal data is subject to appropriate safeguards.

With regard to the transfer of data from the UK to the US, the UK government has adopted an adequacy decision for the US, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the US as offering an adequate level of data protection where the transfer is to a US company participating in the EU-US Data Privacy Framework and the UK Extension.
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
•Directive 2003/94/EC, laying down the principles of good manufacturing practice in respect of medicinal products and investigational medicinal products for human use (the “GMP Directive”); repealed by Directive 2017/1572 on January 31, 2022; this directive also lays out standards and principles for manufacturing practices of medicinal products for human use and investigational medicinal products for human use.
•Directive 2005/28/EC of April 8, 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products (the “GCP Directive”).
•Directives 2004/9/EC and 2004/10/EC laying down principles of GLP including on the organizational process under which non-clinical health and safety studies are performed.
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
•Directive (2004/109/EC) on Transparency laying down rules to improves the harmonization of information duties of issuers, whose securities are listed at a regulated market at a stock exchange within the EU; amended by Directive (EU) 2022/2464 with effect from May 1, 2023 as regards corporate sustainability reporting.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Recently, the U.S. government passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.
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
Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payors play important roles in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
•HIPAA imposes criminal and civil liability for, among other conduct, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by the HITECH Act and its implementing regulations, also imposes criminal and civil liability and penalties on those who violate requirements, including mandatory contractual terms, intended to safeguard the privacy, security, transmission and use of individually identifiable health information;
•the federal false statements statute relating to healthcare matters imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal Physician Payment Sunshine Act requires manufacturers of drugs (among other products) to report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services information related to payments and other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as physician ownership and investment interests in the reporting manufacturers;
•similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply (e.g., in the EU, where the implementation of EU-wide regulations as well as independent national legislation may vary for each EU member state) to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and
•certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by the U.S. Department of Health and Human Services Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.

Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Research and Development Facilities
The Company operates lab facilities in San Diego, California and Madison, Wisconsin where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California. A summary of research and development resources is provided below:
•432 R&D personnel as of September 30, 2023;
•State-of-the-art laboratories comprising more than 255,000 total square feet;
•Cell culture laboratories;
•Complete animal facilities;
•Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin, and at other contract research organizations;
•Animal efficacy models for numerous diseases, including cardio metabolic, viral, liver, skeletal muscle, ocular, CNS and lung diseases;
•Animal safety screening and assessment;
•Clinical pathology laboratories and in-house histopathology capabilities;
•Drug metabolism and pharmacokinetics (DMPK), bioanalytical, biodistribution, and clearance assessment and methodology capabilities;
•Pharmacodynamic method development and analysis and translational biomarker development capabilities;
•Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR and clinical chemistry analytics;
•Oligonucleotide, peptide, and small molecule discovery, synthesis, and analytics capabilities (for example, HPLC, NMR, LCMS);
•In-house drug substance manufacturing capabilities to produce and release GMP material (API) and capabilities to release finished drug product.
Human Capital Management
As of September 30, 2023, the Company employed 525 full time employees based at three facilities in the United States, including Pasadena and San Diego, California, and Madison, Wisconsin. The following table presents total number of employees as of September 30 by location.

Site	2023	2022
Pasadena, CA	137	115
Madison, WI	284	225
San Diego, CA	104	57
Total	525	397
The Company continued to add additional employees in fiscal year 2023 with a focus on expanding its in-house manufacturing capacity, as well as increasing expertise and throughput in clinical and preclinical research and development. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, the Company outsources substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.
Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants to the Company, it offers a total compensation package consisting of base salary and cash target bonus targeting the 50th to 75th percentile of market, and offers a comprehensive benefit package and equity compensation to every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

A significant portion of the Company’s employees have obtained advanced degrees in their professions. The Company supports its employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.
Diversity and Inclusion
The Company is committed to maintaining a welcome, healthy and equitable environment where all employees can excel and contribute to its mission of bringing safe and effective medicine to patients in need. The Company continues the formal training and processes initiated in 2021 to promote awareness of inclusion and diversity issues for management and employees, including anti-bias training and employee outreach and engagement. In fiscal year 2022, the Company formed a Diversity, Equity, and Inclusion (DEI) committee comprised of a diverse group of employees across each of its worksites. The Company’s DEI committee meets regularly, provides well-attended education and outreach opportunities to its employee base, and offers advice to its senior management concerning the Company’s efforts to build a more diverse, equitable, and inclusive workplace.
Investor Information
The Company’s website address is http://www.arrowheadpharma.com. The Company’s website address is not intended to function as a hyperlink and the information contained on its website is not, and should not be considered part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such periodic reports and Proxy Statements, are accessible through its website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of the Company’s website.
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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
Risks Related to Regulatory Review and Approval of Our Candidates
•A Fast Track product designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
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
•The investment of our cash, cash equivalents and fixed income securities is subject to risks which may cause losses and affect the liquidity of these investments.
•Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.
Risks Related to Investment and Securities
•If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.
•The market for purchases and sales of our common stock may be limited, and the sale of a limited number of shares could cause the price to fall sharply.
•Our common stock price has fluctuated significantly over the last several years and may continue to do so in the future, without regard to our results of operations and prospects.
Economic and Industry Risks
•Drug development is time consuming, expensive and risky.
•The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.
•Regulatory standards are subject to change over time, making it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.

Risks Related to Our Discovery, Development, and Commercialization of Medicines
Our prospects substantially depend on the success of our clinical-stage product candidates. If we and our licensees are unable to obtain approval for and commercialize these product candidates, our business could be materially harmed.
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
•the establishment of and maintenance of sufficient internal manufacturing capabilities;
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
•obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•protecting our rights in our intellectual property portfolio, including our licensed intellectual property;
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any collaborator or licensee. For development programs that are licensed to third parties, we generally do not have control over the design or conduct of clinical trials and will not have discretion over marketing decisions. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our lead programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.
There are substantial risks inherent in attempting to commercialize our new drugs, and, as a result, we may not be able to successfully develop products for commercial use.
Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because we use platform technology to develop drug candidates, toxicology signals that may emerge in the course of testing of one particular candidate may apply broadly across our drug candidate platform. Further, certain underlying premises in our development programs are not proven and many of the drug targets that we are pursuing have not yet been validated clinically. For instance, ARO-RAGE has demonstrated the ability to reduce the expression of RAGE in the lung, however it has not been established that this will have an anti-inflammatory effect sufficient for a meaningful clinical benefit in patients with inflammatory lung disease. Further, it is also unknown at this time what may be required to gain favorable reimbursement. With respect to fazirsiran, it is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or favorable reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver. Similar uncertainties and risks exist that are specific to each of our development programs. Because of these and similar uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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
Since 2011, we have focused substantially all of our efforts and financial resources on identifying, acquiring and developing our product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials, and providing general administrative support for these operations. And, the clinical-stage product candidates we currently have under development will require significant development, preclinical and clinical testing and investment of significant funds to gain regulatory approval before they can be approved for commercialization. The results of our research and human clinical testing of our products may not meet regulatory requirements. Some of our product candidates, if approved, may require the completion of post-market studies. There can be no assurance that any of our products will be further developed and approved. The process of completing clinical testing and obtaining required approvals will take several years and require the use of substantial resources. For instance, we currently plan to study plozasiran in a cardiovascular outcomes trial, and cardiovascular outcomes trials are expensive clinical trials performed in a large number of subjects over several years. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals for any or all of our products, we will not be able to market such product and our operations may be adversely affected.
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
We cannot be certain that current clinical trials or any future clinical trials, whether conducted by us or our licensees, will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operation. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications. For instance, even if plozasiran's Phase 3 trial for patients with FCS is successful in achieving its endpoints and a regulatory authority approves plozasiran for the treatment of FCS, plozasiran may not succeed in achieving its clinical trial endpoints or be approved for the treatment of larger indications such as sHTG or ASCVD because the endpoints and clinical data required for approval in a rare disease indication are different from what is required for a broader patient population. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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
In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the IRA includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS (The Centers for Medicare & Medicaid Services). We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
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
Risks Related to Regulatory Review and Approval of Our Product Candidates
Breakthrough Therapy designation for Fazirsiran (formerly ARO-AAT) may not lead to a faster development or review process.
We have been granted a Breakthrough Therapy designation for fazirsiran in the United States for the treatment of liver disease associated with AATD. Breakthrough Therapy designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions and additional drug development guidance with the FDA and its senior managers. Breakthrough Therapy designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.
Despite receiving Breakthrough Therapy designation, fazirsiran may not actually benefit from faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, such a designation does not increase the likelihood that fazirsiran will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy designation if it determines that fazirsiran no longer meets the relevant criteria.
A Fast Track product designation may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
We have received a Fast Track product designation for plozasiran in the United States for the treatment of FCS, and we may seek Fast Track designation for other of our current or future product candidates. The Fast Track designation is a program offered by the FDA designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address unmet medical needs. The FDA’s Fast Track designation allows for close and frequent interaction with the FDA. A designated Fast Track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable.
A Fast Track designation does not, however, guarantee FDA approval or expedited approval of any application for the product candidate. The receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.
We intend to deliver some of our product candidates via drug delivery devices that will have their own regulatory, development, supply and other risks.
We intend to deliver some of our product candidates via drug delivery devices, such as an autoinjector or nebulizer. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including container compatibility and/or dose volume requirements. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
We and our licensees conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We and our licensees currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Most of our clinical trials involve study subjects outside of the United States, including most of our phase 1 clinical trials (which often enroll study subjects in Australia and New Zealand), and our Phase 3 clinical trials of plozasiran, for which we have enrolled (with respect to FCS) and plan to enroll (with respect to sHTG and ASCVD) cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We have licensed rights to patents and have filed and expect to continue to file patent applications. Researchers sponsored by us may also file patent applications that we may need to license. Such patent applications may not be available for licensing or may not be economically feasible to license. Certain of our patents may not be granted or may not contain claims of the necessary breadth because, for example, prior patents exist. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Even if ultimately successful, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated or held unenforceable, and thus frustrate commercialization of products. Even if patents are issued and are enforceable, others may develop similar, superior or parallel technologies to any technology developed by us and not infringe on our patents. Our technology may prove to infringe upon patents or rights owned by others. Patent prosecution and maintenance is expensive, and we may be forced to curtail prosecution or maintenance if our cash resources are limited. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. In addition, the laws of some foreign countries in which we do business, including through our joint ventures, do not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. Moreover, if we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing conflicts between Ukraine and Russia and Israel and Palestine), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to adequately protect our owned intellectual property or derive sufficient value from our licensed or owned intellectual property, the value of your investment may decline.
In addition, patent grant standards by the USPTO and its foreign counterparts are not always uniform or predictable, and subject to change. For example, the America Invents Act enacted a number of changes to U.S. patent laws, which may prevent us from adequately protecting our inventions and discoveries, including our ability to seek injunctive relief, pursue infringement claims, and obtain substantial damage awards. An example of a major provision of the America Invents Act is the change in the U.S. patent policy from a first-to-invent to a first-to-file practice. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. Uncertainty, arising from changing laws, can impact our ability to protect our patents and other proprietary rights.
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
Our success may depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents are issued in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.
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
Our future success may require that we acquire patent rights and know-how to new or complimentary technologies. However, we also compete with a substantial number of other companies that are working to develop novel drugs using technology that compete directly with us. We are aware of several other companies that are working to develop RNAi therapeutic products and any one of these companies may develop its RNAi technology more rapidly and more effectively than us] may also compete for technologies we desire. In addition, many venture capital firms and other institutional investors, as well as other pharmaceutical and biotech companies, invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater financial, scientific and commercial resources than us. Therefore, we may not be able to secure the technologies we desire or to otherwise effectively compete. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.
We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.
Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing. Issued patents may be challenged by third parties in the courts or patent offices in various countries throughout the world. Invalidation proceedings may result in patent claims being narrowed, invalidated or held unenforceable. Uncertainties regarding the outcome of such proceedings, as well as any resulting losses of patent protection, could harm our business.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Some countries do not enforce patents related to medical treatments, or limit enforceability in the case of a public emergency. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
The intellectual property systems in other countries can be destabilized or unpredictable as a result of geopolitical events such as civil or political unrest (including the ongoing conflicts between Ukraine and Russia and Israel and Palestine). Therefore, during such geopolitical events, the ability to obtain, retain and enforce intellectual property protection in the affected countries may be uncertain and evolve during the course of such geopolitical event. The U.S. government’s response to geopolitical events may also negatively affect our ability to obtain, retain and enforce intellectual property protection in the affected countries. Uncertainties regarding geopolitical events, as well as any resulting losses of intellectual property protection, could harm our business.
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
Over the past several years we have entered into license and collaboration agreements with Takeda, Janssen, Amgen, Horizon, GSK and Visirna. Our business strategy includes securing additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize all of the products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control, particularly as partnered programs progress and our licensees may elect to assume greater control over these programs. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:
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
Even if our research and development efforts yield technologically feasible applications, we may not successfully develop commercial products. Drug development takes years of study in human clinical trials prior to regulatory approval, and, even if we are successful in getting regulatory approval of our drug candidates, it may not be on a timely basis. During our drug development period, superior competitive technologies may be introduced which could diminish or extinguish the potential commercial uses for our drug candidates. Additionally, the degree to which the medical community and consumers will adopt any product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products, their potential advantage over alternative treatments, and the costs to patients and third-party payors, including insurance companies and Medicare. Recent efforts in the United States and abroad to reduce overall healthcare spending has put significant pressure on the price of prescription drugs and certain companies have been publicly criticized for the relatively high cost of their therapies. These pressures may force us to sell any approved drugs at a lower price than we or analysts may anticipate or may result in lower levels of reimbursement and coverage from third parties.
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
We rely on third parties for various components and processes for our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist or does not exist on acceptable terms. For instance, many of our pulmonary drug candidates are administered using a proprietary delivery device which can only be sourced from a single manufacturer. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors, particularly as a result of recent labor market and global supply chain constraints.
We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.
Although we are currently in the process of further developing our own internal manufacturing capabilities, we have limited internal manufacturing capabilities and we rely, and expect to continue to rely, on third-party manufacturers for the production of some of our product candidates for clinical trials and potential future commercialization. If we were to experience an unexpected loss or interruption of supply for any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal GMP manufacturing capabilities are currently limited to small-scale production of material, although we anticipate an increase in our GMP manufacturing capacity following the successful completion and integration of our manufacturing facility in Verona, Wisconsin. There are a limited number of manufacturers that supply synthetic oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our or our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.
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
If any of our drug candidates is approved by a regulatory authority, manufacturers of our approved products (including us, if we chose to internally manufacture) must comply with cGMP requirements relating to methods, facilities and controls used in the manufacturing, processing and packaging of the product, which are intended to ensure that drug products are safe and that they consistently meet applicable requirements and specifications. These requirements include quality control, quality assurance, and the maintenance of records and documentation. These manufacturers (including us, if we chose to internally manufacture) may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. These requirements are enforced by the FDA and other health authorities through periodic announced and unannounced inspections of manufacturing facilities. A failure to comply with these requirements or to provide adequate and timely corrective actions in response to deficiencies identified in an inspection may result in enforcement action, including warning letters, fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, plant shutdown, or the delay, withholding, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

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
Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, ransomware and other cyber-attacks, human error, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations and loss of intellectual property. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. Further, cybersecurity breaches may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential, proprietary or private information, we could incur liability or regulatory penalties, including under laws and regulations governing the protection of health and other personally identifiable information, we could lose valuable trade secret rights, the development of our product candidates could be delayed, and we could suffer reputational damage and damage to key business relationships. The risk of a cyber-security breach or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced cyber-security attacks in the past, which to date have not had a material impact on our operations or development programs; however; there is no assurance that such impacts will not be material in the future.
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
•the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers and other suppliers;
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
At September 30, 2023, we had $403.6 million in cash, cash equivalents and restricted cash and fixed income securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.
We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2023, we had federal and state NOL carryforwards of approximately $134.3 million and $491.5 million, respectively. As a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Under the CARES Act and 2017 Tax Act, federal NOLs incurred in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, but can generally be carried forward indefinitely and can offset up to 80% of future taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities.
In addition, under Section 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state, and local taxes in the United States and other countries. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. For instance, beginning in 2022, the 2017 Tax Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the U.S. and over fifteen years for foreign-based expenditures. There is no assurance that the requirement will be deferred, repealed, or otherwise modified. This change in law increased our tax liability for the fiscal year.We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
Additionally, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.
Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

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
•Announcements regarding developments in the RNA interference, antisense technologies, gene editing technologies or biotechnology fields in general;
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.
Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, there are state data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), HIPPA, and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.
Outside the United States, laws, regulations, and industry standards govern data privacy and security. For example, the GDPR imposes strict requirements for processing personal data, including health-related information. Under the GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions are subject to scrutiny from regulators, individual litigants, and activities groups.
Preparing for and complying with these obligations requires us to devote resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Economic and Industry Risks
Unfavorable global economic conditions, whether brought about by material global crises, health epidemics, military conflicts or war, geopolitical and trade disputes or other factors, may adversely affect our business and financial results.
Our business is sensitive to global economic conditions, which can be adversely affected by epidemics and other public health crises (such as the COVID-19 pandemic), political and military conflict, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.
For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain. These geopolitical risks could also adversely affect Visirna.
Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. Additionally, the ongoing conflict between Russia and Ukraine has impacted our business decisions with respect to potential clinical trial sites in Europe. For example, a number of our clinical trial sites we had previously planned to use in Russia, Ukraine and Belarus were shut down and we had to seek alternatives in other geographies. We cannot be certain of the overall impact of the conflict between Russia and Ukraine on our ability to conduct and complete our clinical trials as planned, and any interruptions of our clinical trials can result in significant delays or termination of the research, development or commercialization of our drug candidates, which could impair our ability to generate revenues and harm our business and financial condition. Moreover, the conflict between Israel and Palestine could impact future business decisions to locate potential clinical trials in Israel. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.
Additionally, our operations and facilities, as well as operations of our suppliers and manufacturers, may be located in areas that are prone to earthquakes, wildfires and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises (including the COVID-19 pandemic), and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products. Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. Further, because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
Any public health crises, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our business partners and suppliers. In the past four years, the COVID-19 pandemic has had an adverse impact on the global economy, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking or might have to take again in the future to manage the pandemic.
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
•The necessary regulatory bodies, such as the FDA, may not approve our potential product for the intended use, or at all; and/or
•Manufacturing and distribution may be uneconomical.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s process development and analytical activities. Additionally, the Company entered into a lease agreement for a new 144,000 square foot laboratory and office facility in San Diego, California to support discovery activities; the rent commencement date was April 19, 2023. The following table summarizes the Company’s leased facilities as of September 30, 2023.

	Approximate Square Footage	Primary Use	Lease Expiration	Remaining Lease Term (year)
Pasadena, California	49,000	Corporate Headquarters	April 2027	3.6
Madison, Wisconsin	115,000	Research Facility	September 2031	7.9
San Diego, California	144,000	Research and Office Facility	April 2038	14.6
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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of the Company’s common stock are traded on The Nasdaq Global Select Market under the symbol “ARWR.” There were 97 holders of record of the Company’s common stock as of November 20, 2023.
Dividends
The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
None.
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2018, in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
$400
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023

$100 investment in stock or index	Ticker	2018	2019	2020	2021	2022	2023
Arrowhead Pharmaceuticals, Inc.	ARWR	$100.00	$147.00	$224.62	$325.67	$172.40	$140.17
NASDAQ Biotechnology Index	^NBI	$100.00	$81.55	$110.98	$132.58	$98.23	$103.08
NASDAQ Composite Index	^IXIC	$100.00	$99.42	$138.79	$179.57	$131.43	$164.29
ITEM 6. RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, the Company’s therapies trigger the RNAi interference mechanism to induce rapid, deep and durable knockdown of target genes. RNAi is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. RNAi-based therapeutics may leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.
The Company has focused its resources on therapeutics that exclusively utilize its high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, CNS, muscle, and adipose tissue; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s pipeline includes:
•Hypertriglyceridemia - Plozasiran (formerly ARO-APOC3)
•Dyslipidemia - Zodasiran (formerly ARO-ANG3)
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen)
•Muco-obstructive or inflammatory pulmonary conditions - ARO-MUC5AC and ARO-RAGE
•Idiopathic pulmonary fibrosis - ARO-MMP7
•Non-alcoholic steatohepatitis (NASH) - GSK-4532990 (formerly ARO-HSD, out-licensed to GSK)
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda)
•Chronic hepatitis B virus - JNJ-3989 (formerly ARO-HBV, out-licensed to Janssen(1))
•Uncontrolled gout - HZN-457 (formerly ARO-XDH, out-licensed to Horizon(2))
•Complement mediated diseases - ARO-C3
•Non-alcoholic steatohepatitis (NASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1)
•Facioscapulohumeral muscular dystrophy - ARO-DUX4
•Amyotrophic lateral sclerosis “ALS” (CNS) - ARO-SOD1
(1) On October 30, 2023, the Company entered into an Assignment and Consent Agreement with Janssen, whereby, the Company consented to the assignment of the Janssen License Agreement to GSK, which assignment shall be effective upon the receipt of certain anti-trust approvals.
(2) On October 6, 2023, Amgen announced that it has completed its acquisition of Horizon.
The Company operates lab facilities in San Diego, California and Madison, Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through GLP toxicology studies at outside laboratories. Drug materials for such studies and clinical trials are either manufactured internally or contracted to third-party manufacturers. The Company engages third-party contract research organizations to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up. These outside costs, relating to the preparation for and administration of clinical trials, are referred to as “candidate costs.” As clinical candidates progress through clinical development, candidate costs will increase.
2023 Business Highlights
During fiscal year 2023, the Company continued to develop and advance its pipeline and partnered candidates and expanded its facilities to support its growing programs. The bullets below highlight some of these key developments; however, this list is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s Consolidated Financial Statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.
•presented data on Company’s pulmonary pipeline at the European Respiratory Society (ERS) International Congress 2023 in Milan, Italy in September 2023, which included:

◦in an ongoing Phase 1/2 clinical trial, ARO-RAGE achieved mean target gene knockdown of up to 90% with a maximum of 95% after a single inhaled administration;
◦the TRiM™ platform can achieve compelling results across multiple additional gene targets in the lung, including MUC5AC, MMP7, and the Company’s newest program against thymic stromal lymphopoietin (TSLP), a clinically well validated target;
•filed an application for clearance to initiate a Phase 1/2 clinical trial of ARO-DUX4 in July 2023, which is being developed as a potential treatment for patients with facioscapulohumeral muscular dystrophy (FSHD);
•hosted a Research & Development (“R&D”) Day on June 1, 2023 to discuss progress of the Company’s pipeline of RNAi Therapeutics, at which the following updates were discussed:
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
◦announced progress towards the Company's “20 in 25” goal to grow its pipeline of RNAi therapeutics that leverage the proprietary Targeted RNAi Molecule (TRiM™) platform to a total of 20 clinical stage or marketed products in the year 2025;
•presented updated data from the Phase 2 SEQUOIA study of investigational RNAi therapy fazirsiran in patients with alpha-1 antitrypsin deficiency liver disease which included:
◦fazirsiran reduced serum Z-AAT concentration in a dose-dependent manner;
◦fazirsiran significantly reduced liver Z-AAT; median reductions of 94% of Z-AAT accumulation in the liver;
◦fazirsiran consistently reduced hepatic globule burden; mean reductions of 68% in histologic globule burden were observed;
◦fazirsiran treatment reduced histological signs of hepatic inflammation;
◦50% of the pooled fazirsiran treated patients showed at least a one-point improvement in METAVIR liver fibrosis versus 38% in the placebo group;
◦fazirsiran has been well tolerated to date; treatment emergent adverse events were generally well balanced between fazirsiran and placebo group;
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
◦results were consistent with AROAAT-2002 open-label study previously published in The New England Journal of Medicine;
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
◦safety and tolerability;
•expanded TRiMTM platform to include an optimized intrathecal administration for CNS delivery with distribution throughout the brain and in all relevant brain cell types. The first development candidate to utilize this new delivery platform is ARO-SOD1. In June 2023, the Company filed a CTA for approval to initiate a Phase 1 clinical study. In preclinical studies, ARO-SOD1 achieved 95% spinal cord tissue mRNA knockdown after a single intrathecal dose in human SOD1 transgenic rats and maintained greater than 80% spinal cord tissue mRNA knockdown three months after a single intrathecal dose in non-human primates;
•dosed the first patient in Takeda’s Phase 3 REDWOOD clinical study of fazirsiran for the treatment of alpha-1 antitrypsin deficiency associated liver diseases, triggering a $40.0 million milestone payment to the Company which was paid in the third quarter of fiscal 2023;
•dosed the first patient in GSK’s Phase 2b trial of GSK4532990, an investigational RNAi therapeutic for the treatment of patients with non-alcoholic steatohepatitis (NASH), triggering a $30.0 million milestone payment to the Company which was paid in the third quarter of fiscal 2023;
•announced that the FDA has granted Fast Track designation to ARO-APOC3 for reducing triglycerides in adult patients with familial chylomicronemia syndrome (FCS). ARO-APOC3 was previously granted Orphan Drug designation by the FDA and the European Union;
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
•enrolled the first subject in a Phase 1 randomized, placebo-controlled trial to assess the safety tolerability, pharmacokinetics and pharmacodynamics of a development-stage medicine, HZN-457, which is out-licensed to Horizon, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023;
•enrolled the first subject in Amgen’s Phase 3 trial of olpasiran, which triggered a $25.0 million milestone payment to the Company, which was paid in the second quarter of fiscal 2023;
•entered into the Royalty Pharma Agreement on November 9, 2022, pursuant to which Royalty Pharma paid $250.0 million upfront (See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”)
2023 Financial Performance Summary
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $205.3 million for the year ended September 30, 2023 as compared to $176.1 million for the year ended September 30, 2022. Net loss per share – diluted was $1.92 for the year ended September 30, 2023 as compared to $1.67 for the year ended September 30, 2022. The change in net loss for the year ended September 30, 2023 reflected an increase in research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $110.9 million of cash, cash equivalents and restricted cash, $292.7 million in available-for-sale securities and $765.6 million of total assets as of September 30, 2023, as compared to $108.0 million of cash, cash equivalents and restricted cash, $374.3 million in held-to-maturities debt securities, and $691.9 million of total assets as of September 30, 2022. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
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
Revenue Recognition—The Company has adopted Financial Accounting Standards Board (“FASB”) Topic 606 – Revenue for Contracts from Customers. The Company has not yet achieved commercial sales of its drug candidates to date, however, this standard is applicable to its licensing and collaboration agreements. This is discussed further in Note 2, Collaboration and License Agreements of the Notes to the Company’s Consolidated Financial Statements in Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
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
Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a CTA or a NDA in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most-likely-amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s consolidated statements of operations and comprehensive loss. Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or preclinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.
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
Whenever we determine that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the input method. Labor hours, costs incurred or patient visits in clinical trials are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on the Company’s consolidated balance sheets.
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
Leases—The Company classifies each of its leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent its right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term.
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

RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Year Ended September 30,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenue	$240,735	$243,231	$138,287
Operating loss	$(205,002)	$(178,507)	$(149,036)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(205,275)	$(176,063)	$(140,848)
Net loss per share (diluted) attributable to Arrowhead Pharmaceuticals, Inc.	$(1.92)	$(1.67)	$(1.36)
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Revenue
Total revenue for the year ended September 30, 2023 decreased slightly to $240.7 million, 1.0% from the same period of 2022. The revenue is mainly associated with GSK, Horizon, Takeda and Amgen license agreements, as discussed below. The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the GSK-4532990 license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million was fully recognized in the year ended September 30, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023, triggering a $30.0 million milestone payment to the Company which was paid in the third quarter of fiscal 2023.
The Company has also performed certain development and manufacturing activities, including drug substance and drug product manufacture under GMP conditions, for GSK pursuant to the GSK License Agreement, for which the Company has been reimbursed for its costs. The Company recognized $0.3 million and $4.8 million in connection with these efforts for the years ended September 30, 2023 and 2022, respectively.
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
The Company determined the initial transaction price totaled $40.0 million, including the upfront payment, which was collected in July 2021. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocated the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Further, Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023.
The Company has performed certain development and manufacturing activities, including drug substance and drug product manufacture under GMP conditions, for Horizon pursuant to the Horizon License Agreement. The Company recognized $1.5 million and $2.5 million in connection with these efforts for the years ended September 30, 2023 and 2022, respectively.
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
Under the terms of the Takeda License Agreement, the Company received $300.0 million as an upfront payment in January 2021 and an additional $40.0 million upon Takeda’s initiation of a Phase 3 REDWOOD clinical study of fazirsiran in March 2023.
The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension (OLE) part of the studies; however, in August 2023, Takeda initiated a Phase 3 OLE study available to patients participating in these Phase 2 studies. Based on this new information, patients enrolled in the SEQUOIA and AROAAT2002 studies are expected to complete their Phase 2 study visits between June 2023 and December 2023, shortening the Company’s performance obligation. As a result, effective the second quarter of fiscal 2023, the Company changed its estimates of the revenue recognition to better reflect this newly estimated performance period. The effect of these changes in estimates resulted in accelerated revenue by $70.5 million, or $0.66 per share (diluted) for the year ended September 30, 2023.
Amgen
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received an additional $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement.
In November 2022, Royalty Pharma and the Company entered into the Royalty Pharma Agreement. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $535.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 13 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the years ended September 30, 2023 and 2022 are shown in the tables below.
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
The following table provides details of research and development expenses:

(in thousands)	Twelve Months Ended September 30, 2023	% of Expense Category	Twelve Months Ended September 30, 2022	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$141,436	40%	$136,904	46%	$4,532	3%
R&D discovery costs	76,609	22%	54,346	18%	22,263	41%
Salaries	73,668	21%	51,931	17%	21,737	42%
Facilities related	16,267	5%	12,948	4%	3,319	26%
Total research and development expense, excluding non-cash expense	$307,980	87%	$256,129	86%	$51,851	20%
Stock compensation	34,332	10%	32,371	11%	1,961	6%
Depreciation and amortization	10,876	3%	8,807	3%	2,069	23%
Total research and development expense	$353,188	100%	$297,307	100%	$55,881	19%
Candidate costs increased $4.5 million, or 3%, for the year ended September 30, 2023 compared to the same period of 2022. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher outsourced clinical trial, toxicity study and manufacturing costs.
R&D discovery costs increased $22.3 million, or 41%, for the year ended September 30, 2023 compared to the same period of 2022. This increase was due to the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types.
Salaries and stock compensation expense consist of salary, bonuses, payroll taxes, related benefits and stock compensation for the Company’s R&D personnel. The increases in salaries and stock comp expenses for 2023 were primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases. Stock compensation expense was based upon the valuation of stock options and restricted stock units granted to employees.
Facilities-related expense primarily includes lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $3.3 million, or 26%, for the year ended September 30, 2023 compared to the same period of 2022. This increase was mainly due to the additional lease expense as the Company expands discovery efforts to identify new drug candidates.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on lab equipment and leasehold improvements at the facilities.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of general and administrative expenses:

(in thousands)	Twelve Months Ended September 30, 2023	% of Expense Category	Twelve Months Ended September 30, 2022	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$22,999	25%	$16,646	13%	$6,353	38%
Professional, outside services, and other	20,720	22%	14,738	12%	5,982	41%
Facilities related	3,415	4%	2,912	2%	503	17%
Total general & administrative expense, excluding non-cash expense	$47,134	51%	$34,296	28%	$12,838	37%
Stock compensation	43,798	47%	88,521	71%	(44,723)	(51)%
Depreciation/amortization	1,617	2%	1,614	1%	3	—%
Total general & administrative expense	$92,549	100%	$124,431	100%	$(31,882)	(26)%
Salaries expense increased $6.4 million, or 38%, for the year ended September 30, 2023 compared to the same period of 2022. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, and communication and technology expenses. This expense increased $6.0 million, or 41%, for the year ended September 30, 2023 compared to the same period of 2022. The increase was mainly due to the cost associated with consulting services focused on the preparation of commercialization activities.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, decreased by $44.7 million, or 51%, for the year ended September 30, 2023 compared to the same period of 2022. The decrease was mainly due to the lower amount of recognized compensation costs and the reversal of recognized compensation costs related to a performance award where the minimum performance goal was not met. The fair value of market condition-based awards was expensed ratably over the service period and was not adjusted for actual achievement.
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
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense was $1.5 million for the year ended September 30, 2023 compared to other income of $5.8 million for the year ended September 30, 2022. The change was primarily due to the interest expense on the liability related to the sale of future royalties, partially offset by higher yields on investments due to increased interest rates.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2022 for a discussion of changes in its results of operations from the year ended September 30, 2022 to the year ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its equity securities, revenue from its licensing and collaboration agreements, and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials. Additionally, the Company expanded its facilities in Verona, Wisconsin and commenced the lease agreement for additional facilities in San Diego, California. These expansions are designed to increase the Company’s internal manufacturing and discovery capabilities, and the ongoing expansion in Verona, Wisconsin continues to require capital investment. For further information on our capital needs, see the section titled “Risks Related to Our Financial Condition” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company’s cash, cash equivalents and restricted cash slightly increased to $110.9 million at September 30, 2023 compared to $108.0 million at September 30, 2022. Cash invested in available-for-sale debt securities was $292.7 million at September 30, 2023 compared to held-to-maturity debt securities of $374.3 million at September 30, 2022. In April 2022, the Company sold all of its investments in mutual funds for $122.3 million.
On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. This change enables the Company to sell securities to diversify its portfolio, reduce exposure to market risks, and provide flexibility to meet cash flow needs and new investment opportunities.
On December 2, 2022, the Company entered into the Open Market Sale Agreement (See Note 6 — Stockholders’ Equity to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of September 30, 2023, no shares have been issued under the Open Market Sale Agreement. The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.
The following table presents a summary of cash flows:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Cash Flow from:
Operating activities	$(153,890)	$(136,131)	$171,312
Investing activities	(96,155)	(5,417)	(141,678)
Financing activities	253,053	65,186	11,305
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,008	$(76,362)	$40,939

Cash, cash equivalents and restricted cash at end of period	$110,891	$108,005	$184,434
During the year ended September 30, 2023, cash flow used by operating activities was $153.9 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of the $110.0 million from collaboration and license agreements (See Note 2 — Collaboration and License Agreements of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”). Cash used in investing activities was $96.2 million, which was primarily related to the purchase of property and equipment of $176.7 million, offset by net proceeds of $80.6 million from maturities of securities. Cash provided by financing activities of $253.1 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises (See Note 13 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”).
During the year ended September 30, 2022, cash flow used by operating activities was $136.1 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of the $120.0 million upfront payment from GSK. Cash used in investing activities was $5.4 million, which was primarily related to the purchase of property and equipment of $52.8 million, offset by net proceeds from maturities of investments of $47.4 million. Cash provided by financing activities of

$65.2 million was primarily related to the formation of the Company’s joint venture, Visirna, as well as cash received from stock option exercises.
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s process development and analytical activities. The Company is now occupying the laboratory and office facility, but construction of the manufacturing facility is still ongoing. As of September 30, 2023, the Company has incurred $166.2 million and intends to spend an additional $120.0 million to $130.0 million to complete the build out of the facilities.
As part of this land acquisition, the Company entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the tax increment district and will be reimbursed up to $16.0 million by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay under the Tax Increment Financing program is not guaranteed and will depend on future tax revenues generated from the developed property. The Company also became eligible to receive up to $2.5 million in refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives for investing in the local community and creating new job opportunities. As of September 30, 2023, the Company has collected $1.5 million of these credits.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2022 for a discussion of cash flows from the year ended September 30, 2021.
Contractual Obligations
For information related to the Company’s future commitments for its facility-related obligations and collaboration and licensing agreements, see Notes 8 and 2, respectively, of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.” Commitments related to the Company’s clinical, manufacturing and business operation related agreements are $579.7 million as of September 30, 2023, but many of these agreements are cancellable.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk exposures primarily due to its investing activities. The primary market risk exposure is change in interest rates. Adverse changes to rates may occur due to changes in the liquidity of a market or to changes in market perceptions of creditworthiness and risk tolerance.
The Company does not hold any instruments for trading purposes and investment criteria are governed by its Investment Policy. As of September 30, 2023 and 2022, the Company had cash, cash equivalents, and restricted cash of $110.9 million and $108.0 million, respectively, and investments of $292.7 million and $374.3 million, respectively. The Company has invested its cash reserves in corporate bonds typically with maturities of less than 3 years and historically classified these investments as held-to-maturity. On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. This change enables the Company to sell securities to diversify its portfolio, reduce exposure to market risks, and provide flexibility to meet cash flow needs and new investment opportunities. Due to the relatively short-term nature of the investments that the Company holds, it does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.
Rose, Snyder and Jacobs LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this 2023 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses consistent improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.OTHER INFORMATION
(b) Trading Plans
During the quarter ended September 30, 2023, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Mauro Ferrari	Board Member	09/28/2023	01/11/2024	01/31/2024	n/a	3,147
Douglass Given	Board Member	09/26/2023	01/11/2024	01/31/2024	n/a	2,911
James Hamilton (2)	Chief Discovery and Translational Medicine	08/15/2023	01/03/2024	01/31/2024	52,500	n/a
James Hamilton	Chief Discovery and Translational Medicine	08/22/2023	12/01/2023	11/29/2024	n/a	35,000
Ken Myszkowski	Chief Financial Officer	09/07/2023	01/05/2024	01/31/2024	30,000	n/a
Patrick O’Brien	Chief Operating Officer and General Counsel	09/03/2023	01/03/2024	01/05/2024	n/a	4,000
Tracie Oliver	Chief Commercial Officer	08/28/2023	01/05/2024	07/31/2024	17,625	n/a
Victoria Vakiener	Board Member	09/28/2023	01/11/2024	05/31/2024	n/a	6,519
William Waddill	Board Member	08/29/2023	01/11/2024	01/31/2024	n/a	3,934
(1) This column indicates the total number of shares vesting, but the 10b5-1 Plan provides for the sale of only those shares necessary to satisfy payment of applicable withholding taxes.
(2) Termination of a trading plan that was intended to satisfy Rule 10b5-1(c).
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this Item will be incorporated by reference from the Company’s Definitive Proxy Statement, under the headings Proposal One — Election of Directors, Equity Compensation Plan Information, Corporate Governance, Environmental and Social Commitment, and, if applicable, Delinquent Section 16(a) Reports, to be filed for the Company’s 2024 Annual Meeting of Stockholders, which proxy statement will be filed no later than January 26, 2024 (the “Definitive Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION
The information called for by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Executive Compensation.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Voting Securities of Principal Stockholders and Management.
ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
(3)Exhibits.
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

1.1	Open Market Sale Agreement, dated as of December 2, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC	Current Report on Form 8-K as Exhibit 1.1	December 2, 2022

2.1†	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011	Annual Report on Form 10-K as Exhibit 2.1	December 20, 2011

2.2†	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.3 of the Company’s Form 8-K filed on April 6, 2016)	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Arrowhead Pharmaceuticals, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Form 10-Q filed on May 2, 2023)
		Quarterly Report on Form 10-Q, as Exhibit 3.2	May 2, 2023

3.3	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2023)	Current Report on Form 8-K as Exhibit 3.2	January 30, 2023

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	December 2, 2019

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K, as Exhibit 4.4	November 25, 2019

4.5	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.5**	Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan	Schedule 14A, Exhibit A	January 28, 2021

10.6**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, Exhibit 99.1	December 22, 2021

10.7*, **	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)

10.8**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, Exhibit 99.2	December 22, 2021

10.9*, **	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)

10.10**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, Exhibit 99.3	December 22, 2021

10.11*, **	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)

10.12**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.13**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.14**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.15†	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.16†	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

10.16†	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.17†	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

10.18	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1)	November 25, 2016

10.19†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.20†	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018†	Annual Report on Form 10-K, as Exhibit 10.19	November 25, 2019

10.21†	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019†	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.22	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.23†	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021

10.24	First Amendment to Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc. dated March 15, 2022	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 10, 2022

10.25†	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Horizon Therapeutics Ireland DAC, dated June 18, 2021†	Quarterly Report on Form 10-Q, as Exhibit 10.4	August 5, 2021

10.26	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Glaxosmithkline Intellectual Property, dated November 22, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 2, 2022

10.27	Royalty Purchase Agreement, dated as of November 9, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Royalty Pharma Investments 2019 ICAV	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 6, 2023

10.28	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9. 2016

10.29	Amendment No. 1 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated October 22, 2018	Annual Report on Form 10-K, as Exhibit 10.23	November 23, 2020

10.30	Amendment No. 2 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 10, 2019	Annual Report on Form 10-K, as Exhibit 10.24	November 23, 2020

10.31	Amendment No. 3 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated January 11, 2019	Annual Report on Form 10-K, as Exhibit 10.25	November 23, 2020

10.32	Amendment No. 4 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated September 19, 2019	Annual report on Form 10-K, as Exhibit 10.26	November 23, 2020

10.33	Amendment No. 5 to Lease Agreement between Arrowhead Pharmaceuticals, Inc. and University Research Park, Incorporated, dated May 14, 2020	Annual report on Form 10-K, as Exhibit 10.27	November 23, 2020

10.34	Amendment No. 6 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated November 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 4, 2021

10.35	Amendment No. 7 to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and University Research Park, dated December 9, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 4, 2021

10.36	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.37	First Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 4, 2021

10.38	Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated November 19, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 2, 2022

10.39*	First Amendment to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated September 26, 2023

21.1*	List of Subsidiaries

23.1*	Consent of Independent Public Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*, **	Arrowhead Pharmaceuticals, Inc. Compensation Recoupment (Clawback) Policy, dated November 20, 2023

101.INS*	Inline XBRL Taxonomy Extension Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: November 29, 2023

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and Director (Principal Executive Officer)	November 29, 2023
Christopher Anzalone

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2023
Kenneth A. Myszkowski

/s/ Douglass Given	Director, Chairman of the Board of Directors	November 29, 2023
Douglass Given

/s/ Mauro Ferrari	Director	November 29, 2023
Mauro Ferrari

/s/ Michael S. Perry	Director	November 29, 2023
Michael S. Perry

/s/ William Waddill	Director	November 29, 2023
William Waddill

/s/ Adeoye Olukotun	Director	November 29, 2023
Adeoye Olukotun

/s/ Victoria Vakiener	Director	November 29, 2023
Victoria Vakiener

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2023, expressed an unqualified opinion.
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
To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with customers, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress by testing and or analyzing the underlying data.
Rose, Snyder & Jacobs LLP
We have served as the Company’s auditor since 2004.
Encino, California
November 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arrowhead Pharmaceuticals, Inc. and its Subsidiaries (the Company’s) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of September 30, 2023 and 2022 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023 and related notes, and our report dated November 29, 2023 expressed an unqualified opinion thereon.
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

Rose, Snyder & Jacobs LLP
Encino, CA
November 29, 2023

Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$110,891	$108,005
Accounts receivable	—	1,410
Available-for-sale securities, at fair value	292,735	—
Held-to-maturity securities, at amortized cost	—	268,391
Prepaid expenses	8,813	7,289
Other current assets	7,082	20,204
Total current assets	419,521	405,299
Property and equipment, net	290,262	110,297
Intangible assets, net	10,262	11,962
Held-to-maturity securities, at amortized cost	—	105,872
Right-of-use assets	45,297	58,291
Other assets	210	218
Total Assets	$765,552	$691,939

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,866	$2,868
Accrued expenses	39,763	46,856
Accrued payroll and benefits	17,963	12,251
Lease liabilities	10,563	2,776
Deferred revenue	866	74,099
Other liabilities	435	—
Total current liabilities	105,456	138,850
Long-term liabilities:
Lease liabilities, net of current portion	104,608	78,800
Deferred revenue, net of current portion	—	55,950
Liability related to the sale of future royalties	268,326	—
Total long-term liabilities	372,934	134,750
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders' equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 107,312 and 105,960 shares	200	198
Additional paid-in capital	1,300,395	1,219,213
Accumulated other comprehensive loss	(3,222)	(136)
Accumulated deficit	(1,026,030)	(820,755)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	271,343	398,520
Noncontrolling interest	15,819	19,819
Total noncontrolling interest and stockholders' equity	287,162	418,339
Total Liabilities, Noncontrolling Interest and Stockholders' Equity	$765,552	$691,939
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Revenue	$240,735	$243,231	$138,287
Operating expenses:
Research and development	353,188	297,307	206,342
General and administrative	92,549	124,431	80,981
Total operating expenses	445,737	421,738	287,323
Operating loss	(205,002)	(178,507)	(149,036)

Other income (expense):
Interest income	15,299	5,033	6,120
Interest expense	(18,326)	—	—
Other, net	1,538	765	2,070
Total other (expense) income	(1,489)	5,798	8,190

Loss before income tax expense and noncontrolling interest	(206,491)	(172,709)	(140,846)
Income tax expense	2,784	3,785	2
Net loss including noncontrolling interest	(209,275)	(176,494)	(140,848)
Net loss attributable to noncontrolling interest, net of tax	(4,000)	(431)	—
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(205,275)	$(176,063)	$(140,848)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.92)	$(1.67)	$(1.36)
Diluted	$(1.92)	$(1.67)	$(1.36)
Weighted-average shares used in calculating
Basic	106,750	105,426	103,745
Diluted	106,750	105,426	103,745

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities	(2,964)	—	—
Foreign currency translation adjustments	(122)	(67)	(87)
Comprehensive loss	$(212,361)	$(176,561)	$(140,935)
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2020	102,376	$195	$965,410	$18	$(503,844)	$—	$461,779
Stock-based compensation	—	—	76,673	—	—	—	76,673
Exercise of stock options	1,052	1	11,304	—	—	—	11,305
Common stock - restricted stock units vesting	899	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(87)	—	—	(87)
Net loss	—	—	—	—	(140,848)	—	(140,848)
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822
Stock-based compensation	—	—	120,893	—	—	—	120,893
Exercise of stock options	606	—	5,185	—	—	—	5,185
Common stock - restricted stock units vesting	1,027	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(67)	—	—	(67)
Interest in joint venture	—	—	39,750	—	—	20,250	60,000
Net loss	—	—	—	—	(176,063)	(431)	(176,494)
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	78,130	—	—	—	78,130
Exercise of stock options	439	1	3,053	—	—	—	3,054
Common stock - restricted stock units vesting	913	1	(1)	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	(2,964)	—	—	(2,964)
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	(205,275)	(4,000)	(209,275)
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,275)	$(176,494)	$(140,848)
Adjustments to reconcile net loss to net cash flow from operating activities:
Stock-based compensation	78,130	120,893	76,673
Depreciation and amortization	12,493	10,421	8,267
(Accretion) amortization of note premiums/discounts	(2,017)	2,910	266
Non-cash interest expense on liability related to the sale of future royalties	18,326	—	—
Net loss (gain) from investments	—	4,432	(1,708)
Changes in operating assets and liabilities:
Accounts receivable	1,410	8,845	(9,409)
Prepaid expenses and other current assets	11,603	(19,291)	(360)
Accounts payable	32,998	(6,589)	2,628
Accrued expenses	(14,965)	17,750	9,522
Deferred revenue	(129,183)	(112,501)	223,258
Operating lease, net	46,590	13,428	3,192
Other	—	65	(169)
Net cash provided by (used in) operating activities	(153,890)	(136,131)	171,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(176,737)	(52,777)	(23,567)
Purchases of investments	(246,141)	(223,391)	(240,703)
Proceeds from sales and maturities of investments	326,723	270,751	122,592
Net cash used in investing activities	(96,155)	(5,417)	(141,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	3,053	5,186	11,305
Proceeds from the sale of future royalties	250,000	—	—
Proceeds from investment in joint venture	—	60,000	—
Net cash provided by financing activities	253,053	65,186	11,305

Net increase (decrease) in cash, cash equivalents and restricted cash	3,008	(76,362)	40,939

Effect of exchange rate on cash, cash equivalents and restricted cash	(122)	(67)	(88)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OR PERIOD	108,005	184,434	143,583
END OF PERIOD	$110,891	$108,005	$184,434

Supplementary disclosures:
Interest paid	$—	$—	$—
Income Taxes Paid	$—	$(2)	$(2)
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	Plozasiran (ARO-APOC3)	Two Phase 2b and one Phase 3	Arrowhead
	Zodasiran (ARO-ANG3)	Two Phase 2b	Arrowhead
	Olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	Fazirsiran	Phase 3	Takeda and Arrowhead
	JNJ-3989	Phase 2	Janssen(1)
	HZN-457	Phase 1	Horizon(2)
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-PNPLA3	Phase 1	Arrowhead
Muscle	ARO-DUX4	Pre-Clinical	Arrowhead
Central Nervous System (CNS)	ARO-SOD1	Pre-Clinical	Arrowhead
(1) On October 30, 2023, the Company entered into an Assignment and Consent Agreement with Janssen. See Note 15.
(2) On October 6, 2023, Amgen announced that it has completed its acquisition of Horizon.
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
At September 30, 2023, the Company had $110.9 million in cash, cash equivalents and restricted cash ($7.9 million in restricted cash) and $292.7 million in available-for-sale debt securities to fund operations. During the year ended September 30, 2023, the Company’s cash, cash equivalents and restricted cash and investments balance decreased by $78.6 million which was primarily due to cash used to fund its operations, offset by the $250.0 million upfront payment received from Royalty Pharma (Note 13) and $110.0 million in milestone payments from the Company’s collaboration and license agreements (Note 2).
In total, the Company is eligible to receive up to $2.8 billion in developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements. The revenue recognition for these collaboration agreements is discussed further in Note 2.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results could materially differ from those estimates.
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
At Visirna’s inception, the Company determined whether it was the primary beneficiary and if Visirna should be consolidated based on the facts and circumstances. The Company performs ongoing reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation is required. As of September 30, 2023, there were no events to be reconsidered in the consolidation.
Cash, Cash Equivalents and Restricted Cash
All highly liquid interest-bearing investments are classified as cash equivalents. These investments mainly include commercial paper with maturities of three months or less when purchased. The carrying value of these cash equivalents approximate fair value.
There was $7.9 million and $7.3 million restricted cash at September 30, 2023 and 2022, respectively, that is primarily held as collateral associated with letters of credit for the Company’s facility leases.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash, cash equivalents and restricted cash and investments. As of September 30, 2023 and 2022, the Company’s investments were primarily invested in money market funds, certificates of deposit, commercial paper, and corporate debt securities through highly rated financial institutions. The Company also maintains several bank accounts primarily at three financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.
Investments
Investment securities are mainly held-to-maturity investments, available-for-sale, and marketable securities.
These held-to-maturity investments may consist of investment-grade interest bearing instruments, primarily money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 36 months. Those with maturities less than twelve months are included in short-term investments on the Company’s consolidated balance sheets, while those with remaining maturities in excess of twelve months are included in long-term investments on its consolidated balance sheets. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security, and no gains or losses on held-to-maturity investment are realized until they are sold. The Company reassesses the classification of held-to-maturity at each reporting period.
The available-for-sale investments may consist of investment-grade interest bearing instruments, primarily money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper, which are accounted for at fair value. Changes in fair values are reported as unrealized gains or losses and are recorded in the Company’s consolidated statement of operations and comprehensive loss. On September 30, 2023, the Company changed the classification of debt securities to available-for-sale from held-to-maturity. As a result, these debt securities are carried at fair value.
The Company’s marketable debt securities consisted of mutual funds that primarily invest in U.S. government bonds, U.S. government agency bonds, and corporate bonds. Dividends from these funds were automatically re-invested. These securities were recorded at fair value, and all unrealized gains/losses were recorded in the Company’s consolidated statement of operations and comprehensive loss. In April 2022, the Company sold all of its investments in mutual funds for $122.3 million.
The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of operations and comprehensive loss. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors, including the length of time to maturity and the extent to which the fair value has been less than the cost, recoverability of future cash flows as compared to carrying value of the security, the financial condition and the near-term prospects of the issuer, and the Company’s ability and intent to hold the security. If a decline in fair value of investments is determined to be other-than-temporary, the securities are written down to fair value as the new cost basis and the amount of the write down is accounted for as realized losses. The Company did not recognize any other-than-temporary impairments of its investment for the years ended September 30, 2023, 2022, and 2021.
Property and Equipment
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

An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended September 30, 2023, 2022, and 2021.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization include certain patents and license agreements. The Company qualitatively evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of intangible assets may exceed their implied fair values. As of September 30, 2023 and 2022, intangible impairment assessments indicated that there was no impairment.
Leases
The Company determines whether a contract is, or contains, a lease at inception. All of the Company’s leases are classified as operating leases. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term.
The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.
Revenue Recognition
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
Further, the revenue standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the input method; Labor hours, costs incurred or patient visits in clinical trials are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.
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
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of Financial Accounting Standards Board (“FASB”) Topic 808 - Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.
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
Stock-Based Compensation
Share-based compensation expenses for all stock grants are based on their estimated grant-date fair value. The fair value of stock option awards is estimated using the Black-Scholes option valuation model which requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date. For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved. The Company uses historical data and other information to estimate the expected price volatility and the expected forfeiture rate for stock option awards. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.
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
Earnings per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units outstanding.
During the years ended September 30, 2023, 2022 and 2021, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units outstanding during the period due to their anti-dilutive effect.
Foreign currency translation adjustments
One of the Company’s wholly-owned subsidiaries’ functional currencies are not the United States dollar, which is the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive loss.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements that have significantly impacted this Annual Report on Form 10-K.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
GSK	$29,657	$124,764	$—
Horizon	23,206	29,181	6,816
Takeda	162,516	85,834	90,784
Janssen	356	3,452	40,687
Amgen	25,000	—	—
Total	$240,735	$243,231	$138,287
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	September 30,
	2023	2022
	(in thousands)
Receivables included in accounts receivable	$—	$1,410
Contract liabilities included in deferred revenue	$866	$130,049
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022. The Company has excluded any future estimated milestones or royalties from this transaction price to date. The Company has allocated the total $120.0 million initial transaction price to its one distinct performance obligation for the GSK-4532990 license and the associated GSK R&D Services. As the Company has completed its performance obligation related to this agreement, the upfront payment of $120.0 million was fully recognized in the year ended September 30, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023, triggering a $30.0 million milestone payment to the Company which was paid in the third quarter of fiscal 2023.
The Company is also eligible for an additional payment of $100.0 million upon achieving the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190.0 million at first commercial sale, and up to $590.0 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.
The Company has also performed certain development and manufacturing activities, including the manufacture of drug substance and drug product under GMP conditions, for GSK pursuant to the GSK License Agreement, for which the Company has been reimbursed for its costs. The Company recognized $0.3 million and $4.8 million in connection with these efforts for the years ended September 30, 2023 and 2022, respectively.
Horizon Therapeutics Ireland DAC (“Horizon”)
On June 18, 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout. Horizon is wholly responsible for clinical development and commercialization of HZN-457. On October 6, 2023, Amgen completed its acquisition of Horizon.
At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of HZN-457 (the “Horizon R&D Services”). Due to the specialized and unique nature of these Horizon R&D Services and their direct relationship with the license, the Company determined that these deliverables represented one distinct bundle and, thus, one performance obligation. Beyond the Horizon R&D Services, which are the responsibility of the Company, Horizon will be responsible for managing future clinical development and commercialization of HZN-457. The Company conducted all activities through the preclinical stages of development of HZN-457.
Under the terms of the agreement, the Company received an upfront payment of $40.0 million in July 2021. The Company determined the initial transaction price totaled $40.0 million and has excluded any future estimated milestones or royalties from this transaction price to date. The Company allocated the total $40.0 million initial transaction price to its one distinct performance obligation for the HZN-457 license and the associated Horizon R&D Services. Revenue was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services. The Company determined that the straight-line basis was appropriate as its efforts were expended evenly over the course of completing its performance obligation. Further, Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023.
On November 21, 2023, the Company received notice from Horizon that it has elected to terminate the Horizon License Agreement. Horizon exercised its right to terminate the Horizon License Agreement for convenience. The termination will take effect on December 21, 2023.
In addition, the Company has performed certain development and manufacturing activities, including drug substance and drug product manufacture under GMP conditions, for Horizon pursuant to the Horizon License Agreement. The Company recognized $1.5 million and $2.5 million in connection with these efforts for the years ended September 30, 2023 and 2022, respectively.
Takeda Pharmaceutical Company Limited (“Takeda”)
On October 7, 2020, Takeda and the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”). Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s Fazirsiran program (formerly TAK-999 and ARO-AAT), the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, fazirsiran, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda received an exclusive license to commercialize fazirsiran and will lead the global commercialization strategy, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales.
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
Under the terms of the Takeda License Agreement, the Company received $300.0 million as an upfront payment in January 2021 and an additional $40.0 million upon Takeda’s initiation of a Phase 3 REDWOOD clinical study of fazirsiran in March 2023, and is eligible to receive up to $527.5 million in additional potential development, regulatory and commercial milestones.

The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension (OLE) part of the studies; however, in August 2023, Takeda initiated a Phase 3 OLE study available to patients participating in these Phase 2 studies. Based on this new information, patients enrolled in the SEQUOIA and AROAAT2002 studies are expected to complete their Phase 2 study visits between June 2023 and December 2023, shortening the Company’s performance obligation. As a result, effective the second quarter of fiscal 2023, the Company changed its estimates of the revenue recognition to better reflect this newly estimated performance period. The effect of these changes in estimates resulted in accelerated revenue by $70.5 million, or $0.66 per share (diluted) for the year ended September 30, 2023. There were $0.9 million of contract liabilities recorded as current deferred revenue as of September 30, 2023.
The Company also recorded $4.5 million as accrued expenses as of September 30, 2023 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On October 3, 2018, Janssen, part of the Janssen Pharmaceutical Companies of Johnson & Johnson, and the Company entered into a License Agreement (the “Janssen License Agreement”). The Company also entered into a stock purchase agreement with JJDC, Inc. (“JJDC”), Johnson & Johnson’s venture capital arm (the “JJDC Stock Purchase Agreement”). Under the Janssen License Agreement, Janssen received a worldwide, exclusive license to the Company’s JNJ-3989 (formerly ARO-HBV) program, the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Beyond the Company’s Phase 1/2 study of JNJ-3989, which the Company was responsible for completing, Janssen is wholly responsible for clinical development and commercialization of JNJ-3989.
Under the terms of the Janssen License Agreement, the Company received $175.0 million as an upfront payment, $75.0 million in the form of an equity investment by JJDC in the Company’s common stock under the JJDC Stock Purchase Agreement, and milestone and option payments totaling $73.0 million, and the Company may receive up to $825.0 million in development and sales milestone payments for the Janssen License Agreement. The Company is further eligible to receive tiered royalties on product sales up to mid-teens under the Janssen License Agreement.
At the inception of the Janssen License Agreement, the Company determined that the key deliverables included the license and certain R&D services including the Company’s responsibility to complete the Phase 1/2 study of JNJ-3989 and the Company’s responsibility to ensure certain manufacturing of JNJ-3989 drug product is completed and delivered to Janssen (the “Janssen R&D Services”). Due to the specialized and unique nature of these Janssen R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation.
The Company determined the transaction price totaled approximately $252.7 million, which includes the upfront payment, the premium paid by JJDC for its equity investment in the Company, two $25.0 million milestone payments related to JNJ-3989, and estimated payments for reimbursable Janssen R&D Services to be performed. The Company has allocated the total $252.7 million initial transaction price to its one distinct performance obligation for the JNJ-3989 license and the associated Janssen R&D Services. The Company recognized this transaction price in its entirety as of September 30, 2021, as its performance obligations were substantially completed. There were no contract assets and liabilities recorded as of September 30, 2023.
On April 7, 2023, Janssen voluntarily terminated its collaboration agreement with the Company, dated October 3, 2018. Upon termination of the collaboration agreement, the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795. ARO-PNPLA3 is in Phase 1 clinical trials that are now being developed by the Company.
Amgen Inc. (“Amgen”)
On September 28, 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi olpasiran (previously referred to as AMG- 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the Olpasiran Agreement, Amgen is wholly responsible for clinical development and commercialization.
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received additional an

$55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of September 30, 2023.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement (the “Royalty Pharma Agreement”). In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $535.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 13.
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
NOTE 3. PROPERTY AND EQUIPMENT
The following table summarizes the Company’s major classes of property and equipment:

	September 30,
	2023	2022
	(in thousands)
Computers, software, office equipment and furniture	$2,240	$2,182
Land	2,996	2,996
Research equipment	56,509	38,283
Leasehold improvements	103,813	42,017
Construction in progress	166,655	56,373
	332,213	141,851
Less: Accumulated depreciation and amortization	(41,951)	(31,554)
Property and equipment, net	$290,262	$110,297
Depreciation and amortization expense for property and equipment for the years ended September 30, 2023, 2022, and 2021 was $10.7 million, $8.7 million and $6.6 million respectively.
The increase in the construction in progress during 2023 was mainly due to the continuing developments of manufacturing, laboratory and office facilities in Verona, Wisconsin. In May 2023, the Company completed the development of the San Diego facility, which resulted in the reclassification of related construction in progress to leasehold improvements as of September 30, 2023.

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of September 30, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities	$295,699	$—	$(2,964)	$292,735
Total current investments	$295,699	$—	$(2,964)	$292,735
On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. This change enables the Company’s need to be able to respond to market and liquidity risks in managing its portfolio. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive loss. At the date of the transfer, the carrying value of the Company’s held-to-maturity securities was $295.7 million, and net unrealized losses of $3.0 million were recognized in accumulated other comprehensive loss. The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2023.

	As of September 30, 2022
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments (due within one year)
Held-to-maturity debt securities	$218,391	$—	$(3,661)	$214,730
Held-to-maturity certificate of deposit	50,000	—	—	50,000
Total current investments	$268,391	$—	$(3,661)	$264,730

Long-term investments (Due within one through three years)
Held-to-maturity debt securities	$105,872	$—	$(5,569)	$100,303
Total long-term investments	$105,872	$—	$(5,569)	$100,303

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of September 30, 2023
Patents	$21,728	$13,321	$—	$8,407	14
License	3,129	1,274	—	1,855	21
Total intangible assets, net	$24,857	$14,595	$—	$10,262

As of September 30, 2022
Patents	$21,728	$11,770	$—	$9,958	14
License	3,129	1,125	—	2,004	21
Total intangible assets, net	$24,857	$12,895	$—	$11,962
Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2023 and 2022.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense in each of 2023, 2022, and 2021 was $1.7 million. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2023:

Amortization Expense
Year Ending September 30,	(in thousands)
2024	$1,700
2025	1,700
2026	1,700
2027	1,700
2028	1,700
Thereafter	1,762
Total	$10,262

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of September 30, 2023
Common stock	$0.001	290,000	107,312	107,312
Preferred stock	$0.001	5,000	—	—

As of September 30, 2022
Common stock	$0.001	145,000	105,960	105,960
Preferred stock	$0.001	5,000	—	—
On March 16, 2023, the Company’s stockholders approved an increase in authorized common shares, par value $0.001 per share, from 145,000,000 to 290,000,000. The amendment to the Amended and Restated Certificate of Incorporation was filed on April 27, 2023.
As of September 30, 2023 and 2022, respectively, 12,709,837 and 14,000,392 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of September 30, 2023, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2023 and 2022.
Commitments
On December 20, 2021, the Company completed a purchase of 13 acres of land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s process development and analytical activities. As of September 30, 2023, the Company has incurred $166.2 million and intends to spend an additional $120.0 million to $130.0 million to complete the build out of the facilities.
As part of this land acquisition, the Company entered into a development agreement with the City of Verona to construct certain infrastructure improvements within the tax increment district and will be reimbursed up to $16.0 million by the City of Verona by future tax increment revenue generated from the developed property. The total amount of funding that City of Verona will pay under the Tax Increment Financing program is not guaranteed and will depend on future tax revenues generated from the developed property. The Company also became eligible to receive up to $2.5 million in refundable Wisconsin state income tax credits from the Wisconsin Economic Development Corporation (WEDC) as incentives for investing in the local community and creating new job opportunities. As of September 30, 2023, the Company has collected $1.5 million of these credits.
Technology License Commitments
The Company has licensed from third parties the rights to use certain technologies for its research and development activities, as well as in any products it may develop using these licensed technologies. These agreements and other similar agreements often require the Company to make milestone and royalty payments. Milestone payments, for example, may be required as the research and development process progresses through various stages of development, such as when clinical candidates enter or progress through clinical trials, upon NDA and/or certain sales level milestones. The Company did not reach any milestones during the years of 2023 and 2022. During 2021, the Company triggered the milestone related to the progression of the ARO-ENaC and ARO-HIF2 candidates and made milestone payments of $2.4 million.
NOTE 8. LEASES
On November 19, 2021, the Company entered into a 15-year lease for approximately 144,000 square feet of office and research and development laboratory space in San Diego, California, for which the rent commencement date began on April 19, 2023. This new facility accommodates increased personnel for its expanding pipeline of current and future drug candidates. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent.
The lease agreement grants the Company the right to receive an Additional Tenant Improvement Allowance (“ATIA”) funded by the lessor, with a maximum amount of $7.2 million, subject to a 7% interest per annum over the base term. Further, on September 25, 2023, the Company executed the first amendment to the lease, which grants a second ATIA with a maximum amount of $23.6 million, bearing interest at a rate of 9% per annum over the base term. The Company has received $27.8 million ATIA from the lessor as of September 30, 2023. As a result, the Company remeasured its lease liability and right-of-use assets to reflect these additional allowances and the related increase lease payments. The Company has further concluded that these ATIAs have no effects on the classification of the lease.
Other Significant Leases
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one term of five years.
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
Madison, Wisconsin: The Company leases space for office and laboratory facilities, which expires on September 30, 2031. The lease contains options to renew for two terms of five years. After accounting for additional rental square feet added pursuant to amendments to the lease agreement in 2019 and 2020, the Company currently leases a total of 115,000 square feet.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

		September 30,
Lease Assets and Liabilities	Classification	2023	2022
		(in thousands)

Operating lease assets	Right-of-use assets	$45,297	$58,291

Current operating lease liabilities	Lease liabilities	10,563	2,776
Non-current operating lease liabilities	Lease liabilities, net of current portion	104,608	78,800
The components of lease cost along with its classification on the Company’s consolidated statements of operations were as follows:

		Year Ended September 30,
Lease Cost	Classification	2023	2022	2021
		(in thousands)

Operating lease cost	Research and development	$10,350	$7,278	$3,649
	General and administrative expense	1,730	1,757	1,498

Variable lease cost(1)	Research and development	1,179	728	814
	General and administrative expense	—	—	1
Total		$13,259	$9,763	$5,962
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was $1.4 million, $0.3 million and $0 short-term lease cost during the years ended September 30, 2023, 2022, and 2021, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2023:

Year	Amounts
(in thousands)
2024	$10,735
2025	15,000
2026	15,341
2027	14,514
2028	13,156
2029 and thereafter	124,951
Total	$193,697
Less imputed interest	(78,526)
Total operating lease liabilities	$115,171
Supplemental cash flow and other information related to leases was as follows:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,391	$—	$—
Right-of-use assets obtained in exchange for amended operating lease liabilities	$17,071	$—	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,204	$4,500	$3,100

Weighted-average remaining lease term (in years)	13.5	7	8
Weighted-average discount rate	8.0%	8.5%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2013 Incentive Plan (the “2013 Plan”), 0 and 3,408,707 shares, respectively, of the Company’s common stock are reserved for the grant of stock options and restricted stock awards to employees and directors of the Company as of September 30, 2023.
On March 18, 2021, the Company’s Board of Directors approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (the “2021 Plan”), which authorized 8,000,000 shares (subject to certain adjustments) available for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of September 30, 2023, the total number of shares reserved for issuance was 6,204,720 shares, which includes 217,922 shares that were forfeited under the 2013 Plan, and 1,979,364 shares have been granted under the 2021 Plan.
In addition, there were 707,432 shares reserved for options and 683,825 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of September 30, 2023
	2004 Plan	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	—	1,522,207	33,838	707,432	2,263,477
Restricted stock units	—	1,886,500	1,671,315	683,825	4,241,640
Total	—	3,408,707	1,705,153	1,391,257	6,505,117
Stock Option Awards
The following table presents a summary of the stock option activity for the year ended September 30, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	2,721,384	$20.73
Granted	32,151	33.03
Cancelled or expired	(50,708)	60.72
Exercised	(439,350)	6.94
Outstanding at September 30, 2023	2,263,477	$22.68	4.3	$26,795,879
Exercisable at September 30, 2023	2,141,592	$21.45	4.2	$26,786,757
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended September 30, 2023, 2022, and 2021 was $12.2 million, $27.6 million and $66.9 million, respectively.
Stock-based compensation expense related to stock options outstanding for the years ended September 30, 2023, 2022, and 2021 was $8.4 million, $10.8 million and $12.4 million, respectively.
As of September 30, 2023, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $2.9 million will be recognized in the Company’s results of operations over a weighted average period of 0.4 years.
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
The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

	Year Ended September 30,
	2023	2022(5)	2021
Expected dividend yield(1)	—	—	—
Risk-free interest rate(2)	3.69 – 4.57%	N/A	0.40 – 1.1%
Expected volatility(3)	86.4	N/A	86.2 – 90.4%
Expected term (in years)(4)	6.25	N/A	6.25
Weighted-average grant date fair value per share	25.61	N/A	48.64
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding as of September 30, 2022	4,069,931	$64.39
Granted	1,243,644	34.32
Vested	(913,146)	52.99
Forfeited	(158,789)	53.80
Outstanding as of September 30, 2023	4,241,640	$58.43
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
On July 8, 2022, the Company revised the equity award made to its Chief Executive Officer on January 1, 2022 consisting of 800,000 shares, equal in value to $38.4 million, that was a 100% market-based award. The revised awards consist of 99,521 RSUs and 149,282 performance-based RSUs. No incremental expense resulted from the modification. The fair values of these awards were estimated on the date of grant using a closed-form valuation model (Monte-Carlo).
For the years ended September 30, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $69.7 million, $113.6 million and $64.2 million, respectively, related to shares of RSUs. As of September 30, 2023, there was $94.4 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At September 30, 2023 and 2022, the Company did not have any financial assets or financial liabilities based on Level 3 measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale debt securities
U.S. government bonds	$31,553	$—	$—	$31,553
Municipal securities	—	7,093	—	7,093
Commercial notes	—	22,205	—	22,205
Corporate debt securities	—	231,884	—	231,884
Total available-for-sale debt securities	31,553	261,182	—	292,735
Money market instruments	347	—	—	347
Total financial assets	$31,900	$261,182	$—	$293,082

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)

Held-to-maturity debt securities
U.S. government bonds	$1,973	$—	$—	$1,973
Municipal securities	—	—	—	—
Commercial notes	—	41,727	—	41,727
Corporate debt securities	—	271,333	—	271,333
Certificate of deposits	50,000	—	—	50,000
Total held-to-maturity debt securities	51,973	313,060	—	365,033
Money market instruments	39,262	—	—	39,262
Total financial assets	$91,235	$313,060	$—	$404,295
Debt securities were reclassified from held-to-maturity to available-for-sale recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities’ relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input.
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the years ended September 30, 2023 and 2022.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses of the Company approximate fair value based on the short maturities of these instruments. At September 30, 2023, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
NOTE 11. INCOME TAXES
Income Tax Provision
The components of the loss before income taxes are as follows:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)

Domestic	$(194,639)	$(170,570)	$(140,846)
Foreign	(7,852)	(1,708)	—
Total	$(202,491)	$(172,278)	$(140,846)
The provision for income taxes consisted of the following components:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Current:
Federal	$1,074	$—	$—
State	1,710	304	2
Foreign	—	3,481	—
Total current tax	$2,784	$3,785	$2

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax	$—	$—	$—
Income tax provision	$2,784	$3,785	$2
The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the consolidated statements of operations. A notional 21% tax rate was applied as follows:

	September 30,
	2023	2022	2021
U.S. federal statutory income tax	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.4%	8.6%	7.0%
Tax credits	6.8%	—%	—%
Permanent and other items	-4.6%	-1.7%	—%
Non-deductible compensation	-4.6%	—%	—%
Foreign-derived intangible income deduction	1.2%	—%	—%
Stock compensation	-1.1%	-1.7%	1.3%
Valuation allowance	-20.5%	-28.4%	-29.3%
Effective income tax rate	-1.4%	-2.2%	—%
Deferred Income Taxes
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	September 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,495	$171,319
Capitalized research and development	75,208	324
Tax credits	66,407	—
Deferred revenue	59,441	38,810
Lease liabilities	25,382	2,844
Stock compensation	10,296	41,479
Accrued compensation	3,082	2,961
Intangible assets	1,523	2,973
Other	2,636	2,162
Total gross deferred tax assets	$304,470	$262,872

Valuation allowance	$(284,626)	$(242,394)

Deferred tax liabilities:
Fixed assets	$(9,878)	$(1,088)
Right-of-use assets	(9,966)	—
State taxes	—	(19,390)
Total gross deferred tax liability	$(19,844)	$(20,478)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation at September 30, 2023 and 2022, a valuation allowance of $284.6 million and $242.4 million, respectively, has been recorded.
As of September 30, 2023, the Company had accumulated federal and state net operating loss (“NOL”) carry forwards of $134.3 million and $491.5 million, respectively. Of the $134.3 million of federal NOL carryforwards, $34.0 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $100.3 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $491.5 million of state NOL carryforwards $2.9 million can be carried forward indefinitely. The pre-Tax Act U.S. federal and state net operating loss carryforwards will expire at various dates through 2041.
Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of an entity’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the entity immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. To date, the Company has not completed an analysis pursuant to Sections 382 and 383. Future changes in ownership may occur which could limit the Company’s ability to utilize attributes.
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
The following table summarizes the Company’s gross unrecognized tax benefits:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Beginning balance of unrecognized tax benefits	$3,481	$—	$—
Gross increase for prior period tax positions	9,495	3,481	—
Gross decrease for prior period tax positions	(1,489)	—	—
Gross increase for current period tax positions	3,049	—	—
Ending balance of unrecognized tax benefits	$14,536	$3,481	$—
For the years ended September 30, 2023, 2022 and 2021, the Company has recorded income tax expense of $0, $3.5 million and $0 respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. As of September 30, 2023, the Company has accrued interest and penalties of $0.6 million and $0.9 million, respectively.
If the unrecognized tax benefit at September 30, 2023 are ultimately recognized, excluding the impact of U.S. Tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $3.5 million would result in a reduction in the Company’s income tax expense and effective tax rate. The Company expects that $3.5 million of its unrecognized tax benefits to change over the next 12 months.
The Company is subject to taxation in the U.S. and various states along with other foreign countries. Due to the presence of NOL carryforwards, all of the income tax years remain open for examination domestically. The Company has not been notified that it is under audit by the Internal Revenue Service or foreign taxing authorities; however, the Company has been notified of an income tax examination by the state of California. There are no other audits in any other jurisdictions.
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
For the years ended September 30, 2023, 2022, and 2021, the Company recorded expenses for the matching contributions under this plan of $2.2 million, $1.7 million and $1.3 million, respectively.
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

The Company has evaluated the terms of the Royalty Pharma Agreement and concluded in accordance with the relevant accounting guidance that the Company accounted for the transaction as debt and the funding of $250.0 million from Royalty Pharma was recorded as a liability related to the sale of future royalties on its consolidated balance sheets. The Company is not obligated to repay this upfront funding received under the Royalty Pharma Agreement. This liability is amortized over the expected repayment term using an effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. The Company will evaluate the effective interest rate periodically based on its current revenue forecasts utilizing the prospective method. For 2023, the Company recognized non-cash interest expense of $18.3 million, on the consolidated statements of operations and comprehensive loss.
NOTE 14. EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share for the years ended September 30, 2023, 2022 and 2021.

	Year Ended September 30,
	2023	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(205,275)	$(176,063)	$(140,848)

Denominator:
Weighted-average basic shares outstanding	106,750	105,426	103,745
Effect of dilutive securities	—	—	—
Weighted-average diluted shares outstanding	106,750	105,426	103,745

Basic earnings per share	$(1.92)	$(1.67)	$(1.36)
Diluted earnings per share	$(1.92)	$(1.67)	$(1.36)
Potentially dilutive securities representing approximately 4,053,000, 3,885,000 and 2,063,000 shares of common stock were excluded from the computation of diluted earnings per share for the years ended September 30, 2023, 2022 and 2021, respectively, because their effect would have been anti-dilutive.
NOTE 15. SUBSEQUENT EVENTS
On October 30, 2023, the Company entered into an Assignment and Consent Agreement with Janssen, whereby, the Company consented to the assignment of the Janssen License Agreement to GSK, which assignment shall be effective upon the receipt of certain anti-trust approvals.