Form 10-Q
period 2023-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2024-02-06
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of January 31, 2024 was 123,896,914.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$58,215	$110,891
Available-for-sale securities, at fair value	162,064	292,735
Prepaid expenses	10,516	8,813
Other current assets	7,104	7,082
Total current assets	237,899	419,521
Property, plant and equipment, net	333,411	290,262
Intangible assets, net	9,837	10,262
Right-of-use assets	44,907	45,297
Other assets	232	210
Total Assets	$626,286	$765,552

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$35,866
Accrued expenses	46,604	39,763
Accrued payroll and benefits	8,777	17,963
Lease liabilities	3,421	10,563
Deferred revenue	—	866
Other liabilities	461	435
Total current liabilities	63,723	105,456
Long-term liabilities:
Lease liabilities, net of current portion	115,157	104,608
Liability related to the sale of future royalties	273,692	268,326
Total long-term liabilities	388,849	372,934
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 107,500 and 107,312 shares	200	200
Additional paid-in capital	1,320,356	1,300,395
Accumulated other comprehensive loss	(1,255)	(3,222)
Accumulated deficit	(1,158,894)	(1,026,030)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	160,407	271,343
Noncontrolling interest	13,307	15,819
Total noncontrolling interest and stockholders’ equity	173,714	287,162
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$626,286	$765,552
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue	$3,551	$62,546
Operating expenses:
Research and development	116,491	83,695
General and administrative	23,605	20,985
Total operating expenses	140,096	104,680
Operating loss	(136,545)	(42,134)

Other income (expense):
Interest income	2,802	2,682
Interest expense	(5,367)	(2,849)
Other, net	421	507
Total other (expense) income	(2,144)	340

Loss before income tax (benefit) expense and noncontrolling interest	(138,689)	(41,794)
Income tax (benefit) expense	(3,313)	17
Net loss including noncontrolling interest	$(135,376)	$(41,811)
Net loss attributable to noncontrolling interest, net of tax	(2,512)	(486)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(132,864)	$(41,325)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.24)	$(0.39)
Diluted	$(1.24)	$(0.39)
Weighted-average shares used in calculating
Basic	107,415	106,039
Diluted	107,415	106,039

Other comprehensive loss, net of tax:
Change in unrealized losses on available-for-sale securities	1,909	—
Foreign currency translation adjustments	58	(122)
Comprehensive loss	$(133,409)	$(41,933)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Change in unrealized losses on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	19,390	—	—	—	19,390
Exercise of stock options	82	—	576	—	—	—	576
Common stock - restricted stock units vesting	98	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	(41,325)	(486)	(41,811)
Balance at December 31, 2022	106,140	$199	$1,239,178	$(258)	$(862,080)	$19,333	$396,372
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,376)	$(41,811)
Adjustments to reconcile net loss to net cash flow from operating activities
Stock-based compensation	19,694	19,390
Depreciation and amortization	4,263	2,689
(Accretion) amortization of note premiums/discounts	(835)	690
Realized gain on investments	(80)	—
Non-cash interest expense on liability related to the sale of future royalties	5,367	2,849
Changes in operating assets and liabilities:
Accounts receivable	—	(38,157)
Prepaid expenses and other current assets	(1,748)	10,529
Accounts payable	(12,463)	(2,072)
Accrued expenses	408	(7,203)
Deferred revenue	(866)	(22,979)
Operating lease, net	3,796	559
Net cash used in operating activities	(117,840)	(75,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,656)	(38,911)
Purchases of investments	—	(111,199)
Proceeds from sales and maturities of investments	133,495	69,416
Net cash provided by (used in) investing activities	64,839	(80,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	267	576
Proceeds from the sale of future royalties	—	250,000
Net cash provided by financing activities	267	250,576

Net (decrease) increase in cash, cash equivalents and restricted cash	(52,734)	94,366

Effect of exchange rate on cash, cash equivalents and restricted cash	58	(122)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	110,891	108,005
END OF PERIOD	$58,215	$202,249

Supplementary disclosure of cash flows:
Interest paid	$—	$—
Income taxes (paid) refunded	$(999)	$—

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accrued expenses	$11,290	$14,044
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	Plozasiran (ARO-APOC3)	Two Phase 2b and one Phase 3	Arrowhead
	Zodasiran (ARO-ANG3)	Two Phase 2b	Arrowhead
	Olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	Fazirsiran	Phase 3	Takeda and Arrowhead
	JNJ-3989	Phase 2	GSK
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
Muscle	ARO-DUX4	Phase 1/2a	Arrowhead
	ARO-DM1	Phase 1/2a	Arrowhead
Central Nervous System (CNS)	Various	Pre-Clinical	Arrowhead
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first quarter of fiscal 2024, the Company continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy; and
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize JNJ-3989 (formerly ARO-HBV). JNJ-3989 had previously been licensed to Janssen Pharmaceuticals, Inc. See Note 2.
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at December 31, 2023 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for more complete descriptions and discussions. Operating results and cash flows for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials.
As of December 31, 2023, the Company had $58.2 million in cash, cash equivalents and restricted cash ($6.9 million in restricted cash) and $162.1 million in available-for-sale debt securities to fund operations. During the three months ended December 31, 2023, the Company’s cash, cash equivalents and restricted cash and investments balance decreased by $183.3 million which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses and capital expenditures. During the three months ended December 31, 2022, the Company received the $250.0 million upfront payment from Royalty Pharma (Note 11).
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at a price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.0 million after deducting advisory fees and offering expenses.
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
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Uncertainty in Income Taxes
The Company recorded an income tax benefit of $3.3 million and $0 for the three months ended December 31, 2023 and 2022, respectively. The income tax benefit is primarily due to the discrete change in the Company’s uncertain tax positions related to the statute of limitation expiration.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the ASU, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU will become effective for the Company beginning on October 1, 2025. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
GSK	$2,685	$(677)
Horizon	—	21,667
Takeda	866	16,312
Janssen	—	244
Amgen	—	25,000
Total	$3,551	$62,546
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	December 31, 2023	September 30, 2023
	(in thousands)
Receivables included in accounts receivable	$—	$—
Contract liabilities included in deferred revenue	$—	$866
Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”)
GSK License Agreement
On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK License Agreement”). Under the GSK License Agreement, GSK has received an exclusive license for GSK-4532990 (formerly ARO-HSD). The exclusive license is worldwide with the exception of greater China. GSK is wholly responsible for all clinical development and commercialization of GSK-4532990 in its territory. GSK dosed the first patient in a Phase 2b trial in March 2023 and paid a $30.0 million milestone payment to the Company in the third quarter of fiscal 2023.
The Company is eligible for an additional payment of $100.0 million upon achieving the first patient dosed in a Phase 3 trial. Furthermore, should the Phase 3 trial read out positively, and the potential new medicine receives regulatory approval in major markets, the deal provides for commercial milestone payments to the Company of up to $190.0 million at first commercial sale, and up to $590.0 million in sales-related milestone payments. The Company is further eligible to receive tiered royalties on net product sales in a range of mid-teens to twenty percent.
GSK-HBV Agreement
On December 11, 2023, the Company entered into an Amended and Restated License Agreement with GSK (the “GSK-HBV Agreement”) pursuant to which GSK received a worldwide, exclusive license to develop and commercialize JNJ-3989 (formerly ARO-HBV), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. JNJ-3989 had previously been licensed to Janssen in October 2018.
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the amended GSK-HBV Agreement. The Company is eligible to receive up to $832.5 million in development and sales milestone payments under the GSK-HBV Agreement.
There were no contract assets and liabilities recorded as of December 31, 2023.
Horizon Therapeutics Ireland DAC (“Horizon”)
In June 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout.
At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of HZN-457 (the “Horizon R&D Services”). The Company received a $40.0 million upfront payment in July 2021. Revenue was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. Further, the Company received an additional $15.0 million upon Horizon’s initiation of a Phase 1 clinical trial in January 2023.
On October 6, 2023, Amgen completed its acquisition of Horizon and subsequently notified the Company of Amgen’s intent to terminate the HZN-457 license. Horizon exercised its right to terminate the Horizon License Agreement for convenience, which took effect on December 21, 2023.
Takeda Pharmaceutical Company Limited (“Takeda”)
In October 2020, Takeda and the Company entered into an Exclusive License and Co-Funding Agreement (the “Takeda License Agreement”). Under the Takeda License Agreement, Takeda and the Company will co-develop the Company’s Fazirsiran program (formerly TAK-999 and ARO-AAT), the Company’s second-generation subcutaneously administered RNAi therapeutic candidate being developed as a treatment for liver disease associated with alpha-1 antitrypsin deficiency. Within the United States, fazirsiran, if approved, will be co-commercialized under a 50/50 profit sharing structure. Outside the United States, Takeda received an exclusive license to commercialize fazirsiran and will lead the global commercialization strategy, while the Company will be eligible to receive tiered royalties of 20% to 25% on net sales.
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
The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension (OLE) part of the studies; however, in August 2023, Takeda initiated a Phase 3 OLE study, concluding the Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies by December 31, 2023. Consequently, the Company adjusted its revenue recognition estimates in the fiscal year 2023 to align with the revised performance period, resulting in accelerated revenue of $70.5 million, or $0.66 per diluted share, for the year ended September 30, 2023. The remaining $0.9 million of deferred revenue was recognized for the three months ended December 31, 2023. There were no further contract liabilities as of December 31, 2023.
The Company also recorded $11.1 million as accrued expenses as of December 31, 2023 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On April 7, 2023, Janssen voluntarily terminated its collaboration agreement with the Company and the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795. ARO-PNPLA3 is in Phase 1 clinical trials, which are now being developed by the Company.
Further, on December 11, 2023, the Company entered into the GSK-HBV Agreement, as discussed above, pursuant to which GSK received an exclusive license for JNJ-3989 (formerly ARO-HBV). JNJ-3989 had previously been licensed to Janssen in October 2018.

Amgen Inc. (“Amgen”)
In September 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi olpasiran (previously referred to as AMG- 890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the Olpasiran Agreement, Amgen is wholly responsible for clinical development and commercialization.
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received additional an $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of December 31, 2023.
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
Visirna Therapeutics, Inc. (“Visirna”)
In April 2022, the Company and Visirna, its subsidiary, entered into a License Agreement (the “Visirna License Agreement”), pursuant to which Visirna received an exclusive license to develop, manufacture and commercialize four of the Company’s RNAi-based investigational cardiometabolic medicines in Greater China (including the People’s Republic of China, Hong Kong, Macau and Taiwan).
The Company also performs manufacturing and development work pursuant to a Clinical Supply Agreement between the parties contemplated by the Visirna License Agreement. The Company received $85,989 and $749,262 as consideration for this manufacturing and development work for the three months ended December 31, 2023 and 2022, respectively. There were no contract assets and liabilities recorded as of December 31, 2023.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	December 31, 2023	September 30, 2023
	(in thousands)
Land	$2,996	$2,996
Building	71,797	—
Research equipment	59,956	56,509
Furniture	2,761	1,540
Computers and software	883	700
Leasehold improvements	103,893	103,813
Construction in progress	136,914	166,655
	379,200	332,213
Less: Accumulated depreciation and amortization	(45,789)	(41,951)
Property, plant and equipment, net	$333,411	$290,262
Depreciation and amortization expense for property and equipment for the three months ended December 31, 2023 and 2022 was $3.8 million and $2.3 million, respectively.
As of December 31, 2023, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of related construction in progress to building. Further, the Company commenced depreciation on the newly completed facility over a 39-year period.
Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2023	September 30, 2023
	(in thousands)
Accrued R&D expenses	$18,106	$16,125
Accrued R&D expenses; co-development	11,104	5,895
Accrued capital expenditure	11,290	14,044
Other	6,104	3,699
Total accrued expense	$46,604	$39,763

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of December 31, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities	$163,119	$—	$(1,055)	$162,064
Total current investments	$163,119	$—	$(1,055)	$162,064

	As of September 30, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities	$295,699	$—	$(2,964)	$292,735
Total current investments	$295,699	$—	$(2,964)	$292,735

The Company has determined that the available-for-sale debt securities that were in an unrealized loss position did not have any credit loss impairment as of December 31, 2023 and 2022.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of December 31, 2023
Patents	$21,728	$13,709	$—	$8,019	14
License	3,129	1,311	—	1,818	21
Total intangible assets, net	$24,857	$15,020	$—	$9,837

As of September 30, 2023
Patents	$21,728	$13,321	$—	$8,407	14
License	3,129	1,274	—	1,855	21
Total intangible assets, net	$24,857	$14,595	$—	$10,262

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended December 31, 2023 and 2022.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for each of the three months ended December 31, 2023 and 2022. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2023:

Amortization Expense
Year Ending September 30,	(in thousands)
2024 (remainder)	$1,275
2025	1,700
2026	1,700
2027	1,700
2028	1,700
Thereafter	1,762
Total	$9,837

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of December 31, 2023
Common stock	$0.001	290,000	107,500	107,500
Preferred stock	$0.001	5,000	—	—

As of September 30, 2023
Common stock	$0.001	290,000	107,312	107,312
Preferred stock	$0.001	5,000	—	—
As of December 31, 2023 and September 30, 2023, respectively, 12,559,380 and 12,709,837 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2004 Equity Incentive Plan, 2013 Incentive Plan, and 2021 Incentive Plan, as well as for inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at an offering price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.0 million after deducting advisory fees and offering expenses.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of December 31, 2023, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2023 and September 30, 2023.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s manufacturing process development and analytical activities. As of December 31, 2023, the Company has incurred $224.7 million and intends to spend an additional $60.0 million to $73.0 million to complete the build out of the facilities.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park, San Diego, California, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent.
The lease agreement grants the Company the right to receive an Additional Tenant Improvement Allowance (“ATIA”) funded by the lessor, with a maximum amount of $7.2 million, subject to a 7% interest per annum over the base term. Further, on September 25, 2023, the Company executed the first amendment to the lease, which grants a second ATIA with a maximum amount of $23.6 million, bearing interest at a rate of 9% per annum over the base term. The Company has received $30.8 million ATIA from the lessor as of December 31, 2023. As a result, the Company remeasured its lease liability and right-of-use assets to reflect these additional allowances and the related increased lease payments. The Company has further concluded that these ATIAs have no effects on the classification of the lease.
The Company previously subleased additional research and development space in San Diego, California, which subleases ended during the fiscal year of 2023.
Madison, Wisconsin: The Company leases space for office and laboratory facilities, which expires on September 30, 2031. The lease contains options to renew for two terms of five years. After accounting for additional rental square feet added pursuant to amendments to the lease agreement in 2019 and 2020, the Company currently leases a total of 115,000 square feet.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	December 31, 2023	September 30, 2023
		(in thousands)

Operating lease assets	Right-of-use assets	$44,907	$45,297

Current operating lease liabilities	Lease liabilities	3,421	10,563
Non-current operating lease liabilities	Lease liabilities, net of current portion	115,157	104,608

		Three Months Ended December 31,
Lease Cost	Classification	2023	2022

Operating lease cost	Research and development	$2,994	$2,069
	General and administrative expense	476	533

Variable lease cost (1)	Research and development	779	210
	General and administrative expense	—	—

Total		$4,249	$2,812
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was $0 and $0.1 million short-term lease cost during the three months ended December 31, 2023, and 2022, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2023:

Year	Amounts
(in thousands)
2024 (remainder of fiscal year)	$9,044
2025	15,356
2026	15,696
2027	14,869
2028	13,511
2029 and thereafter	128,356
Total	$196,832
Less imputed interest	$(78,254)
Total operating lease liabilities (includes current portion)	$118,578

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,099	$—
Right-of-use assets obtained in exchange for amended operating lease liabilities	$64	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,080	$1,331

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	13.3	6.9
Weighted-average discount rate	8.0%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2013 Incentive Plan (the “2013 Plan”), 0 and 3,363,299 shares, respectively, of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of December 31, 2023.
On March 18, 2021, the Company’s Board of Directors approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (the “2021 Plan”), which authorized 8,000,000 shares (subject to certain adjustments) available for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of December 31, 2023, the total number of shares available for issuance was 5,774,487 shares, which includes 158,678 and 77,014 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 2,411,054 shares have been granted under the 2021 Plan.
In addition, there were 691,245 shares reserved for options and 684,900 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of December 31, 2023
	2004 Plan	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	—	1,476,799	32,151	691,245	2,200,195
Restricted stock units	—	1,886,500	2,013,298	684,900	4,584,698
Total	—	3,363,299	2,045,449	1,376,145	6,784,893
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended December 31,
	2023	2022

Research and development	7,823	8,402
General and administrative	9,862	10,987
Total	$17,685	$19,389
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended December 31, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	2,263,477	$22.68
Granted	—	—
Cancelled or expired	(29,457)	61.11
Exercised	(33,825)	8.30
Outstanding at December 31, 2023	2,200,195	$22.46	4.1 years	$31,862,157
Exercisable at December 31, 2023	2,118,298	$21.72	3.9 years	$31,840,866
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended December 31, 2023 and 2022 was $0.6 million and $2.3 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended December 31, 2023 and 2022, was $1.5 million and $2.4 million, respectively.
As of December 31, 2023, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $1.4 million will be recognized in the Company’s results of operations over a weighted average period of 5 months.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No options were granted during the three months ended December 31, 2023 and 2022.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended December 31, 2023, stock-based compensation expense related to the Visirna ESOP was $2.0 million.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2023	4,241,640	$58.43
Granted	511,290	29.48
Vested	(153,457)	47.76
Forfeited	(14,775)	51.21
Outstanding at December 31, 2023	4,584,698	$55.58
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended December 31, 2023 and 2022, the Company recorded $16.2 million and $17.0 million of expense related to RSUs, respectively. As of December 31, 2023, there was $91.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 10. FAIR VALUE MEASUREMENTS
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 10 - Fair Value Measurements of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K for the year ended September 30, 2023.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At December 31, 2023 and September 30, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale debt securities
U.S. government bonds	$10,859	$—	$—	$10,859
Municipal securities	—	7,153	—	7,153
Commercial notes	—	—	—	—
Corporate debt securities	—	144,052	—	144,052
Total available-for sale debt securities	10,859	151,205	—	162,064
Money market instruments	6,489	—	—	6,489
Total financial assets	$17,348	$151,205	$—	$168,553

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale debt securities
U.S. government bonds	$31,553	$—	$—	$31,553
Municipal securities	—	7,093	—	7,093
Commercial notes	—	22,205	—	22,205
Corporate debt securities	—	231,884	—	231,884
Total available-for-sale debt securities	31,553	261,182	—	292,735
Money market instruments	347	—	—	347
Total financial assets	$31,900	$261,182	$—	$293,082
NOTE 11. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In November 2022, the Company and Royalty Pharma entered into the Royalty Pharma Agreement, pursuant to which Royalty Pharma agreed to pay up to $410.0 million in cash to the Company in consideration for the Company’s future royalty interest in olpasiran, a small interfering RNA (siRNA) originally developed by the Company and licensed to Amgen in September 2016 under the Olpasiran Agreement.
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
The Company has evaluated the terms of the Royalty Pharma Agreement and concluded in accordance with the relevant accounting guidance that the Company accounted for the transaction as debt and the funding of $250.0 million from Royalty Pharma was recorded as a liability related to the sale of future royalties on its consolidated balance sheets. The Company is not obligated to repay this upfront funding received under the Royalty Pharma Agreement. This liability is amortized over the expected repayment term using an effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. The Company will evaluate the effective interest rate periodically based on its current revenue forecasts utilizing the prospective method. For the three months ended December 31, 2023 and 2022, the Company recognized non-cash interest expense of $5.4 million and $2.8 million, respectively, on the consolidated statements of operations and comprehensive loss.
NOTE 12. EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(132,864)	$(41,325)

Denominator:
Weighted-average basic shares outstanding	107,415	106,039
Effect of dilutive securities	—	—
Weighted-average diluted shares outstanding	107,415	106,039

Basic earnings per share	$(1.24)	$(0.39)
Diluted earnings per share	$(1.24)	$(0.39)
Potentially dilutive securities representing approximately 3,544,000 and 3,327,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, our research and development programs, and our “20 in 25” pipeline goal; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. As such, our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
The Company has focused its resources on therapeutics that exclusively utilize its high levels of pharmacologic activity in multiple animal models spanning several therapeutic areas. The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, CNS, muscle and adipose tissue; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s clinical pipeline includes:
•Hypertriglyceridemia - Plozasiran (formerly ARO-APOC3);
•Dyslipidemia - Zodasiran (formerly ARO-ANG3);
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen) ;

•Muco-obstructive or inflammatory pulmonary conditions - ARO-MUC5AC and ARO-RAGE;
•Idiopathic pulmonary fibrosis - ARO-MMP7;
•Non-alcoholic steatohepatitis (NASH) - GSK-4532990 (formerly ARO-HSD, out-licensed to GSK);
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda);
•Chronic hepatitis B virus - JNJ-3989 (formerly ARO-HBV, out-licensed to GSK);
•Complement mediated diseases - ARO-C3;
•Non-alcoholic steatohepatitis (NASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Facioscapulohumeral muscular dystrophy - ARO-DUX4;
•Dystrophia myotonica protein kinase (DMPK) - ARO-DM1; and
•Hepatic expression of complement factor B (CFB) - ARO-CFB.
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
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
The First Quarter of Fiscal 2024 Business Highlights
Key recent developments during the first quarter of fiscal 2024 included the following:
•Entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at a price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.0 million after deducting advisory fees and offering expenses;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy; and
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize JNJ-3989 (formerly ARO-HBV). JNJ-3989 had previously been licensed to Janssen Pharmaceuticals, Inc. See Note 2.
Net loss was $132.9 million for the three months ended December 31, 2023 as compared to $41.3 million for the three months ended December 31, 2022. Net loss per share – diluted was $1.24 for the three months ended December 31, 2023 as compared to $0.39 for the three months ended December 31, 2022.
The changes in net loss for the three months ended December 31, 2023 were due to the combination of a decrease in revenue and an increase in research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $58.2 million of cash, cash equivalents and restricted cash, $162.1 million in available-for-sale securities, and $626.3 million of total assets as of December 31, 2023, as compared to $110.9 million of cash, cash equivalents and restricted cash, $292.7 million in available-for-sale securities and $765.6 million of total assets as of September 30, 2023. Based upon the Company’s current cash and investment resources, operating plan, and factoring in the $429.0 million in net proceeds from the January 2024 stock offering, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Revenue	$3,551	$62,546
Operating loss	$(136,545)	$(42,134)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(132,864)	$(41,325)
Net loss per share-diluted	$(1.24)	$(0.39)
Revenue
Total revenue for the three months ended December 31, 2023 decreased by $59.0 million, or 94.3% from the same period of 2022. The revenue for the three months ended December 31, 2023 were mainly driven by the revenue recognition associated with GSK and Takeda, as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
GSK: On December 11, 2023, GSK and the Company entered into the GSK HBV Agreement. Under the GSK-HBV Agreement, GSK received a worldwide, exclusive license to develop and commercialize JNJ-3989 (formerly ARO-HBV). JNJ-3989 had previously been licensed to Janssen in October 2018. Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement.
Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue is recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Company previously expected these clinical trials to extend to September 2025 in order to demonstrate long term safety and efficacy in the open label extension (OLE) part of the studies; however, in August 2023, Takeda initiated a Phase 3 OLE study, concluding the Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies by December 31, 2023. Consequently, the Company adjusted its revenue recognition estimates in the fiscal 2023 to align with the revised performance period and the remaining $0.9 million deferred revenue was recognized for the three months ended December 31, 2023. The Company recognized $16.3 million revenue for the three months ended December 31, 2022.
Horizon/Amgen: During the three months ended December 31, 2022, Horizon recorded $6.7 million revenue of the total $40.0 million upfront payment received in July 2021, which was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. Horizon also enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. Further, Amgen enrolled the first subject in its Phase 3 trial of olpasiran, which triggered a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. On October 6, 2023, Amgen,,Inc. completed its acquisition of Horizon and subsequently notified the Company of Amgen’s intent to terminate the HZN-457 license. Horizon exercised its right to terminate the Horizon License Agreement for convenience, which took effect on December 21, 2023.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three months ended December 31, 2023 and 2022 are shown in the tables below.
Research and Development (R&D) Expenses
R&D expenses are related to the Company’s research and development discovery efforts and related candidate costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company does not separately track R&D expenses by individual research and development projects, or by individual drug candidates. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities.
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended December 31, 2023	% of Expense Category	Three Months Ended December 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$45,274	39%	$42,284	51%	$2,990	7%
R&D discovery costs	29,222	25%	12,693	15%	16,529	130%
Salaries	22,595	19%	14,689	17%	7,906	54%
Facilities related	6,542	6%	3,341	4%	3,201	96%
Total research and development expense, excluding non-cash expense	$103,633	89%	$73,007	87%	$30,626	42%
Stock compensation	9,007	8%	8,402	10%	605	7%
Depreciation and amortization	3,851	3%	2,286	3%	1,565	68%
Total research and development expense	$116,491	100%	$83,695	100%	$32,796	39%
Candidate costs increased $3.0 million, or 7%, for the three months ended December 31, 2023 compared to the same period of 2022. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs increased $16.5 million, or 130%, for the three months ended December 31, 2023 compared to the same period of 2022. This increase was primarily driven by the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types, particularly due to an increase in labor along with rising costs associated with CNS studies and lab supplies.
Salaries and stock compensation expense consist of salary, bonuses, payroll taxes, related benefits and stock compensation for the Company’s R&D personnel. The increases in salaries and stock comp expenses for the three months ended December 31, 2023 were primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases. Stock compensation expense was based upon the valuation of stock options and restricted stock units granted to employees and directors.
Facilities-related expense included lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $3.2 million, or 96%, for the three months ended December 31, 2023 compared to the same period of 2022. This increase was mainly due to the additional lease expense in San Diego, California as the Company expands discovery efforts to identify new drug candidates.
Depreciation and amortization expense, a non-cash expense, increased $1.6 million, or 68% for the three months ended December 31, 2023 compared to the same period of 2022. The increase was primarily attributed to higher leasehold improvements, due to completion of the development of the San Diego facility. Additionally, as of December 31, 2023, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, and commenced depreciation.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.

General & Administrative Expenses
The following table provides details of the Company’s general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended December 31, 2023	% of Expense Category	Three Months Ended December 31, 2022	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$6,259	27%	$4,207	20%	$2,052	49%
Professional, outside services, and other	5,222	22%	4,383	21%	839	19%
Facilities related	1,025	4%	1,005	5%	20	2%
Total general & administrative expense, excluding non-cash expense	$12,506	53%	$9,595	46%	$2,911	30%
Stock compensation	10,687	45%	10,987	52%	(300)	(3)%
Depreciation and amortization	412	2%	403	2%	9	2%
Total general & administrative expense	$23,605	100%	$20,985	100%	$2,620	12%
Salaries expense increased $2.1 million, or 49%, for the three months ended December 31, 2023 compared to the same period of 2022. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, and communication and technology expenses. This expense increased $0.8 million, or 19%, for the three months ended December 31, 2023 compared to the same period of 2022. The increase was mainly due to legal services associated with new patent applications and intellectual property matters.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, was based upon the valuation of stock options and restricted stock units granted to employees.
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
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense increased $2.5 million for the three months ended December 31, 2023 compared to the same periods of 2022. The increase was primarily due to the non-cash interest expense on the liability related to the sale of future royalties.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its equity securities, revenue from its licensing and collaboration agreements, and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials. Additionally, the Company expanded its facilities in Verona, Wisconsin and leased additional facilities in San Diego, California. Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities and requires significant capital investment.
The Company’s cash, cash equivalents and restricted cash decreased to $58.2 million at December 31, 2023 compared to $110.9 million at September 30, 2023. Cash invested in available-for-sale debt securities was $162.1 million at December 31, 2023 compared to $292.7 million at September 30, 2023.
On December 2, 2022, the Company entered into the Open Market Sale Agreement, pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of December 31, 2023, no shares have been issued under the Open Market Sale Agreement.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at an offering price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.0 million after deducting advisory fees and offering expenses.
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.
The following table presents a summary of cash flows:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Cash Flow from:
Operating activities	$(117,840)	$(75,516)
Investing activities	64,839	(80,694)
Financing activities	267	250,576
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,734)	$94,366

Cash, cash equivalents and restricted cash at end of period	$58,215	$202,249
During the three months ended December 31, 2023, cash flow used by operating activities was $117.8 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash provided by investing activities was $64.8 million, which was primarily related to sales and maturities of investments of $133.5 million, offset by capital expenditures, $68.7 million of construction in progress. Cash provided by financing activities of $0.3 million was primarily related to cash received from stock option exercises.
During the three months ended December 31, 2022, cash flows used by operating activities was $75.5 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of $6.0 million from GSK and Horizon. Cash used in investing activities was $80.7 million, which was primarily related to capital expenditures, primarily construction in progress, of $38.9 million and investments of $111.2 million, partially offset by net sales and maturities of investments of $69.4 million. Cash provided by financing activities of $250.6 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises. See Note 11 — Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s exposure to market risk from that described in Item 7A of its Annual Report on Form 10-K for the year ended September 30, 2023.

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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that the Company disclosed in Part I, Item 3 of its Annual Report on Form 10-K for the year ended September 30, 2023.
ITEM 1A.    RISK FACTORS
The Company’s business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
(c) Trading Plans
During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023(incorporated by reference from Exhibit 3.3 of the Company’s Form 10-Q filed on May 2, 2023)

10.1*,†	Amended and Restated License Agreement, dated as of December 11, 2023, by and between Arrowhead Pharmaceuticals, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: February 6, 2024

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)