Form 10-Q
period 2024-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2024-05-09
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2024 was 124,200,230.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$127,704	$110,891
Available-for-sale securities, at fair value	395,410	292,735
Prepaid expenses	11,022	8,813
Other current assets	7,514	7,082
Total current assets	541,650	419,521
Property, plant and equipment, net	359,252	290,262
Intangible assets, net	9,412	10,262
Right-of-use assets	44,626	45,297
Other assets	210	210
Total Assets	$955,150	$765,552

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,521	$35,866
Accrued expenses	37,055	39,763
Accrued payroll and benefits	13,741	17,963
Lease liabilities	5,285	10,563
Deferred revenue	—	866
Other liabilities	573	435
Total current liabilities	65,175	105,456
Long-term liabilities:
Lease liabilities, net of current portion	113,632	104,608
Liability related to the sale of future royalties	280,938	268,326
Total long-term liabilities	394,570	372,934
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 124,133 and 107,312 shares	217	200
Additional paid-in capital	1,768,866	1,300,395
Accumulated other comprehensive loss	(1,095)	(3,222)
Accumulated deficit	(1,284,194)	(1,026,030)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	483,794	271,343
Noncontrolling interest	11,611	15,819
Total noncontrolling interest and stockholders’ equity	495,405	287,162
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$955,150	$765,552
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$—	$146,267	$3,551	$208,813
Operating expenses:
Research and development	101,122	74,881	217,613	158,576
General and administrative	25,069	23,221	48,674	44,206
Total operating expenses	126,191	98,102	266,287	202,782
Operating (loss) income	(126,191)	48,165	(262,736)	6,031

Other income (expense):
Interest income	6,250	4,560	9,052	7,242
Interest expense	(7,244)	(5,057)	(12,611)	(7,906)
Other, net	189	8	610	515
Total other expense	(805)	(489)	(2,949)	(149)

(Loss) income before income tax (benefit) expense and noncontrolling interest	(126,996)	47,676	(265,685)	5,882
Income tax (benefit) expense	—	—	(3,313)	17
Net (loss) income including noncontrolling interest	(126,996)	47,676	$(262,372)	$5,865
Net loss attributable to noncontrolling interest, net of tax	(1,696)	(999)	(4,208)	(1,485)
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(125,300)	$48,675	$(258,164)	$7,350

Net (loss) income per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.02)	$0.46	$(2.24)	$0.07
Diluted	$(1.02)	$0.45	$(2.24)	$0.07
Weighted-average shares used in calculating
Basic	123,285	106,757	115,307	106,394
Diluted	123,285	108,143	115,307	107,893

Other comprehensive (loss) income, net of tax:
Change in unrealized losses on available-for-sale securities	216	—	2,125	—
Foreign currency translation adjustments	(56)	(74)	2	(196)
Comprehensive (loss) income	$(126,836)	$47,602	$(260,245)	$5,669
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Change in unrealized losses on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714
Stock-based compensation	—	—	17,750	—	—	—	17,750
Exercise of stock options	120	—	1,512	—	—	—	1,512
Common stock - restricted stock units vesting	723	1	(1)	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	429,265
Foreign currency translation adjustments	—	—	—	(56)	—	—	(56)
Change in unrealized losses on available-for-sale securities	—	—	—	216	—	—	216
Net loss	—	—	—	—	(125,300)	(1,696)	(126,996)
Balance at March 31, 2024	124,133	$217	$1,768,866	$(1,095)	$(1,284,194)	$11,611	$495,405

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	19,390	—	—	—	19,390
Exercise of stock options	82	—	576	—	—	—	576
Common stock - restricted stock units vesting	98	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	(41,325)	(486)	(41,811)
Balance at December 31, 2022	106,140	$199	$1,239,178	$(258)	$(862,080)	$19,333	$396,372
Stock-based compensation	—	—	20,612	—	—	—	20,612
Exercise of stock options	64	—	520	—	—	—	520
Common stock - restricted stock units vesting	665	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(74)	—	—	(74)
Net income	—	—	—	—	48,675	(999)	47,676
Balance at March 31, 2023	106,869	$199	$1,260,310	$(332)	$(813,405)	$18,334	$465,106
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(262,372)	$5,865
Adjustments to reconcile net loss to net cash flow from operating activities
Stock-based compensation	37,444	40,002
Depreciation and amortization	8,788	5,358
Amortization (accretion) of note premiums/discounts	896	(82)
Realized gain on investments	(80)	—
Non-cash interest expense on liability related to the sale of future royalties	12,612	7,906
Changes in operating assets and liabilities:
Accounts receivable	—	(68,024)
Prepaid expenses and other current assets	(2,643)	20,309
Accounts payable	(8,402)	6,688
Accrued expenses	(11)	(27,279)
Deferred revenue	(866)	(99,135)
Operating lease, net	4,417	1,205
Net cash used in operating activities	(210,217)	(107,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(102,731)	(66,225)
Purchases of investments	(309,982)	(192,528)
Proceeds from sales and maturities of investments	208,615	141,994
Net cash used in investing activities	(204,098)	(116,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	1,779	1,096
Proceeds from the issuance of common stock, net of offering costs	429,265	—
Proceeds from the sale of future royalties	—	250,000
Net cash provided by financing activities	431,044	251,096

Net increase in cash, cash equivalents and restricted cash	16,729	27,150

Effect of exchange rate on cash, cash equivalents and restricted cash	84	(196)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	110,891	108,005
END OF PERIOD	$127,704	$134,959

Supplementary disclosure of cash flows:
Income taxes paid	$(3,014)	$—

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accrued expenses	$7,265	$12,831
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran (ARO-APOC3)	Phase 3	Arrowhead
	zodasiran (ARO-ANG3)	Phase 2b	Arrowhead
	olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	fazirsiran	Phase 3	Takeda and Arrowhead
	JNJ-3989	Phase 2	GSK
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
Muscle	ARO-DUX4	Phase 1/2a	Arrowhead
	ARO-DM1	Phase 1/2a	Arrowhead
Central Nervous System (CNS)	Various	Pre-Clinical	Arrowhead
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
Thus far in fiscal 2024, the Company has continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•Completed enrollment in Amgen’s Phase 3 OCEAN(a) - outcome trial of olpasiran, triggering a $50.0 million milestone payment to the Company, which was paid in the third quarter of fiscal 2024;
•Presented final data from the double-blind treatment period of the Company’s Phase 2 SHASTA-2 study of investigational plozasiran in patients with severe Hypertriglyceridemia. Results from the SHASTA-2 study showed dramatic, consistent, and sustained reductions in Apolipoprotein C-III (APOC3) and triglycerides and improvement in multiple atherogenic lipoprotein levels;
•Announced an Expanded Access Program (EAP) to make investigational plozasiran available outside of a clinical trial for qualifying patients with familial chylomicronemia syndrome (FCS);
•Initiated a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy;
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for more complete descriptions and discussions. Operating results and cash flows for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
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
As of March 31, 2024, the Company had $127.7 million in cash, cash equivalents and restricted cash ($2.2 million in restricted cash) and $395.4 million in available-for-sale securities to fund operations. During the six months ended March 31, 2024, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $119.5 million which was primarily due to the net proceeds of $429.3 million from the underwritten offering in January 2024 discussed below, offset by ongoing expenses related to the Company’s research and development programs, general and administrative expenses and capital expenditures.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at a price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses.
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
Uncertainty in Income Taxes
The Company recorded an income tax benefit of $3.3 million and $0 for the six months ended March 31, 2024 and 2023, respectively. The income tax benefit is primarily due to the discrete change in the Company’s uncertain tax positions related to the statute of limitation expiration.

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
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
GSK	$—	$30,000	$2,685	$29,323
Horizon	—	—	—	21,667
Takeda	—	116,156	866	132,468
Janssen	—	111	—	355
Amgen	—	—	—	25,000
Total	$—	$146,267	$3,551	$208,813
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	March 31, 2024	September 30, 2023
	(in thousands)
Receivables included in accounts receivable	$—	$—
Contract liabilities included in deferred revenue	$—	$866
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
There were no contract assets and liabilities recorded as of March 31, 2024.

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
The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda license agreement. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of March 31, 2024.
The Company has recorded $13.8 million as accrued expenses as of March 31, 2024 that was primarily driven by co-development and co-commercialization activities.
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
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received additional an $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of March 31, 2024.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into the Royalty Pharma Agreement. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $535.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 11.
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
The Company also performs manufacturing and development work pursuant to a Clinical Supply Agreement between the parties contemplated by the Visirna License Agreement. The Company received $0.1 million and $0.9 million as consideration for this manufacturing and development work for the six months ended March 31, 2024 and 2023, respectively. There were no contract assets and liabilities recorded as of March 31, 2024.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	March 31, 2024	September 30, 2023
	(in thousands)
Land	$2,996	$2,996
Building	75,262	—
Research equipment	62,926	56,509
Furniture	4,150	1,540
Computers and software	923	700
Leasehold improvements	104,723	103,813
Construction in progress	158,243	166,655
	409,223	332,213
Less: Accumulated depreciation and amortization	(49,971)	(41,951)
Property, plant and equipment, net	$359,252	$290,262
Depreciation and amortization expense for property, plant and equipment for the three months ended March 31, 2024 and 2023 was $4.1 million and $2.2 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended March 31, 2024 and 2023 was $7.9 million and $4.5 million, respectively.
During the first quarter of fiscal 2024, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $75.3 million from construction in progress to building as of March 31, 2024. Further, the Company commenced depreciation on the newly completed facility over a 39-year period.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2024	September 30, 2023
	(in thousands)
Accrued R&D expenses	$14,443	$16,125
Accrued R&D expenses; co-development	13,751	5,895
Accrued capital expenditures	7,265	14,044
Other	1,596	3,699
Total accrued expense	$37,055	$39,763

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of March 31, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$396,249	$11	$(850)	$395,410
Total current investments	$396,249	$11	$(850)	$395,410

	As of September 30, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$295,699	$3	$(2,967)	$292,735
Total current investments	$295,699	$3	$(2,967)	$292,735

The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of March 31, 2024 and 2023.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of March 31, 2024
Patents	$21,728	$14,097	$—	$7,631	14
License	3,129	1,348	—	1,781	21
Total intangible assets, net	$24,857	$15,445	$—	$9,412

As of September 30, 2023
Patents	$21,728	$13,321	$—	$8,407	14
License	3,129	1,274	—	1,855	21
Total intangible assets, net	$24,857	$14,595	$—	$10,262

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the six months ended March 31, 2024 and 2023.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for each of the three months ended March 31, 2024 and 2023, and $0.9 million for each of six months ended March 31, 2024 and 2023. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2024:

Amortization Expense
Year Ending September 30,	(in thousands)
2024 (remainder)	$850
2025	1,700
2026	1,700
2027	1,700
2028	1,700
Thereafter	1,762
Total	$9,412

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of March 31, 2024
Common stock	$0.001	290,000	124,133	124,133
Preferred stock	$0.001	5,000	—	—

As of September 30, 2023
Common stock	$0.001	290,000	107,312	107,312
Preferred stock	$0.001	5,000	—	—
As of March 31, 2024 and September 30, 2023, respectively, 11,723,683 and 12,709,837 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2004 Equity Incentive Plan, 2013 Incentive Plan, 2021 Incentive Plan, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at an offering price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of March 31, 2024, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2024.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, which is being developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s manufacturing process development and analytical activities. During the first quarter of fiscal 2024, the Company completed the build out of one of its laboratory and office facilities.
As of March 31, 2024, the Company has incurred $247.0 million and intends to spend an additional $37.0 million to $51.0 million to complete the build out of the facilities.
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
The lease agreement grants the Company the right to receive an Additional Tenant Improvement Allowance (“ATIA”) funded by the lessor, with a maximum amount of $7.2 million, subject to a 7% interest per annum over the base term. Further, on September 25, 2023, the Company executed the first amendment to the lease, which grants a second ATIA with a maximum amount of $23.6 million, bearing interest at a rate of 9% per annum over the base term. The Company received $30.8 million ATIA from the lessor during the first quarter of fiscal 2024. As a result, the Company remeasured its lease liability and right-of-use assets to reflect these additional allowances and the related increased lease payments. The Company has further concluded that these ATIAs have no effects on the classification of the lease.
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
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2024	September 30, 2023
		(in thousands)

Operating lease assets	Right-of-use assets	$44,626	$45,297

Current operating lease liabilities	Lease liabilities	5,285	10,563
Non-current operating lease liabilities	Lease liabilities, net of current portion	113,632	104,608

		Three Months Ended March 31,		Six Months Ended March 31,
Lease Cost	Classification	2024	2023	2024	2023
		(in thousands)

Operating lease cost	Research and development	$2,572	$2,343	$5,566	$4,412
	General and administrative expense	491	500	967	1,033

Variable lease cost (1)	Research and development	836	160	1,615	370
	General and administrative expense	—	—	—	—

Total		$3,899	$3,003	$8,148	$5,815
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the first half of fiscal 2024. There was $0.4 million and $0.7 million short-term lease cost during the three and six months ended March 31, 2023, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2024:

Year	Amounts
(in thousands)
2024 (remainder of fiscal year)	$6,997
2025	15,356
2026	15,696
2027	14,869
2028	13,511
2029 and thereafter	128,356
Total	$194,785
Less imputed interest	$(75,868)
Total operating lease liabilities (includes current portion)	$118,917

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$8,918	$3,099	$17,929
Right-of-use assets obtained in exchanged for amended operating lease liabilities	$—	$—	$64	$22,582
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,046	$1,098	$4,016	$2,196

			March 31,
			2024	2023
Weighted-average remaining lease term (in years)			13.0	6.6
Weighted-average discount rate			8.0%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation. Under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2013 Incentive Plan (the “2013 Plan”), 0 and 2,967,887 shares, respectively, of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of March 31, 2024.
On March 18, 2021, the Company’s Board of Directors approved the Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan (the “2021 Plan”), which authorized 8,000,000 shares (subject to certain adjustments) available for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of March 31, 2024, the total number of shares available for issuance was 4,553,827 shares, which includes 158,678 and 134,389 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 3,689,089 shares have been granted under the 2021 Plan.
In addition, there were 688,165 shares reserved for options and 637,563 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of March 31, 2024
	2004 Plan	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	—	1,358,377	32,151	688,165	2,078,693
Restricted stock units	—	1,609,510	2,844,090	637,563	5,091,163
Total	—	2,967,887	2,876,241	1,325,728	7,169,856
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Research and development	$7,097	$8,745	$15,413	$17,147
General and administrative	9,491	11,868	18,860	22,855
Total	$16,588	$20,613	$34,273	$40,002
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	2,263,477	$22.68
Granted	—	—
Cancelled or expired	(30,437)	61.11
Exercised	(154,347)	11.53
Outstanding at March 31, 2024	2,078,693	$23.04	4.0 years	$26,788,979
Exercisable at March 31, 2024	2,054,866	$22.72	3.9 years	$26,788,746
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2024 and 2023 was $2.5 million and $1.4 million, respectively. The total intrinsic value of the options exercised during the six months ended March 31, 2024 and 2023 was $3.1 million and $3.6 million, respectively
Stock-based compensation expense related to stock options outstanding for the three months ended March 31, 2024 and 2023, was $0.6 million and $2.2 million, respectively. Stock-based compensation expense related to stock options outstanding for the six months ended March 31, 2024 and 2023, was $2.1 million and $4.6 million, respectively.
As of March 31, 2024, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $0.8 million will be recognized in the Company’s results of operations over a weighted average period of 4 months.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No options were granted during the six months ended March 31, 2024 and 2023.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three and six months ended March 31, 2024, stock-based compensation expense related to the Visirna ESOP was $1.2 million and $3.2 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2023	4,241,640	$58.43
Granted	1,838,025	30.75
Vested	(876,352)	53.60
Forfeited	(112,150)	44.16
Outstanding at March 31, 2024	5,091,163	$49.58
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended March 31, 2024 and 2023, the Company recorded $16.0 million and $18.4 million of expense related to RSUs, respectively. For the six months ended March 31, 2024 and 2023, the Company recorded $32.2 million and $35.4 million of expense related to RSUs, respectively. As of March 31, 2024, there was $112.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At March 31, 2024 and September 30, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. Treasuries	$4,963	$—	$—	$4,963
U.S. government bonds	—	48,637	—	48,637
Municipal securities	—	3,949	—	3,949
Commercial notes	—	120,710	—	120,710
Corporate debt securities	—	217,151	—	217,151
Total available-for-sale securities	4,963	390,447	—	395,410
Cash equivalents
Money market instruments	77,080	—	—	77,080
U.S. Treasuries	4,993	—	—	4,993
Commercial notes	—	4,997	—	4,997
Total cash equivalents	82,073	4,997	—	87,070
Total financial assets	$87,036	$395,444	$—	$482,480

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government bonds	$31,553	$—	$—	$31,553
Municipal securities	—	7,093	—	7,093
Commercial notes	—	22,205	—	22,205
Corporate debt securities	—	231,884	—	231,884
Total available-for-sale securities	31,553	261,182	—	292,735
Cash equivalents
Money market instruments	347	—	—	347
Total cash equivalents	347	—	—	347
Total financial assets	$31,900	$261,182	$—	$293,082

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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of March 31, 2024, the estimated effective interest rate was 9.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

Carrying Amount
(in thousands)
Carrying value as of September 30, 2023	$268,326
Non-cash interest expense recognized	12,612
Carrying value as of March 31, 2024	$280,938
NOTE 12. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(125,300)	$48,675	$(258,164)	$7,350

Denominator:
Weighted-average basic shares outstanding	123,285	106,757	115,307	106,394
Effect of dilutive securities	—	1,386	—	1,499
Weighted-average diluted shares outstanding	123,285	108,143	115,307	107,893

Basic net (loss) gain per share	$(1.02)	$0.46	$(2.24)	$0.07
Diluted net (loss) gain per share	$(1.02)	$0.45	$(2.24)	$0.07
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Options	595	767	657	779
Restricted stock units	3,411	3,583	3,931	3,290
Total	4,006	4,350	4,588	4,069

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
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen);
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
The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through Good Laboratory Practice (GLP) toxicology studies at outside laboratories. Drug materials for such studies and clinical trials are either manufactured internally or contracted to third-party manufacturers. The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up. These outside costs, including toxicology/efficacy testing and manufacturing costs, as well as the preparation for and administration of clinical trials, are referred to as “candidate costs.” As clinical candidates progress through clinical development, candidate costs will increase.
The First Half of Fiscal 2024 Business Highlights
Key recent developments through fiscal 2024 included the following:
•Completed enrollment in Amgen’s Phase 3 OCEAN(a) - outcome trial of olpasiran, triggering a $50.0 million milestone payment to the Company, which was paid in the third quarter of fiscal 2024;
•Presented final data from the double-blind treatment period of the Company’s Phase 2 SHASTA-2 study of investigational plozasiran in patients with severe Hypertriglyceridemic. Results from the SHASTA-2 study showed dramatic, consistent, and sustained reductions in Apolipoprotein C-III (APOC3) and triglycerides and improvement in multiple atherogenic lipoprotein levels;
•Announced an Expanded Access Program (EAP) to make investigational plozasiran available outside of a clinical trial for qualifying patients with familial chylomicronemia syndrome (FCS);
•Initiated a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease;
•Entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at a price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses; and
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize JNJ-3989 (formerly ARO-HBV). JNJ-3989 had previously been licensed to Janssen Pharmaceuticals, Inc. See Note 2 - Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
Net loss attributable to the Company was $125.3 million for the three months ended March 31, 2024 as compared to net income attributable to the Company of $48.7 million for the three months ended March 31, 2023. Net loss attributable to the Company was $258.2 million for the six months ended March 31, 2024 as compared to net income attributable to the Company of $7.4 million for the six months ended March 31, 2023. Net loss per share – diluted was $1.02 for the three months ended March 31, 2024 as compared to net income per share – diluted of $0.45 for the three months ended March 31, 2023. Net loss per share – diluted was $2.24 for the six months ended March 31, 2024 as compared to net income per share – diluted of $0.07 for the six months ended March 31, 2023.
The changes in net loss attributable to the Company for the three and six months ended March 31, 2024 were mainly due to a decrease in revenue from the Company’s license and collaboration agreements, in conjunction with increased research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $127.7 million of cash, cash equivalents and restricted cash, $395.4 million in available-for-sale securities, and $955.2 million of total assets as of March 31, 2024, as compared to $110.9 million of cash, cash equivalents and restricted cash, $292.7 million in available-for-sale securities and $765.6 million of total assets as of September 30, 2023. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenue	$—	$146,267	$3,551	$208,813
Operating (loss) income	$(126,191)	$48,165	$(262,736)	$6,031
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(125,300)	$48,675	$(258,164)	$7,350
Net (loss) income per share-diluted	$(1.02)	$0.45	$(2.24)	$0.07
Revenue
Total revenue for the three months ended March 31, 2024 decreased by $146.3 million or 100.0% from the same period of 2023. Total revenue for the six months ended March 31, 2024 decreased by $205.3 million, or 98.3% from the same period of 2023. The changes were primarily driven by decreased revenue recognition associated with the Company’s license and collaboration agreements during the first half of fiscal 2024. The revenue for the six months ended March 31, 2024 was mainly driven by the revenue recognition associated with Takeda and GSK, as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda license agreement. As such, all revenue has been fully recognized as of December 31, 2023.
During the six months ended March 31, 2023, the Company recorded $132.5 million revenue, including $40.0 million milestone payment by dosing the first patient in the Phase 3 REDWOOD clinical study of fazirsiran.
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
During the six months ended March 31, 2023, the Company recorded a $30.0 million milestone payment by dosing the first patient in a Phase 2b trial under GSK License Agreement.
Horizon/Amgen: During the six months ended March 31, 2023, the Company recorded $6.7 million revenue of the total $40.0 million upfront payment received in July 2021, which was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. Further, Amgen enrolled the first subject in its Phase 3 trial of olpasiran, which triggered a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. On October 6, 2023, Amgen, Inc. completed its acquisition of Horizon and subsequently notified the Company of Amgen’s intent to terminate the HZN-457 license. Horizon exercised its right to terminate the Horizon License Agreement for convenience, which took effect on December 21, 2023.
Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and six months ended March 31, 2024 and 2023 are shown in the tables below.
Research and Development (R&D) Expenses
R&D expenses are related to the Company’s research and development discovery efforts and related candidate costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company does not separately track R&D expenses by individual research and development project, or by individual drug candidate. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities.
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2024	% of Expense Category	Three Months Ended March 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$33,905	34%	$26,586	36%	$7,319	28%
R&D discovery costs	24,786	24%	17,431	23%	7,355	42%
Salaries	24,921	25%	16,404	22%	8,517	52%
Facilities related	5,923	6%	3,450	4%	2,473	72%
Total research and development expense, excluding non-cash expense	$89,535	89%	$63,871	85%	$25,664	40%
Stock compensation	7,487	7%	8,745	12%	(1,258)	(14)%
Depreciation and amortization	4,100	4%	2,265	3%	1,835	81%
Total research and development expense	$101,122	100%	$74,881	100%	$26,241	35%

(in thousands)	Six Months Ended March 31, 2024	% of Expense Category	Six Months Ended March 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$79,179	36%	$68,870	43%	$10,309	15%
R&D discovery costs	54,008	25%	30,124	19%	23,884	79%
Salaries	47,516	22%	31,093	20%	16,423	53%
Facilities related	12,465	6%	6,791	4%	5,674	84%
Total research and development expense, excluding non-cash expense	$193,168	89%	$136,878	86%	$56,290	41%
Stock compensation	16,494	7%	17,147	11%	(653)	(4)%
Depreciation/amortization	7,951	4%	4,551	3%	3,400	75%
Total research and development expense	$217,613	100%	$158,576	100%	$59,037	37%
Candidate costs increased $7.3 million, or 28%, for the three months ended March 31, 2024 and $10.3 million, or 15%, for the six months ended March 31, 2024 compared to the same period of 2023. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs increased $7.4 million, or 42%, for the three months ended March 31, 2024 and $23.9 million, or 79%, for the six months ended March 31, 2024 compared to the same period of 2023. This increase was primarily driven by the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types, particularly due to an increase in labor along with rising costs associated with CNS studies and lab supplies.
Salaries and stock compensation expense consist of salary, bonuses, payroll taxes, related benefits and stock compensation for the Company’s R&D personnel. The increase in salaries for the three and six months ended March 31, 2024 was primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases. Stock compensation expense was based upon the valuation of stock options and restricted stock units granted to employees and directors. The decrease in stock compensation expense for the three and six months ended March 31, 2024 was primarily due to the cancelled awards upon the departure of employees.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $2.5 million, or 72%, for the three months ended March 31, 2024 and $5.7 million, or 84%, for the six months ended March 31, 2024 compared to the same period of 2023. This increase was mainly due to the ATIAs on the lease in San Diego, California. See Note 8 — Leases of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
Depreciation and amortization expense, a non-cash expense, increased $1.8 million, or 81% for the three months ended March 31, 2024 and $3.4 million, or 75%, for the six months ended March 31, 2024, compared to the same period of 2023. The increase was primarily attributed to higher leasehold improvements, due to completion of the development of the San Diego facility. Additionally, as of December 31, 2023, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, and commenced depreciation.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of the Company’s general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2024	% of Expense Category	Three Months Ended March 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$7,088	28%	$5,005	22%	$2,083	42%
Professional, outside services, and other	6,278	25%	4,923	21%	1,355	28%
Facilities related	1,015	4%	1,020	4%	(5)	—%
Total general & administrative expense, excluding non-cash expenses	$14,381	57%	$10,948	47%	$3,433	31%
Stock compensation	10,263	41%	11,868	51%	(1,605)	(14)%
Depreciation and amortization	425	2%	405	2%	20	5%
Total general & administrative expenses	$25,069	100%	$23,221	100%	$1,848	8%

(in thousands)	Six Months Ended March 31, 2024	% of Expense Category	Six Months Ended March 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$13,347	27%	$9,212	21%	$4,135	45%
Professional, outside services, and other	11,500	24%	9,306	21%	2,194	24%
Facilities related	2,040	4%	2,025	4%	15	1%
Total general & administrative expense, excluding non-cash expenses	$26,887	55%	$20,543	46%	$6,344	31%
Stock compensation	20,950	43%	22,855	52%	(1,905)	(8)%
Depreciation and amortization	837	2%	808	2%	29	4%
Total general & administrative expenses	$48,674	100%	$44,206	100%	$4,468	10%
Salaries expense increased $2.1 million, or 42%, for the three months ended March 31, 2024 and $4.1 million, or 45%, for the six months ended March 31, 2024 compared to the same period of 2023. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, and communication and technology expenses. This expense increased $1.4 million, or 28%, for the three months ended March 31, 2024 and $2.2 million, or 24%, for the six months ended March 31, 2024 compared to the same period of 2023. The increase was mainly due to legal services associated with new patent applications and intellectual property matters, as well as other professional services.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, was based upon the valuation of stock options and restricted stock units granted to employees. This expense decreased $1.6 million, or 14%, for the three months ended March 31, 2024 and $1.9 million, or 8%, for the six months ended March 31, 2024 compared to the same period of 2023. The decrease was mainly due to the decreased compensation costs related to performance awards.
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
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense increased $0.3 million and $2.8 million for the three and six months ended March 31, 2024, respectively, compared to the same periods of 2023. The increase was primarily due to the non-cash interest expense on the liability related to the sale of future royalties, partially offset by higher yields on investments due to increased interest rates.
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
The Company’s cash, cash equivalents and restricted cash increased to $127.7 million at March 31, 2024 compared to $110.9 million at September 30, 2023. Cash invested in available-for-sale securities was $395.4 million at March 31, 2024 compared to $292.7 million at September 30, 2023.
On December 2, 2022, the Company entered into the Open Market Sale Agreement, pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of March 31, 2024, no shares have been issued under the Open Market Sale Agreement.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at an offering price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses.
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months.

The following table presents a summary of cash flows:

	Six Months Ended March 31,
	2024	2023
	(in thousands)
Cash Flow from:
Operating activities	$(210,217)	$(107,187)
Investing activities	(204,098)	(116,759)
Financing activities	431,044	251,096
Net increase in cash, cash equivalents and restricted cash	$16,729	$27,150

Cash, cash equivalents and restricted cash at end of period	$127,704	$134,959
During the six months ended March 31, 2024, cash flow used in operating activities was $210.2 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities amounted to $204.1 million, which was primarily attributable to capital expenditures of $102.7 million and investment purchases of $310.0 million, offset by proceeds from sales and maturities of investments of $208.6 million. Cash provided by financing activities of $431.0 million was primarily related to cash received from the issuance of common stock as well as stock option exercises (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”).
During the six months ended March 31, 2023, cash flows used by operating activities was $107.2 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of $40.0 million from Amgen and Horizon. Cash used in investing activities was $116.8 million, which was primarily related to capital expenditures, $66.2 million of construction in progress and investment purchases of $192.5 million, offset by proceeds from sales and maturities of investments of $142.0 million. Cash provided by financing activities of $251.1 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises. See Note 11 – Liability Related to the Sale of Future Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”

Contractual Obligations

There has been no material change in the Company’s contractual obligations from that described in Item 7 of its Annual Report on Form 10-K for the year ended September 2023.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
(c) Trading Plans
During the quarter ended March 31, 2024, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To- Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)
James Hamilton	Chief Discovery and Translational Medicine	3/26/2024	1/6/2025	1/17/2025	60,000	n/a
Ken Myszkowski	Chief Financial Officer	3/12/2024	6/11/2024	2/28/2025	n/a	115,000
Ken Myszkowski	Chief Financial Officer	3/28/2024	1/6/2025	1/17/2025	15,000	n/a
Ken Myszkowski	Chief Financial Officer	3/28/2024	1/6/2025	1/17/2025	15,000	n/a
Ken Myszkowski	Chief Financial Officer	3/28/2024	1/6/2025	1/17/2025	15,000	n/a
Ken Myszkowski	Chief Financial Officer	3/28/2024	1/6/2025	1/17/2025	18,750	n/a
Patrick O'Brien	Chief Operating Officer and General Counsel	3/21/2024	1/6/2025	1/17/2025	67,500	n/a
William Waddill	Board Member	3/27/2024	12/16/2024	12/31/2024	n/a	7,495
(1) This column indicates the total number of shares vesting in connection with equity awards, not the number of shares to be sold. The actual number of shares to be sold will be a smaller number based on whatever is required to satisfy payment of applicable withholding taxes under sell-to-cover arrangements.

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

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023(incorporated by reference from Exhibit 3.3 of the Company’s Form 10-Q filed on May 2, 2023)

10.1*	Arrowhead Pharmaceuticals, Inc. Inducement Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: May 9, 2024

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)