Form 10-Q
period 2024-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2024-08-08
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 1, 2024 was 124,315,274.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$69,399	$110,891
Available-for-sale securities, at fair value	367,272	292,735
Prepaid expenses	9,207	8,813
Other current assets	4,184	4,033
Total current assets	450,062	416,472
Property, plant and equipment, net	375,911	290,262
Intangible assets, net	8,987	10,262
Right-of-use assets	44,339	45,297
Other assets	4,460	3,259
Total Assets	$883,759	$765,552
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,550	$35,866
Accrued expenses	47,899	39,763
Accrued payroll and benefits	15,795	17,963
Lease liabilities	6,053	10,563
Deferred revenue	—	866
Other liabilities	417	435
Total current liabilities	96,714	105,456
Long-term liabilities:
Lease liabilities, net of current portion	112,040	104,608
Liability related to the sale of future royalties	336,031	268,326
Total long-term liabilities	448,071	372,934
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 124,227 and 107,312 shares	217	200
Additional paid-in capital	1,786,304	1,300,395
Accumulated other comprehensive loss	(987)	(3,222)
Accumulated deficit	(1,454,987)	(1,026,030)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	330,547	271,343
Noncontrolling interest	8,427	15,819
Total noncontrolling interest and stockholders’ equity	338,974	287,162
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$883,759	$765,552
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$15,825	$3,551	$224,638
Operating expenses:
Research and development	152,431	94,757	370,044	253,333
General and administrative	23,710	23,771	72,384	67,977
Total operating expenses	176,141	118,528	442,428	321,310
Operating loss	(176,141)	(102,703)	(438,877)	(96,672)

Other income (expense):
Interest income	6,498	4,172	15,550	11,414
Interest expense	(5,094)	(5,158)	(17,705)	(13,064)
Other, net	760	306	1,370	821
Total other income (expense)	2,164	(680)	(785)	(829)

Loss before income tax expense (benefit) and noncontrolling interest	(173,977)	(103,383)	(439,662)	(97,501)
Income tax expense (benefit)	—	742	(3,313)	759
Net loss including noncontrolling interest	(173,977)	(104,125)	$(436,349)	$(98,260)
Net loss attributable to noncontrolling interest, net of tax	(3,184)	(1,179)	(7,392)	(2,664)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(170,793)	$(102,946)	$(428,957)	$(95,596)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.38)	$(0.96)	$(3.63)	$(0.90)
Diluted	$(1.38)	$(0.96)	$(3.63)	$(0.90)
Weighted-average shares used in calculating
Basic	124,199	107,004	118,260	106,597
Diluted	124,199	107,004	118,260	106,597

Other comprehensive loss, net of tax:
Change in unrealized losses on available-for-sale securities	249	—	2,374	—
Foreign currency translation adjustments	(141)	(79)	(139)	(275)
Comprehensive loss	$(173,869)	$(104,204)	$(434,114)	$(98,535)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Change in unrealized losses on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714
Stock-based compensation	—	—	17,750	—	—	—	17,750
Exercise of stock options	120	—	1,512	—	—	—	1,512
Common stock - restricted stock units vesting	723	1	(1)	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	429,265
Foreign currency translation adjustments	—	—	—	(56)	—	—	(56)
Change in unrealized losses on available-for-sale securities	—	—	—	216	—	—	216
Net loss	—	—	—	—	(125,300)	(1,696)	(126,996)
Balance at March 31, 2024	124,133	$217	$1,768,866	$(1,095)	$(1,284,194)	$11,611	$495,405
Stock-based compensation	—	—	17,050	—	—	—	17,050
Exercise of stock options	43	—	388	—	—	—	388
Common stock - restricted stock units vesting	51	—	—	—	—	—	—
Foreign currency translation adjustments	—	—		(141)	—	—	(141)
Change in unrealized losses on available-for-sale securities	—	—	—	249	—	—	249
Net loss	—	—	—	—	(170,793)	(3,184)	(173,977)
Balance at June 30, 2024	124,227	$217	$1,786,304	$(987)	$(1,454,987)	$8,427	$338,974

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	19,390	—	—	—	19,390
Exercise of stock options	82	—	576	—	—	—	576
Common stock - restricted stock units vesting	98	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	(41,325)	(486)	(41,811)
Balance at December 31, 2022	106,140	$199	$1,239,178	$(258)	$(862,080)	$19,333	$396,372
Stock-based compensation	—	—	20,612	—	—	—	20,612
Exercise of stock options	64	—	520	—	—	—	520
Common stock - restricted stock units vesting	665	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(74)	—	—	(74)
Net income	—	—	—	—	48,675	(999)	47,676
Balance at March 31, 2023	106,869	$199	$1,260,310	$(332)	$(813,405)	$18,334	$465,106
Stock-based compensation	—	—	19,947	—	—	—	19,947
Exercise of stock options	198	—	1,136	—	—	—	1,136
Common stock - restricted stock units vesting	35	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(79)	—	—	(79)
Net loss	—	—	—	—	(102,946)	(1,179)	(104,125)
Balance at June 30, 2023	107,102	$199	$1,281,393	$(411)	$(916,351)	$17,155	$381,985
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436,349)	$(98,260)
Adjustments to reconcile net loss to net cash flow from operating activities
Stock-based compensation	54,494	59,949
Depreciation and amortization	13,570	8,634
Amortization (accretion) of note premiums/discounts	7,886	(1,030)
Realized gain on investments	(80)	—
Non-cash interest expense on liability related to the sale of future royalties	17,705	13,064
Changes in operating assets and liabilities:
Accounts receivable	—	164
Prepaid expenses and other assets	(1,746)	27,913
Accounts payable	2,785	5,001
Accrued expenses	13,086	(32,082)
Deferred revenue	(866)	(113,144)
Operating lease, net	3,880	1,827
Net cash used in operating activities	(325,635)	(127,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(117,180)	(112,830)
Purchases of investments	(428,611)	(233,984)
Proceeds from sales and maturities of investments	348,642	220,150
Net cash used in investing activities	(197,149)	(126,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	2,166	2,232
Proceeds from the issuance of common stock, net of offering costs	429,265	—
Proceeds from the sale of future royalties	50,000	250,000
Net cash provided by financing activities	481,431	252,232

Net decrease in cash, cash equivalents and restricted cash	(41,353)	(2,396)

Effect of exchange rate on cash, cash equivalents and restricted cash	(139)	(275)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	110,891	108,005
END OF PERIOD	$69,399	$105,334

Supplementary disclosure of cash flows:
Income taxes paid	$(3,062)	$—

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$6,909	$15,624
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran (ARO-APOC3)	Phase 3	Arrowhead
	zodasiran (ARO-ANG3)	Phase 2b	Arrowhead
	olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989)	Phase 2	GSK
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
Muscle	ARO-DUX4	Phase 1/2a	Arrowhead
	ARO-DM1	Phase 1/2a	Arrowhead
Central Nervous System (CNS)	Various	Pre-Clinical	Arrowhead
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
Thus far in fiscal 2024, the Company has continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•Announced plans to advance investigational plozasiran into a Phase 3 cardiovascular outcomes trial called CAPITAN, which is designed to enroll patients with mixed hyperlipidemia and residual risk of atherosclerotic cardiovascular disease;
•Announced successful top-line results from the pivotal Phase 3 PALISADE study of investigational plozasiran in patients with familial chylomicronemia syndrome (FCS). The Company highlighted recent data for its cardiometabolic pipeline at its June 25, 2024, Cardiometabolic event;
•Presented preclinical data on ARO-INHBE for the treatment of obesity and metabolic diseases at the American Diabetes Association 84th Scientific Sessions. INHBE small interfering RNA (siRNA) administration resulted in multiple promising findings including: (1) 95% reduction in INHBE mRNA expression, (2) 19% suppression of body weight compared to saline controls, (3) 26% loss of fat mass, and (4) preservation of lean mass;
•Announced results from the Phase 2b double blind, randomized ARCHES-2 study of investigational zodasiran in patients with mixed hyperlipidemia;

•Announced that new interim clinical data on ARO-RAGE achieves high level of gene knockdown in patients with asthma;
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
•Announced an Expanded Access Program (“EAP”) to make investigational plozasiran available outside of a clinical trial for qualifying patients with FCS;
•Initiated a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease;
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen Pharmaceuticals, Inc. See Note 2.
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
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
As of June 30, 2024, the Company had $69.4 million in cash, cash equivalents and restricted cash ($2.2 million in restricted cash) and $367.3 million in available-for-sale securities to fund operations. During the nine months ended June 30, 2024, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $33.0 million which was primarily due to the net proceeds of $429.3 million from the underwritten offering in January 2024 discussed below, offset by ongoing expenses related to the Company’s research and development programs, general and administrative expenses and capital expenditures.
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
In total, the Company is eligible to receive up to $2.7 billion in developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements. The revenue recognition for these collaboration agreements is discussed further in Note 2.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Uncertainty in Income Taxes
The Company recorded an income tax benefit of $3.3 million and expense of $0.8 million for the nine months ended June 30, 2024 and 2023, respectively. The income tax benefit is primarily due to the discrete change in the Company’s uncertain tax positions related to the statute of limitation expiration.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This guidance will become effective for the Company beginning on October 1, 2025. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The guidance requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, the guidance requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GSK	$—	$277	$2,685	$29,600
Horizon	—	1,539	—	23,206
Takeda	—	14,009	866	146,477
Janssen	—	—	—	355
Amgen	—	—	—	25,000
Total	$—	$15,825	$3,551	$224,638
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	June 30, 2024	September 30, 2023
	(in thousands)
Receivables included in accounts receivable	$—	$—
Contract liabilities included in deferred revenue	$—	$866
Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”)
GSK-HSD License Agreement
On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK-HSD License Agreement”). Under the GSK-HSD License Agreement, GSK has received an exclusive license for GSK-4532990 (formerly ARO-HSD). The exclusive license is worldwide with the exception of greater China. GSK is wholly responsible for all clinical development and commercialization of GSK-4532990 in its territory. GSK dosed the first patient in a Phase 2b trial in March 2023 and paid a $30.0 million milestone payment to the Company in the third quarter of fiscal 2023.
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
GSK-HBV Agreement
On December 11, 2023, the Company entered into an Amended and Restated License Agreement with GSK (the “GSK-HBV Agreement”) pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. GSK5637608 had previously been licensed to Janssen in October 2018.
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the amended GSK-HBV Agreement. The Company is eligible to receive up to $832.5 million in development and sales milestone payments under the GSK-HBV Agreement.
There were no contract assets and liabilities recorded as of June 30, 2024.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of June 30, 2024.
The Company recorded $21.3 million as accrued expenses as of June 30, 2024 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On April 7, 2023, Janssen voluntarily terminated its collaboration agreement with the Company and the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795. ARO-PNPLA3 is in Phase 1 clinical trials, which are now being developed by the Company.
Further, on December 11, 2023, the Company entered into the GSK-HBV Agreement, as discussed above, pursuant to which GSK received an exclusive license for daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen in October 2018.
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
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received an additional $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of June 30, 2024.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement with Royalty Pharma (the “Royalty Pharma Agreement”). In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $485.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note

11.
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
The Company also performs manufacturing and development work pursuant to a Clinical Supply Agreement between the parties contemplated by the Visirna License Agreement. The Company received $0.1 million and $0.9 million as consideration for this manufacturing and development work for the nine months ended June 30, 2024 and 2023, respectively. There were no contract assets and liabilities recorded as of June 30, 2024.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	June 30, 2024	September 30, 2023
	(in thousands)
Land	$2,996	$2,996
Building	75,868	—
Research equipment	64,207	56,509
Furniture	5,593	1,540
Computers and software	976	700
Leasehold improvements	104,396	103,813
Construction in progress	175,778	166,655
	429,814	332,213
Less: Accumulated depreciation and amortization	(53,903)	(41,951)
Property, plant and equipment, net	$375,911	$290,262
Depreciation and amortization expense for property, plant and equipment for the three months ended June 30, 2024 and 2023 was $4.4 million and $2.9 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended June 30, 2024 and 2023 was $12.3 million and $7.4 million, respectively.
During the first quarter of fiscal 2024, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $75.9 million from construction in progress to building as of June 30, 2024. Further, the Company commenced depreciation on the newly completed facility over a 39-year period.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2024	September 30, 2023
	(in thousands)
Accrued R&D expenses	$17,911	$16,125
Accrued R&D expenses; co-development	21,280	5,895
Accrued capital expenditures	6,909	14,044
Other	1,799	3,699
Total accrued expenses	$47,899	$39,763

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of June 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$367,862	$8	$(598)	$367,272
Total current investments	$367,862	$8	$(598)	$367,272

	As of September 30, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$295,699	$3	$(2,967)	$292,735
Total current investments	$295,699	$3	$(2,967)	$292,735

The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of June 30, 2024 and 2023.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of June 30, 2024
Patents	$21,728	$14,485	$—	$7,243	14
License	3,129	1,385	—	1,744	21
Total intangible assets, net	$24,857	$15,870	$—	$8,987

As of September 30, 2023
Patents	$21,728	$13,321	$—	$8,407	14
License	3,129	1,274	—	1,855	21
Total intangible assets, net	$24,857	$14,595	$—	$10,262

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the nine months ended June 30, 2024 and 2023.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended June 30, 2024 and 2023, and $1.3 million for the nine months ended June 30, 2024 and 2023. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2024:

Amortization Expense
Year Ending September 30,	(in thousands)
2024 (remainder)	$425
2025	1,700
2026	1,700
2027	1,700
2028	1,700
Thereafter	1,762
Total	$8,987

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of June 30, 2024
Common stock	$0.001	290,000	124,227	124,227
Preferred stock	$0.001	5,000	—	—

As of September 30, 2023
Common stock	$0.001	290,000	107,312	107,312
Preferred stock	$0.001	5,000	—	—
As of June 30, 2024 and September 30, 2023, respectively, 11,608,148 and 12,709,837 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
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
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of June 30, 2024, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2024.
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
As of June 30, 2024, the Company has incurred $266.0 million and intends to spend an additional $18.0 million to $32.0 million to complete the build out of the facilities.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2024.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2024.
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
The Company previously subleased additional research and development space in San Diego, California, which sublease ended during the fiscal year of 2023.
Madison, Wisconsin: The Company leases 115,000 square feet space located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of June 30, 2024.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2024	September 30, 2023
		(in thousands)

Operating lease assets	Right-of-use assets	$44,339	$45,297

Current operating lease liabilities	Lease liabilities	6,053	10,563

Non-current operating lease liabilities	Lease liabilities, net of current portion	112,040	104,608

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
		(in thousands)

Operating lease cost	Research and development	$2,965	$3,323	$8,531	$7,735
	General and administrative expense	537	509	1,504	1,542

Variable lease cost (1)	Research and development	863	257	2,478	627
	General and administrative expense	—	—	—	—

Total		$4,365	$4,089	$12,513	$9,904
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the nine months ended June 30, 2024. There was $0.6 million and $1.2 million short-term lease cost during the three and nine months ended June 30, 2023, respectively.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2024:

Year	Amounts
(in thousands)
2024 (remainder of fiscal year)	$3,793
2025	15,356
2026	15,696
2027	14,869
2028	13,511
2029 and thereafter	128,356
Total	$191,581
Less imputed interest	$(73,488)
Total operating lease liabilities (includes current portion)	$118,093
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$5,414	$3,099	$23,343
Right-of-use assets adjusted in exchange for new/amended operating lease liabilities	$—	$3,519	$(64)	$(19,063)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,204	$1,885	$7,221	$4,081

			June 30,
			2024	2023
Weighted-average remaining lease term (in years)			12.8	13.4
Weighted-average discount rate			8.0%	8.0%

NOTE 9. STOCK-BASED COMPENSATION
Stock Plans
The Company has two plans that provide for equity-based compensation under the 2013 and the 2021 plans. Under the 2013 Incentive Plan (the “2013 Plan”), 2,924,586 shares of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of June 30, 2024.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are reserved for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of June 30, 2024, the total number of shares available for issuance was 4,565,727 shares, which includes 158,928 and 154,139 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 3,697,189 shares have been granted under the 2021 Plan.
In addition, there were 665,020 shares reserved for options and 616,638 shares reserved for restricted stock units issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table presents a summary of awards outstanding:

	As of June 30, 2024
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	1,315,326	32,151	665,020	2,012,497
Restricted stock units	1,609,260	2,804,026	616,638	5,029,924
Total	2,924,586	2,836,177	1,281,658	7,042,421
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Research and development	$6,221	$8,982	$21,634	$26,129
General and administrative	8,490	10,965	27,350	33,820
Total	$14,711	$19,947	$48,984	$59,949
Stock Option Awards
The following table presents a summary of the stock option activity for the nine months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	2,263,477	$22.68
Granted	—	—
Cancelled or expired	(53,582)	36.62
Exercised	(197,398)	10.98
Outstanding at June 30, 2024	2,012,497	$23.22	3.8	$22,486,304
Exercisable at June 30, 2024	2,001,968	$23.05	3.8	$22,486,304
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended June 30, 2024 and 2023 was $0.7 million and $6.5 million, respectively. The total intrinsic value of the options exercised during the nine months ended June 30, 2024 and 2023 was $3.8 million and $10.1 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended June 30, 2024 and 2023, was $0.4 million and $2.1 million, respectively. Stock-based compensation expense related to stock options outstanding for the nine months ended June 30, 2024 and 2023, was $2.5 million and $6.7 million, respectively.
As of June 30, 2024, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $0.4 million will be recognized in the Company’s results of operations over a weighted average period of 3 months.
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
The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

	Nine Months Ended June 30,
	2024(5)	2023
Expected dividend yield(1)	N/A	—
Risk-free interest rate(2)	N/A	3.69%
Expected volatility(3)	N/A	86.4%
Expected term (in years)(4)	N/A	6.25
Weighted average grant date fair value per share of options granted	N/A	$24.80
(1) The dividend yield is zero as the Company currently does not pay a dividend.
(2) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(3) Volatility is estimated based on volatility average of the Company’s common stock price.
(4) The computation of expected term was determined based on safe harbor rules, considering the contractual terms of the awards and vesting schedules.
(5) No options were granted during the nine months ended June 30, 2024.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three and nine months ended June 30, 2024, stock-based compensation expense related to the Visirna ESOP was $2.3 million and $5.5 million, respectively.
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

The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2023	4,241,640	$58.43
Granted	1,876,825	30.67
Vested	(927,766)	53.16
Forfeited	(160,775)	41.75
Outstanding at June 30, 2024	5,029,924	$49.58
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended June 30, 2024 and 2023, the Company recorded $14.3 million and $17.8 million of expense related to RSUs, respectively. For the nine months ended June 30, 2024 and 2023, the Company recorded $46.5 million and $53.2 million of expense related to RSUs, respectively. As of June 30, 2024, there was $96.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At June 30, 2024 and September 30, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government bonds	$—	$80,946	$—	$80,946
Commercial notes	—	114,616	—	114,616
Corporate debt securities	—	171,710	—	171,710
Total available-for-sale securities	—	367,272	—	367,272
Cash equivalents
Money market instruments	29,495	—	—	29,495
Commercial notes	—	4,986	—	4,986
Total cash equivalents	29,495	4,986	—	34,481
Total financial assets	$29,495	$372,258	$—	$401,753

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government bonds	$31,553	$—	$—	$31,553
Municipal securities	—	7,093	—	7,093
Commercial notes	—	22,205	—	22,205
Corporate debt securities	—	231,884	—	231,884
Total available-for-sale securities	31,553	261,182	—	292,735
Cash equivalents
Money market instruments	39,733	—	—	39,733
Total cash equivalents	39,733	—	—	39,733
Total financial assets	$71,286	$261,182	$—	$332,468
NOTE 11. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In November 2022, the Company and Royalty Pharma entered into the Royalty Pharma Agreement, pursuant to which Royalty Pharma agreed to pay up to $410.0 million in cash to the Company in consideration for the Company’s future royalty interest in olpasiran, a siRNA originally developed by the Company and licensed to Amgen in September 2016 under the Olpasiran Agreement.
Pursuant to the Royalty Pharma Agreement, Royalty Pharma paid $250.0 million upfront and agreed to pay up to an additional $160.0 million in aggregate one-time milestone payments due if and when the following milestone events occur: (i) $50.0 million on completion of enrollment in the OCEAN Phase 3 clinical trial for olpasiran, (ii) $50.0 million upon receipt of FDA approval of olpasiran for an approved indication (reduction in the risk of myocardial infarction, urgent coronary revascularization, or coronary heart disease death in adults with established cardiovascular disease and elevated Lp(a)), and (iii) $60.0 million upon Royalty Pharma’s receipt of at least $70.0 million of royalty payments under the Royalty Pharma Agreement in any single calendar year. During the third quarter of fiscal 2024, Amgen completed enrollment of the Phase 3 OCEAN(a) outcomes trial of olpasiran, which triggered a $50.0 million milestone payment that the Company received in the same quarter.
In consideration for the payment of the foregoing amounts under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive any milestone payments potentially payable by Amgen under the Olpasiran Agreement.
The Company has evaluated the terms of the Royalty Pharma Agreement and concluded, in accordance with the relevant accounting guidance, that the Company accounted for the transaction as debt and the funding of $250.0 million and $50.0 million from Royalty Pharma were recorded as liabilities related to the sale of future royalties on its consolidated balance sheets. The Company is not obligated to repay these funds received under the Royalty Pharma Agreement.
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of June 30, 2024, the estimated effective interest rate was 6.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

Carrying Amount
(in thousands)
Carrying value as of September 30, 2023	$268,326
Milestone payment received	50,000
Non-cash interest expense recognized	17,705
Carrying value as of June 30, 2024	$336,031
NOTE 12. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(170,793)	$(102,946)	$(428,957)	$(95,596)

Denominator:
Weighted-average basic shares outstanding	124,199	107,004	118,260	106,597
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares outstanding	124,199	107,004	118,260	106,597

Basic net loss per share	$(1.38)	$(0.96)	$(3.63)	$(0.90)
Diluted net loss per share	$(1.38)	$(0.96)	$(3.63)	$(0.90)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Options	753	637	711	768
Restricted stock units	3,976	2,830	4,060	3,256
Total	4,729	3,467	4,771	4,024
NOTE 13. SUBSEQUENT EVENTS
Financing Agreement
On August 7, 2024 (the “Closing Date”), the Company entered into a financing agreement (the “Financing Agreement”) with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for a senior secured term loan facility of $500.0 million (the “Credit Facility”), which includes $400.0 million funded on the Closing Date with an additional $100.0 million at the Company’s option, subject to mutual agreement between Sixth Street and the Company, during the seven-year term of the agreement. The Credit Facility matures on August 7, 2031 (the “Maturity Date”) and bears interest at an annual rate equal to 15.0%. The Credit Facility does not provide for scheduled amortization payments during the term, and all principal will be due on the Maturity Date. The Company has the right to prepay loans under the Financing Agreement at any time. See Item 5. Other Information of Part II, for more information.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, including any commercialization efforts, our research and development programs, and our “20 in 25” pipeline goal; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
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
•Chronic hepatitis B virus - daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989, out-licensed to GSK);
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
The First Three Quarters of Fiscal 2024 Business Highlights
Key recent developments through the first three quarters of fiscal 2024 included the following:
•Announced plans to advance investigational plozasiran into a Phase 3 cardiovascular outcomes trial called CAPITAN, which is designed to enroll patients with mixed hyperlipidemia and residual risk of atherosclerotic cardiovascular disease;
•Announced successful top-line results from the pivotal Phase 3 PALISADE study of investigational plozasiran in patients with familial chylomicronemia syndrome (FCS). The Company highlighted recent data for its cardiometabolic pipeline at its June 25, 2024, Cardiometabolic event;
•Presented preclinical data on ARO-INHBE for the treatment of obesity and metabolic diseases at the American Diabetes Association 84th Scientific Sessions. INHBE small interfering RNA (siRNA) administration resulted in multiple promising findings including: (1) 95% reduction in INHBE mRNA expression, (2) 19% suppression of body weight compared to saline controls, (3) 26% loss of fat mass, and (4) preservation of lean mass;
•Announced results from the Phase 2b double blind, randomized ARCHES-2 study of investigational zodasiran in patients with mixed hyperlipidemia;
•Announced that new interim clinical data on ARO-RAGE achieves high level of gene knockdown in patients with asthma;
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
•Announced an Expanded Access Program (“EAP”) to make investigational plozasiran available outside of a clinical trial for qualifying patients with familial chylomicronemia syndrome (FCS);
•Initiated a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy;
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease;

•Entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at a price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses; and
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen Pharmaceuticals, Inc. See Note 2 - Collaboration and License Agreements to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $170.8 million and $102.9 million for the three months ended June 30, 2024 and 2023, respectively. Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $429.0 million and $95.6 million for the nine months ended June 30, 2024 and 2023, respectively. Net loss per share – diluted was $1.38 and $0.96 for the three months ended June 30, 2024 and 2023, respectively. Net loss per share – diluted was $3.63 and $0.90 for the nine months ended June 30, 2024 and 2023, respectively.
The changes in net loss attributable to the Company for the three and nine months ended June 30, 2024 were mainly due to a decrease in revenue from the Company’s license and collaboration agreements, in conjunction with increased research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $69.4 million of cash, cash equivalents and restricted cash, $367.3 million in available-for-sale securities, and $883.8 million of total assets as of June 30, 2024, as compared to $110.9 million of cash, cash equivalents and restricted cash, $292.7 million in available-for-sale securities and $765.6 million of total assets as of September 30, 2023. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months from the date of the issuance of these financial statements.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenue	$—	$15,825	$3,551	$224,638
Operating loss	$(176,141)	$(102,703)	$(438,877)	$(96,672)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(170,793)	$(102,946)	$(428,957)	$(95,596)
Net loss per share-diluted	$(1.38)	$(0.96)	$(3.63)	$(0.90)
Revenue
Total revenue for the three months ended June 30, 2024 decreased by $15.8 million or 100.0% from the same period of 2023. Total revenue for the nine months ended June 30, 2024 decreased by $221.1 million, or 98.4% from the same period of 2023. The changes were primarily driven by decreased revenue recognition associated with the Company’s license and collaboration agreements during the nine months ended June 30, 2024. The revenue for the nine months ended June 30, 2023 was mainly driven by the revenue recognition associated with Takeda, GSK, and Horizon/Amgen license agreements, as discussed below.
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
During the nine months ended June 30, 2023, the Company recorded $146.5 million revenue, including a $40.0 million milestone payment by dosing the first patient in the Phase 3 REDWOOD clinical study of fazirsiran.
GSK: On December 11, 2023, GSK and the Company entered into the GSK-HBV Agreement. Under the GSK-HBV Agreement, GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen in October 2018. Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement.
During the nine months ended June 30, 2023, the Company recorded a $30.0 million milestone payment by dosing the first patient in a Phase 2b trial under GSK-HSD License Agreement.
Horizon/Amgen: During the nine months ended June 30, 2023, the Company recorded $6.7 million revenue of the total $40.0 million upfront payment received in July 2021, which was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. There was also $1.5 million of reimbursable costs. Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. Further, Amgen enrolled the first subject in its Phase 3 trial of olpasiran, which triggered a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. On October 6, 2023, Amgen Inc. completed its acquisition of Horizon and subsequently notified the Company of Amgen’s intent to terminate the HZN-457 license. Horizon exercised its right to terminate the Horizon License Agreement for convenience, which took effect on December 21, 2023.
Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and nine months ended June 30, 2024 and 2023 are shown in the tables below.
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
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2024	% of Expense Category	Three Months Ended June 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$78,367	51%	$41,209	44%	$37,158	90%
R&D discovery costs	30,890	20%	20,253	21%	10,637	53%
Salaries	24,532	16%	16,632	18%	7,900	47%
Facilities related	7,132	5%	4,810	5%	2,322	48%
Total research and development expense, excluding non-cash expense	$140,921	92%	$82,904	88%	$58,017	70%
Stock compensation	7,241	5%	8,982	9%	(1,741)	(19)%
Depreciation and amortization	4,269	3%	2,871	3%	1,398	49%
Total research and development expense	$152,431	100%	$94,757	100%	$57,674	61%

(in thousands)	Nine Months Ended June 30, 2024	% of Expense Category	Nine Months Ended June 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$157,546	43%	$110,079	43%	$47,467	43%
R&D discovery costs	84,898	23%	50,377	20%	34,521	69%
Salaries	72,048	19%	47,725	19%	24,323	51%
Facilities related	19,597	5%	11,601	5%	7,996	69%
Total research and development expense, excluding non-cash expense	$334,089	90%	$219,782	87%	$114,307	52%
Stock compensation	23,735	7%	26,129	10%	(2,394)	(9)%
Depreciation/amortization	12,220	3%	7,422	3%	4,798	65%
Total research and development expense	$370,044	100%	$253,333	100%	$116,711	46%
Candidate costs increased $37.2 million, or 90%, for the three months ended June 30, 2024 and $47.5 million, or 43%, for the nine months ended June 30, 2024 compared to the same period of 2023. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs increased $10.6 million, or 53%, for the three months ended June 30, 2024 and $34.5 million, or 69%, for the nine months ended June 30, 2024 compared to the same period of 2023. This increase was primarily driven by the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types, along with rising costs associated with CNS studies and lab supplies.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $7.9 million, or 47%, for the three months ended June 30, 2024 and $24.3 million, or 51%, for the nine months ended June 30, 2024 compared to the same period of 2023. The increase was primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. Facilities-related costs increased $2.3 million, or 48%, for the three months ended June 30, 2024 and $8.0 million, or 69%, for the nine months ended June 30, 2024 compared to the same period of 2023. This increase was mainly due to the ATIAs on the lease in San Diego, California. See Note 8 — Leases of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
Stock compensation expense, a non-cash expense, was based upon the valuation of stock options and restricted stock units granted to employees. Stock compensation expense decreased $1.7 million, or 19%, for the three months ended June 30, 2024 and $2.4 million, or 9%, for the nine months ended June 30, 2024 compared to the same period of 2023. The decrease was primarily due to the cancelled awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, increased $1.4 million, or 49% for the three months ended June 30, 2024 and $4.8 million, or 65%, for the nine months ended June 30, 2024 compared to the same period of 2023. The increase was primarily attributed to higher leasehold improvements, due to completion of the development of the San Diego facility. Additionally, as of December 31, 2023, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, and commenced depreciation.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of the Company’s general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2024	% of Expense Category	Three Months Ended June 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$6,740	28%	$5,063	21%	$1,677	33%
Professional, outside services, and other	5,410	23%	5,987	25%	(577)	(10)%
Facilities related	1,238	5%	1,352	6%	(114)	(8)%
Total general & administrative expense, excluding non-cash expenses	$13,388	56%	$12,402	52%	$986	8%
Stock compensation	9,809	42%	10,965	46%	(1,156)	(11)%
Depreciation and amortization	513	2%	404	2%	109	27%
Total general & administrative expenses	$23,710	100%	$23,771	100%	$(61)	—%

(in thousands)	Nine Months Ended June 30, 2024	% of Expense Category	Nine Months Ended June 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$20,087	28%	$14,275	21%	$5,812	41%
Professional, outside services, and other	16,910	23%	15,293	22%	1,617	11%
Facilities related	3,278	5%	3,377	5%	(99)	(3)%
Total general & administrative expense, excluding non-cash expenses	$40,275	56%	$32,945	48%	$7,330	22%
Stock compensation	30,759	42%	33,820	50%	(3,061)	(9)%
Depreciation and amortization	1,350	2%	1,212	2%	138	11%
Total general & administrative expenses	$72,384	100%	$67,977	100%	$4,407	6%
Salaries expense increased $1.7 million, or 33%, for the three months ended June 30, 2024 and $5.8 million, or 41%, for the nine months ended June 30, 2024 compared to the same period of 2023. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expense includes legal, consulting, patent expenses, business insurance expenses, other outside services, travel, and communication and technology expenses. This expense decreased $0.6 million, or 10%, for the three months ended June 30, 2024 and increased $1.6 million, or 11%, for the nine months ended June 30, 2024 compared to the same period of 2023. The increase for the nine months ended June 30, 2024 was mainly due to legal services associated with patent applications and intellectual property matters, as well as other professional services.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, was based upon the valuation of stock options and restricted stock units granted to employees. This expense decreased $1.2 million, or 11%, for the three months ended June 30, 2024 and $3.1 million, or 9%, for the nine months ended June 30, 2024 compared to the same period of 2023. The decrease was mainly due to the decreased compensation costs related to performance awards.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
The Company anticipates these general and administrative expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials including commercialization efforts, in addition to inflationary pressure on goods and services and the labor market.
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other income increased $2.8 million for the three months ended June 30, 2024 compared to the same period of 2023. The increase was primarily due to the higher yields on investments due to higher interest rates, offset by the non-cash interest expense on the liability related to the sale of future royalties. The balance remained consistent for the nine months ended June 30, 2024 compared to the same period of 2023.

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
The Company’s cash, cash equivalents and restricted cash decreased to $69.4 million at June 30, 2024 compared to $110.9 million at September 30, 2023. Cash invested in available-for-sale securities was $367.3 million at June 30, 2024 compared to $292.7 million at September 30, 2023.
On December 2, 2022, the Company entered into the Open Market Sale Agreement, pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of June 30, 2024, no shares have been issued under the Open Market Sale Agreement.
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
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months from the date of the issuance of these financial statements.
The following table presents a summary of cash flows:

	Nine Months Ended June 30,
	2024	2023
	(in thousands)
Cash Flow from:
Operating activities	$(325,635)	$(127,964)
Investing activities	(197,149)	(126,664)
Financing activities	481,431	252,232
Net decrease in cash, cash equivalents and restricted cash	$(41,353)	$(2,396)

Cash, cash equivalents and restricted cash at end of period	$69,399	$105,334
During the nine months ended June 30, 2024, cash flow used in operating activities was $325.6 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities amounted to $197.1 million, which was primarily attributable to capital expenditures of $117.2 million and investment purchases of $428.6 million, offset by proceeds from sales and maturities of investments of $348.6 million. Cash provided by financing activities of $481.4 million was related to cash received from the issuance of common stock, a milestone payment from Royalty Pharma, and stock option exercises (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”).
During the nine months ended June 30, 2023, cash flows used in operating activities was $128.0 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of $110.0 million from collaboration and license agreements. Cash used in investing activities was $126.7 million, which was primarily related to capital expenditures, $112.8 million of construction in progress and investment purchases of $234.0 million, offset by maturities of investments of $220.2 million. Cash provided by financing activities of $252.2 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises. See Note 11 – Liability Related to the Sale of Future

Royalties of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2024, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To- Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)
Victoria Vakiener	Board Member	5/15/2024	12/16/2024	12/31/2024	n/a	8,994
(1) This column indicates the total number of shares vesting in connection with equity awards, not the number of shares to be sold. The actual number of shares to be sold will be a smaller number based on whatever is required to satisfy payment of applicable withholding taxes under sell-to-cover arrangements.

Financing Agreement
On August 7, 2024 (the “Closing Date”), the Company entered into a financing agreement (the “Financing Agreement”) with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for a senior secured term loan facility of up to an aggregate principal amount of $935.3 million (the “Credit Facility”), consisting of (a) an initial draw term loan facility in an aggregate principal amount of $400.0 million, funded on the Closing Date (the “Initial Loan”), (b) a delayed draw term loan in an aggregate principal amount not exceeding $435.3 million (the “Delayed Draw Term Loan”) and (c) an uncommitted incremental facility in an aggregate principal amount not to exceed $100.0 million (the “Incremental Facility” and the loans made thereof, the “Incremental Term Loans”). The Credit Facility matures on August 7, 2031 (the “Maturity Date”) and bears interest at an annual rate equal to 15.0%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.
The Company is permitted to use the proceeds of the Initial Loan for working capital, capital expenditures and general corporate purposes of the Company and its subsidiaries. The proceeds of Delayed Draw Term Loans made after the Closing Date are permitted to be applied by the Company solely to pay interest on the Credit Facility. The Incremental Term Loans made after the Closing Date are permitted to be applied by Company in a manner as agreed upon between the Company and the administrative agent.
The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to partially repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are not subject to a prepayment premium.
All obligations under the Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and will be guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
The Financing Agreement contains customary covenants, including, without limitation, negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, the United Kingdom, the European Union, Japan and China.
The Financing Agreement also contains certain events of default after which loans under the Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries, cessation of business and change of control.
The above description of the Financing Agreement and Credit Facility is a summary only and is qualified in its entirety by reference to the Financing Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending September 30, 2024.

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
Dated: August 8, 2024

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)