Form 10-K
period 2024-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2024-11-26
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of issuer’s voting and non-voting outstanding common stock held by non-affiliates was approximately $3.0 billion based upon the closing stock price of issuer’s common stock on March 31, 2024. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 20, 2024, 124,434,442 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals, Inc.’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding regulatory approval for and commercial launch of plozasiran our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
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
A.Overview
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, the Company’s therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes.
The Company’s most advanced candidate, plozasiran, has completed a Phase 3 study in patients with familial chylomicronemia syndrome (FCS) and expects to have its first commercial launch in 2025, provided the United States Food and Drug Administration (the “FDA”) accepts the New Drug Application (“NDA”) for filing and after a successful review and subsequent approval. The Company’s pipeline of 16 clinical stage investigational medicines range in development stage from Phase 1 to Phase 3. In addition, the Company has a robust discovery stage pipeline which is capable of generating multiple new clinical candidates each year.
The Company endeavors to serve unmet medical needs and change lives leveraging the versatility of its proprietary RNAi-based technology. The Company is acutely aware of the urgent need to develop solutions for the many diseases that have genetic targets that are otherwise undruggable by small molecules or biologics. To that end, the Company embraced its bold goal and strives to have 20 individual drugs, either partnered or wholly owned, in clinical trials or on the market in 2025.
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

This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers are introduced into a cell and are loaded into the RNA-induced silencing complex (“RISC”). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (“mRNA”) and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.
Key Benefits of RNAi as a Therapeutic Modality:
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
The TRiMTM platform is comprised of a highly potent RNA trigger identified using the Company’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker chemistries; structures that enhance pharmacokinetics; and highly potent RNAi triggers with sequence specific stabilization chemistries.
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
B.Pipeline
The Company is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of the Company’s RNAi technologies enables the Company to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics. The Company is focused on bringing the promise of RNAi to address diseases outside of the liver, and its pipeline now includes disease targets in the liver, lung, central nervous system (CNS), muscle and adipose tissue.

Plozasiran (ARO-APOC3)
Plozasiran (formerly ARO-APOC3) is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including Very Low Density Lipoprotein (VLDL) and chylomicrons, a key regulator of triglyceride metabolism. The Company believes that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. The Company is currently investigating plozasiran in one Phase 2 clinical trial and four Phase 3 clinical trials. In the Phase 3 PALISADE trial in patients with familial chylomicronemia syndrome (FCS), plozasiran has met its primary endpoint of triglyceride reduction as well as all of its key (alpha controlled) secondary endpoints. The Company is currently in the process of seeking regulatory approval for plozasiran for the treatment of FCS.
Hypertriglyceridemia: Elevated triglyceride levels are an independent risk factor for cardiovascular disease. Severely elevated triglycerides in patients with severe hypertriglyceridemia (SHTG) or familial chylomicronemia syndrome (FCS), a rare genetic disorder, can result in potentially fatal acute pancreatitis.
Study Name: Study of ARO-APOC3 in Adults With Dyslipidemia
A Phase 2 Open-Label Extension Study to Evaluate the Long-Term Safety and Efficacy of ARO-APOC3 in Adults With Dyslipidemia
ClinicalTrials.gov Identifier: NCT05413135
Study Name: Study of ARO-APOC3 in Adults With FCS (PALISADE)
A Phase 3 Study to Evaluate the Efficacy and Safety of ARO-APOC3 in Adults With Familial Chylomicronemia Syndrome
ClinicalTrials.gov Identifier: NCT05089084

Study Name: Study of Plozasiran (ARO-APOC3) in Adults With Severe Hypertriglyceridemia (SHASTA-3)
Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozasiran in Adults With Severe Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347003

Study Name: Study of Plozasiran in Adults With Severe Hypertriglyceridemia (SHASTA-4)
Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozsiran in Adults With Severe Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347016

Study Name: Phase 3 Study of Plozasiran in Adults With Hypertriglyceridemia (MUIR-3)
Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozasiran in Adults With Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347133

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
ClinicalTrials.gov Identifier: NCT05217667
ARO-PNPLA3
ARO-PNPLA3 (formerly JNJ-75220795) is an investigational RNAi therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic-dysfunction associated steatohepatitis (MASH). PNPLA3 has strong genetic and preclinical validation as a driver of fat accumulation and damage in the livers of patients who carry the common I148M mutation. Former licensee Janssen Pharmaceuticals, Inc. investigated ARO-PNPLA3 in two Phase 1 clinical trials.
MASH: MASH is a subgroup of steatotic liver disease (MASLD) in which hepatic cell injury and inflammation has developed over background steatosis. The I148M genetic variant in the PNPLA3 gene is involved with the underlying pathophysiology and is a known risk factor for hepatic steatosis, steatohepatitis, elevated plasma liver enzyme levels, hepatic fibrosis and cirrhosis. The rising prevalence of MASH presents a significant health burden in many developed countries.
ARO-INHBE
ARO-INHBE is designed to reduce the hepatic expression of the INHBE gene and its secreted gene product, Activin E. INHBE is a promising genetically validated target in which loss-of-function INHBE variants in humans are associated with lower risk of obesity and metabolic diseases, such as type 2 diabetes. The Company has filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-INHBE.
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
Study Name: Study of ARO-DUX4 in Adult Patients With Facioscapulohumeral Muscular Dystrophy Type 1
A Phase1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-DUX4 in Adult Patients With Facioscapulohumeral Muscular Dystrophy Type 1.
ClinicalTrials.gov Identifier: NCT06131983
ARO-DM1
ARO-DM1 is designed to reduce expression of the dystrophia myotonica protein kinase (DMPK) gene. There is currently no approved disease-modifying therapy for type 1 myotonic dystrophy (DM1). Treatments have focused on symptomatic management, including physical therapy, exercise, ankle-foot orthoses, wheelchairs, and other assistive devices. The Company is currently investigating ARO-DM1 in a Phase 1/2a clinical trial.
Type 1 Myotonic Dystrophy: Type 1 myotonic dystrophy is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the DMPK gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span.
Study Name: Study of ARO-DM1 in Subjects With Type 1 Myotonic Dystrophy
A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-DM1 in Subjects With Type 1 Myotonic Dystrophy Who Are ≥18 to ≤ 65 Years
ClinicalTrials.gov Identifier: NCT06138743
ARO-ATXN2
ARO-ATXN2 is designed to reduce the expression of the ATXN2 gene as a potential treatment for spinocerebellar ataxia 2 (SCA2). SCA2 is a progressive cerebellar ataxia with instability of stance, speech and swallow disorder, pain, spasticity, and ocular signs, caused by gain of function of mutant expanded polyQ ATXN2 protein. The Company is currently investigating ARO-ATXN2 in a Phase 1 clinical trial.
Study Name: Study of ARO-ATXN2 Injection in Adults With Spinocerebellar Ataxia Type 2
A Phase 1 Placebo-Controlled Dose Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-ATXN2 in Adult Subjects With Spinocerebellar Ataxia Type 2
ClinicalTrials.gov Identifier: NCT06672445
ARO-C3
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
Study Name: Study of ARO-C3 in Adult Healthy Volunteers and Patients With Complement-Mediated Renal Disease
A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and/or Pharmacodynamics of ARO-C3 in Adult Healthy Volunteers and in Adult Patients With Complement-Mediated Renal Disease
ClinicalTrials.gov Identifier: NCT05083364

ARO-CFB
ARO-CFB is designed to reduce hepatic expression of complement factor B (CFB), which plays an important regulatory role in amplifying complement alternative pathway activation and has been identified as a promising therapeutic target. ARO-CFB is being developed as a potential treatment for complement mediated kidney diseases such as immunoglobulin A nephropathy (IgAN), which is the most common glomerular disease worldwide and carries a high lifetime risk of progression to end-stage renal disease. Additionally, ARO-CFB may have clinical applications in non-renal diseases involving complement activation. The Company is currently investigating ARO-CFB in a Phase 1/2a clinical trial.
Complement-Mediated Disease: A number of rare renal diseases result from uncontrolled activation of the alternative pathway of complement, leading to progressive glomerular damage, proteinuria, hematuria, and impaired kidney function, and often resulting in end-stage renal disease (ESRD). In addition, dysregulation of the alternative complement pathway has been shown to play a role in the pathogenesis and progression of disease in some of the more common glomerulopathies. Silencing CFB may be a therapeutic approach for treatment of these conditions.
Study Name: Study of ARO-CFB in Adult Healthy Volunteers and Patients With Complement-Mediated Kidney Disease
A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of Single and Multiple Doses of ARO-CFB in Adult Healthy Volunteers and Adult Patients With Complement-Mediated Kidney Disease
ClinicalTrials.gov Identifier: NCT06209177
Collaboration and License Agreements
Glaxosmithkline Intellectual Property (No. 3) Limited (“GSK”)
GSK-HSD License Agreement
On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK-HSD License Agreement”). Under the GSK-HSD License Agreement, GSK has received an exclusive license for GSK-4532990 (formerly ARO-HSD). The exclusive license is worldwide with the exception of greater China. GSK is wholly responsible for all clinical development and commercialization of GSK-4532990 in its territory. GSK dosed the first patient in a Phase 2b trial in March 2023.
GSK-4532990
GSK-4532990 (formerly ARO-HSD) is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against metabolic-dysfunction associated steatohepatitis (MASH) cirrhosis and alcoholic hepatitis and cirrhosis. GSK is conducting Phase 2b clinical trials in patients with MASH and alcohol-related liver disease (ALD).
Metabolic-Dysfunction Associated Steatohepatitis: MASH is liver inflammation and damage caused by a buildup of fat in the liver. This can cause scarring of the liver and in advanced cases can lead to cirrhosis. Alcochol-related liver disease (ALD) represents a spectrum of liver injury resulting from alcohol use, ranging from hepatic steatosis to more advances forms including alcoholic hepatitis (AH), alcohol-associated cirrhosis (AC), and acute AH presenting as acute-on-chronic liver failure.
Study Name: Phase 2b Study of GSK4532990 in Adults With MASH (HORIZON)
17 β-Hydroxysteroid Dehydrogenase Type 13 Minimization for the Treatment of MASH (HORIZON): A Double-Blind, Placebo-Controlled Phase 2b Study to Evaluate the Efficacy and Safety of GSK4532990 in Adults With Pre-Cirrhotic Metabolic-Dysfunction Associated Steatohepatitis
ClinicalTrials.gov Identifier: NCT05583344

GSK-HBV Agreement
On December 11, 2023, the Company entered into an Amended and Restated License Agreement with GSK (the “GSK-HBV Agreement”) pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. GSK5637608 had previously been licensed to Janssen Pharmaceuticals, Inc. (“Janssen”) in October 2018. GSK is currently in the process of initiating a Phase 2 study of daplusiran/tomligisiran followed by bepirovirsen in patients with chronic hepatitis B.
Study Name: A Study of Sequential Therapy With Daplusiran/Tomligisiran (DAP/TOM) Followed by Bepirovirsen in Participants Living With Chronic Hepatitis B (CHB) (B-UNITED)
A Phase 2b, Multi-centre, Randomized, Partially Placebo-controlled, Double-blind Study to Investigate the Safety and Efficacy of Sequential Therapy With Daplusiran/Tomligisiran Followed by Bepirovirsen in Participants With Chronic Hepatitis B Virus on Background Nucleos(t)Ide Analogue Therapy (B-United)
ClinicalTrials.gov Identifier: NCT06537414
Takeda Pharmaceutical Company Limited (“Takeda”)
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
Clinical Trials:
Study Name: Study to Check the Safety of Fazirsiran and Learn if Fazirsiran Can Help People With Liver Disease and Scarring (Fibrosis) Due to an Abnormal Version of Alpha-1 Antitrypsin Protein (REDWOOD)
REDWOOD – A Randomized, Double-blind, Placebo-Controlled, Phase 3 Study to Evaluate the Efficacy and Safety of fazirsiran in the Treatment of Alpha-1 Antitrypsin Deficiency-Associated Liver Disease With METAVIR Stage F2 to F4 Fibrosis
ClinicalTrials.gov Identifier: NCT05677971

Study Name: An Extension Study to Learn About the Long-Term Safety of Fazirsiran and if Fazirsiran Can Help People With Alpha-1 Antitrypsin Liver Disease
A Phase 3, Open-Label Extension Study to Evaluate the Long-Term Safety and Efficacy of fazirsiran in Participants With Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
ClinicalTrials.gov Identifier: NCT05899673
Study Name: Study to Learn About the Safety of Fazirsiran and if it Can Help People With Alpha-1 Antitrypsin Liver Disease With Mild Liver Scarring (Fibrosis)
A Randomized, Double-Blind, Placebo-Controlled, Phase 3 Study to Evaluate the Safety and Efficacy of Fazirsiran in the Treatment of Alpha-1 Antitrypsin Deficiency-Associated Liver Disease With METAVIR Stage F1 Fibrosis
ClinicalTrials.gov Identifier: NCT06165341
Amgen Inc. (“Amgen”)
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
Olpasiran
Olpasiran is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen completed a Phase 2 clinical study evaluating the efficacy, safety, and tolerability of olpasiran in subjects with elevated levels of lipoprotein(a). Amgen reported Phase 2 clinical results at the American Heart Association (AHA) Scientific Sessions in November 2022 and simultaneously published in the New England Journal of Medicine. Amgen began evaluating olpasiran in a Phase 3 study to assess the impact of olpasiran on major cardiovascular events in participants with atherosclerotic cardiovascular disease and elevated lipoprotein(a), in a double-blind, randomized, placebo-controlled, multi center study in December 2022.
Study Name: Olpasiran Trials of Cardiovascular Events and Lipoprotein(a) Reduction (OCEAN(a)) - Outcomes Trial
A Double-blind, Randomized, Placebo-controlled, Multicenter Study Assessing the Impact of Olpasiran on Major Cardiovascular Events in Participants With Atherosclerotic Cardiovascular Disease and Elevated Lipoprotein(a)
ClinicalTrials.gov Identifier: NCT05581303
C.Intellectual Property and Other Key Agreements
The Company controls approximately 667 issued patents (including 427 directed to RNAi trigger molecules; 144 directed to targeting groups or targeting compounds; and one for hydrodynamic gene delivery), including European validations, and approximately 745 currently pending patent applications worldwide from 92 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, South Africa, Saudi Arabia, Singapore, South Korea, Thailand, Taiwan, Uruguay, Venezuela, and Vietnam.
RNAi Triggers: The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of the Company’s TRiMTM platform, and are targeted to reduce expression of various gene targets. However, the Company cannot guarantee that issued patents will be enforceable or provide adequate protection for the Company, or that pending patent applications will result in issued patents. These patents and patent applications include the following:

Patent Group	Estimated Year(s) of Expiration*
AAT	2035, 2038
ANGPTL3	2038
APOC3	2035, 2038
ATXN2	2044
C3	2043
CFB	2044
COVID	2043
Cx43	2029
DM1	2043
DUX4	2041
Factor 12	2036, 2038
FRP-1	2026
HBV	2032, 2036, 2037
HIF1A	2026
HIF2α	2034, 2036, 2040
HRH1	2027
HSD17B13	2039
HSF1	2030, 2032
KRAS	2033
LPA	2036
MARC1	2044
MMP7	2042
Mob-5	2027
MUC5AC	2042
P2X3	2027
PCSK9	2044
PDtype4	2026
PI4Kinase	2028
PNPLA3	2041
RAGE (AGER)	2042
RRM2	2031
SOD1	2043
SYK	2027
TNF-α	2027, 2028
TSLP	2044
XDH	2042
α-ENaC	2028, 2038
β-Catenin	2033
β-ENaC	2031, 2040
*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.
Delivery Technologies: The delivery technology-related patents and patent applications, which include components used in the Company’s TRiMTM platform, have been filed and/or issued in various jurisdictions worldwide including the United States, Argentina, Australia, Brazil, Canada, China, Eurasian Patent Organization, Europe (including validations in France, Germany, Italy, Spain, Switzerland, United Kingdom), GCC (Gulf Cooperation Council), Israel, India, Japan, Lebanon, Mexico, New Zealand, Philippines, Russia, South Africa, South Korea, Singapore,

Taiwan, and Uruguay. The Company also controls a patent directed to hydrodynamic nucleic acid delivery that issued in the United States. However, the Company cannot guarantee that issued patents will be enforceable or provide adequate protection for the Company, or that pending patent applications will result in issued patents. These various groups of patents and applications are set forth below:

Patent Group	Estimated Year(s) of Expiration*
Targeting ligands and other RNAi delivery and platform technologies
CNS Intrathecal Delivery Platform	2043
Adipose Delivery Platform	2044
Biologically cleavable linkers	2036
LDLR targeting	2028
Muscle delivery platform	2041
Peptide targeting (CPP-Arg)	2028
Peptide targeting (YM3-10H)	2032
Physiologically labile linkers	2036
PK/PD lipid modifiers	2041
RNAi agent design (5′-phosphate mimic)	2037
Targeting groups (Galactose derivative ligands)	2037
Targeting groups (Galactose derivative trimer-PK)	2031
Targeting groups (αvβ3/αvβ5 integrin)	2034, 2038, 2039
Targeting groups (αvβ6 integrin)	2037, 2038, 2041
Transferrin targeting	2028
Trialkyne linkers	2039
Hydrodynamic delivery
Third iteration	2024
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
Non-Exclusively Licensed Patent Rights from Roche
On October 21, 2011, the Company acquired the RNAi therapeutics business of Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). The acquisition provided the Company with two primary sources of value:

•Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, unlocked nucleotide analogs (“UNA”), meroduplex, and dicer substrate structures; and
•A large team of scientists experienced in RNAi and oligonucleotide delivery.
Pursuant to this acquisition, Roche assigned to the Company its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam dated July 8, 2007; the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (collectively the “RNAi Licenses”).
The RNAi Licenses include licenses to patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides. Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in U.S. Patent No. 9,074,205 assigned to Marina Biotech (f/k/a MDRNA, Inc.), as well as U.S. Patent Nos. 8,314,227, 9,051,570, and 9,303,260 related to UNA. The UNA patents were assigned by Marina Biotech to Arcturus Therapeutics, Inc., but remain part of the MDRNA License. The RNAi Licenses further include patents related to dicer substrates and uses of the double-stranded oligonucleotides that function through the mechanism of RNA interference, such as described in City of Hope’s U.S. Patent Nos. 8,084,599, 8,658,356, 8,691,786, 8,796,444, 8,809,515, and 9,518,262.
D.Government Regulation
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
(5) preparation and submission to the FDA of an NDA;
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with cGCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The cGCP requirements encompass both ethical and data integrity standards for clinical studies.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.3 million for fiscal year 2025, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.4 million for fiscal year 2025. These fees are adjusted annually.
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” In the September 2021 case Catalyst Pharmaceuticals, Inc. v. FDA, a federal circuit court set aside the FDA’s narrow interpretation and ruled that orphan drug exclusivity covers the full scope of the orphan-designated disease or condition regardless of whether the drug obtains approval only for a narrower use. The decision concerned amifampridine, a drug used to treat Lambert-Eaton myasthenic syndrome (LEMS). Depending on how the FDA applies the decision beyond this case, it may limit which drugs can receive exclusivity orphan drug.
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
•fines, warning, untitled, or it has come to our attention letters, or holds on post-approval clinical trials;
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
At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the RLD. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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
Hatch-Waxman Patent Certification and the 30 Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.
Specifically, the applicant must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents for the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
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
A more unified procedure applies under the new CTR. A sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal, the Clinical Trials Information System (“CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) takes the lead in validating and evaluating the application, and consults and coordinates with the other concerned EU member states. If an application is rejected, it may be amended and resubmitted through the CTIS. If an approval is issued, the sponsor may start the clinical trial in all concerned EU member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such EU member state. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the CTIS. The CTR includes a three-year transition period. Member states will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial CTA via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP, and the ethical principles that have their origin in the Declaration of Helsinki.
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
The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU member states and, after respective national implementing decisions which must be rendered within 30 days, in the three additional member states of the EEA. The centralized procedure is compulsory for specific pharmaceutical products, including for medicines developed by means of certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For pharmaceutical products containing a new active substance not yet authorized in the European Economic Area before May 20, 2004 and indicated for the treatment of other diseases, pharmaceutical products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.
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
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NCE. Even if a compound is considered to be an NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the pharmaceutical product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its pharmaceutical product.
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. Although the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have since been taken.
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA’s Committee for Orphan Medicinal Products (“COMP”) evaluates applications for orphan drug designation within 90 days and will issue a recommendation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. Orphan drug designations are granted by the EC. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.
COMP reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
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
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation.
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
On January 31, 2018, the European Commission adopted Regulation (EU) 2021/2282 on health technology assessment (“HTAR”). HTAR entered into force on January 11, 2022 and applies from January 12, 2025 onwards, followed by a further three-year transitional period during which EU member states must fully adapt to the new system. HTAR intends to boost EU level cooperation among EU member states in assessing health technologies, including new pharmaceutical products, and to provide the basis for cooperation at the EU level for joint clinical assessments in these areas. Under HTAR, EU member states will be able to use common HTA tools, methodologies and procedures across the

EU, working together in four main areas: the joint clinical assessment of the innovative health technologies with the most potential impact for patients; joint scientific consultations whereby developers can seek advice from HTA authorities; identification of emerging health technologies to identify promising technologies early; and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While EU member states can choose to delay participation in the joint network until three years after the rules enter into force, it will become mandatory after six years. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions.
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
In certain EU member states, pharmaceutical products designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.
Data Privacy and Security Laws
There are numerous U.S. federal, state, and local laws and regulations, as well as foreign legislation, in particular in the EU and UK, which regulate personal information, including how that information may be used, processed, and disclosed. These regulations also cover sensitive personal information, including medical and health information, and impose requirements on entities that handle such information to implement certain privacy and security measures. We and/or our partners may be subject to these laws.
In the United States, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and the regulations promulgated thereunder, impose data privacy, security and data breach reporting obligations with respect to protected health information (“PHI”) on covered entities—which include health plans, healthcare clearinghouses and certain healthcare providers—and business associates—which include persons or entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of, or in connection with providing a service for, a covered entity.
There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that govern the privacy and security of personal information in certain circumstances. The CCPA/CPRA applies to personal data of consumers (which is defined to include business representatives and employees) who are California residents, imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is considered “sensitive personal information,” which is offered greater protection. However, the CCPA/CPRA, like other U.S. state privacy laws, does not apply to PHI, and other U.S. state entities exempt covered entities and business associates altogether. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing to comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as, in some cases, exposure to private litigation, all of which can result in financial and reputational risks.
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and by related implementing laws in the individual EU member states. The GDPR has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR. The GDPR increased responsibility and liability in relation to personal data that we process.
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
The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). In this respect, on June 4, 2021, the EU Commission has issued a new set of SCCs which replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. In addition, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of data from the EEA to the US, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to US companies participating in the framework.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company – whichever is greater – other administrative penalties, and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU member states may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both EU level and at the national level in individual EU member states concerning implementation and compliance practices are often updated or otherwise revised.
There is, moreover, a growing trend towards required public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
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
Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their regulatory professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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

E.Facilities and Resources
The Company’s principal executive offices are located in Pasadena, California. The Company further recently expanded its footprint with a new manufacturing and laboratory facility to manufacture drug substance (API) under current Good Manufacturing Practices (GMP) in Verona, Wisconsin.
Research and Development Facilities
The Company operates research laboratory facilities in San Diego, California and Madison, Wisconsin, where its pre-clinical research and development activities, including the discovery and early development of RNAi therapeutics, take place. A summary is provided below:
•State-of-the-art laboratories with supporting office space that comprise more than 251,000 total square feet;
•Cell culture laboratories;
•Complete animal facilities;
•Animal efficacy models for numerous diseases, including cardio metabolic, viral, liver, skeletal muscle, ocular, central nervous system (CNS), metabolic, obesity and lung diseases;
•Animal safety screening and assessment;
•Clinical pathology laboratories and in-house histopathology capabilities;
•Drug metabolism and pharmacokinetics (DMPK), bioanalytical, biodistribution, and clearance assessment and methodology capabilities;
•Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin, and at other contract research organizations (CROs);
•Pharmacodynamic method development and analysis and translational biomarker development capabilities;
•Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR and clinical chemistry analytics; and
•Oligonucleotide, peptide, antibody, and small molecule discovery, synthesis, and analytics capabilities (for example, HPLC, NMR, and LCMS).

GMP Manufacturing and Related Development Laboratory Facility
The Company also recently expanded into a new, state-of-the-art GMP manufacturing facility in Verona, Wisconsin that includes related laboratories and office space to support chemistry, manufacturing, and controls (CMC) and quality activities. A summary is provided below:
•State-of-the-art, custom-designed GMP oligonucleotide manufacturing facility with related support laboratories for process development and analytical development, comprising approximately 300,000 total square feet;
•Full certificate of occupancy for laboratory, office & manufacturing spaces obtained August 2024;
•Full analytical chemistry capabilities including method development and validation, transfer of methods, and support of in-process and final product analysis;
•Drug product formulation development capabilities;
•In-house capabilities to release GMP drug substance and finished drug product;
•Multiple equipment scales for oligonucleotide manufacturing with maximum capacity to manufacture hundreds of kilograms of GMP drug substance annually; and
•Drug substance manufacturing capabilities to produce and release GMP material (API) and capabilities to release finished drug product pending ongoing commissioning, qualification, and validation (CQV) activities, which are scheduled to allow for the manufacture of GMP drug substance at the facility which is currently anticipated to begin by December 2024.

F.Human Capital Management
As of September 30, 2024, the Company employed 609 full-time employees based at four facilities in the United States, including Pasadena and San Diego, California, and Madison and Verona, Wisconsin. The following table presents the total number of employees as of September 30 by location.

Site	2024	2023
Pasadena, CA	141	137
San Diego, CA	135	104
Madison, WI	202	284
Verona, WI	131	—
Total	609	525
In fiscal year 2024, the Company continued to expand its workforce, focusing on increasing in-house manufacturing capacity, as well as enhancing expertise and throughput in clinical and preclinical research and development and commercialization preparation. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, the Company outsources substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.
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
Diversity and Inclusion
The Company is dedicated to fostering a welcoming, healthy and equitable environment where all employees can thrive and contribute to its mission of delivering safe and effective medicine to patients in need. Ongoing efforts include formal training programs and processes that promote awareness of inclusion and diversity, such as anti-bias training and employee engagement initiatives. The Company’s Diversity, Equity, and Inclusion (DEI) committee, comprised of a diverse group of employees across each of its worksites, meets regularly to provide well-attended education and outreach opportunities. The DEI committee also advises its senior management on building a more diverse, equitable, and inclusive workplace.
G.Investor Information
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
•Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.
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
•Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
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
•If the market opportunities for our approved product candidates, if any, are smaller than we expect, it could materially adversely affect our financial condition and results of operations.
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
•The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.
Risks Related to Our Financial Condition
•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.
•We will require substantial additional funds to complete our research and development activities.
•The terms of our Sixth Street Financing Agreement and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in our Sixth Street Financing Agreement, the repayment of our existing indebtedness could be accelerated.
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
We cannot be certain that current clinical trials or any future clinical trials, whether conducted by us or our licensees, will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operation. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications. For instance, although plozasiran’s Phase 3 PALISADE trial for patients with FCS was successful in achieving its primary endpoint and all multiplicity-controlled key secondary endpoints, and we filed an NDA with the FDA on November 16, 2024 and sought regulatory approval with additional global regulatory authorities thereafter, there can be no guarantee that the FDA or another regulatory authority approves plozasiran for the treatment of FCS, and plozasiran may not succeed in achieving its clinical trial endpoints or be approved for the treatment of larger indications such as sHTG or ASCVD because the endpoints and clinical data required for approval in a rare disease indication are different from what is required for a broader patient population. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
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
Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our product candidates.
We have in the past and may again in the future enter into collaboration or license arrangements, including commercialization or collaborative arrangements, some of which may be based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.
Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes have arisen in the past from time to time and, if they arise again could delay collaborative research, development or commercialization of potential product candidates, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.
We are not always able to enter into commercialization or collaborative arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our product candidates include:
•any parallel development by a commercialization or collaborative partner of competitive technologies or products;
•arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms; or
•failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.

Our commercialization or collaborative arrangements do not necessarily restrict our commercialization or collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization or collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being commercialized or developed in collaboration with us.
In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization or collaborative partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with the development, commercialization or purchase of our product candidates.
Risks Related to Regulatory Review and Approval of Our Product Candidates
Breakthrough Therapy designation for Plozasiran and/or Fazirsiran (formerly ARO-AAT) may not lead to a faster development or review process.
We have been granted a Breakthrough Therapy designation for plozasiran in the United States for the treatment of FCS and fazirsiran in the United States for the treatment of liver disease associated with AATD. Breakthrough Therapy designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions and additional drug development guidance with the FDA and its senior managers. Breakthrough Therapy designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.
Despite receiving Breakthrough Therapy designation, plozasiran and/or fazirsiran may not actually benefit from faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, such a designation does not increase the likelihood that plozasiran or fazirsiran will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy designation if it determines that plozasiran or fazirsiran no longer meets the relevant criteria.
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
We intend to deliver some of our product candidates via drug delivery devices, such as an autoinjector or nebulizer. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including container compatibility and/or dose volume requirements. If our product candidates are intended to be used with drug delivery devices, we expect to utilize drug delivery devices authorized for marketing under clearances of approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained for our products, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances, if required, for their drug delivery devices once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
We and our licensees conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We and our licensees currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Most of our clinical trials involve study subjects outside of the United States, including most of our phase 1 clinical trials (which often enroll study subjects in Australia and New Zealand), and our Phase 3 clinical trials of plozasiran, for which we have enrolled (with respect to FCS and sHTG) and plan to enroll (with respect to ASCVD) cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
•warning, untitled, or it has come to our attention letters, or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•closure of the facility, enforcement of substantial fines, injunctions, or the imposition of civil or criminal penalties.

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
Any marketing activities associated with our product candidates, if approved for commercialization, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor. In addition, government authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our product candidates, if approved for commercialization, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us. See also “Our operations, including our relationships with healthcare providers, physicians and third-party payers, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, and contractual damages, and reputational harm and diminished profits and future earnings.”
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
In addition, patent grant standards by the USPTO and its foreign counterparts are not always uniform or predictable, and subject to change. For example, the America Invents Act enacted a number of changes to U.S. patent laws, which may prevent us from adequately protecting our inventions and discoveries, including our ability to seek injunctive relief, pursue infringement claims, and obtain substantial damage awards. An example of a major provision of the America Invents Act is the change in the U.S. patent policy from a first-to-invent to a first-to-file practice. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issues. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. Uncertainty, arising from changing laws, can impact our ability to protect our patents and other proprietary rights.
We are party to technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business could be seriously and adversely affected.
We are party to license agreements to incorporate third-party proprietary technologies into our drug products under development or our manufacturing processes. These license agreements require us to pay royalties and satisfy other conditions. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and harm our business and financial condition.
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
In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. As our organization grows, so does the risk of unauthorized disclosure of confidential information. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may not be able to effectively secure first-tier technologies when competing against other companies or investors.
Our future success may require that we acquire patent rights and know-how to new or complimentary technologies. However, we also compete with a substantial number of other companies that are working to develop novel drugs using technology that compete directly with us. We are aware of several other companies that are working to develop RNAi therapeutic products and any one of these companies may develop its RNAi technology more rapidly and more effectively than us may also compete for technologies we desire. In addition, many venture capital firms and other institutional investors, as well as other pharmaceutical and biotech companies, invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater financial, scientific and commercial resources than us. Therefore, we may not be able to secure the technologies we desire or to otherwise effectively compete. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.
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
Over the past several years we have entered into license and collaboration agreements with Takeda, Janssen, Amgen, Horizon, GSK and Visirna. Our business strategy includes securing additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other drug candidates. We do not possess all of the financial and development resources necessary to develop and commercialize all of the products that may result from our technologies. Unless we expand our own product development capacity and enhance our own internal marketing capability, we may need to make arrangements with other strategic partners to develop and commercialize any drug candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control, particularly as partnered programs progress and our licensees may elect to assume greater control over these programs. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:
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
Under our licensing and collaboration agreements with Amgen, Takeda, GSK and Visirna, our partners substantially control clinical development and commercialization for all of the candidates covered under those agreements in their relevant territories. To the extent that (i) our partners’ interests in advancing these candidates or targets changes, (ii) unforeseen scientific issues with the candidates arise, or (iii) the pace at which our partners move the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished. This would further cause us to rely upon other sources of financing to continue to develop our other internal drug candidates.
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
Moreover, as no drug candidates generated with our product platform has been approved for commercialization, we have not generated any revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with potential strategic collaboration partners, to complete the development of and obtain the regulatory and marketing approvals necessary to commercialize our drug candidates and introduce products that will be accepted by the medical community. The commercial success of our products, if approved, will depend on many factors, including, but not limited to:
•the availability of coverage and adequate and timely reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for our products;
•patients’ ability and willingness to pay out-of-pocket for our products in the absence of coverage and/or adequate reimbursement from third-party payors;
•patient demand for our products;
•our ability to establish and enforce intellectual property rights in and to our products; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.
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

If the market opportunities for our approved product candidates, if any, are smaller than we expect, it could materially adversely affect our financial condition and results of operation.
If the market opportunity for our products, if approved, is smaller than we expect, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business even if we obtain significant market share for them. The potentially addressable patient population for our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business.
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
Although we have developed our own internal manufacturing capabilities which allow us to manufacture oligonucleotide drug substance for our clinical product candidates, we do not currently have internal manufacturing capabilities beyond such clinical-stage oligonucleotide drug substance. We rely, and expect to continue to rely, on third-party manufacturers for the production of our drug product candidates for clinical trials and potential future commercialization. We may choose to utilize third-party manufacturers to produce some or all of our development candidates, even if we have internal manufacturing capabilities to do so. Further, we have not developed the ability to manufacture drug product ourselves, nor have we developed the capabilities to manufacture biologics. If we were to experience an unexpected loss or interruption of supply for any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our drug candidates are composed of multiple components and require specific formulations for which scale-up and manufacturing could be difficult. For certain products, we have limited experience in such scale-up and manufacturing which may require us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We anticipate an increase in our GMP drug substance manufacturing capacity following the successful completion and integration of our manufacturing facility in Verona, Wisconsin. There are a limited number of manufacturers that supply synthetic oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.
Additionally, if any of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing and analytic capacity. For example, while we are still seeking regulatory approval, we intend to enter into third-party agreements for the manufacturing of plozasiran, in anticipation of a commercial launch in 2025. Further, some manufacturing partners may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different or additional manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. While we are exploring alternative suppliers for certain critical materials, there can be no assurance that our efforts will be successful.
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
We rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. We rely on these parties to carry out our clinical trials in compliance with GCP and other relevant requirements. Although we depend heavily on these parties, we do not control them and therefore we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third parties to adhere to our protocols, GCP, or other regulatory requirements or if such third parties otherwise fail to meet deadlines or quality requirements, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs and delays to us.
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
Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage future growth. We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure and information technology systems. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We are currently establishing a sales and marketing infrastructure, and although we have hired individuals with significant experience in the sales, marketing, or distribution of pharmaceutical products, we have never done so as a company. To achieve commercial success for any approved product for which we retain sales and marketing rights, we must continue to develop a sales and marketing organization or outsource these functions to third parties. If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved. Further, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, information technology and management controls, reporting systems and procedures. We may not be able to effectively manage the expansion of our operations or implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Our business and operations could suffer in the event of a cybersecurity incident or other information technology system failures.
Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, ransomware and other cyber-attacks, human error, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations and loss of intellectual property. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. Further, cybersecurity breaches or other cybersecurity incidents may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or cybersecurity incident were to result in a loss of or damage to our data, or inappropriate disclosure of confidential, proprietary or private information, we could incur liability or regulatory penalties, including under laws and regulations governing the protection of protected health information and other personal data, we could lose valuable trade secret rights, the development of our product candidates could be delayed, and we could suffer reputational damage and damage to key business relationships. The risk of a cybersecurity incident or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, and certain of the third parties for which we depend on to operate our business, have experienced cyber-security attacks in the past, which to date have not had a material impact on our operations or development programs; however; there is no assurance that such impacts will not be material in the future.
Because we use biological materials, hazardous materials, chemicals and radioactive compounds, if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We store most of these materials and various wastes resulting from their use at our facilities in Madison, Wisconsin, Verona, Wisconsin, and San Diego, California pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause interruption to our research and development and manufacturing efforts, injury to our employees and others, environmental damage, and liabilities under federal, state and local law. In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected.
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
Efforts to confirm that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may become subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.
We have an exclusive agreement with Vanscoy Rare Pharmacy for drug delivery services, and we expect to rely on this pharmacy for a considerable portion of our sales for plozasiran, if approved. The financial failure of Vanscoy Rare Pharmacy could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in their buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.
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
The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our existing indebtedness could be accelerated.
On August 7, 2024, we entered into a financing agreement with Sixth Street Lending Partners, as the administrative agent and collateral agent for several lenders. The financing agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the closing date and an additional $100.0 million available at the our option, subject to mutual agreement with Sixth Street, over the seven-year term. We have incurred a substantial amount of debt under the financing agreement which could adversely affect our business.
The financing agreement requires us to make certain payments over time and contains several other negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other requirements of the financing agreement, we and our subsidiaries party to the financing agreement must maintain certain liquidity thresholds based on our market capitalization. We are also subject to restrictions on sales and licensing transactions with respect to our core intellectual property and product assets, including, but not limited to, olpasiran, plozasiran, zodasiran, fazirsiran, GSK4532990, and daplusiran/tomligisiran, subject to certain exceptions. These and other terms in the financing agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow subject to mandatory prepayments to pay interest and principal when due, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.
Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. In addition, our ability to generate sufficient cash flows to meet our debt obligations depends upon several factors, such as the ability of our Company and our licensees to timely complete clinical trials and obtain marketing approval for our clinical-stage product candidates, to successfully commercialize our clinical-stage product candidates, our receipt of regulatory approval for plozasiran for treatment of FCS, and our future performance, which is subject to financial, business, and other impacts on our operations, many of which are beyond our control. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
At September 30, 2024, we had $681.0 million in cash, cash equivalents, restricted cash and available-for-sale securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.
We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As of September 30, 2024, we had federal, state, and foreign NOL carryforwards of $223.1 million, $693.2 million, and $38.3 million, respectively. As a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Under the CARES Act and 2017 Tax Act, federal NOLs incurred in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, but can generally be carried forward indefinitely and can offset up to 80% of future taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities.
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
We are subject to U.S. federal, state, and local taxes in the United States and other countries. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. For instance, beginning in 2022, the 2017 Tax Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the U.S. and over fifteen years for foreign-based expenditures. There is no assurance that the requirement will be deferred, repealed, or otherwise modified. This change in law increased our tax liability for the fiscal year. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
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
These activities may subject us to numerous data privacy and security obligations governing the collection, use, disclosure, protection, and other processing of personal data, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, there are both state and federal data privacy and security laws, including data breach notification laws, data privacy laws (including biometric privacy laws), consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), the Health Insurance Portability and Accountability Act (“HIPPA”), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, the “CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and certain rights to California residents with respect to their personal data. The CCPA provides for civil penalties of up to $7,500 per intentional violation and $2,500 per unintentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Outside the United States there are additional laws, regulations, and industry standards governing data privacy and security. For example, the General Data Protection Regulation (“GDPR”) and the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”) impose strict requirements for processing personal data, including health-related information. Under the GDPR and UK GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data. In addition, the GDPR and UK GDPR impose specific restrictions on the transfer of personal data to countries outside of the EEA and UK. Although there are currently various mechanisms that may be used to make such transfers in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions are subject to scrutiny from regulators, individual litigants, and activities groups.
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
Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. Additionally, the ongoing conflict between Russia and Ukraine has impacted our business decisions with respect to potential clinical trial sites in Europe. For example, a number of our clinical trial sites we had previously planned to use in Russia, Ukraine and Belarus were shut down and we had to seek alternatives in other geographies. We cannot be certain of the overall impact of the conflict between Russia and Ukraine on our ability to conduct and complete our clinical trials as planned, and any interruptions of our clinical trials can result in significant delays or termination of the research, development or commercialization of our drug candidates, which could impair our ability to generate revenues and harm our business and financial condition. Moreover, the conflict between

Israel and Palestine could impact future business decisions to locate potential clinical trials in Israel. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.
Additionally, our operations and facilities, as well as operations of our suppliers and manufacturers, may be located in areas that are prone to earthquakes, wildfires and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products. Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. Further, because the Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
Any future public health crises, may affect our operations and those of third parties on which we rely, including our business partners and suppliers. We may in the future experience:
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
For example, any positive preclinical results in animals may not be replicated in human clinical studies. These programs may be also found to be unsafe in humans, particularly if higher doses are needed to achieve the desired levels of efficacy. Also, the positive safety results from single dose human clinical studies may not be replicated in other human studies, including multiple dose studies. Clinical and preclinical study results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the recruitment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate and shorten the time that an approved product may be protected by patents. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.

The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.
Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.
Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains a cybersecurity program, with direct oversight from senior management and the Board of Directors (the “Board”), to manage information, data, and technology security. The cybersecurity program is informed in part by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is designed to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company’s cybersecurity program has been developed in light of the nature of the Company’s business, resource availability, requirements from stakeholders, and industry trends. The Company has formed an internal cross-functional Technology Risk Management Committee comprised of representative leaders from various aspects of the Company’s business to broadly implement its cybersecurity program.
The Company’s cybersecurity program prioritizes vulnerability management, risk reduction, detection, and prevention to help protect against material risks from cybersecurity threats to its information systems. The Company routinely conducts internal and third-party cybersecurity risk assessments and penetration tests and incorporates relevant findings and recommendations into its overall cybersecurity strategy, as appropriate. Through these assessments, the Company develops targeted strategies intended to address the most significant cybersecurity risks and conducts at least one annual cybersecurity incident tabletop exercise to refine response plans.

The Company’s cybersecurity program emphasizes defense, rapid detection, and remediation of cybersecurity threats and incidents, including the use of various security tools and systems based on defense-in-depth and zero-trust principles that are intended to meet control requirements. The cybersecurity program also encompasses crisis incident response guidelines that detail the processes for the detection, response, mitigation, and remediation of cybersecurity incidents, in order to support the effective management of, response to, communication during, and recovery from any such incidents.
A key element of the Company’s strategy is fostering training and awareness through annual cybersecurity training and role-based phishing tests for employees and certain third parties having access to the Company’s information systems. The Company also utilizes a third-party cybersecurity operations monitoring center to help identify threats and incidents to the Company’s servers and computers. The Company’s cybersecurity preparedness program includes specific requirements and guidelines for the information security team relating to the Company's computer emergency response preparedness, intrusion response preparedness, and incident response preparedness.
When a potential cybersecurity threat or incident is identified, our processes require that the Senior Director of Information Security be promptly notified of the incident, who then is to conduct an initial investigation to determine the probability and potential of the threat or incident to have a material impact on key business systems and processes. If there is a reasonable possibility for a material impact to the Company’s business or information systems, the cybersecurity program requires that the Technology Risk Management Committee be promptly notified, which then assigns a risk level to the threat or incident. All threats and incidents identified as high-risk are promptly escalated to Company leadership and the legal department, who are tasked with activating and implementing a high-risk information security incident mitigation and response plan, which details the roles, responsibilities, and strategies to respond. Our cybersecurity program also requires that high-risk cybersecurity incidents or threats be reported to the Company’s Materiality Committee and the Audit Committee of the Board within 24 hours of their designation as high-risk by the Technology Risk Management Committee.
Cybersecurity risks are incorporated into our overall risk management program. If a cybersecurity risk is identified as high-risk, a response and mitigation plan is developed, and progress updates on the plan are routinely reported to the Technology Risk Management Committee and tracked by the Audit Committee of the Board as part of our overall risk management process.
The Company is not aware of any cybersecurity threats or incidents in the last fiscal year, including as a result of any prior cybersecurity incidents, that have had a material impact on our Company, including its business strategy, operations, or financial condition. However, we face certain ongoing cybersecurity risks and threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors,” under the heading “Our business and operations could suffer in the event of a cybersecurity incident or other information technology system failures.”
Execution of the Company’s cybersecurity program is delegated by the Board to the Senior Director of Information Security, who has nearly 25 years of relevant experience in information security, including 13 years at the Company, and is further supported by a team of security professionals within the Information Systems & Informatics department. The Senior Director of Information Security reports to the Vice President of Information Systems & Informatics, and they meet periodically with senior leadership and the Board to review metrics on cybersecurity preparedness, incidents, mitigations and remediation efforts. In addition, the Company’s internal audit team conducts periodic audits of its systems and cybersecurity processes, with findings reported to the Audit Committee and senior management.
The Company has also established a management-level Technology Risk Committee, which includes leaders from finance, legal, operations, quality & compliance, and information systems & informatics, who are responsible for overseeing the execution of high-risk incident response and mitigation plans. This committee actively reviews technology strategies, physical and cybersecurity threat assessment, and emerging issues and related initiatives. It is also responsible for evaluating the materiality of information for SEC filings and, as required or as otherwise appropriate, coordinates with the Company’s Materiality Committee to support timely disclosure of relevant information.
ITEM 2.PROPERTIES
The following table summarizes the Company’s leased facilities as of November 20, 2024.

	Approximate Square Footage	Primary Use	Lease Expiration	Remaining Lease Term (year)
Pasadena, California	49,000	Corporate Headquarters	April 2027	2.5
Madison, Wisconsin	107,000	Research Facility	September 2031	6.9
San Diego, California	144,000	Research and Office Facility	April 2038	13.5

The Company owns land in the Verona Technology Park in Verona, Wisconsin, which has been developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s manufacturing process development and analytical activities. During fiscal year 2024, the Company completed the build out of one of its laboratory and office facilities and plans to finalize the manufacturing facility by the end of the first quarter of fiscal year 2025.
ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings are set forth in the Company’s financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference. See Note 7 — Commitments and Contingencies of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of the Company’s common stock are traded on The Nasdaq Global Select Market under the symbol “ARWR.” There were 89 holders of record of the Company’s common stock as of November 20, 2024.
Dividends
The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.
Recent Sales of Unregistered Securities
To the extent required by Form 10-K, the disclosures set forth in Part II, Item 9B of this Annual Report on Form 10-K under the headings “Stock Purchase Agreement” and “Securities Purchase Agreement” are incorporated herein by reference.
Repurchases of Equity Securities
None.
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2019, in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024

$100 investment in stock or index	Ticker	2019	2020	2021	2022	2023	2024
Arrowhead Pharmaceuticals, Inc.	ARWR	$100.00	$152.80	$221.54	$117.28	$95.35	$68.74
NASDAQ Biotechnology Index	^NBI	$100.00	$136.10	$162.58	$120.46	$126.41	$152.44
NASDAQ Composite Index	^IXIC	$100.00	$139.61	$180.62	$132.21	$165.26	$227.38
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
The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generation and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, central nervous system (CNS), muscle, and adipose tissue; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s pipeline includes:
•Hypertriglyceridemia - plozasiran (formerly ARO-APOC3)
•Dyslipidemia - zodasiran (formerly ARO-ANG3)
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen)
•Muco-obstructive or inflammatory pulmonary conditions - ARO-MUC5AC and ARO-RAGE
•Idiopathic pulmonary fibrosis - ARO-MMP7
•Metabolic-dysfunction associated steatohepatitis (MASH) - GSK-4532990 (formerly ARO-HSD, out licensed to GSK);
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda)
•Chronic hepatitis B virus - daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989, out-licensed to GSK)
•Complement mediated diseases - ARO-C3
•Metabolic-dysfunction associated steatohepatitis (MASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Facioscapulohumeral muscular dystrophy - ARO-DUX4;
•Dystrophia myotonica protein kinase (DMPK) - ARO-DM1;
•Hepatic expression of complement factor B (CFB) - ARO-CFB
•Obesity - ARO-INHBE; and
•Spinocerebellar ataxia 2 - ARO-ATXN2
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
2024 Business Highlights
During fiscal year 2024, the Company continued to develop and advance its pipeline and partnered candidates and expand its facilities to support its growing programs. The bullets below highlight some of these key developments; however, this list is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s Consolidated Financial Statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.
•Presented new pivotal Phase 3 Data from PALISADE study of plozasiran in patients with familial chylomicronemia syndrome (FCS) at the European Society of Cardiology (ESC) Congress 2024 and simultaneously published in The New England Journal of Medicine. The Company filed a New Drug Application on November 16, 2024;

•Presented preclinical data and detailed plans to advance two next generation RNAi-based candidates, ARO-INHBE and ARO-ALK7, into upcoming clinical studies for the treatment of obesity and metabolic diseases. In preclinical studies to date, these candidates demonstrated the potential to reduce body weight and fat mass with a novel mechanism of action that may lead to improved preservation of lean muscle mass compared to currently approved obesity therapies. On September 23, 2024, the Company filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-INHBE and plans to file for regulatory clearance before the end of 2024 to initiate a clinical trial for its second obesity candidate, ARO-ALK7;
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
•Amgen completed enrollment in Amgen’s Phase 3 OCEAN(a) - outcomes trial of olpasiran, triggering a $50.0 million milestone payment to the Company from Royalty Pharma, which was paid in the third quarter of fiscal 2024;
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
2024 Financial Performance Summary
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $599.5 million for the year ended September 30, 2024 as compared to $205.3 million for the year ended September 30, 2023. Net loss per share – diluted was $5.00 for the year ended September 30, 2024 as compared to $1.92 for the year ended September 30, 2023. The change in net loss for the year ended September 30, 2024 was mainly due to a decrease in revenue from the Company’s license and collaboration agreements, in conjunction with increased research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
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
Further, the Company entered into a financing agreement with Sixth Street Lending Partners, as representatives of the several lenders. The financing agreement provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024. This is discussed further in Note 14, Financing Agreements of the Notes to the Company’s Consolidated Financial Statements in Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
The Company had $102.7 million of cash, cash equivalents and restricted cash and $578.3 million in available-for-sale securities as of September 30, 2024, as compared to $110.9 million of cash, cash equivalents and restricted cash and $292.7 million in available-for-sale securities as of September 30, 2023. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.
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
Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a NDA in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most-likely-amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s consolidated statements of operations and comprehensive loss. Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or preclinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.
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
Clinical Accruals—The Company accrues liabilities for products received or services incurred, particularly for ongoing clinical trials, where service providers have not yet billed or where billing terms do not align with the timing of the work performed as of the period-end. These costs mainly include third-party clinical management or clinical research organization (CRO), laboratory analysis, and investigator fees. Accrual estimates may be based on vendor communications to obtain pending invoices and/or estimates for services performed during the period. In some cases, these estimates require judgment, drawing on an understanding of research and development programs, services provided during the period, prior experience, and, where applicable, the expected duration of third-party contracts. Actual costs upon settlement may differ significantly from the accrued amounts in the Company’s consolidated financial statements, though historical estimates have not differed materially from actual costs.
Liability Related to the Sale of Future Royalties—Based on its evaluation of the agreement terms, the Company classifies the liability related to the sale of future royalties as a debt financing. The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.

RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Year Ended September 30,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenue	$3,551	$240,735	$243,231
Operating loss	$(601,080)	$(205,002)	$(178,507)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(599,493)	$(205,275)	$(176,063)
Net loss per share (diluted) attributable to Arrowhead Pharmaceuticals, Inc.	$(5.00)	$(1.92)	$(1.67)
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Revenue
Total revenue for the year ended September 30, 2024 decreased to $3.6 million, 98.5%, from the same period of 2023. The changes were primarily driven by decreased revenue recognition associated with the Company’s license and collaboration agreements during the year ended September 30, 2024. The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company determined that they key deliverables included the license and specific R&D services. Given the specialized and unique nature of the R&D services, the Company concluded that these deliverables represent one combined performance obligation. The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023.
During the fiscal year of 2023, the Company recorded $162.5 million of revenue, including a $40.0 million milestone payment by dosing the first patient in the Phase 3 REDWOOD clinical study of fazirsiran.
GSK: On December 11, 2023, GSK and the Company entered into the GSK-HBV Agreement. Under the GSK-HBV Agreement, GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen in October 2018. Under the terms of the GSK-HBV Agreement, the Company received $2.7 million during fiscal year 2024 upon signing the GSK-HBV Agreement.
On November 22, 2021, GSK and the Company entered into the GSK-HSD License Agreement. Under the GSK-HSD License Agreement, GSK has received an exclusive license for GSK-4532990. The Company has completed its performance obligation related to this agreement, and the upfront payment of $120.0 million was fully recognized in the year ended September 30, 2022. Further, during fiscal year 2023, the Company recorded a $30.0 million milestone payment by dosing the first patient in a Phase 2b trial under GSK-HSD License Agreement.
Horizon/Amgen: During the fiscal year of 2023, the Company recognized $6.7 million of the total $40.0 million upfront payment received in July 2021, which was recognized on a straight-line basis over the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. There was also $1.5 million of reimbursable costs. Horizon enrolled the first subject in December 2022 in a Phase 1 randomized, placebo-controlled trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457, triggering a $15.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. Further, Amgen enrolled the first subject in its Phase 3 trial of olpasiran, which triggered a $25.0 million milestone payment to the Company which was paid in the second quarter of fiscal 2023. On October 6, 2023, Amgen Inc. completed its acquisition of Horizon and subsequently notified the Company of Amgen’s intent to terminate the HZN-457 license. Horizon exercised its right to terminate the Horizon License Agreement for convenience, which took effect on December 21, 2023.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the years ended September 30, 2024 and 2023 are shown in the tables below.
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
The following table provides details of research and development expenses:

(in thousands)	Year Ended September 30, 2024	% of Expense Category	Year Ended September 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$259,280	51%	$162,459	46%	$96,821	60%
R&D discovery costs	74,150	15%	55,586	15%	18,564	33%
Salaries	96,418	19%	73,668	21%	22,750	31%
Facilities related	25,782	5%	16,267	5%	9,515	58%
Total research and development expense, excluding non-cash expense	$455,630	90%	$307,980	87%	$147,650	48%
Stock compensation	33,586	7%	34,332	10%	(746)	(2)%
Depreciation and amortization	16,654	3%	10,876	3%	5,778	53%
Total research and development expense	$505,870	100%	$353,188	100%	$152,682	43%
Candidate costs increased $96.8 million, or 60%, for the year ended September 30, 2024 compared to the same period of 2023. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs increased $18.6 million, or 33%, for the year ended September 30, 2024 compared to the same period of 2023. This increase was primarily driven by the growth of the Company’s discovery efforts and continued advancement into novel therapeutic areas and tissue types, along with rising costs associated with central nervous system (CNS) studies and lab supplies.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $22.8 million, or 31%, for the year ended September 30, 2024 compared to the same period of 2023. The increase was primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison and Verona, Wisconsin. These expenses increased $9.5 million, or 58%, for the year ended September 30, 2024 compared to the same period of 2023. The increase was primarily due to full-year expenses such as utilities and repair and maintenance charges associated with the new facilities in San Diego, California and Verona, Wisconsin
Stock compensation expense, a non-cash expense, is based upon the valuation of stock options and restricted stock units granted to employees. Stock compensation expense decreased $0.7 million, or 2%, for the year ended September 30, 2024 compared to the same period of 2023. The decrease was primarily due to the cancellation of awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on building, lab equipment and leasehold improvements. Depreciation and amortization expense increased $5.8 million, or 53% for the year ended September 30, 2024 compared to the same period of 2023. The increase was primarily attributed to higher leasehold improvements due to completion of the development of the San Diego facility. Additionally, as of December 31, 2023, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, and commenced depreciation.

The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following table provides details of general and administrative expenses:

(in thousands)	Year Ended September 30, 2024	% of Expense Category	Year Ended September 30, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$27,589	28%	$22,999	25%	$4,590	20%
Professional, outside services, and other	24,733	25%	20,720	22%	4,013	19%
Facilities related	4,116	4%	3,415	4%	701	21%
Total general & administrative expense, excluding non-cash expense	$56,438	57%	$47,134	51%	$9,304	20%
Stock compensation	40,382	41%	43,798	47%	(3,416)	(8)%
Depreciation/amortization	1,941	2%	1,617	2%	324	20%
Total general & administrative expense	$98,761	100%	$92,549	100%	$6,212	7%
Salaries expense increased $4.6 million, or 20%, for the year ended September 30, 2024 compared to the same period of 2023. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expenses include costs related to legal, audit, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. This expense increased $4.0 million, or 19%, for the year ended September 30, 2024 compared to the same period of 2023. The increase was primarily driven by legal services associated with patent applications and intellectual property matters, as well as other professional services.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, is based on the valuation of stock options and restricted stock units granted to employees. This expense decreased by $3.4 million, or 8%, for the year ended September 30, 2024 compared to the same period of 2023. The decrease was mainly due to lower compensation costs related to performance awards, as the timing of these expenses can vary based on the achievement of related performance targets.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other than with respect to the stock compensation costs described above, the Company anticipates these general and administrative expenses to increase as its pipeline of candidates grows and progresses to later phase clinical trials including commercialization efforts, in addition to inflationary pressure on goods and services and the labor market.
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense increased $9.9 million for the year ended September 30, 2024 compared to the same period of 2023. The increase was mainly due to non-cash interest expense associated with the liability related to the sale of future royalties and the Credit Facility, partially offset by higher income from increased investment yields due to higher average cash balance.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2023 for a discussion of changes in its results of operations from the year ended September 30, 2023 to the year ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements, and the sale of certain future royalties. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials, including commercialization efforts. Additionally, the Company expanded its facilities in Verona, Wisconsin and leased additional facilities in San Diego, California. Each of these expansions is designed to increase the Company’s internal manufacturing and discovery capabilities and requires significant capital investment. For further information on the Company’s capital needs, see the section titled “Risks Related to Our Financial Condition” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company’s cash, cash equivalents and restricted cash was $102.7 million at September 30, 2024 compared to $110.9 million at September 30, 2023. Cash invested in available-for-sale securities was $578.3 million at September 30, 2024 compared to $292.7 million at September 30, 2023.
On December 2, 2022, the Company entered into an open market sale agreement (“the Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of September 30, 2024, no shares have been issued under the Open Market Sale Agreement.
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
Further, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024. This is discussed further in Note 14, Financing Agreements of the Notes to the Company’s Consolidated Financial Statements in Part IV, “Item 15. Exhibits and Financial Statement Schedules.” If the Company repays in full the aggregate principal outstanding under the Credit Facility and such payment in full occurs on or prior to August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve a multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date. If such payment in full occurs after August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve the greater of the multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date and the present value of all interest payments that would have been payable from such date through the maturity date of the Credit Facility.
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months from the date of the issuance of these consolidated financial statements.
The following table presents a summary of cash flows:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Cash Flow from:
Operating activities	$(462,851)	$(153,890)	$(136,131)
Investing activities	(420,072)	(96,155)	(5,417)
Financing activities	870,520	253,053	65,186
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,403)	$3,008	$(76,362)

Cash, cash equivalents and restricted cash at end of period	$102,685	$110,891	$108,005
During the year ended September 30, 2024, cash flow used in operating activities was $462.9 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities amounted to $420.1 million, which was primarily attributable to capital expenditures of $141.5 million and investment purchases of $720.9 million, offset by proceeds from sales and maturities of investments of $442.3 million. Cash provided by financing activities of $870.5 million was related to cash received from the issuance of common stock, the Credit Facility, a milestone payment from Royalty Pharma, and stock option exercises. (See Note 13 — Liability Related to the Sale of Future Royalties and Note 14 — Financing Agreement of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”).
During the year ended September 30, 2023, cash flow used in operating activities was $153.9 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, partially offset by the receipt of the $110.0 million from collaboration and license agreements. Cash used in investing activities was $96.2 million, which was primarily related to the purchase of property and equipment of $176.7 million, offset by net proceeds of $80.6 million from maturities of securities. Cash provided by financing activities of $253.1 million was primarily related to the $250.0 million payment from Royalty Pharma as well as cash received from stock option exercises.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2023 for a discussion of cash flows from the year ended September 30, 2022.
Contractual Obligations
Based on the Company’s current operating plan, it believes that cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to satisfy its near-term capital and operating needs. Recent and expected working and other capital requirements include the items described below.
•For information related to the Company’s future commitments for its collaboration and licensing agreements, see Note 2 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•Amounts related to future lease payments for operating lease obligations at September 30, 2024 totaled $117.4 million, with $6.3 million expected to be paid within the next 12 months.
•Cash outflows for capital expenditures related to the manufacturing facility build-out at Verona, Wisconsin were $136.9 million in 2024 and $134.8 million in 2023. The Company expects to spend an additional $8.0 million to complete the build out of the facilities.
•A secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company does not expect to make payments within the next 12 months. See Note 14 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•The liability related to the sale of future royalties were $341.4 million at September 30, 2024, for which the Company does not expect to make payments within the next 12 months. See Note 13 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•Commitments related to the Company’s clinical, manufacturing and business operation related agreements totaled $471.9 million as of September 30, 2024. However, many of these agreements are cancellable.
•The Company has not entered into, nor does it currently have, any off-balance sheet arrangements (as defined under SEC rules).
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk exposures primarily due to its investing activities. The primary market risk exposure is change in interest rates. Adverse changes to rates may occur due to changes in the liquidity of a market or to changes in market perceptions of creditworthiness and risk tolerance.
The Company’s investment criteria are governed by its Investment Policy. The Company primarily invests its excess cash in securities of reputable financial institutions, corporations, and US government agencies with strong credit ratings. On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. This change enables the Company to sell securities to diversify its portfolio, reduce exposure to market risks, and provide flexibility to meet cash flow needs and new investment opportunities. Due to the relatively short-term nature of the investments that the Company holds, it does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this 2024 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, which is included herein.

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
ITEM 9B.OTHER INFORMATION
(a) License and Collaboration Agreement
On November 25, 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Sarepta Therapeutics, Inc. (“Sarepta”) for the co-development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and the lungs.
Under the Collaboration Agreement, Sarepta has received an exclusive worldwide license to the Company’s ARO-DUX4, ARO-DM1, ARO-MMP7, and ARO-ATXN2 clinical stage programs. Sarepta has also received an exclusive sublicensable worldwide license to the Company’s ARO-HTT, ARO-ATXN1, and ARO-ATXN3 preclinical stage programs.
Pursuant to the Collaboration Agreement, Sarepta will be able to select up to six new targets for which the Company will perform discovery, optimization and preclinical development. Upon completion of the Company’s preclinical activities, Sarepta will receive an exclusive license to the Company’s product-specific intellectual property rights covering those compounds and be wholly responsible for clinical development and commercialization of each compound.
Under the terms of the Collaboration Agreement, the Company expects to receive $500.0 million as an upfront payment and $250.0 million to be paid in annual installments of $50.0 million over 5 years. The Company is also eligible to receive $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study, which the Company is on track to achieve.
Further, for each of the 13 programs, the Company is eligible to receive development milestone payments between $110.0 million and $180.0 million per program and sales milestone payments between $500.0 million and $700.0 million per program. The Company is also eligible to receive tiered royalties on net sales of licensed products of up to the low double digits.
Closing of the Collaboration Agreement is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act.
The foregoing description of the Collaboration Agreement does not purport to be complete and is qualified in its entirety by reference to the Collaboration Agreement, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.
Stock Purchase Agreement
In connection with the Collaboration Agreement, on November 25, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with an affiliate of Sarepta (the “Purchaser”) for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock (the “Shares”), at a price per Share of $27.2507, for an aggregate value of approximately $325.0 million. The Private Placement is expected to close concurrently with the Collaboration Agreement (the “Closing”).
The Stock Purchase Agreement contains customary representations and warranties of the Company, on the one hand, and the Purchaser, on the other hand, and customary conditions to closing. The Stock Purchase Agreement provides that at any time following the Closing, the Purchaser may elect to exchange any or all of its Shares for pre-funded warrants to purchase shares of common stock of the Company, substantially in the form attached to the Stock Purchase Agreement.
At the Closing, the Company will enter into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Purchaser, which provides that the Company will appoint Doug Ingram to the board of directors of the Company effective as of the Closing. In addition, the Company will register the resale of the Shares pursuant to the Investor Rights Agreement. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission no later than 30 days following the Closing.
The Company has also agreed to, among other things, indemnify the Purchaser, their officers, directors, members, employees, partners, managers, stockholders, affiliates, investment advisors and agents under the registration statement from certain liabilities and pay certain fees and expenses incident to the Company’s obligations under the Investor Rights Agreement.
The securities to be issued and sold to Purchaser under the Stock Purchase Agreement will not be registered under the Securities Act of 1933, as amended (the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, or under any state securities laws. The Company relied on this exemption from registration based in part on representations made by the Purchaser. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Annual Report on Form 10-K is not an offer to sell or the solicitation of an offer to buy the securities described herein.
The foregoing descriptions of the Stock Purchase Agreement and the form of Investor Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the Stock Purchase Agreement and the form of Investor Rights Agreement, copies of which are filed as Exhibits 10.48 and 4.6 to this Annual Report on Form 10-K, respectively, and are incorporated by reference herein.
Amendment to Credit Facility
Also on November 26, 2024, the Company entered into an amendment to the Credit Facility (the “Amendment”) to modify, subject to certain conditions, amongst other things, the requirements to make prepayments of the loans under the Credit Facility with respect to the transactions contemplated by the Collaboration Agreement and the Stock Purchase Agreement.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2024.
Securities Purchase Agreement
On November 25, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional and accredited investor (the “Warrant Purchaser”) for a private placement of pre-funded warrants to purchase shares of common stock with an exercise price of $0.001 per share. Pursuant to the Securities Purchase Agreement, the Company sold pre-funded warrants to purchase up to 917,441 shares of common stock at a purchase price of $27.2497 per pre-funded warrant, for an aggregate value of approximately $25.0 million. The transaction is expected to close on or about November 27, 2024 (the “Warrant Closing”).
The Securities Purchase Agreement contains customary representations and warranties of the Company, on the one hand, and the Purchasers, on the other hand, and customary conditions to closing. At the Warrant Closing, the Company will enter into a Registration Rights Agreement (the Registration Rights Agreement) with the Warrant Purchaser, which provides that the Company will register the resale of the shares of common stock underlying the pre-funded warrants pursuant to the Registration Rights Agreement. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission no later than 30 days following the Warrant Closing.
The Company has also agreed to, among other things, indemnify the Purchaser, their officers, directors, members, employees, partners, managers, stockholders, affiliates, investment advisors and agents under the registration statement from certain liabilities and pay certain fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
The securities to be issued and sold to Warrant Purchaser under the Securities Purchase Agreement will not be registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, or under any state securities laws. The Company relied on this exemption from registration based in part on representations made by the Warrant Purchaser. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Annual Report on Form 10-K is not an offer to sell or the solicitation of an offer to buy the securities described herein.
The foregoing descriptions of the Securities Purchase Agreement, the form of Registration Rights Agreement and the form of Pre-Funded Warrant do not purport to be complete and are qualified in their entirety by reference to the Securities Purchase Agreement, the form of Registration Rights Agreement and the form of Pre-Funded Warrant, copies of which are filed as Exhibits 10.49, 4.7 and 4.8 to this Annual Report on Form 10-K, respectively, and are incorporated by reference herein.

(b) Trading Plans
During the fiscal quarter ended September 30, 2024, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Adeoye Olukotun	Board Member	09/24/2024	12/24/2024	06/24/2025	n/a	5,465
Christopher Anzalone	President and Chief Executive Officer	08/16/2024	03/03/2025	12/31/2025	n/a	351,726
Christopher Anzalone	President and Chief Executive Officer	08/22/2024	12/04/2024	12/31/2026	2,082,892	n/a
Christopher Anzalone	President and Chief Executive Officer	09/16/2024	01/02/2025	12/31/2026	96,566	n/a
Douglass Given	Board Member	09/12/2024	12/16/2024	12/31/2024	n/a	5,547
James Hamilton	Chief of Discovery and Translational Medicine	08/19/2024	12/04/2024	11/28/2025	n/a	30,000
(1) This column indicates the total number of shares vesting, but the 10b5-1 Plan provides for the sale of only those shares necessary to satisfy payment of applicable withholding taxes.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this Item will be incorporated by reference from the Company’s Definitive Proxy Statement, under the headings Proposal One — Election of Directors, Equity Compensation Plan Information, Corporate Governance, Environmental and Social Commitment, Executive Compensation, and, if applicable, Delinquent Section 16(a) Reports — to be filed for the Company’s 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).
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
		Quarterly Report on Form 10-Q, as Exhibit 3.2	May 2, 2023

3.3	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2023)	Current Report on Form 8-K as Exhibit 3.2	January 30, 2023

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	December 2, 2019

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K, as Exhibit 4.4	November 25, 2019

4.5	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

4.6*	Form of Investor Rights Agreement by and between Company and Sarepta Therapeutics Investments, Inc. (included as Exhibit A in Exhibit 10.48)

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
4.7*	Form of Registration Rights Agreement by and between Company and Avoro Life Sciences Fund LLC (included as Exhibit B in Exhibit 10.49)

4.8*	Form of Pre-Funded Warrant for Avoro Life Sciences Fund LLC

10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.5**	Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan	Schedule 14A, as Exhibit A	January 28, 2021

10.6**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.1	December 22, 2021

10.7**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.1	February 28, 2024

10.8**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan - Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.2	December 22, 2021

10.9**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.2	February 28, 2024

10.10**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.3	December 22, 2021

10.11**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Annual Report on Form 10-K, as Exhibit 10.11	November 29, 2023

10.12**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.13**	Arrowhead Pharmaceuticals, Inc. Inducement Plan	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 9, 2024

10.14**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.15**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.16†	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009 †	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.17†	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011†	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

10.18†	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.†	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.19†	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016†	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.20	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1)	November 25, 2016

10.21†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.22†	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018†	Annual Report on Form 10-K, as Exhibit 10.19	November 25, 2019

10.23†	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019†	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.24†	Amended and Restated License Agreement by and between Arrowhead Pharmaceuticals, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited, dated December 11, 2023	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 8, 2024

10.25	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.26†	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021

10.27	First Amendment to Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc. dated March 15, 2022	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 10, 2022

10.28†	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Horizon Therapeutics Ireland DAC, dated June 18, 2021†	Quarterly Report on Form 10-Q, as Exhibit 10.4	August 5, 2021

10.29	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Glaxosmithkline Intellectual Property, dated November 22, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 2, 2022

10.30	Royalty Purchase Agreement, dated as of November 9, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Royalty Pharma Investments 2019 ICAV	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 6, 2023

10.31	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9. 2016

10.32	Amendment No. 1 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated October 22, 2018	Annual Report on Form 10-K, as Exhibit 10.23	November 23, 2020

10.33	Amendment No. 2 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 10, 2019	Annual Report on Form 10-K, as Exhibit 10.24	November 23, 2020

10.34	Amendment No. 3 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 11, 2019	Annual Report on Form 10-K, as Exhibit 10.25	November 23, 2020

10.35	Amendment No. 4 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated September 19, 2019	Annual Report on Form 10-K, as Exhibit 10.26	November 23, 2020

10.36	Amendment No. 5 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated May 14, 2020	Annual Report on Form 10-K, as Exhibit 10.27	November 23, 2020

10.37	Amendment No. 6 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated November 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 4, 2021

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.38	Amendment No. 7 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated December 9, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 4, 2021

10.39*	Amendment No. 8 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated August 26, 2022

10.40*	Amendment No. 9 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated April 3, 2023

10.41*	Amendment No. 10 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 28, 2023

10.42*	Amendment No. 11 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated September 13, 2024

10.43	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

10.44	First Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 4, 2021

10.45	Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated November 19, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 2, 2022

10.46	First Amendment to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated September 26, 2023	Annual Report on Form 10-K, as Exhibit 10.39	November 29, 2023

10.47*†	Financing Agreement by and between Company and Sixth Street Lending Partners, dated August 7, 2024

10.48*	Stock Purchase Agreement by and between Company and Sarepta Therapeutics Investments, Inc., dated November 25, 2024

10.49*	Securities Purchase Agreement by and between Company and Avoro Life Sciences Fund LLC, dated November 25, 2024

16.1	Letter from Rose, Snyder & Jacobs LLP, dated December 4, 2023	Current Report on Form 8-K, as Exhibit 16.1	December 5, 2023

19.1*	Arrowhead Pharmaceuticals, Inc. Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Public Registered Accounting Firm

23.2*	Consent of Independent Public Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Arrowhead Pharmaceuticals, Inc. Compensation Recoupment (Clawback) Policy, dated November 20, 2023	Annual Report on Form 10-K, as Exhibit 97	November 29, 2023

101.INS*	Inline XBRL Taxonomy Extension Instance Document

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: November 26, 2024

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and Director (Principal Executive Officer)	November 26, 2024
Christopher Anzalone

/s/ Kenneth A. Myszkowski	Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2024
Kenneth A. Myszkowski

/s/ Douglass Given	Director, Chairman of the Board of Directors	November 26, 2024
Douglass Given

/s/ Mauro Ferrari	Director	November 26, 2024
Mauro Ferrari

/s/ Michael S. Perry	Director	November 26, 2024
Michael S. Perry

/s/ William Waddill	Director	November 26, 2024
William Waddill

/s/ Adeoye Olukotun	Director	November 26, 2024
Adeoye Olukotun

/s/ Victoria Vakiener	Director	November 26, 2024
Victoria Vakiener

/s/ Hongbo Lu	Director	November 26, 2024
Hongbo Lu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company) as of September 30, 2024, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over valuation of future royalty sales liability

As discussed in Note 13 to the consolidated financial statements, the Company records the obligations under the Royalty Pharma Agreement with Royalty Pharma Investments (RPI) at carrying value using the effective interest method. The Company amortizes the sale of future royalties utilizing the prospective method to estimate future royalties to be paid by the Company to RPI over the life of the arrangement. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments differ from the Company’s initial estimates, the Company will prospectively adjust the amortization of the royalty obligation and the effective interest rate. The estimate of the carrying value of the liability related to the sale of future royalties is derived from the estimate of future sales of olpasiran and the probability of success assumption. The estimate of future sales of olpasiran is based on key assumptions such as patient population, market penetration, olpasiran sales price, and the comparable guideline drug. The liability related to the sale of future royalties was $341,361 thousand as of September 30, 2024.

We identified the evaluation of the sufficiency of audit evidence over the determination of the carrying value of the liability related to the sale of future royalties as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained because of the level of audit effort associated with evaluating the carrying value of the liability related to the sale of future royalties.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the evaluation of the carrying value of the liability related to the sale of future royalties. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s valuation process, including the determination of the key assumptions into the carrying value of the liability related to the sale of future royalties as described above. We assessed the patient population and market penetration assumptions by comparing to independently sourced external market and industry data. We performed sensitivity analyses over the estimated olpasiran sales price and probability of success using independently sourced external market and industry data and evaluated the impact of changes in those assumptions on the carrying value of the liability related to the sale of future royalties. We assessed the reasonableness of the comparable guideline drug by evaluating against drugs similar to olpasiran in the marketplace. We evaluated the sufficiency of audit evidence obtained by assessing the cumulative results of the audit procedures performed and potential bias in the accounting estimate, including the appropriateness of the nature and extent of such evidence.

KPMG LLP
We have served as the Company’s auditor since 2024.

San Diego, CA
November 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Arrowhead Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated November 26, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

KPMG LLP
San Diego, CA
November 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Arrowhead Pharmaceuticals, Inc., and Subsidiaries (the Company) as of September 30, 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Rose, Snyder & Jacobs LLP
We have served as the Company’s auditor from 2004 to 2023.
Encino, California
November 29, 2023

Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$102,685	$110,891
Available-for-sale securities, at fair value	578,276	292,735
Prepaid expenses	9,537	8,813
Other current assets	4,973	4,033
Total current assets	695,471	416,472
Property, plant and equipment, net	386,032	290,262
Intangible assets, net	8,562	10,262
Right-of-use assets	45,255	45,297
Other assets	4,482	3,259
Total Assets	$1,139,802	$765,552

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,388	$35,866
Accrued expenses	63,017	39,763
Accrued payroll and benefits	21,989	17,963
Lease liabilities	6,342	10,563
Deferred revenue	—	866
Other liabilities	432	435
Total current liabilities	103,168	105,456
Long-term liabilities:
Lease liabilities, net of current portion	111,027	104,608
Liability related to the sale of future royalties	341,361	268,326
Credit facility	393,183	—
Total long-term liabilities	845,571	372,934
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders' equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 124,376 and 107,312 shares	217	200
Additional paid-in capital	1,806,000	1,300,395
Accumulated other comprehensive income (loss)	4,750	(3,222)
Accumulated deficit	(1,625,523)	(1,026,030)
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	185,444	271,343
Noncontrolling interest	5,619	15,819
Total noncontrolling interest and stockholders' equity	191,063	287,162
Total Liabilities, Noncontrolling Interest and Stockholders' Equity	$1,139,802	$765,552
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Revenue	$3,551	$240,735	$243,231
Operating expenses:
Research and development	505,870	353,188	297,307
General and administrative	98,761	92,549	124,431
Total operating expenses	604,631	445,737	421,738
Operating loss	(601,080)	(205,002)	(178,507)

Other income (expense):
Interest income	22,720	15,299	5,033
Interest expense	(32,352)	(18,326)	—
Other, net	(1,748)	1,538	765
Total other (expense) income	(11,380)	(1,489)	5,798

Loss before income tax expense and noncontrolling interest	(612,460)	(206,491)	(172,709)
Income tax (benefit) expense	(2,767)	2,784	3,785
Net loss including noncontrolling interest	(609,693)	(209,275)	(176,494)
Net loss attributable to noncontrolling interest, net of tax	(10,200)	(4,000)	(431)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(599,493)	$(205,275)	$(176,063)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(5.00)	$(1.92)	$(1.67)
Diluted	$(5.00)	$(1.92)	$(1.67)
Weighted-average shares used in calculating
Basic	119,784	106,750	105,426
Diluted	119,784	106,750	105,426

Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale securities	3,775	(2,964)	—
Foreign currency translation adjustments	4,197	(122)	(67)
Comprehensive loss	$(601,721)	$(212,361)	$(176,561)
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2021	104,327	$197	$1,053,386	$(69)	$(644,692)	$—	$408,822
Stock-based compensation	—	—	120,893	—	—	—	120,893
Exercise of stock options	606	—	5,185	—	—	—	5,185
Common stock - restricted stock units vesting	1,027	1	(1)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(67)	—	—	(67)
Interest in joint venture	—	—	39,750	—	—	20,250	60,000
Net loss	—	—	—	—	(176,063)	(431)	(176,494)
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	$19,819	$418,339
Stock-based compensation	—	—	78,130	—	—	—	78,130
Exercise of stock options	439	1	3,053	—	—	—	3,054
Common stock - restricted stock units vesting	913	1	(1)	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	(2,964)	—	—	(2,964)
Foreign currency translation adjustments	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	(205,275)	(4,000)	(209,275)
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Totals
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	73,968	—	—	—	73,968
Exercise of stock options	226	—	2,389	—	—	—	2,389
Common stock - restricted stock units vesting	1,048	1	(1)	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	429,265
Unrealized gains on available-for-sale securities	—	—	—	3,775	—	—	3,775
Foreign currency translation adjustments	—	—	—	4,197	—	—	4,197
Net loss	—	—	—	—	(599,493)	(10,200)	(609,693)
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	$5,619	$191,063
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,693)	$(209,275)	$(176,494)
Adjustments to reconcile net loss to net cash flow from operating activities:
Stock-based compensation	73,968	78,130	120,893
Depreciation and amortization	18,595	12,493	10,421
(Accretion) Amortization of note premiums/discounts	(3,244)	(2,017)	2,910
Non-cash interest expense on liability related to the sale of future royalties	23,035	18,326	—
Non-cash interest expense on credit facility	9,317	—	—
Realized loss on investments	80	—	4,432
Changes in operating assets and liabilities:
Accounts receivable	—	1,410	8,845
Prepaid expenses and other current assets	(1,664)	11,603	(19,291)
Accounts payable	(5,536)	32,998	(6,589)
Accrued expenses	32,117	(14,965)	17,750
Deferred revenue	(866)	(129,183)	(112,501)
Operating lease, net	2,240	46,590	13,428
Other	(1,200)	—	65
Net cash used in operating activities	(462,851)	(153,890)	(136,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(141,469)	(176,737)	(52,777)
Purchases of investments	(720,947)	(246,141)	(223,391)
Proceeds from sales and maturities of investments	442,344	326,723	270,751
Net cash used in investing activities	(420,072)	(96,155)	(5,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	429,265	—	—
Proceeds from the sale of future royalties	50,000	250,000	—
Proceeds from credit facility	392,000	—	—
Payment of debt issuance costs	(3,134)	—	—
Proceeds from the exercises of stock options	2,389	3,053	5,186
Proceeds from investment in joint venture	—	—	60,000
Net cash provided by financing activities	870,520	253,053	65,186

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,403)	3,008	(76,362)

Effect of exchange rate on cash, cash equivalents and restricted cash	4,197	(122)	(67)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	110,891	108,005	184,434
END OF PERIOD	$102,685	$110,891	$108,005

Supplementary disclosure of cash flows:
Income Taxes Paid	$(3,744)	$—	$(2)

Supplementary disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$4,206	$14,044	$17,578

Supplementary disclosure of non-cash financing activities:
Debt issuance costs included in accrued expenses	$5,000	$—	$—
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead
	zodasiran	Phase 2b	Arrowhead
	olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MUC5AC	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
	ARO-INHBE	Phase 1/2a	Arrowhead
Muscle	ARO-DUX4	Phase 1/2a	Arrowhead
	ARO-DM1	Phase 1/2a	Arrowhead
Central Nervous System (CNS)	ARO-ATXN2	Phase 1/2a	Arrowhead
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
Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant capital investment will be required as the Company’s pipeline matures into later stage clinical trials, including commercialization efforts.
At September 30, 2024, the Company had $102.7 million in cash, cash equivalents and restricted cash ($3.5 million in restricted cash) and $578.3 million in available-for-sale securities to fund operations. During the year ended September 30, 2024, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $277.3 million. This increase was primarily driven by net proceeds from the credit facility and the underwritten offering as discussed below, offset by ongoing expenses related to the Company’s research and development programs, general and administrative costs, and capital expenditures.
On August 7, 2024, the Company entered into a financing agreement (the “Financing Agreement”) with Sixth Street Lending Partners, as representatives of several lenders. The Financing Agreement provides for a senior secured term loan facility of $500 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024. See Note 14.
On January 2, 2024, the Company entered into an underwriting agreement with Jefferies LLC, BofA Securities, Inc., and Cowen and Company, LLC, as representatives of the several underwriters. The Company issued 15,790,000 shares of common stock at an offering price of $28.50 per share. The aggregate purchase price paid by investors was $450.0 million, and the Company received net proceeds of $429.3 million after deducting advisory fees and offering expenses.
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
There was $3.5 million and $7.9 million restricted cash at September 30, 2024 and 2023, respectively, that is primarily held as collateral associated with letters of credit for the Company’s facility leases.
Investments
The Company classified all of its investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations as of September 30, 2024 and 2023. The available-for-sale investments may consist of investment-grade interest bearing instruments, primarily money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper, which are accounted for at fair value. Dividends from these funds were automatically re-invested. Changes in fair values are reported as unrealized gains or losses and are recorded in the Company’s consolidated statement of operations and comprehensive loss.
The Company evaluates its investments for impairment. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of operations and comprehensive loss. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors, including the length of time to maturity and the extent to which the fair value has been less than the cost, recoverability of future cash flows as compared to carrying value of the security, the financial condition and the near-term prospects of the issuer, and the Company’s ability and intent to hold the security. If a decline in fair value of investments is determined to be other-than-temporary, the securities are written down to fair value as the new cost basis and the amount of the write down is accounted for as realized losses. The Company did not recognize any other-than-temporary impairments of its investment for the years ended September 30, 2024, 2023, and 2022.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash, cash equivalents and restricted cash and investments. As of September 30, 2024 and 2023, the Company’s investments were primarily invested in money market funds, commercial paper, and corporate debt securities through highly rated financial institutions. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company also maintains several bank accounts primarily at two financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the expected useful life or the remaining lease term. Construction in progress reflects amounts incurred for construction or improvements of property, plant and equipment that have not been placed in service. Upon disposition, the cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in the Company’s consolidated statement of operations and comprehensive loss.
The estimated useful lives of property, plant and equipment are as follows (in years):

Estimated Useful Lives
Building	39
Research equipment	5 to 10
Furniture	7
Computers and software	3 to 5
Leasehold improvements	3 to 15
The Company periodically assesses long-lived assets or asset groups, including property, plant and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended September 30, 2024, 2023, and 2022.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization include certain patents and license agreements. The Company evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of intangible assets may exceed their implied fair values. No impairment charges were recorded during the years ended September 30, 2024, 2023, and 2022.
Leases
The Company determines whether a contract is, or contains, a lease at inception. All of the Company’s leases are classified as operating leases. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. As of September 30, 2024 and 2023, the Company is not reasonably certain that it will exercise renewal options for any lease facilities. Therefore, these options are not included in the right-of-use assets and liabilities.
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
Clinical Accruals

The Company accrues liabilities for products received or services incurred, particularly for ongoing clinical trials, where service providers have not yet billed or where billing terms do not align with the timing of the work performed as of the period-end. These costs mainly include third-party clinical management or clinical research organization (CRO), laboratory analysis, and investigator fees. Accrual estimates may be based on vendor communications to obtain pending invoices and/or estimates for services performed during the period. In some cases, these estimates require judgment, drawing on an understanding of research and development programs, services provided during the period, prior experience, and, where applicable, the expected duration of third-party contracts. Actual costs upon settlement may differ significantly from the accrued amounts in the Company’s consolidated financial statements, though historical estimates have not differed materially from actual costs.
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
Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a New Drug Application (“NDA”) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s consolidated statements of operations and comprehensive loss. Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or preclinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.
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
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of Financial Accounting Standards Board (“FASB”) Topic 808 - Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606 - Revenue for Contracts from Customers. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.
Research and Development Expenses
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
The Company also considers all of its economic interests to assess whether the Company has the obligation to absorb losses of Visirna or the right to receive benefits from it that could potentially be significant to Visirna. This assessment requires the Company to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to Visirna. Factors considered in assessing the significance include: the design of Visirna, including its capitalization structure, subordination of interests, payment priority, and the reasons why the interests are held by the Company.
At Visirna’s inception, the Company determined whether it was the primary beneficiary and if Visirna should be consolidated based on the facts and circumstances. The Company performs ongoing reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation is required. As of September 30, 2024, there were no events to be reconsidered in the consolidation.
Net Loss per Share
Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units outstanding.
During the years ended September 30, 2024, 2023 and 2022, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units outstanding during the period due to their anti-dilutive effect.
Foreign Currency Translation Adjustments
One of the Company’s wholly-owned subsidiaries’ functional currencies is not the United States dollar, which is the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive loss.
Segment Information
The Company operates as a single segment because its chief decision makers review operating results on an aggregate basis and manage its operations as a single operating segment.

Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This guidance will become effective for the Company beginning on October 1, 2025. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.
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
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
GSK	$2,685	$29,657	$124,764
Horizon	—	23,206	29,181
Takeda	866	162,516	85,834
Janssen	—	356	3,452
Amgen	—	25,000	—
Total	$3,551	$240,735	$243,231
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	September 30,
	2024	2023
	(in thousands)
Receivables included in accounts receivable	$—	$—
Contract liabilities included in deferred revenue	$—	$866
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
The Company determined the initial transaction price totaled $120.0 million, including the upfront payment, which was collected in January 2022. The Company has completed its performance obligation related to this agreement, and the upfront payment of $120.0 million was fully recognized in the year ended September 30, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023 and paid a $30.0 million milestone payment to the Company in the third quarter of fiscal 2023.
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
There were no contract assets and liabilities recorded as of September 30, 2024.
Horizon Therapeutics Ireland DAC (“Horizon”)
In June 2021, Horizon and the Company entered into a collaboration and license agreement (the “Horizon License Agreement”). Under the terms of the Horizon License Agreement, Horizon received a worldwide exclusive license for HZN-457, a clinical-stage medicine being developed by Horizon as a potential treatment for people with uncontrolled gout.
At the inception of the Horizon License Agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables included the license and certain R&D services, including the Company’s responsibilities to conduct all activities through the preclinical stages of development of HZN-457 (the “Horizon R&D Services”). The Company received a $40.0 million upfront payment in July 2021. Revenue was recognized on a straight-line basis, which corresponded to the timeframe for completing the Horizon R&D Services, concluding in the first quarter of 2023. Further, the Company received an additional $15.0 million upon Horizon’s initiation of a Phase 1 clinical trial in January 2023.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of September 30, 2024.
The Company recorded $23.4 million as accrued expenses as of September 30, 2024 that was primarily driven by co-development and co-commercialization activities.
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
Amgen Inc. (“Amgen”)
In September 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi olpasiran (previously referred to as AMG-890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the Olpasiran Agreement, Amgen is wholly responsible for clinical development and commercialization.
Under the Olpasiran Agreement, the Company has received $35.0 million in upfront payments and $21.5 million in the form of an equity investment by Amgen in the Company’s common stock. Further, the Company received an additional $55.0 million in milestone payments; $10.0 million upon Amgen’s initiation of a Phase 1 study in September 2018, $20.0 million upon its initiation of a Phase 2 clinical study in July 2020, and $25.0 million upon its first subject enrollment in a Phase 3 trial in December 2022. The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of September 30, 2024.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement with Royalty Pharma (the “Royalty Pharma Agreement”). Pursuant to the Royalty Pharma Agreement, Royalty Pharma paid an upfront amount of $250.0 million during the first quarter of fiscal 2023. An additional milestone payment of $50.0 million was paid during the third quarter of fiscal 2024 due to the completed enrollment of the Phase 3 OCEAN(a) outcomes trial for olpasiran. In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $485.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 13.

NOTE 3. BALANCE SHEET ACCOUNTS

Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	September 30,
	2024	2023
	(in thousands)
Land	$2,996	$2,996
Building	75,988	—
Research equipment	65,353	56,509
Furniture	5,594	1,540
Computers and software	981	700
Leasehold improvements	104,410	103,813
Construction in progress	188,731	166,655
	444,053	332,213
Less: Accumulated depreciation and amortization	(58,021)	(41,951)
Property, plant and equipment, net	$386,032	$290,262
Depreciation and amortization expense for property, plant and equipment for the years ended September 30, 2024, 2023, and 2022 was $16.9 million, $10.7 million and $8.7 million, respectively.
During the first quarter of fiscal 2024, the Company completed the build out of one of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $76.0 million from construction in progress to building as of September 30, 2024. Further, the Company commenced depreciation on the newly completed facility over a 39-year period.
Accrued Expenses
Accrued expenses consist of the following:

	September 30,
	2024	2023
	(in thousands)
Accrued R&D expenses	$28,069	$12,826
Accrued R&D expenses; co-development	23,351	5,895
Accrued capital expenditures	4,206	14,044
Other	7,391	6,998
Total accrued expenses	$63,017	$39,763

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of September 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$577,465	$837	$(26)	$578,276
Total current investments	$577,465	$837	$(26)	$578,276

	As of September 30, 2023
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$295,699	$3	$(2,967)	$292,735
Total current investments	$295,699	$3	$(2,967)	$292,735
As of September 30, 2024, the gross unrealized losses were immaterial, and all of the Company’s available-for-sale investments were due within one year or less. On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. At the date of the transfer, the carrying value of the Company’s held-to-maturity securities was $295.7 million, and net unrealized losses of $3.0 million were recognized in accumulated other comprehensive loss.
The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of September 30, 2024 and 2023.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of September 30, 2024
Patents	$21,728	$14,873	$—	$6,855	14
License	3,129	1,422	—	1,707	21
Total intangible assets, net	$24,857	$16,295	$—	$8,562

As of September 30, 2023
Patents	$21,728	$13,321	$—	$8,407	14
License	3,129	1,274	—	1,855	21
Total intangible assets, net	$24,857	$14,595	$—	$10,262
Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2024 and 2023.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense in each of 2024, 2023, and 2022 was $1.7 million. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2024:

Amortization Expense
Year Ending September 30,	(in thousands)
2025	$1,700
2026	1,700
2027	1,700
2028	1,700
2029	795
Thereafter	967
Total	$8,562

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of September 30, 2024
Common stock	$0.001	290,000	124,376	124,376
Preferred stock	$0.001	5,000	—	—

As of September 30, 2023
Common stock	$0.001	290,000	107,312	107,312
Preferred stock	$0.001	5,000	—	—
As of September 30, 2024 and 2023, respectively, 11,492,293 and 12,709,837 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

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
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of September 30, 2024, no shares have been issued under the Open Market Sale Agreement.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2024 and 2023.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, which has been developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s manufacturing process development and analytical activities. During the first quarter of fiscal 2024, the Company completed the build out of one of its laboratory and office facilities.
As of September 30, 2024, the Company has incurred $285.7 million and intends to spend an additional $8.0 million to complete the build out of the facilities.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2024.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2024.
The lease agreement grants the Company the right to receive an Additional Tenant Improvement Allowance (“ATIA”) funded by the lessor, with a maximum amount of $7.2 million, subject to a 7% interest per annum over the base term. Further, on September 25, 2023, the Company executed the first amendment to the lease, which grants a second ATIA with a maximum amount of $23.6 million, bearing interest at a rate of 9% per annum over the base term. The Company received $3.1 million and $27.7 million in ATIA from the lessor during fiscal years 2024 and 2023, respectively. As a result, the Company remeasured its lease liability and right-of-use assets to reflect these additional allowances and the related increased lease payments. The Company has further concluded that these ATIAs have no effects on the classification of the lease.
The Company previously subleased additional research and development space in San Diego, California, which sublease ended during the fiscal year of 2023.
Madison, Wisconsin: The Company leases 107,000 square feet space located at 502 South Rosa Road for its office and laboratory facilities from University Research Park, Inc., which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of September 30, 2024.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

		September 30,
Lease Assets and Liabilities	Classification	2024	2023
		(in thousands)

Operating lease assets	Right-of-use assets	$45,255	$45,297
Current operating lease liabilities	Lease liabilities	6,342	10,563
Non-current operating lease liabilities	Lease liabilities, net of current portion	111,027	104,608

		Year Ended September 30,
Lease Cost	Classification	2024	2023	2022
		(in thousands)

Operating lease cost	Research and development	$11,035	$10,350	$7,278
	General and administrative expense	2,006	1,730	1,757

Variable lease cost(1)	Research and development	3,648	1,179	728
	General and administrative expense	—	—	—
Total		$16,689	$13,259	$9,763
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was $0, $1.4 million and $0.3 million short-term lease cost during the years ended September 30, 2024, 2023, and 2022, respectively.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2024:

Year	Amounts
(in thousands)
2025	$15,456
2026	15,799
2027	14,974
2028	13,619
2029	13,905
2030 and thereafter	114,790
Total	$188,543
Less imputed interest	(71,174)
Total operating lease liabilities	$117,369
Supplemental cash flow and other information related to leases was as follows:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,099	$48,391	$—
Right-of-use assets adjusted in exchange for new/amended operating lease liabilities	$(29)	$17,071	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,038	$5,204	$4,500

Weighted-average remaining lease term (in years)	12.5	13.5	7
Weighted-average discount rate	8.0%	8.0%	8.5%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 2,899,230 shares of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of September 30, 2024.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are reserved for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of September 30, 2024, the total number of shares available for issuance was 4,600,465 shares, which includes 159,678 and 190,627 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 3,749,840 shares have been granted under the 2021 Plan.
Under the Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2024, the total number of shares remaining available for issuance was 510,600 shares, and 362,050 shares have been granted under the Inducement Plan.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company's equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2024, there were 655,645 and 244,625 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding:

	As of September 30, 2024
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	1,290,720	32,151	655,645	1,978,516
Restricted stock units	1,608,510	2,768,776	536,026	4,913,312
Total	2,899,230	2,800,927	1,191,671	6,891,828

The following table summarizes stock-based compensation expenses included in operating expenses:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Research and development	$29,527	$34,332	$32,371
General and administrative	37,570	43,798	88,522
Total	$67,097	$78,130	$120,893

Stock Option Awards
The following table presents a summary of the stock option activity for the year ended September 30, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	2,263,477	$22.68
Granted	—	—
Cancelled or expired	(58,957)	36.80
Exercised	(226,004)	10.64
Outstanding at September 30, 2024	1,978,516	$23.39	3.5	$13,782,840
Exercisable at September 30, 2024	1,975,824	$23.33	3.5	$13,782,840
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended September 30, 2024, 2023, and 2022 was $4.2 million, $12.2 million and $27.6 million, respectively.
Stock-based compensation expense related to stock options outstanding for the years ended September 30, 2024, 2023, and 2022 was $2.8 million, $8.4 million and $10.8 million, respectively.
As of September 30, 2024, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $0.1 million will be recognized in the Company’s results of operations over a weighted average period of 2 months.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

	Year Ended September 30,
	2024(5)	2023	2022(5)
Expected dividend yield(1)	—	—	—
Risk-free interest rate(2)	N/A	3.69 – 4.57%	N/A
Expected volatility(3)	N/A	86.4%	N/A
Expected term (in years)(4)	N/A	6.25	N/A
Weighted-average grant date fair value per share	N/A	25.61	N/A
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
(5) No options were granted during the year ended September 30, 2024 and September 30, 2022.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. As of September 30, 2024, stock-based compensation expense related to the Visirna ESOP was $6.9 million.
Restricted Stock Units
Restricted stock units (“RSUs”), including market-based, time-based and performance-based awards, have been granted under the Company’s 2013 and 2021 Plans, the Inducement Plan and as inducements awards granted outside of the Company’s equity-based compensation plans. At vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding as of September 30, 2023	4,241,640	$58.43
Granted	1,939,025	30.53
Vested	(1,047,565)	51.90
Forfeited	(219,788)	40.43
Outstanding as of September 30, 2024	4,913,312	$49.61
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the years ended September 30, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $64.3 million, $69.7 million and $113.6 million, respectively, related to shares of RSUs. As of September 30, 2024, there was $80.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At September 30, 2024 and 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$160,723	$—	$160,723
Commercial notes	—	179,714	—	179,714
Corporate debt securities	—	237,839	—	237,839
Total available-for-sale securities	—	578,276	—	578,276
Cash equivalents
Money market instruments	66,966	—	—	66,966
Total cash equivalents	66,966	—	—	66,966
Total financial assets	$66,966	$578,276	$—	$645,242

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government bonds	$31,553	$—	$—	$31,553
Municipal securities	—	7,093	—	7,093
Commercial notes	—	22,205	—	22,205
Corporate debt securities	—	231,884	—	231,884
Total available-for-sale securities	31,553	261,182	—	292,735
Cash equivalents
Money market instruments	39,733	—	—	39,733
Total cash equivalents	39,733	—	—	39,733
Total financial assets	$71,286	$261,182	$—	$332,468
NOTE 11. INCOME TAXES
Income Tax Provision
The components of the loss before income tax expense and noncontrolling interest are as follows:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)

Domestic	$(582,333)	$(194,639)	$(170,570)
Foreign	(30,127)	(7,852)	(1,708)
Total	$(612,460)	$(202,491)	$(172,278)
The provision for income taxes consisted of the following components:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Current:
Federal	$148	$1,074	$—
State	375	1,710	304
Foreign	(3,290)	—	3,481
Total current tax	$(2,767)	$2,784	$3,785

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax	$—	$—	$—
Income tax provision	$(2,767)	$2,784	$3,785
The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the consolidated statements of operations and comprehensive loss. A notional 21% tax rate was applied as follows:

	September 30,
	2024	2023	2022
U.S. federal statutory income tax	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6%	0.4%	8.6%
Tax credits	3.0%	6.8%	—%
Permanent and other items	2.5%	(4.6)%	(1.7)%
Non-deductible compensation	(0.9)%	(4.6)%	—%
Foreign-derived intangible income deduction	—%	1.2%	—%
Stock compensation	(0.7)%	(1.1)%	(1.7)%
Valuation allowance	(27.0)%	(20.5)%	(28.4)%
Effective income tax rate	0.5%	(1.4)%	(2.2)%
Deferred Income Taxes
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	September 30,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$102,716	$60,495
Capitalized research and development	156,015	75,208
Tax credits	85,428	66,407
Deferred revenue	81,556	59,441
Lease liabilities	27,999	25,382
Stock compensation	10,989	10,296
Accrued compensation	4,078	3,082
Intangible assets	1,384	1,523
Other	2,843	2,636
Total gross deferred tax assets	$473,008	$304,470

Valuation allowance	$(448,867)	$(284,626)

Deferred tax liabilities:
Fixed assets	$(13,155)	$(9,878)
Right-of-use assets	(10,792)	(9,966)
Unrealized gains	(194)	—
Total gross deferred tax liability	$(24,141)	$(19,844)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation at September 30, 2024 and 2023, a valuation allowance of $448.9 million and $284.6 million, respectively, has been recorded.
As of September 30, 2024, the Company had accumulated federal, state, and foreign net operating loss (“NOL”) carry forwards of $223.1 million, $693.2 million and $38.3 million, respectively. Of the $223.1 million in federal NOL carryforwards, $23.3 million was generated before January 1, 2018, and is subject to a 20-year carryforward period (“pre-Tax Act losses”), with expiration beginning in 2031. The remaining $199.8 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to an 80% taxable income limitation. Of the $693.2 million in state NOL carryforwards, $5.4 million can be carried forward indefinitely, while the remaining balance begins to expire in 2031. The Company also has foreign NOL carryforwards totaling $38.3 million, which begin to expire in 2027. Additionally, the Company has federal and state income tax credits of $85.6 million and $20.1 million, respectively. The federal credits begin to expire in 2035. Of the state income tax credits, $11.2 million begins to expire in 2035, while the remaining credits can be carried forward indefinitely.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of an entity’s NOL and research and development credit carryforwards may be limited if there is a cumulative ownership change of greater than 50% within a three-year period. The annual limitation is determined based on the entity’s value immediately prior to the ownership change. Future ownership changes could further affect the limitation. If a limitation is applied, the related tax asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. To date, the Company has completed an analysis pursuant to Sections 382 and 383 through September 30, 2023. Ownership Changes may have occurred since then, and future changes could potentially limit the Company’s ability to utilize these attributes.
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
The following table summarizes the Company’s gross unrecognized tax benefits:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Beginning balance of unrecognized tax benefits	$14,536	$3,481	$—
Gross increase for prior period tax positions	654	9,495	3,481
Gross decrease for prior period tax positions	—	(1,489)	—
Gross increase for current period tax positions	3,415	3,049	—
Lapse of statue of limitations	(1,992)	—	—
Ending balance of unrecognized tax benefits	$16,613	$14,536	$3,481
The Company has recorded income tax benefit of $3.3 million for the year ended September 30, 2024, and income tax expense of $0 and $3.5 million for the years ended September 30, 2023 and 2022, respectively, related to uncertain tax positions inclusive of interest and penalties. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. As of September 30, 2024, the Company has not accrued any interest or penalties.
If the unrecognized tax benefit as of September 30, 2024 is ultimately recognized, there would be no reduction in the Company’s income tax expense or effective tax rate, excluding the impact of U.S. Tax benefits netted against deferred taxes that are subject to a valuation allowance. The Company does not anticipate any changes in its unrecognized tax benefits over the next 12 months.
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
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At September 30, 2024, the Company had $0 in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.
The tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year that the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.
NOTE 12. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution retirement plan which is under Section 401(k) of the Internal Revenue Code and is designed to adhere to ERISA Fiduciary standards. All of the Company’s full-time employees are eligible to participate this plan. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan allows for a discretionary match in an amount up to 100% of each participant’s first 3% of compensation contributed plus 50% of each participant’s next 2% of compensation contributed.
For the years ended September 30, 2024, 2023, and 2022, the Company recorded expenses for the matching contributions under this plan of $3.4 million, $2.2 million and $1.7 million, respectively.
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of September 30, 2024, the estimated effective interest rate was 6.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	September 30,
	2024	2023
	(in thousands)
Beginning carrying value	$268,326	$—
Upfront payment received	—	250,000
Milestone payment received	50,000	—
Non-cash interest expense recognized	23,035	18,326
Ending carrying value	$341,361	$268,326
NOTE 14. FINANCING AGREEMENT
On August 7, 2024 (the “Closing Date”), the Company entered into the Financing Agreement with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders. The Financing Agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the Closing Date and an additional $100.0 million available at the Company’s option, subject to mutual agreement with Sixth Street, over the seven-year term. The outstanding principal balance of this Credit Facility, along with the accrued but unpaid interest, is due and payable on August 7, 2031 and bears interest at an annual rate of 15.0%. On the Closing Date, the Company received net proceeds of

$390.7 million, after issuance costs. Additional fees related to third parties have been paid or accrued as of September 30, 2024.
The Company is permitted to use the net proceeds for working capital, capital expenditures and general corporate purposes of the Company and its subsidiaries.
The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to partially repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. If the Company repays in full the aggregate principal outstanding under the Credit Facility and such payment in full occurs on or prior to August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve a multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date. If such payment in full occurs after August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve the greater of the multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date and the present value of all interest payments that would have been payable from such date through the maturity date of the Credit Facility.
All obligations under the Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and will be guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $100.0 million if the Company’s market capitalization is above $1.5 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
The Financing Agreement contains certain embedded features that were identified and evaluated as not material to the consolidated financial statements.
The outstanding balance of the Credit Facility consisted of the following:

	September 30,
	2024	2023
	(in thousands)
Initial Term Loan	$400,000	$—
Interest on the Initial Term Loan	9,000	—
Less: Unamortized debt discount and issuance costs	(15,817)	—
Net carrying amount	$393,183	$—
The following table sets forth total interest expense recognized related to the Credit Facility:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Amortization of debt discount and issuance costs	$317	$—	$—
Contractual interest expense	9,000	—	—
Total interest expense	$9,317	$—	$—
The amounts shown in the table below, related to the Credit Facility, represent the maximum payments the Company is obligated to make to the Lenders during the indicated periods. A principal repayment of $400.0 million is scheduled for the fifth year, in line with the contractual terms of the Credit Facility. Actual payments may vary and could be lower than the amounts presented in the table.

Year	Amounts
(in thousands)
2025	$—
2026	—
2027	—
2028	—
2029	400,000
Thereafter	9,000
Total	$409,000

NOTE 15. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the years ended September 30, 2024, 2023 and 2022.

	Year Ended September 30,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(599,493)	$(205,275)	$(176,063)

Denominator:
Weighted-average basic shares outstanding	119,784	106,750	105,426
Effect of dilutive securities	—	—	—
Weighted-average diluted shares outstanding	119,784	106,750	105,426

Basic net loss per share	$(5.00)	$(1.92)	$(1.67)
Diluted net loss per share	$(5.00)	$(1.92)	$(1.67)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Options	707	633	533
Restricted stock units	4,030	3,420	3,352
Total	4,737	4,053	3,885

NOTE 16. SUBSEQUENT EVENTS
On November 25, 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Sarepta Therapeutics, Inc. (“Sarepta”) for the co-development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and the lungs.
Under the Collaboration Agreement, Sarepta has received an exclusive worldwide license to the Company’s ARO-DUX4, ARO-DM1, ARO-MMP7, and ARO-ATXN2 clinical stage programs. Sarepta has also received an exclusive sublicensable worldwide license to the Company’s ARO-HTT, ARO-ATXN1, and ARO-ATXN3 preclinical stage programs.
Pursuant to the Collaboration Agreement, Sarepta will be able to select up to six new targets for which the Company will perform discovery, optimization and preclinical development. Upon completion of the Company’s preclinical activities, Sarepta will receive an exclusive license to the Company’s product-specific intellectual property rights covering those compounds and be wholly responsible for clinical development and commercialization of each compound.
Closing of the Collaboration Agreement is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act.
In connection with the Collaboration Agreement, on November 25, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement is expected to close concurrently with the Collaboration Agreement.
Under the terms of the agreements taken together, the Company expects to receive $500.0 million as an upfront payment under the Collaboration Agreement, $325.0 million in the form of an equity investment under the Stock Purchase Agreement, and $250.0 million to be paid in annual installments of $50.0 million over 5 years. The Company is also eligible to receive $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study, which the Company is on track to achieve. Further, for each of the 13 programs, the Company is eligible to receive development milestone payments between $110.0 million and $180.0 million per program and sales milestone payments between $500.0 million and $700.0 million per program. The Company is also eligible to receive tiered royalties on net sales of licensed products of up to the low double digits.
On November 26, 2024, the Company also entered into an amendment to the Credit Facility to modify, subject to certain conditions, amongst other things, the requirements to make prepayments of the loans under the Credit Facility with respect to the transactions contemplated by the Collaboration Agreement and the Stock Purchase Agreement.
On November 25, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional and accredited investor for a private placement of pre-funded warrants to purchase shares of common stock with an exercise price of $0.001 per share. Pursuant to the Securities Purchase Agreement, the Company sold pre-funded warrants to purchase up to 917,441 shares of common stock at a purchase price of $27.25 per pre-funded warrant, for an aggregate value of approximately $25.0 million. The transaction is expected to close on or about November 27, 2024.