Form 10-Q
period 2024-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2025-02-10
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of February 3, 2025 was 126,098,111.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$53,889	$102,685
Accounts receivable	2,500	—
Available-for-sale securities, at fair value	499,046	578,276
Prepaid expenses	9,366	9,537
Other current assets	5,735	4,973
Total current assets	570,536	695,471
Property, plant and equipment, net	387,069	386,032
Intangible assets, net	8,137	8,562
Right-of-use assets	44,869	45,255
Other assets	3,083	4,482
Total Assets	$1,013,694	$1,139,802
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,457	$11,388
Accrued expenses	59,401	63,017
Accrued payroll and benefits	11,275	21,989
Lease liabilities	6,560	6,342
Credit facility	1,625	—
Other liabilities	440	432
Total current liabilities	93,758	103,168
Long-term liabilities:
Lease liabilities, net of current portion	109,296	111,027
Liability related to the sale of future royalties	346,776	341,361
Credit facility, net of current portion	407,789	393,183
Total long-term liabilities	863,861	845,571
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 125,572 and 124,376 shares	218	217
Additional paid-in capital	1,846,842	1,806,000
Accumulated other comprehensive income	4,137	4,750
Accumulated deficit	(1,798,608)	(1,625,523)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	52,589	185,444
Noncontrolling interest	3,486	5,619
Total noncontrolling interest and stockholders’ equity	56,075	191,063
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$1,013,694	$1,139,802
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2024	2023
Revenue	$2,500	$3,551
Operating expenses:
Research and development	137,002	116,491
General and administrative	26,910	23,605
Total operating expenses	163,912	140,096
Operating loss	(161,412)	(136,545)

Other income (expense):
Interest income	7,602	2,802
Interest expense	(21,646)	(5,367)
Other, net	341	421
Total other expense	(13,703)	(2,144)

Loss before income tax expense and noncontrolling interest	(175,115)	(138,689)
Income tax expense (benefit)	103	(3,313)
Net loss including noncontrolling interest	$(175,218)	$(135,376)
Net loss attributable to noncontrolling interest, net of tax	(2,133)	(2,512)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(173,085)	$(132,864)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.39)	$(1.24)
Diluted	$(1.39)	$(1.24)
Weighted-average shares used in calculating
Basic	124,848	107,415
Diluted	124,848	107,415

Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale securities	(507)	1,909
Foreign currency translation adjustments	(106)	58
Comprehensive loss	$(175,831)	$(133,409)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—
Pre-funded warrants	917	1	24,999	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	(106)
Unrealized gains on available-for-sale securities	—	—	—	(507)	—	—	(507)
Net loss	—	—	—	—	(173,085)	(2,133)	(175,218)
Balance at December 31, 2024	125,572	$218	$1,846,842	$4,137	$(1,798,608)	$3,486	$56,075

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Unrealized losses on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,218)	$(135,376)
Adjustments to reconcile net loss to net cash flow from operating activities
Stock-based compensation	15,209	19,694
Depreciation and amortization	5,235	4,263
Accretion of note premiums/discounts	(5,704)	(835)
Realized loss on investments	—	(80)
Non-cash interest expense on liability related to the sale of future royalties	5,415	5,367
Non-cash interest expense on credit facility	16,231	—
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	—
Prepaid expenses and other assets	(592)	(1,748)
Accounts payable	3,069	(12,463)
Accrued expenses	(7,691)	408
Deferred revenue	—	(866)
Operating lease, net	(1,128)	3,796
Other	1,402	—
Net cash used in operating activities	(146,272)	(117,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,516)	(68,656)
Purchases of investments	(33,749)	—
Proceeds from sales and maturities of investments	118,175	133,495
Net cash provided by investing activities	76,910	64,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	634	267
Proceeds from the issuance of pre-funded warrants	25,000	—
Payments of debt issuance cost	(5,000)	—
Net cash provided by financing activities	20,634	267

Net decrease in cash, cash equivalents and restricted cash	(48,728)	(52,734)

Effect of exchange rate on cash, cash equivalents and restricted cash	(68)	58

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	102,685	110,891
END OF PERIOD	$53,889	$58,215

Supplementary disclosure of cash flows:
Income taxes paid	$(11)	$(999)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$2,574	$11,290
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead
	zodasiran	Phase 2b	Arrowhead
	olpasiran	Phase 3	Amgen
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	ARO-MMP7	Phase 1/2a	Arrowhead
Liver	GSK-4532990	Phase 2b	GSK
	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
	ARO-INHBE	Phase 1/2a	Arrowhead
Muscle	ARO-DUX4	Phase 1/2a	Arrowhead
	ARO-DM1	Phase 1/2a	Arrowhead
Central Nervous System (CNS)	ARO-ATXN2	Phase 1/2a	Arrowhead
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
During the first quarter of fiscal 2025, the Company continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•Submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on November 16, 2024, which was accepted for filing on January 17, 2025. The FDA provided a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;
•Entered into a global and collaboration agreement with Sarepta Therapeutics, Inc. The Company received $325.0 million as an equity investment on February 7, 2025 and will receive $500.0 million as an upfront payment during the second quarter of fiscal 2025. The Company will also receive $250.0 million to be paid in equal installments over five years and is eligible to receive an additional $300.0 million in near-term payments. Additionally, the Company is eligible to receive royalties on commercial sales and up to approximately $10.0 billion in future potential milestone payments;
•GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025;
•Announced that the Company has dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE;
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug

Development Summit. The study resulted in multiple promising findings including: (1) ARO-CFO led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50; and
•Filed a request for regulatory clearance to initiate Phase 1/2a clinical trial of ARO-ALK7, which is being developed as a potential treatment for obesity.
Consolidation and Basis of Presentation
The interim Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited, Arrowhead Pharmaceuticals NZ Limited and Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of December 31, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 for more complete descriptions and discussions. Operating results and cash flows for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant investment will be required as the Company’s pipeline matures into later stage clinical trials, including commercialization efforts.
As of December 31, 2024, the Company had $53.9 million in cash, cash equivalents and restricted cash ($2.1 million in restricted cash) and $499.0 million in available-for-sale securities to fund operations. During the three months ended December 31, 2024, the Company’s cash, cash equivalents and restricted cash and investments balance decreased by $128.0 million, which was primarily due to ongoing expenses related to the Company’s research and development programs, general and administrative expenses, and capital expenditures, offset by proceeds of $25.0 million from the sale of pre-funded warrants.
In total, the Company is eligible to receive up to $14.1 billion in developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Recent Accounting Pronouncements
In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, in November 2024, and ASU 2025-01, Clarifying the Effective Date. These

updates require entities to provide disaggregated disclosure of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning October 1, 2027, and is not expected to have a material impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU will become effective for the Company beginning October 1, 2025, and is not expected to have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, this ASU requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2025, and subsequent interim periods. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented.
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
GSK	$2,500	$2,685
Takeda	—	866
Total	$2,500	$3,551
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	December 31, 2024	September 30, 2024
	(in thousands)
Receivables included in accounts receivable	$2,500	$—
Contract liabilities included in deferred revenue	$—	$—
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
The Company has completed its performance obligation related to this agreement, and the upfront payment of $120.0 million was fully recognized in the year ended September 30, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023 and paid a $30.0 million milestone payment to the Company in the third quarter of fiscal 2023.
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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the amended GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. The Company is eligible to receive up to $830.0 million in development and sales milestone payments under the GSK-HBV Agreement.
As of December 31, 2024, the Company recorded $2.5 million in accounts receivable and no liabilities.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of December 31, 2024.
The Company recorded $33.6 million as accrued expenses as of December 31, 2024 that was primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of December 31, 2024.
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
Sarepta Therapeutics, Inc. (“Sarepta”)
On November 25, 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Sarepta Collaboration Agreement”) with Sarepta for the co-development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs.
Under the Sarepta Collaboration Agreement, Sarepta received an exclusive worldwide license to the Company’s ARO-DUX4, ARO-DM1, ARO-MMP7, and ARO-ATXN2 clinical stage programs. Sarepta also received an exclusive sublicensable worldwide license to the Company’s ARO-HTT, ARO-ATXN1, and ARO-ATXN3 preclinical stage programs.
Further, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target. Upon completion of the Company’s preclinical activities, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit those compounds and be wholly responsible for clinical development and commercialization of each compound.
Under the terms of the Sarepta Collaboration Agreement, together with the Stock Purchase Agreement (the "Stock Purchase Agreement") the Company entered into with an affiliate of Sarepta (See Note 6), the Company expects to receive $500.0 million as an upfront payment under the Collaboration Agreement, $325.0 million in the form of an equity investment under the Stock Purchase Agreement, and $250.0 million to be paid in annual installments of $50.0 million over 5 years. The Company is also eligible to receive $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study. Further, for each of the 13 programs, the Company is eligible to receive development milestone payments between $110.0 million and $180.0 million per program and sales milestone payments between $500.0 million and $700.0 million per program, subject to the terms and conditions of the Sarepta Collaboration Agreement. The Company is also eligible to receive tiered royalties on net sales of licensed products of up to the low double digits.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	December 31, 2024	September 30, 2024
	(in thousands)
Land	$2,996	$2,996
Buildings	238,775	75,988
Research equipment	68,868	65,353
Manufacturing equipment	2,574	—
Furniture	5,594	5,594
Computers and software	1,028	981
Leasehold improvements	104,389	104,410
Construction in progress	25,661	188,731
	449,885	444,053
Less: Accumulated depreciation and amortization	(62,816)	(58,021)
Property, plant and equipment, net	$387,069	$386,032
Depreciation and amortization expense for property, plant and equipment for the three months ended December 31, 2024 and 2023 was $4.8 million and $3.8 million, respectively.
During the first quarter of fiscal 2025, the Company completed the build out of its manufacturing facility in Verona, Wisconsin. This resulted in the reclassification of $162.7 million from construction in progress to building and $2.6 million to manufacturing equipment as of December 31, 2024. Additionally, the Company began depreciating the newly completed manufacturing facility over a 39-year period and the manufacturing equipment over 7- or 10-year periods.
During the first quarter of fiscal 2024, the Company completed the build out of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $76.0 million from construction in progress to buildings as of December 31, 2024.
Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2024	September 30, 2024
	(in thousands)
Accrued R&D expenses	$20,379	$28,069
Accrued R&D expenses; co-development	33,554	23,351
Accrued capital expenditures	2,574	4,206
Other	2,894	7,391
Total accrued expenses	$59,401	$63,017

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of December 31, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$498,743	$387	$(84)	$499,046
Total current investments	$498,743	$387	$(84)	$499,046

	As of September 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$577,465	$837	$(26)	$578,276
Total current investments	$577,465	$837	$(26)	$578,276

The following table summarizes the contract maturity of the available-for-sale securities as of:

	December 31, 2024	September 30, 2024
	(in thousands)

Within one year	$474,459	$578,276
After one to two years	24,587	—
Total	$499,046	$578,276

As of December 31, 2024 and September 30, 2024, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of December 31, 2024 and 2023.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of December 31, 2024
Patents	$21,728	$15,261	$—	$6,467	14
License	3,129	1,459	—	1,670	21
Total intangible assets, net	$24,857	$16,720	$—	$8,137

As of September 30, 2024
Patents	$21,728	$14,873	$—	$6,855	14
License	3,129	1,422	—	1,707	21
Total intangible assets, net	$24,857	$16,295	$—	$8,562

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended December 31, 2024 and 2023.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended December 31, 2024 and 2023. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2024:

Amortization Expense
Year Ending September 30,	(in thousands)
2025 (remainder)	$1,275
2026	1,700
2027	1,700
2028	1,700
2029	795
2030 and thereafter	967
Total	$8,137

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of December 31, 2024
Common stock (1)	$0.001	290,000	125,572	125,572
Preferred stock	$0.001	5,000	—	—

As of September 30, 2024
Common stock	$0.001	290,000	124,376	124,376
Preferred stock	$0.001	5,000	—	—
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised.
As of December 31, 2024 and September 30, 2024, respectively, 11,663,040 and 11,492,293 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On November 25, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional and accredited investor for a private placement of pre-funded warrants to purchase shares of common stock with an exercise price of $0.001 per share (“Avoro Pre-Funded Warrants”). Pursuant to the Securities Purchase Agreement, the Company sold pre-funded warrants to purchase up to 917,441 shares of common stock at a purchase price of $27.25 per pre-funded warrant, for an aggregate value of approximately $25.0 million. The outstanding Avoro Pre-Funded Warrants are exercisable at any time and do not have an expiration date.
The Company determined that the Avoro Pre-Funded Warrants are freestanding financial instruments because they (i) are immediately exercisable, (ii) do not embody an obligation for the Company to repurchase its shares, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, and (iv) are indexed to the Company’s common stock. As such, the Company evaluated the Avoro Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the Avoro Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the Avoro Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the Avoro Pre-Funded Warrants relative to the guidance in ASC 815-40, Contracts in Entity's Own Equity, to determine the appropriate treatment. The Company concluded that the Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Avoro Pre-funded Warrants as permanent equity. As of December 31, 2024, no shares underlying the Avoro Pre-Funded Warrants had been exercised.
In connection with the Sarepta Collaboration Agreement, on November 25, 2024, the Company entered into the Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement closed on February 7, 2025.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of December 31, 2024, no shares have been issued under the Open Market Sale Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2024.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, where it has constructed an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support manufacturing process development and analytical activities.
As of December 31, 2024, the build-out of these facilities was completed, with total costs incurred of $291.2 million. The Company has an expected outstanding balance of approximately $6.8 million remaining to be settled.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2024.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2024.
The lease agreement, as amended, granted the Company the right to receive an Additional Tenant Improvement Allowance (“ATIA”) funded by the lessor. The Company received $30.8 million in ATIA, including a final payment of $3.1 million during the first quarter of fiscal 2024. As a result, the Company remeasured its lease liability and right-of-use assets to reflect these additional allowances and the related increased lease payments. The Company has further concluded that these ATIAs have no effects on the classification of the lease.
Madison, Wisconsin: The Company leases 107,000 square feet space located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of December 31, 2024.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	December 31, 2024	September 30, 2024
		(in thousands)

Operating lease assets	Right-of-use assets	$44,869	$45,255

Current operating lease liabilities	Lease liabilities	6,560	6,342

Non-current operating lease liabilities	Lease liabilities, net of current portion	109,296	111,027

		Three Months Ended December 31,
Lease Cost	Classification	2024	2023
		(in thousands)

Operating lease cost	Research and development	$2,811	$2,994
	General and administrative expense	493	476

Variable lease cost (1)	Research and development	985	779
	General and administrative expense	—	—

Total		$4,289	$4,249
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was $0 short-term lease cost during the three months ended December 31, 2024 and 2023, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2024:

Year	Amounts
(in thousands)
2025 (remainder of fiscal year)	$11,616
2026	15,799
2027	14,974
2028	13,619
2029	13,905
2030 and thereafter	114,790
Total	$184,703
Less imputed interest	$(68,847)
Total operating lease liabilities (includes current portion)	$115,856
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended December 31,
	2024	2023

Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$3,099
Right-of-use assets adjusted in exchange for new/amended operating lease liabilities	$—	$64
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,840	$2,080

Weighted-average remaining lease term (in years)	12.4	13.3
Weighted-average discount rate	8.0%	8.0%
NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 2,855,923 shares of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of December 31, 2024.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are reserved for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of December 31, 2024, the total number of shares available for issuance was 4,262,537 shares, which includes 161,085 and 277,690 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 4,176,238 shares have been granted under the 2021 Plan.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, the total number of shares remaining available for issuance was 453,601 shares, and 428,800 shares have been granted under the Inducement Plan.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, there were 602,939 and 183,750 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	As of December 31, 2024
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	1,248,038	32,151	602,939	1,883,128
Restricted stock units	1,607,885	2,943,382	512,507	5,063,774
Total	2,855,923	2,975,533	1,115,446	6,946,902
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended December 31,
	2024	2023
	(in thousands)

Research and development	$6,846	$7,823
General and administrative	7,329	9,862
Total	$14,175	$17,685
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended December 31, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,978,516	$23.39
Granted	—	—
Cancelled or expired	(25,882)	40.20
Exercised	(69,506)	9.06
Outstanding at December 31, 2024	1,883,128	$23.69	3.3	$12,408,737
Exercisable at December 31, 2024	1,882,710	$23.68	3.3	$12,408,737
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended December 31, 2024 and 2023 was $0.9 million and $0.6 million, respectively.

Stock-based compensation expense related to stock options outstanding for the three months ended December 31, 2024 and 2023, was $0.1 million and $1.5 million, respectively.
As of December 31, 2024, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal and will be recognized in the Company’s results of operations over a weighted average period of 4 days.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No options were granted during the three months ended December 31, 2024 and 2023.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended December 31, 2024 and 2023, stock-based compensation expense related to the Visirna ESOP was $1.0 million and $2.0 million, respectively.
Restricted Stock Units
Restricted Stock Units (“RSUs”), including market-based, time-based and performance-based awards, have been granted under the Company’s 2013 and 2021 Plans, the Inducement Plan, and as inducements awards granted outside of the Company’s equity-based compensation plans. At vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2024	4,913,312	$49.61
Granted	493,148	20.20
Vested	(209,122)	62.88
Forfeited	(133,564)	35.12
Outstanding at December 31, 2024	5,063,774	$46.58
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended December 31, 2024 and 2023, the Company recorded $14.1 million and $16.2 million of expense related to RSUs, respectively. As of December 31, 2024, there was $75.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 10. FAIR VALUE MEASUREMENTS
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 10 - Fair Value Measurements of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K for the year ended September 30, 2024.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of December 31, 2024 and September 30, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$135,718	$—	$135,718
Commercial notes	—	136,944	—	136,944
Corporate debt securities	—	226,384	—	226,384
Total available-for-sale securities	—	499,046	—	499,046
Cash equivalents
Money market instruments	27,290	—	—	27,290
Commercial notes	—	2,996	—	2,996
Total cash equivalents	27,290	2,996	—	30,286
Total financial assets	$27,290	$502,042	$—	$529,332

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$160,723	$—	$160,723
Commercial notes	—	179,714	—	179,714
Corporate debt securities	—	237,839	—	237,839
Total available-for-sale securities	—	578,276	—	578,276
Cash equivalents
Money market instruments	66,966	—	—	66,966
Total cash equivalents	66,966	—	—	66,966
Total financial assets	$66,966	$578,276	$—	$645,242
NOTE 11. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In November 2022, the Company and Royalty Pharma entered into the Royalty Pharma Agreement, pursuant to which Royalty Pharma agreed to pay up to $410.0 million in cash to the Company in consideration for the Company’s future royalty interest in olpasiran, originally developed by the Company and licensed to Amgen in September 2016 under the Olpasiran Agreement.
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of December 31, 2024, the estimated effective interest rate was 6.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	December 31, 2024	September 30, 2024
	(in thousands)
Beginning carrying value	$341,361	$268,326
Milestone payment received	—	50,000
Non-cash interest expense recognized	5,415	23,035
Ending carrying value	$346,776	$341,361
NOTE 12. FINANCING AGREEMENT
On August 7, 2024 (the “Closing Date”), the Company entered into the Financing Agreement with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders. The Financing Agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the Closing Date and an additional $100.0 million available at the Company’s option, subject to mutual agreement with Sixth Street, over the seven-year term. The outstanding principal balance of this Credit Facility, along with the accrued but unpaid interest, is due and payable on August 7, 2031 and bears interest at an annual rate of 15.0%. On the Closing Date, the Company received net proceeds of $390.7 million, after issuance costs. Additional fees related to third parties have been paid as of December 31, 2024.
The Company is permitted to use the net proceeds for working capital, capital expenditures and general corporate purposes of the Company and its subsidiaries.
The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to partially repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. If the Company repays in full the aggregate principal outstanding under the Credit Facility and such payment in full occurs on or prior to August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve a multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date. If such payment in full occurs after August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve the greater of the multiple of two times on invested capital of the aggregate principal amount funded on the Closing Date and the present value of all interest payments that would have been payable from such date through the maturity date of the Credit Facility. On November 26, 2024, the Company entered into an amendment to the Financing Agreement to modify, amongst other things, the requirements to make prepayments of the loans under the Credit Facility with respect to certain transactions.
The Company paid $1.6 million during the second quarter of fiscal 2025, representing 65% of the milestone payments from GSK under the Credit Facility term. See Note 2.
All obligations under the Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and will be guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $100.0 million if the Company’s market capitalization is above $1.5 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
The Financing Agreement contains certain embedded features that were identified and evaluated as not material to the consolidated financial statements.
The outstanding balance of the Credit Facility consisted of the following:

	December 31, 2024	September 30, 2024
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	24,678	9,000
Less: Unamortized debt discount and issuance costs	(15,264)	(15,817)
Less: Current portion of credit facility	(1,625)	$—
Credit facility, net of current portion	$407,789	$393,183
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Amortization of debt discount and issuance costs	$553	$—
Contractual interest expense	15,678	—
Total interest expense	$16,231	$—
NOTE 13. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(173,085)	$(132,864)

Denominator:
Weighted-average basic shares outstanding (1)	124,848	107,415
Effect of dilutive securities	—	—
Weighted-average diluted shares outstanding (1)	124,848	107,415

Basic net loss per share	$(1.39)	$(1.24)
Diluted net loss per share	$(1.39)	$(1.24)
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Options	739	718
Restricted stock units	3,845	2,826
Total	4,584	3,544
NOTE 14. SUBSEQUENT EVENTS
As previously disclosed, on November 25, 2024, the Company and Sarepta entered into the Sarepta Collaboration Agreement for the co-development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. The Company also entered into a Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company. On February 7, 2025, after receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act, the transactions contemplated by the Sarepta Collaboration Agreement and the Stock Purchase Agreement closed. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25 and will receive $500.0 million as an upfront payment under the Sarepta Collaboration Agreement. The Company and an affiliate of Sarepta also entered into the previously-disclosed Investor Rights Agreement at closing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” “potential,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs, our expectations regarding regulatory approval for and commercial launch of plozasiran; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
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
The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generations and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, central nervous system (CNS), muscle, and adipose tissue; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s pipeline includes:
•Hypertriglyceridemia - plozasiran (formerly ARO-APOC3);
•Dyslipidemia - zodasiran (formerly ARO-ANG3);
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen);
•Inflammatory pulmonary conditions - ARO-RAGE;
•Idiopathic pulmonary fibrosis - ARO-MMP7;

•Metabolic-dysfunction associated steatohepatitis (MASH) - GSK-4532990 (formerly ARO-HSD, out licensed to GSK);
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda);
•Chronic hepatitis B virus - daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989, out-licensed to GSK);
•Complement mediated diseases - ARO-C3;
•Metabolic-dysfunction associated steatohepatitis (MASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Facioscapulohumeral muscular dystrophy - ARO-DUX4;
•Dystrophia myotonica protein kinase (DMPK) - ARO-DM1;
•Hepatic expression of complement factor B (CFB) - ARO-CFB;
•Obesity - ARO-INHBE; and
•Spinocerebellar ataxia 2 - ARO-ATXN2.
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
The First Quarter of Fiscal 2025 Business Highlights
Key recent developments through the first quarter of fiscal 2025 included the following:
•Submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on November 16, 2024, which was accepted for filing on January 17, 2025. The FDA provided a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;
•Entered into a global and collaboration agreement with Sarepta Therapeutics, Inc. The Company received $325.0 million as an equity investment on February 7, 2025 and will receive $500.0 million as an upfront payment during the second quarter of fiscal 2025. The Company will also receive $250.0 million to be paid in equal installments over five years and is eligible to receive an additional $300.0 million in near-term payments. Additionally, the Company is eligible to receive royalties on commercial sales and up to approximately $10.0 billion in future potential milestone payments;
•GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025;
•Announced that the Company has dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE;
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug Development Summit. The study resulted in multiple promising findings including: (1) ARO-CFO led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50; and
•Filed a request for regulatory clearance to initiate Phase 1/2a clinical trial of ARO-ALK7, which is being developed as a potential treatment for obesity.
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $173.1 million and $132.9 million for the three months ended December 31, 2024 and 2023, respectively. Net loss per share – diluted was $1.39 and $1.24 for the three months ended December 31, 2024 and 2023, respectively. The change in net loss for the three months ended December 31, 2024 was primarily due to increased research and development expenses, which have continued to increase as the Company’s pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $53.9 million of cash, cash equivalents and restricted cash and $499.0 million in available-for-sale securities as of December 31, 2024, as compared to $102.7 million of cash, cash equivalents and restricted cash and $578.3 million in available-for-sale securities as of September 30, 2024. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Revenue	$2,500	$3,551
Operating loss	$(161,412)	$(136,545)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(173,085)	$(132,864)
Net loss per share (diluted) attributable to Arrowhead Pharmaceuticals, Inc.	$(1.39)	$(1.24)
Revenue
Total revenue for the three months ended December 31, 2024 and 2023 was $2.5 million and $3.6 million, respectively, and was primarily driven by the revenue recognition associated with GSK and Takeda license agreements as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
GSK: On December 11, 2023, the Company entered into the GSK-HBV Agreement pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection.
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025.
Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023. During the three months ended December 31, 2023, the Company recorded $0.9 million revenue.
Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three months ended December 31, 2024 and 2023 are shown in the tables below.

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
The following table provides details of research and development expenses:

(in thousands)	Three Months Ended December 31, 2024	% of Expense Category	Three Months Ended December 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$76,896	56%	$52,956	46%	$23,940	45%
R&D discovery costs	12,936	9%	21,540	18%	(8,604)	(40)%
Salaries	27,145	20%	22,595	19%	4,550	20%
Facilities related	7,750	6%	6,542	6%	1,208	18%
Total research and development expense, excluding non-cash expense	$124,727	91%	$103,633	89%	$21,094	20%
Stock compensation	7,549	6%	9,007	8%	(1,458)	(16)%
Depreciation and amortization	4,726	3%	3,851	3%	875	23%
Total research and development expense	$137,002	100%	$116,491	100%	$20,511	18%
Candidate costs increased $23.9 million, or 45%, for the three months ended December 31, 2024 compared to the same period of 2023. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs decreased $8.6 million, or 40%, for the three months ended December 31, 2024 compared to the same period of 2023. This decrease was primarily driven by strategic shifts toward clinical development and commercial launch. R&D discovery costs are influenced by the Company’s ongoing discovery efforts, continued advancements into novel therapeutic areas and tissue types, and increasing costs related to CNS studies and lab supplies.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $4.6 million, or 20%, for the three months ended December 31, 2024 compared to the same period of 2023. The increase was primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison and Verona, Wisconsin. These expenses increased $1.2 million, or 18%, for the three months ended December 31, 2024 compared to the same period of 2023. This increase was primarily due to property taxes charged to the laboratory and office facilities in Verona, Wisconsin, which completed their build out during the first quarter of fiscal 2024.
Stock compensation expense, a non-cash expense, is based up the valuation of stock options and restricted stock units granted to employees. Stock compensation expense decreased $1.5 million, or 16%, for the three months ended December 31, 2024 compared to the same period of 2023. The decrease was primarily due to the cancellation of awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $0.9 million, or 23% for the three months ended December 31, 2024 compared to the same period of 2023. The increase was primarily attributed to completion of the build out of facilities in Verona, Wisconsin, and the commencement of depreciation.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses

The following table provides details of general and administrative expenses:

(in thousands)	Three Months Ended December 31, 2024	% of Expense Category	Three Months Ended December 31, 2023	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$7,331	27%	$6,259	27%	$1,072	17%
Professional, outside services, and other	10,126	38%	5,222	22%	4,904	94%
Facilities related	1,285	5%	1,025	4%	260	25%
Total general & administrative expense, excluding non-cash expenses	$18,742	70%	$12,506	53%	$6,236	50%
Stock compensation	7,659	28%	10,687	45%	(3,028)	(28)%
Depreciation and amortization	509	2%	412	2%	97	24%
Total general & administrative expenses	$26,910	100%	$23,605	100%	$3,305	14%
Salaries expense increased $1.1 million, or 17%, for the three months ended December 31, 2024 compared to the same period of 2023. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expenses include costs related to legal, audit, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. This expense increased $4.9 million, or 94%, for the three months ended December 31, 2024 compared to the same period of 2023. The increase was mainly due to professional services associated with commercialization and business development efforts.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, is based on the valuation of stock options and restricted stock units granted to employees. This expense decreased $3.0 million, or 28%, for the three months ended December 31, 2024 compared to the same period of 2023. The decrease was primarily due to lower compensation costs related to performance awards, as the timing of these expenses can vary based on the achievement of related performance targets.
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
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense increased $11.6 million for the three months ended December 31, 2024 compared to the same period of 2023. The increase was primarily due to non-cash interest expense associated with the liability related to the sale of future royalties and the Credit Facility, partially offset by higher income from increased investment yields due to higher average cash balance.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements, and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials, including commercialization efforts.
The Company’s cash, cash equivalents and restricted cash was $53.9 million as of December 31, 2024 compared to $102.7 million as of September 30, 2024. Cash invested in available-for-sale securities was $499.0 million as of December 31, 2024 compared to $578.3 million as of September 30, 2024.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of December 31, 2024, no shares have been issued under the Open Market Sale Agreement.

In August 2024, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024.
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
The following table presents a summary of cash flows:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Cash Flow from:
Operating activities	$(146,272)	$(117,840)
Investing activities	76,910	64,839
Financing activities	20,634	267
Net decrease in cash, cash equivalents and restricted cash	$(48,728)	$(52,734)

Cash, cash equivalents and restricted cash at end of period	$53,889	$58,215
During the three months ended December 31, 2024, cash flow used in operating activities was $146.3 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash provided by investing activities amounted to $76.9 million, which was primarily attributable to proceeds from maturities of investments of $118.2 million, offset by capital expenditures of $7.5 million and investment purchases of $33.7 million. Cash provided by financing activities of $20.6 million was primarily related to cash received from the pre-funded warrants and stock option exercises (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”).
During the three months ended December 31, 2023, cash flow used in operating activities was $117.8 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash provided by investing activities was $64.8 million, which was primarily related to sales and maturities of investments of $133.5 million, offset by capital expenditures of $68.7 million of construction in progress. Cash provided by financing activities of $0.3 million was primarily related to cash received from stock option exercises.
Contractual Obligations
There has been no material change in the Company’s contractual obligations from that described in Item 7 of its Annual Report on Form 10-K for the year ended September 30, 2024.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s exposure to market risk from that described in Item 7A of its Annual Report on Form 10-K for the year ended September 30, 2024.
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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that the Company disclosed in Part I, Item 3 of its Annual Report on Form 10-K for the year ended September 30, 2024.
ITEM 1A.    RISK FACTORS
The Company’s business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
(c) Trading Plans
During the quarter ended December 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated trading plans intended to satisfy Rule 10b5-1(c), except as set forth in the following table:

Name	Title	Adoption or Termination Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To- Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)
James Hamilton	Chief of Discovery and Translational Medicine	Terminated on 10/18/24	12/4/2024	11/28/2025	n/a	30,000
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

3.3*	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023(incorporated by reference from Exhibit 3.3 of the Company’s Form 10-Q filed on May 2, 2023)

10.1
Stock Purchase Agreement by and between Company and Sarepta Therapeutics Investments, Inc., dated November 25, 2024 (incorporated by reference from Exhibit 10.48 of the Company's Form 10-K filed on November 26, 2024)

10.2
Securities Purchase Agreement by and between Company and Avoro Life Sciences Fund LLC, dated November 25, 2024 (incorporated by reference from Exhibit 10.49 of the Company's Form 10-K filed on November 26, 2024)

10.3*†	Exclusive License and Collaboration Agreement by and between the Company and Sarepta Therapeutics, Inc., dated November 25, 2024

10.4*†	First Amendment to Financing Agreement by and between Company and Sixth Street Lending Partners, dated November 26, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: February 10, 2025

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)