Form 10-Q
period 2025-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2025-05-12
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2025 was 138,100,435.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$185,709	$102,685
Accounts receivable	2,365	—
Available-for-sale securities, at fair value	911,700	578,276
Prepaid expenses	23,769	9,537
Other current assets	11,677	4,973
Total current assets	1,135,220	695,471
Property, plant and equipment, net	384,803	386,032
Intangible assets, net	7,711	8,562
Right-of-use assets	44,452	45,255
Other assets	1,312	4,482
Total Assets	$1,573,498	$1,139,802
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,980	$11,388
Accrued expenses	78,450	63,017
Accrued payroll and benefits	16,613	21,989
Lease liabilities	6,782	6,342
Deferred revenue	43,268	—
Credit facility	65,000	—
Other liabilities	448	432
Total current liabilities	220,541	103,168
Long-term liabilities:
Lease liabilities, net of current portion	107,529	111,027
Liability related to the sale of future royalties	352,276	341,361
Credit facility, net of current portion	208,927	393,183
Total long-term liabilities	668,732	845,571
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 138,062 and 124,376 shares	230	217
Additional paid-in capital	2,106,864	1,806,000
Accumulated other comprehensive income	4,390	4,750
Accumulated deficit	(1,428,163)	(1,625,523)
Total Arrowhead Pharmaceuticals, Inc. stockholders’ equity	683,321	185,444
Noncontrolling interest	904	5,619
Total noncontrolling interest and stockholders’ equity	684,225	191,063
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$1,573,498	$1,139,802
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$542,709	$—	$545,209	$3,551
Operating expenses:
Research and development	133,102	101,122	270,104	217,613
General and administrative	28,405	25,069	55,315	48,674
Total operating expenses	161,507	126,191	325,419	266,287
Operating income (loss)	381,202	(126,191)	219,790	(262,736)

Other income (expense):
Interest income	9,615	6,250	17,217	9,052
Interest expense	(21,639)	(7,244)	(43,285)	(12,611)
Other, net	438	189	779	610
Total other expense	(11,586)	(805)	(25,289)	(2,949)
Income (loss) before income tax expense and noncontrolling interest	369,616	(126,996)	194,501	(265,685)
Income tax expense (benefit)	1,753	—	1,856	(3,313)
Net income (loss) including noncontrolling interest	$367,863	$(126,996)	$192,645	$(262,372)
Net loss attributable to noncontrolling interest, net of tax	(2,582)	(1,696)	(4,715)	(4,208)
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$370,445	$(125,300)	$197,360	$(258,164)

Net income (loss) per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$2.78	$(1.02)	$1.53	$(2.24)
Diluted	$2.75	$(1.02)	$1.52	$(2.24)
Weighted-average shares used in calculating
Basic	133,363	123,285	129,059	115,307
Diluted	134,484	123,285	130,265	115,307

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities	653	216	146	2,125
Foreign currency translation adjustments	(400)	(56)	(506)	2
Comprehensive income (loss)	$368,116	$(126,836)	$192,285	$(260,245)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—
Issuance of pre-funded warrants	—	—	25,000	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	(106)
Unrealized gains on available-for-sale securities	—	—	—	(507)	—	—	(507)
Net loss	—	—	—	—	(173,085)	(2,133)	(175,218)
Balance at December 31, 2024	124,655	$217	$1,846,843	$4,137	$(1,798,608)	$3,486	$56,075
Stock-based compensation	—	—	16,027	—	—	—	16,027
Exercise of stock options	353	—	2,619	—	—	—	2,619
Common stock - restricted stock units vesting	1,128	1	—	—	—	—	1
Common stock issued	11,926	12	241,375	—	—	—	241,387
Foreign currency translation adjustments	—	—	—	(400)	—	—	(400)
Unrealized gains on available-for-sale securities	—	—	—	653	—	—	653
Net income	—	—	—	—	370,445	(2,582)	367,863
Balance at March 31, 2025	138,062	$230	$2,106,864	$4,390	$(1,428,163)	$904	$684,225

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Unrealized losses on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714
Stock-based compensation	—	—	17,750	—	—	—	17,750
Exercise of stock options	120	—	1,512	—	—	—	1,512
Common stock - restricted stock units vesting	723	1	(1)	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	429,265
Foreign currency translation adjustments	—	—	—	(56)	—	—	(56)
Unrealized losses on available-for-sale securities	—	—	—	216	—	—	216
Net loss	—	—	—	—	(125,300)	(1,696)	(126,996)
Balance at March 31, 2024	124,133	$217	$1,768,866	$(1,095)	$(1,284,194)	$11,611	$495,405
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$192,645	$(262,372)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Stock-based compensation	31,236	37,444
Depreciation and amortization	11,319	8,788
(Accretion) amortization of note premiums/discounts	(2,788)	896
Realized loss on investments	—	(80)
Non-cash interest expense on liability related to the sale of future royalties	10,915	12,612
Non-cash interest expense on credit facility	32,369	—
Changes in operating assets and liabilities:
Accounts receivable	(2,365)	—
Prepaid expenses and other assets	(20,936)	(2,643)
Accounts payable	(1,717)	(8,402)
Accrued expenses	18,921	(11)
Deferred revenue	43,268	(866)
Operating lease, net	(2,255)	4,417
Other	3,169	—
Net cash provided by (used in) operating activities	313,781	(210,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,813)	(102,731)
Purchases of investments	(677,892)	(309,982)
Proceeds from sales and maturities of investments	347,402	208,615
Net cash used in investing activities	(343,303)	(204,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	3,253	1,779
Proceeds from the issuance of common stock, net of offering costs	—	429,265
Proceeds from the issuance of warrants	25,000	—
Payments of debt issuance costs	(5,000)	—
Proceeds from the issuance of common stock	241,388	—
Repayments of credit facility	(151,625)	—
Net cash provided by financing activities	113,016	431,044

Net increase in cash, cash equivalents and restricted cash	83,494	16,729

Effect of exchange rate on cash, cash equivalents and restricted cash	(470)	84

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	102,685	110,891
END OF PERIOD	$185,709	$127,704

Supplementary disclosure of cash flows:
Interest paid	$(19)	$—
Income taxes paid	$(81)	$(3,014)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$358	$7,265
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead
	zodasiran	Phase 2b	Arrowhead
	olpasiran	Phase 3	Amgen
	ARO-PNPLA3	Phase 1	Arrowhead
	GSK-4532990	Phase 2b	GSK
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1	Arrowhead
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	GSK5637608	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
Central Nervous System (CNS)	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company also operates an active pharmaceutical ingredient manufacturing and supporting laboratory facility in Verona, Wisconsin. The Company’s principal executive offices are located in Pasadena, California.
Thus far in fiscal 2025, the Company has continued to develop and advance its pipeline and partnered candidates. Several key recent developments include:
•Announced Topline results from Part 2 of a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNAi therapeutic designed to reduce liver production of complement component 3 (C3) as a potential therapy for various complement mediated diseases. ARO-C3 achieved reductions in alternative pathway complement activity and proteinuria;
•Showcased preclinical data supporting the advancement of two first-in-class clinical stage, RNAi-based investigational therapeutics being developed by the Company for the treatment of obesity and metabolic diseases;
•Announced preclinical results on ARO-ALK7, which is the first RNAi-based therapy designed to silence adipocyte expression of the ACVR1 to reduce the production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue. Arrowhead received regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-ALK7 in New Zealand, which the company anticipates will begin dosing in the second quarter of 2025;

•Entered into a global licensing and collaboration agreement with Sarepta Therapeutics, Inc (“Sarepta”) on November 25, 2024, which closed on February 7, 2025. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing, the Company received $325.0 million through the purchase of 11,926,301 shares of Company common stock by Sarepta, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. The Company will also receive $250.0 million to be paid in equal installments over five years and is eligible to receive an additional $300.0 million in near-term payments. Additionally, the Company is eligible to receive royalties on commercial sales and up to approximately $10.0 billion in future potential milestone payments;
•Submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on November 16, 2024, which was accepted for filing on January 17, 2025. The FDA provided a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;
•GSK dosed its fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025;
•Announced that the Company has dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE; and
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug Development Summit. The study resulted in multiple promising findings including: (1) ARO-CFB led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50.
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 for more complete descriptions and discussions. Operating results and cash flows for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant investment will be required as the Company’s pipeline matures into later stage clinical trials and commercialization efforts.
As of March 31, 2025, the Company had $185.7 million in cash, cash equivalents and restricted cash ($2.1 million in restricted cash) and $911.7 million in available-for-sale securities to fund operations. During the six months ended March 31, 2025, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $416.4 million, which was primarily due to the $500.0 million as an upfront payment and $325.0 million in the form of an equity investment under the Sarepta agreement, partially offset by ongoing expenses related to the Company’s research and development programs and repayments on the credit facility.
In total, the Company is eligible to receive up to $13.3 billion in additional developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Recent Accounting Pronouncements
In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, in November 2024, and ASU 2025-01, Clarifying the Effective Date. These updates require entities to provide disaggregated disclosures of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning October 1, 2027, and are not expected to have a material impact on its consolidated financial statements and related disclosures.
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
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
GSK	$3	$—	$2,503	$2,685
Takeda	—	—	—	866
Sarepta	542,706	—	542,706	—
Total	$542,709	$—	$545,209	$3,551
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	March 31, 2025	September 30, 2024
	(in thousands)
Receivables included in accounts receivable	$2,365	$—
Contract liabilities included in deferred revenue	$43,268	$—
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
As of March 31, 2025, the Company recorded an insignificant amount in accounts receivable and no liabilities.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of March 31, 2025.
The Company recorded $28.8 million as accrued expenses as of March 31, 2025 that was primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of March 31, 2025.
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
Sarepta Therapeutics, Inc.
On November 25, 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Sarepta Collaboration Agreement”) with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. The Company concurrently entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Sarepta (see Note 6).
Under the Sarepta Collaboration Agreement, Sarepta received an exclusive worldwide license to SRP-1001 (formerly ARO-DUX4), SRP-1003 (formerly ARO-DM1), SRP-1002 (formerly ARO-MMP7), and SRP-1004 (formerly ARO-ATXN2) clinical stage programs (the “C1” programs). Sarepta also received an exclusive sublicensable worldwide license to the Company’s ARO-HTT, ARO-ATXN1, and ARO-ATXN3 preclinical stage programs (the “C2” programs). The Company will perform certain research and development activities for the C1 and C2 programs.
Further, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target (the “C3” programs). Upon target acceptance, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a CTA ready data package (the "CTA package").
The Company identified 17 performance obligations under the Sarepta Collaboration Agreement. The four C1 licenses are distinct performance obligations from the four C1 research and development performance obligations since the customer can use and benefit from the licenses separately. The performance obligations for the licenses were satisfied during the quarter upon delivery and the research and development performance obligations will be satisfied as the work is performed. The remaining nine performance obligations include three C2 preclinical stage program licenses and research and development activities, and six C3 unidentified discovery target licenses and research and development activity. Each of the three C2 programs and the six C3 programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the C2 and C3 product licenses and respective research and development work will be combined to form one performance obligation. For these nine performance obligations, revenue will be recognized over time as the work is performed.
For performance obligations recognized over time, the estimated performance period over which revenue will be recognized is determined to be the period over which the Company estimates it will perform the research and development activities. The Company determined that the most appropriate method of measuring progress for these performance obligations is an input method based on research and development costs in the program budget. Accordingly, the Company has estimated the total cost required to complete its obligation and recognized an amount of revenue equal to the proportion of services performed, which is reassessed on an ongoing basis as the program progresses. In the period an agreement expires or is terminated, remaining deferred revenue, if any, is recognized as revenue.
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Closing date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company expects to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. The fixed consideration of $833.6 million and an estimated variable consideration of $71.2 million were allocated to all performance obligations based on their relative standalone selling price. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. The standalone selling prices for the research and development work were determined based on an expected cost plus margin approach. The fixed and estimated variable consideration of $904.9 million was allocated in accordance to the following table:

March 31, 2025
(in thousands)
Upfront payment	$500,000
Annual fees	250,000
Equity premium	83,612
Fixed consideration	$833,612
Estimated variable consideration	71,243
Total transaction price	$904,855
The Company estimates the stand-alone selling price for each distinct performance obligation, which involves assumptions that may require significant judgment. The Company’s estimates of the stand-alone selling price for license-related performance obligations includes forecasted revenues and expenses, phase dates, probability of success, development timelines, and the discount rate. The estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. The Company identified a discount for accounting revenue recognition purposes which was allocated proportionally to each of the performance obligations based upon their standalone selling price.
The Company will receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs as well as development milestone payments of up to $300.0 million. Further, for each of the

13 programs, the Company is eligible to receive regulatory milestone payments between $110.0 million and $180.0 million per program. Variable consideration associated with the milestones that may be achieved will be allocated to the performance obligation to which it is determined to be related, which will be the respective development work that is being reimbursed and the respective programs to which the milestones relate. ARO-DM1 Development Milestones will be allocated between the license and development work based on the allocation of the standalone selling price. The Company constrained all of the ARO-DM1 Development Milestones and other development milestones as there is a high degree of uncertainty around the occurrence of those events.
The Company is also eligible to receive sales milestone payments between $500.0 million and $700.0 million per program as well as tiered royalties on net sales of licensed products of up to the low double digits, subject to the terms and conditions of the Sarepta Collaboration Agreement. The Company has applied the sales-based scope exception to the sales milestones and the royalty-based payments.
The Sarepta Collaboration Agreement commenced in February 2025 and may be terminated by either party in the event of a material breach as defined therein. In addition, Sarepta may voluntarily terminate the Sarepta Collaboration Agreement with 30 days' written notice to the Company if terminated prior to any regulatory approval of a licensed product. Unless earlier terminated, the Sarepta Collaboration Agreement expires on a product-by-product and country-by-country basis, upon the date of expiration of the relevant royalty term for such product in such country.
As of March 31, 2025, the Company recorded $542.7 million in revenue from Sarepta, $2.4 million in accounts receivable and $43.3 million in deferred revenue. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the C3 programs. Accordingly, the end dates are subject to change. The Company expects to recognize the unsatisfied performance obligations in accordance with the various agreements, and all performance obligations are currently estimated to be fully satisfied by March 31, 2031.
NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	March 31, 2025	September 30, 2024
	(in thousands)
Land	$2,996	$2,996
Buildings	248,893	75,988
Research equipment	60,259	65,353
Manufacturing equipment	13,812	—
Furniture	5,594	5,594
Computers and software	1,033	981
Leasehold improvements	104,401	104,410
Construction in progress	16,245	188,731
	453,233	444,053
Less: Accumulated depreciation and amortization	(68,430)	(58,021)
Property, plant and equipment, net	$384,803	$386,032
Depreciation and amortization expense for property, plant and equipment for the three months ended March 31, 2025 and 2024 was $5.6 million and $4.1 million, respectively. Depreciation and amortization expense for property, plant and equipment for the six months ended March 31, 2025 and 2024 was $10.4 million and $7.9 million, respectively.
During the first quarter of fiscal 2025, the Company completed the build out of its manufacturing facility in Verona, Wisconsin. This resulted in the reclassification of $172.9 million from construction in progress to buildings and $13.8 million to manufacturing equipment as of March 31, 2025. Additionally, the Company began depreciating the newly completed manufacturing facility over a 39-year period and the manufacturing equipment over 7- or 10-year periods.
During the first quarter of fiscal 2024, the Company completed the build out of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $76.0 million from construction in progress to buildings as of March 31, 2025.

Accrued Expenses
Accrued expenses consisted of the following as of:

	March 31, 2025	September 30, 2024
	(in thousands)
Accrued R&D expenses	$42,963	$28,069
Accrued R&D expenses; co-development	28,755	23,351
Accrued capital expenditures	358	4,206
Other	6,374	7,391
Total accrued expenses	$78,450	$63,017

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of March 31, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$910,744	$1,063	$(107)	$911,700
Total current investments	$910,744	$1,063	$(107)	$911,700

	As of September 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$577,465	$837	$(26)	$578,276
Total current investments	$577,465	$837	$(26)	$578,276

The following table summarizes the contract maturity of the available-for-sale securities as of:

	March 31, 2025	September 30, 2024
	(in thousands)

Within one year	$422,082	$578,276
After one to two years	301,085	—
After two to three years	188,533	—
Total	$911,700	$578,276

As of March 31, 2025 and September 30, 2024, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of March 31, 2025 and 2024.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of March 31, 2025
Patents	$21,728	$15,649	$—	$6,079	14
License	3,129	1,497	—	1,632	21
Total intangible assets, net	$24,857	$17,146	$—	$7,711

As of September 30, 2024
Patents	$21,728	$14,873	$—	$6,855	14
License	3,129	1,422	—	1,707	21
Total intangible assets, net	$24,857	$16,295	$—	$8,562

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the six months ended March 31, 2025 and 2024.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended March 31, 2025 and 2024, and $0.9 million for each of six months ended March 31, 2025 and 2024. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2025:

Amortization Expense
Year Ending September 30,	(in thousands)
2025 (remainder)	$849
2026	1,700
2027	1,700
2028	1,700
2029	795
2030 and thereafter	967
Total	$7,711

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of March 31, 2025
Common stock	$0.001	290,000	138,062	138,062
Preferred stock	$0.001	5,000	—	—

As of September 30, 2024
Common stock	$0.001	290,000	124,376	124,376
Preferred stock	$0.001	5,000	—	—
As of March 31, 2025 and September 30, 2024, respectively, 10,134,173 and 11,492,293 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
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
The Company determined that the Avoro Pre-Funded Warrants are freestanding financial instruments because they (i) are immediately exercisable, (ii) do not embody an obligation for the Company to repurchase its shares, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, and (iv) are indexed to the Company’s common stock. As such, the Company evaluated the Avoro Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the Avoro Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the Avoro Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the Avoro Pre-Funded Warrants relative to the guidance in ASC 815-40, Contracts in Entity's Own Equity, to determine the appropriate treatment. The Company concluded that the Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Avoro Pre-funded Warrants as permanent equity. As of March 31, 2025, no shares underlying the Avoro Pre-Funded Warrants had been exercised.
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
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of March 31, 2025, no shares have been issued under the Open Market Sale Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2025.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, where it has constructed an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support manufacturing process development and analytical activities.
As of March 31, 2025, the build-out of these facilities was completed, with total costs incurred of $292.6 million. The Company has an expected outstanding balance of approximately $3.7 million remaining to be settled.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of March 31, 2025.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of March 31, 2025.
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
Madison, Wisconsin: The Company leases 107,000 square feet space located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of March 31, 2025.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2025	September 30, 2024
		(in thousands)

Operating lease assets	Right-of-use assets	$44,452	$45,255
Current operating lease liabilities	Lease liabilities	6,782	6,342
Non-current operating lease liabilities	Lease liabilities, net of current portion	107,529	111,027

		Three Months Ended March 31,		Six Months Ended March 31,
Lease Cost	Classification	2025	2024	2025	2024
		(in thousands)

Operating lease cost	Research and development	$2,709	$2,572	$5,520	$5,566
	General and administrative expense	500	491	993	967

Variable lease cost (1)	Research and development	951	836	1,937	1,615
	General and administrative expense	—	—	—	—

Total		$4,160	$3,899	$8,450	$8,148
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the three and six months ended March 31, 2025 and 2024, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2025:

Year	Amounts
(in thousands)
2025 (remainder)	$7,776
2026	15,799
2027	14,974
2028	13,619
2029	13,905
2030 and thereafter	114,790
Total	$180,863
Less imputed interest	$(66,552)
Total operating lease liabilities (includes current portion)	$114,311
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$—	$—	$3,099
Right-of-use assets obtained in exchange for amended operating lease liabilities	$—	$—	$—	$64
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,840	$2,046	$7,680	$4,016

			March 31,
			2025	2024
Weighted-average remaining lease term (in years)			12.1	13.0
Weighted-average discount rate			8.0%	8.0%
NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 2,391,211 shares of the Company’s common stock are reserved for grants of stock options and restricted stock awards to employees and directors as of March 31, 2025.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the

Company’s common stock are reserved for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of March 31, 2025, the total number of shares available for issuance was 2,282,102 shares, which includes 166,023 and 331,638 shares that were forfeited under the 2013 and 2021 Plans, respectively, and 6,215,559 shares have been granted under the 2021 Plan.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2025, the total number of shares remaining available for issuance was 392,611 shares, and 507,340 shares have been granted under the Inducement Plan.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2025, there were 602,355 and 151,500 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	March 31, 2025
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	891,211	32,151	602,355	1,525,717
Restricted stock units	1,500,000	3,939,734	494,009	5,933,743
Total	2,391,211	3,971,885	1,096,364	7,459,460
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Research and development	$7,264	$7,097	$14,110	$15,413
General and administrative	7,817	9,491	15,147	18,860
Total	$15,081	$16,588	$29,257	$34,273
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,978,516	$23.39
Granted	—	—
Cancelled or expired	(30,466)	43.12
Exercised	(422,333)	7.67
Outstanding at March 31, 2025	1,525,717	$27.35	3.7	$3,831,887
Exercisable at March 31, 2025	1,525,717	$27.35	3.7	$3,831,887

The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2025 and 2024 was $3.7 million and $2.5 million, respectively. The total intrinsic value of the options exercised during the six months ended March 31, 2025 and 2024 was $4.6 million and $3.1 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended March 31, 2025 and 2024, was $3.0 thousand and $0.6 million, respectively. Stock-based compensation expense related to stock options outstanding for the six months ended March 31, 2025 and 2024, was $0.1 million and $2.1 million, respectively.
As of March 31, 2025, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No options were granted during the six months ended March 31, 2025 and 2024.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended March 31, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $0.9 million and $1.2 million, respectively. For the six months ended March 31, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $1.9 million and $3.2 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2024	4,913,312	$49.61
Granted	2,576,819	19.88
Vested	(1,337,263)	44.15
Forfeited	(219,125)	33.97
Outstanding at March 31, 2025	5,933,743	$38.49
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended March 31, 2025 and 2024, the Company recorded $15.1 million and $16.0 million of expense related to RSUs, respectively. For the six months ended March 31, 2025 and 2024, the Company recorded $29.2 million and $32.2 million of expense related to RSUs, respectively. As of March 31, 2025, there was $97.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of March 31, 2025 and September 30, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$277,170	$—	$277,170
Commercial notes	—	113,387	—	113,387
Corporate debt securities	—	521,143	—	521,143
Total available-for-sale securities	—	911,700	—	911,700
Cash equivalents
Money market instruments	137,535	—	—	137,535
Commercial notes	—	28,908	—	28,908
Total cash equivalents	137,535	28,908	—	166,443
Total financial assets	$137,535	$940,608	$—	$1,078,143

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$160,723	$—	$160,723
Commercial notes	—	179,714	—	179,714
Corporate debt securities	—	237,839	—	237,839
Total available-for-sale securities	—	578,276	—	578,276
Cash equivalents
Money market instruments	66,966	—	—	66,966
Total cash equivalents	66,966	—	—	66,966
Total financial assets	$66,966	$578,276	$—	$645,242
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of March 31, 2025, the estimated effective interest rate was 6.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	March 31, 2025	September 30, 2024
	(in thousands)
Beginning carrying value	$341,361	$268,326
Milestone payment received	—	50,000
Non-cash interest expense recognized	10,915	23,035
Ending carrying value	$352,276	$341,361
NOTE 12. FINANCING AGREEMENT
On August 7, 2024 (the “Closing Date”), the Company entered into the Financing Agreement with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders. The Financing Agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the Closing Date and an additional $100.0 million available at the Company’s option, subject to mutual agreement with Sixth Street, over the seven-year term. The loans under the Credit Facility bear interest at an annual rate 15.0%, and the interest is paid in kind and added to the outstanding principal balance of the Credit Facility each period. The outstanding principal balance of this Credit Facility, including amounts representing accrued but unpaid interest previously paid in kind, is due and payable on August 7, 2031.
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. As a result, the Company paid $150.0 million of the loans under the Credit Facility during the second quarter of fiscal 2025.
The Amendment was accounted for as a debt modification under ASC 470-50, “Debt—Modification and extinguishments” since the amendment did not result in substantially different terms. In connection with the Amendment, the Company did not incur significant third-party fees.
The Company also paid $1.6 million during the second quarter of fiscal 2025, representing 65% of the milestone payments from GSK under the Credit Facility term. See Note 2.
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
The outstanding balance of the Credit Facility consisted of the following:

	March 31, 2025	September 30, 2024
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	39,687	9,000
Less: Unamortized debt discount and issuance costs	(14,135)	(15,817)
Less: Current portion of credit facility	(65,000)	—
Less: Payments	(151,625)	—
Credit facility, net of current portion	$208,927	$393,183
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Amortization of debt discount and issuance costs	$1,129	$—	$1,682	$—
Contractual interest expense	15,009	—	30,687	—
Total interest expense	$16,138	$—	$32,369	$—

The amounts shown in the table below, related to the Credit Facility, represent the maximum payments the Company is obligated to make to the Lenders during the indicated periods. Principal repayment of up to $160.0 million is scheduled through the fifth year, in line with the contractual terms of the Credit Facility. Actual payments may vary and could be lower than the amounts presented in the table.

Year	Amounts
(in thousands)
2025 (remainder)	$50,000
2026	40,000
2027	40,000
2028	15,000
2029	15,000
Thereafter	203,063
Total	$363,063
NOTE 13. NET INCOME (LOSS) PER SHARE
The following table presents the computation of basic and diluted net income (loss) per share for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$370,445	$(125,300)	$197,360	$(258,164)

Denominator:
Weighted-average basic shares outstanding (1)	133,363	123,285	129,059	115,307
Effect of dilutive securities	1,121	—	1,206	—
Weighted-average diluted shares outstanding (1)	134,484	123,285	130,265	115,307

Basic net income (loss) per share	$2.78	$(1.02)	$1.53	$(2.24)
Diluted net income (loss) per share	$2.75	$(1.02)	$1.52	$(2.24)
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per share because to include them would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Options	760	595	750	657
Restricted stock units	5,289	3,411	4,567	3,931
Total	6,049	4,006	5,317	4,588

NOTE 14. INCOME TAXES
The Company's estimated annual effective tax rate significantly fluctuates for fiscal year 2025 with small changes to the Company’s estimated income. For the three months ended March 31, 2025, the Company has recorded a discrete income tax expense of $1.8 million. The income tax provision for the three months ended March 31, 2024, resulted in no tax expense. For the six months ended March 31, 2025, the Company has recorded a discrete income tax expense of $1.9 million and for the six months ended March 31, 2024, the Company has recorded a discrete income tax benefit of $3.3 million. Income tax expense for the three and six months ended March 31, 2025 was based on actual year to date income recorded and statutory tax rates.
The Company does not anticipate any changes in its unrecognized tax benefits over the next 12 months. Due to the presence of net operating loss carryforwards, all of the income tax years remain open for examination domestically. The Company has not been notified that it is under audit by the Internal Revenue Service or foreign taxing authorities; however, the Company has been notified of an income tax examination by the state of California. There are no other audits in any other jurisdictions.

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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. As such, our actual results or outcomes and timing of certain events may differ materially from those discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part I and “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q as well as “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
•Homozygous familial hypercholesterolemia (HoFH) - zodasiran (formerly ARO-ANG3);
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen);

•Inflammatory pulmonary conditions - ARO-RAGE;
•Idiopathic pulmonary fibrosis - SRP-1002 (formerly ARO-MMP7, out-licensed to Sarepta);
•Metabolic-dysfunction associated steatohepatitis (MASH) - GSK-4532990 (formerly ARO-HSD, out licensed to GSK);
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda);
•Chronic Hepatitis B virus - daplusiran/tomligisiran - GSK5637608 (formerly JNJ-3989 and ARO-HBV, out-licensed to GSK);
•Complement mediated diseases - ARO-C3 and ARO-CFB;
•Metabolic-dysfunction associated steatohepatitis (MASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Obesity - ARO-INHBE and ARO- ALK7
•Facioscapulohumeral muscular dystrophy -SRP-1001 (formerly ARO-DUX4, out-licensed to Sarepta);
•Dystrophia myotonica protein kinase (DMPK) - SRP1003 (formerly ARO-DM1 out-licensed to Sarepta; and
•Spinocerebellar ataxia 2 -SRP-1004 (formerly ARO-ATXN2, out-licensed to Sarepta).
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
The First Half of Fiscal 2025 Business Highlights
Key recent developments through fiscal 2025 included the following:
•Announced Topline results from Part 2 of a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNAi therapeutic designed to reduce liver production of complement component 3 (C3) as a potential therapy for various complement mediated diseases. ARO-C3 achieved reductions in alternative pathway complement activity and proteinuria;
•Showcased preclinical data supporting the advancement of two first-in-class clinical stage, RNAi-based investigational therapeutics being developed by the Company for the treatment of obesity and metabolic diseases;
•Announced preclinical results on ARO-ALK7, which is the first RNAi-based therapy designed to silence adipocyte expression of the ACVR1 to reduce the production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue. Arrowhead received regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-ALK7 in New Zealand, which the company anticipates will begin dosing in the second quarter of 2025;
•Entered into a global licensing and collaboration agreement with Sarepta Therapeutics, Inc (“Sarepta”) on November 25, 2024, which closed on February 7, 2025. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing, the Company received $325.0 million through the purchase of 11,926,301 shares of Company common stock by Sarepta, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. The Company will also receive $250.0 million to be paid in equal installments over five years and is eligible to receive an additional $300.0 million in near-term payments. Additionally, the Company is eligible to receive royalties on commercial sales and up to approximately $10.0 billion in future potential milestone payments;
•Submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on November 16, 2024, which was accepted for filing on January 17, 2025. The FDA provided a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;

•GSK dosed its fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025;
•Announced that the Company has dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE; and
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug Development Summit. The study resulted in multiple promising findings including: (1) ARO-CFB led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50.
Net income attributable to Arrowhead Pharmaceuticals, Inc. was $370.4 million for the three months ended March 31, 2025 and net loss attributable to Arrowhead Pharmaceuticals, Inc. was $125.3 million for the three months ended March 31, 2024. Net income attributable to Arrowhead Pharmaceuticals, Inc. was $197.4 million for the six months ended March 31, 2025 and net loss attributable to Arrowhead Pharmaceuticals, Inc. was $258.2 million for the six months ended March 31, 2024. Net income per diluted share was $2.75 for the three months ended March 31, 2025 and net loss per diluted share was $1.02 for the three months ended March 31, 2024. Net income per diluted share was $1.52 for the six months ended March 31, 2025 and net loss per diluted share was $2.24 for the six months ended March 31, 2024.
The increase in net income for the three and six months ended March 31, 2025 was due to an increase in revenue from the Company's Sarepta Collaboration Agreement partially offset by research and development expenses, which have continued to increase as the Company's pipeline of candidates has expanded and progressed through clinical trial phases.
The Company had $185.7 million of cash, cash equivalents and restricted cash and $911.7 million in available-for-sale securities as of March 31, 2025, as compared to $102.7 million of cash, cash equivalents and restricted cash and $578.3 million in available-for-sale securities as of September 30, 2024. Based upon the Company’s current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund operations for at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenue	$542,709	$—	$545,209	$3,551
Operating income (loss)	$381,202	$(126,191)	$219,790	$(262,736)
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$370,445	$(125,300)	$197,360	$(258,164)
Net income (loss) per diluted share attributable to Arrowhead Pharmaceuticals, Inc.	$2.75	$(1.02)	$1.52	$(2.24)
Revenue
Total revenue for the three months ended March 31, 2025 increased by $542.7 million from the same periods of 2024. Total revenue for the six months ended March 31, 2025 increased by $541.7 million from the same periods of 2024. The change was primarily driven by the revenue recognition associated with GSK and Sarepta license agreements as discussed below.
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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. During the six months ended March 31, 2025, the Company recorded $2.5 million revenue.
Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023. During the six months ended March 31, 2024, the Company recorded $0.9 million revenue.
Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. During the six months ended March 31, 2025, the Company recorded $542.7 million in revenue. As of March 31, 2025, no revenue was recorded for the milestone payments or royalties, as none had been achieved.
Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and six months ended March 31, 2025 and 2024 are shown in the tables below.
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
The following tables provide details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2025	% of Expense Category	Three Months Ended March 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$71,191	54%	$41,129	41%	$30,062	73%
R&D discovery costs	14,806	11%	17,562	17%	(2,756)	(16)%
Salaries	26,907	20%	24,921	25%	1,986	8%
Facilities related	6,737	5%	5,923	6%	814	14%
Total research and development expense, excluding non-cash expense	$119,641	90%	$89,535	89%	$30,106	34%
Stock compensation	7,888	6%	7,487	7%	401	5%
Depreciation and amortization	5,573	4%	4,100	4%	1,473	36%
Total research and development expense	$133,102	100%	$101,122	100%	$31,980	32%

(in thousands)	Six Months Ended March 31, 2025	% of Expense Category	Six Months Ended March 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$148,087	55%	$94,085	43%	$54,002	57%
R&D discovery costs	27,742	10%	39,102	18%	(11,360)	(29)%
Salaries	54,052	20%	47,516	22%	6,536	14%
Facilities related	14,487	5%	12,465	6%	2,022	16%
Total research and development expense, excluding non-cash expense	$244,368	90%	$193,168	89%	$51,200	27%
Stock compensation	15,437	6%	16,494	7%	(1,057)	(6)%
Depreciation and amortization	10,299	4%	7,951	4%	2,348	30%
Total research and development expense	$270,104	100%	$217,613	100%	$52,491	24%
Candidate costs increased $30.1 million, or 73%, for the three months ended March 31, 2025 and $54.0 million, or 57%, for the six months ended March 31, 2025 compared to the same periods of 2024. This increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs decreased $2.8 million, or 16%, for the three months ended March 31, 2025 and $11.4 million, or 29%, for the six months ended March 31, 2025 compared to the same periods of 2024. This decrease was primarily driven by strategic shifts toward clinical development and commercial launch. R&D discovery costs are influenced by the Company’s ongoing discovery efforts, continued advancements into novel therapeutic areas and tissue types, and increasing costs related to CNS studies and lab supplies.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $2.0 million, or 8%, for the three months ended March 31, 2025 and $6.5 million, or 14%, for the six months ended March 31, 2025 compared to the same periods of 2024. The increase was primarily due to an increase in R&D headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison and Verona, Wisconsin. These expenses increased $0.8 million, or 14%, for the three months ended March 31, 2025 and $2.0 million, or 16%, for the six months ended March 31, 2025 compared to the same periods of 2024. This increase was primarily due to property taxes charged to the laboratory and office facilities in Verona, Wisconsin, which completed their build out during the first quarter of fiscal 2024.
Stock compensation expense, a non-cash expense, is based up the valuation of stock options and restricted stock units granted to employees. Stock compensation expense increased $0.4 million, or 5%, for the three months ended March 31, 2025, which was primarily due to an increase in R&D headcount. Stock compensation decreased $1.1 million, or 6%, for the six months ended March 31, 2025 compared to the same periods of 2024. The decrease was primarily due to the cancellation of awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $1.5 million, or 36% for the three months ended March 31, 2025 and $2.3 million, or 30%, for the six months ended March 31, 2025 compared to the same periods of 2024. The increase was primarily attributed to completion of the build out of facilities in Verona, Wisconsin, and the commencement of depreciation.
The Company anticipates these R&D expenses to continue to increase as its pipeline of candidates grows and progresses to later phase clinical trials, in addition to inflationary pressure on goods and services and the labor market.
General & Administrative Expenses
The following tables provide details of general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2025	% of Expense Category	Three Months Ended March 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$7,857	28%	$7,088	28%	$769	11%
Professional, outside services, and other	10,815	37%	6,278	25%	4,537	72%
Facilities related	1,082	4%	1,015	4%	67	7%
Total general & administrative expense, excluding non-cash expenses	$19,754	69%	$14,381	57%	$5,373	37%
Stock compensation	8,140	29%	10,263	41%	(2,123)	(21)%
Depreciation and amortization	511	2%	425	2%	86	20%
Total general & administrative expenses	$28,405	100%	$25,069	100%	$3,336	13%

(in thousands)	Six Months Ended March 31, 2025	% of Expense Category	Six Months Ended March 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$15,188	27%	$13,347	27%	$1,841	14%
Professional, outside services, and other	20,941	38%	11,500	24%	9,441	82%
Facilities related	2,367	4%	2,040	4%	327	16%
Total general & administrative expense, excluding non-cash expense	$38,496	69%	$26,887	55%	$11,609	43%
Stock compensation	15,799	29%	20,950	43%	(5,151)	(25)%
Depreciation and amortization	1,020	2%	837	2%	183	22%
Total general & administrative expense	$55,315	100%	$48,674	100%	$6,641	14%
Salaries expense increased $0.8 million, or 11%, for the three months ended March 31, 2025 and $1.8 million, or 14%, for the six months ended March 31, 2025 compared to the same periods of 2024. The increase was driven by the combination of annual salary increases and increased headcount required to support the Company’s growth.
Professional, outside services, and other expenses include costs related to legal, audit, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. This expense increased $4.5 million, or 72%, for the three months ended March 31, 2025 and $9.4 million, or 82%, for the six months ended March 31, 2025 compared to the same periods of 2024. The increase was mainly due to professional services associated with commercialization and business development efforts.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California.
Stock compensation expense, a non-cash expense, is based on the valuation of stock options and restricted stock units granted to employees. This expense decreased $2.1 million, or 21%, for the three months ended March 31, 2025 and $5.2 million, or 25%, for the six months ended March 31, 2025 compared to the same periods of 2024. The decrease was primarily due to lower compensation costs related to performance awards, as the timing of these expenses can vary based on the achievement of related performance targets.
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
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense. Other expense increased $10.8 million and $22.3 million for the three and six months ended March 31, 2025 compared to the same periods of 2024. The increase was primarily due to non-cash interest expense associated with the liability related to the sale of future royalties and the Credit Facility, partially offset by higher income from increased investment yields due to higher average cash balance.

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
The Company’s cash, cash equivalents and restricted cash was $185.7 million as of March 31, 2025 compared to $102.7 million as of September 30, 2024. Cash invested in available-for-sale securities was $911.7 million as of March 31, 2025 compared to $578.3 million as of September 30, 2024.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of March 31, 2025, no shares have been issued under the Open Market Sale Agreement.
In August 2024, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025.
The Company believes its current financial resources are sufficient to fund its operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
The following table presents a summary of cash flows:

	Six Months Ended March 31,
	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$313,781	$(210,217)
Investing activities	(343,303)	(204,098)
Financing activities	113,016	431,044
Net increase in cash, cash equivalents and restricted cash	$83,494	$16,729

Cash, cash equivalents and restricted cash at end of period	$185,709	$127,704
During the six months ended March 31, 2025, cash flow provided by operating activities was $313.8 million, which was primarily due to $500.0 million of cash received as part of the Sarepta agreement, partially offset by ongoing expenses related to the Company's research and development programs and general and administrative expenses. Cash used in investing activities amounted to $343.3 million, which was primarily attributable to capital expenditures of $12.8 million and investment purchases of $677.9 million, offset by proceeds from maturities of investments of $347.4 million. Cash provided by financing activities of $113.0 million was primarily related to cash received from the issuance of common stock in the Sarepta agreement and pre-funded warrants and stock option exercises (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”).
During the six months ended March 31, 2024, cash flow used in operating activities was $210.2 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $204.1 million, which was primarily attributable to capital expenditures of $102.7 million and investment purchases of $310.0 million, partially offset by proceeds from sales and maturities of investments of $208.6 million. Cash provided by financing activities of $431.0 million was primarily related to cash received from the issuance of common stock as well as stock option exercises.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
(a) Severance and Change of Control Agreements
The Company entered into Severance and Change of Control Agreements with each of Daniel Apel and James Hamilton on May 8, 2025 and each of Christopher Anzalone and Patrick O’Brien on May 9, 2025 (the “Severance Agreements”). Under the Severance Agreements, upon a termination of the executive’s employment by the Company without “Cause” (and not as a result of the executive’s death or disability) or due to the executive’s “Resignation for Good Reason” (each quoted term as defined in each Severance Agreement), the Company will provide the following severance benefits: (i) payment of accrued but unpaid base salary, accrued but unused vacation, and any annual cash bonus earned but unpaid for the preceding fiscal year; (ii) a lump sum severance payment equal to six months’ worth of the executive’s base salary (or, for Dr. Anzalone, 12 months’ worth of his base salary, plus a pro-rated portion of his target annual cash bonus for the year in which the termination occurs) (the “Severance Payment”); and (iii) reimbursement of health care continuation premiums for the 12-month period (or, for Dr. Anzalone, the 18-month period) following the termination date.

If the termination of employment described above occurs within the period beginning three months prior to the signing of a definitive agreement that would result in a “Change of Control” (as defined in each Severance Agreement) through the first anniversary of such Change of Control, the Company will provide the following severance benefits in lieu of the benefits described above: (i) payment of accrued but unpaid base salary, accrued but unused vacation, and any annual cash bonus earned but unpaid for the preceding fiscal year; (ii) a lump sum severance payment equal to (a) 12 months’ worth (or, for Dr. Anzalone, 24 months’ worth) of the executive’s base salary, plus (b) one and one-half times (or, for Dr. Anzalone, two times) the executive’s target annual cash bonus for the year in which the termination occurs (the “COC Severance Payment”); provided, however, that if the executive has received a Severance Payment, the COC Severance Payment shall be reduced by the amount of such Severance Payment; (iii) reimbursement of health care continuation premiums for the 18-month period following the termination date; and (iv) accelerated vesting of all outstanding equity awards, with any performance-based vesting criteria deemed achieved at the target level of performance (and, if the termination occurs within the permitted period prior to the Change of Control, a lump sum cash payment equal to the value of any equity awards that would have vested had the executive remained employed through the Change of

Control).

The severance benefits provided under the Severance Agreements are subject to each executive’s execution and non-revocation of a release of claims in favor of the Company and its affiliates. Further, in the event that any payments or benefits provided under the Severance Agreements or otherwise constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the executive will receive the portion of such payments and benefits that results in the greatest after-tax benefit to the executive (including after payment of any excise tax under Section 4999 of the Code).

CFO Retirement Letter

As previously announced, Ken Myszkowski is expected to retire as Chief Financial Officer of the Company, effective as of May 13, 2025 (the “Effective Date”). In connection therewith, on May 9, 2025, the Company entered into a transition agreement with Mr. Myszkowski (the “CFO Retirement Letter”). Under the CFO Retirement Letter, Mr. Myszkowski will remain an employee of the Company following the Effective Date through January 31, 2026 (the “Transition Period”) to be reasonably available for consultation at the request of his successor, Mr. Apel, and to assist Mr. Apel with certain regulatory filings. In consideration for his services, Mr. Myszkowski will receive a base salary at an annualized rate of $200,000 through the end of the Transition Period, subject to his continued employment. If the Company terminates Mr. Myszkowski’s employment without cause prior to the end of the Transition Period, Mr. Myszkowski will receive (i) a lump sum payment equal to three months’ worth of his annualized base salary and (ii) an amount equal to the cost of three months of healthcare insurance.

The foregoing descriptions of the Severance Agreements and the CFO Retirement Letter are not complete and are qualified in their entirety by reference to the full texts of the Severance Agreements and the CFO Retirement Letter, copies of which are filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(c) Trading Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated trading plans intended to satisfy Rule 10b5-1(c), except as set forth in the following table:

Name	Title	Adoption or Termination Date	Plan Start Date	Plan End Date	Shares Vesting and Subject to Sell-To- Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)
Ken Myszkowski	Chief Financial Officer	Terminated on 1/6/2025	6/11/2024	2/28/2025	n/a	115,000
Ken Myszkowski	Chief Financial Officer	1/7/2025	4/10/2025	12/31/2025	n/a	170,599
James Hamilton	Chief Medical Officer, Head of R&D	2/24/2025	5/28/2025	11/30/2026	n/a	60,000
Christopher Anzalone	Chief Executive Officer	Terminated on 3/12/2025	12/4/2024	12/31/2026	2,082,892	n/a
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

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023(incorporated by reference from Exhibit 3.3 of the Company’s Form 10-Q filed on May 2, 2023)

10.1*	Severance and Change of Control Agreement by and between Company and Christopher Anzalone, dated May 9, 2025

10.2*	Severance and Change of Control Agreement by and between Company and Daniel Apel, dated May 8, 2025

10.3*	Severance and Change of Control Agreement by and between Company and Patrick O'Brien, dated May 9, 2025

10.4*	Severance and Change of Control Agreement by and between Company and James Hamilton, dated May 8, 2025

10.5*	CFO Retirement Letter by and between Company and Ken Myszkowski, dated May 9, 2025

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: May 12, 2025

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Kenneth A. Myszkowski
Kenneth A. Myszkowski Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)