Form 10-Q
period 2025-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2025-08-07
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 1, 2025 was 138,257,550.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$129,793	$102,685
Accounts receivable	9,699	—
Available-for-sale securities, at fair value	770,579	578,276
Prepaid expenses	23,692	9,537
Other current assets	13,160	4,973
Total current assets	946,923	695,471
Property, plant and equipment, net	381,048	386,032
Intangible assets, net	7,286	8,562
Right-of-use assets	44,002	45,255
Other assets	1,353	4,482
Total Assets	$1,380,612	$1,139,802
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,050	$11,388
Accrued expenses	64,818	63,017
Accrued payroll and benefits	19,298	21,989
Lease liabilities	7,010	6,342
Deferred revenue	22,979	—
Credit facility	40,000	—
Other liabilities	7,375	432
Total current liabilities	194,530	103,168
Long-term liabilities:
Lease liabilities, net of current portion	105,690	111,027
Liability related to the sale of future royalties	360,254	341,361
Credit facility, net of current portion	200,332	393,183
Total long-term liabilities	666,276	845,571
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 138,144 and 124,376 shares	230	217
Additional paid-in capital	2,120,130	1,806,000
Accumulated other comprehensive income	5,357	4,750
Accumulated deficit	(1,603,404)	(1,625,523)
Stockholders’ equity	522,313	185,444
Noncontrolling interest	(2,507)	5,619
Total noncontrolling interest and stockholders’ equity	519,806	191,063
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$1,380,612	$1,139,802
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$27,767	$—	$572,976	$3,551
Operating expenses:
Research and development	162,368	152,431	432,472	370,044
General and administrative	30,949	23,710	86,264	72,384
Total operating expenses	193,317	176,141	518,736	442,428
Operating (loss) income	(165,550)	(176,141)	54,240	(438,877)

Other (expense) income:
Interest income	11,019	6,498	28,236	15,550
Interest expense	(24,382)	(5,094)	(67,667)	(17,705)
Other, net	(176)	760	603	1,370
Total other (expense) income	(13,539)	2,164	(38,828)	(785)
(Loss) income before income tax expense and noncontrolling interest	(179,089)	(173,977)	15,412	(439,662)
Income tax (benefit) expense	(437)	—	1,419	(3,313)
Net (loss) income including noncontrolling interest	$(178,652)	$(173,977)	$13,993	$(436,349)
Net loss attributable to noncontrolling interest, net of tax	(3,411)	(3,184)	(8,126)	(7,392)
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(175,241)	$(170,793)	$22,119	$(428,957)

Net (loss) income per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.26)	$(1.38)	$0.17	$(3.63)
Diluted	$(1.26)	$(1.38)	$0.17	$(3.63)
Weighted-average shares used in calculating
Basic	139,039	124,199	132,385	118,260
Diluted	139,039	124,199	133,352	118,260

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities	876	249	1,022	2,374
Foreign currency translation adjustments	91	(141)	(415)	(139)
Comprehensive (loss) income	$(177,685)	$(173,869)	$14,600	$(434,114)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—
Issuance of pre-funded warrants	—	—	25,000	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	(106)
Unrealized losses on available-for-sale securities	—	—	—	(507)	—	—	(507)
Net loss	—	—	—	—	(173,085)	(2,133)	(175,218)
Balance at December 31, 2024	124,655	$217	$1,846,843	$4,137	$(1,798,608)	$3,486	$56,075
Stock-based compensation	—	—	16,027	—	—	—	16,027
Exercise of stock options	353	—	2,619	—	—	—	2,619
Common stock - restricted stock units vesting	1,128	1	—	—	—	—	1
Common stock issued	11,926	12	241,375	—	—	—	241,387
Foreign currency translation adjustments	—	—	—	(400)	—	—	(400)
Unrealized gains on available-for-sales securities	—	—	—	653	—	—	653
Net income	—	—	—	—	370,445	(2,582)	367,863
Balance at March 31, 2025	138,062	$230	$2,106,864	$4,390	$(1,428,163)	$904	$684,225
Stock-based compensation	—	—	13,043	—	—	—	13,043
Exercise of stock options	36	—	223	—	—	—	223
Common stock - restricted stock units vesting	46	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	91	—	—	91
Unrealized gains on available-for-sales securities	—	—	—	876	—	—	876
Net loss	—	—	—	—	(175,241)	(3,411)	(178,652)
Balance at June 30, 2025	138,144	$230	$2,120,130	$5,357	$(1,603,404)	$(2,507)	$519,806

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	$15,819	$287,162
Stock-based compensation	—	—	19,694	—	—	—	19,694
Exercise of stock options	34	—	267	—	—	—	267
Common stock - restricted stock units vesting	154	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	58	—	—	58
Unrealized gains on available-for-sale securities	—	—	—	1,909	—	—	1,909
Net loss	—	—	—	—	(132,864)	(2,512)	(135,376)
Balance at December 31, 2023	107,500	$200	$1,320,356	$(1,255)	$(1,158,894)	$13,307	$173,714
Stock-based compensation	—	—	17,750	—	—	—	17,750
Exercise of stock options	120	—	1,512	—	—	—	1,512
Common stock - restricted stock units vesting	723	1	(1)	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	429,265
Foreign currency translation adjustments	—	—	—	(56)	—	—	(56)
Unrealized gains on available-for-sale securities	—	—	—	216	—	—	216
Net loss	—	—	—	—	(125,300)	(1,696)	(126,996)
Balance at March 31, 2024	124,133	$217	$1,768,866	$(1,095)	$(1,284,194)	$11,611	$495,405
Stock-based compensation	—	—	17,050	—	—	—	17,050
Exercise of stock options	43	—	388	—	—	—	388
Common stock - restricted stock units vesting	51	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(141)	—	—	(141)
Unrealized gains on available-for-sale securities	—	—	—	249	—	—	249
Net loss	—	—	—	—	(170,793)	(3,184)	(173,977)
Balance at June 30, 2024	124,227	$217	$1,786,304	$(987)	$(1,454,987)	$8,427	$338,974
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,993	$(436,349)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Stock-based compensation	44,279	54,494
Depreciation and amortization	17,542	13,570
(Accretion) amortization of note premiums/discounts	(4,545)	7,886
Realized loss on investments	—	(80)
Non-cash interest expense on liability related to the sale of future royalties	18,893	17,705
Non-cash interest expense on credit facility	48,774	—
Changes in operating assets and liabilities:
Accounts receivable	(9,841)	—
Prepaid expenses and other assets	(22,342)	(1,746)
Accounts payable	21,662	2,785
Accrued expenses	7,956	13,086
Deferred revenue	22,979	(866)
Operating lease, net	(3,417)	3,880
Other	3,128	—
Net cash provided by (used in) operating activities	159,061	(325,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,177)	(117,180)
Purchases of investments	(774,616)	(428,611)
Proceeds from sales and maturities of investments	587,880	348,642
Net cash used in investing activities	(201,913)	(197,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	3,476	2,166
Proceeds from the issuance of common stock, net of offering costs	—	429,265
Proceeds from the sales of future royalties	—	50,000
Proceeds from the issuance of warrants	25,000	—
Payments of debt issuance costs	(5,000)	—
Proceeds from the issuance of common stock	241,388	—
Repayments of credit facility	(201,625)	—
Proceeds from Visirna credit agreement	7,098	—
Net cash provided by financing activities	70,337	481,431

Net increase (decrease) in cash, cash equivalents and restricted cash	27,485	(41,353)

Effect of exchange rate on cash, cash equivalents and restricted cash	(377)	(139)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	102,685	110,891
END OF PERIOD	$129,793	$69,399

Supplementary disclosure of cash flows:
Interest paid	$(19)	$—
Income taxes paid	$(81)	$(3,062)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$346	$6,909
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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	ARO-PNPLA3	Phase 1	Arrowhead
	GSK-4532990	Phase 2b	GSK
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	GSK5637608	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
Central Nervous System (CNS)	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company also operates an active pharmaceutical ingredient manufacturing and supporting laboratory facility in Verona, Wisconsin. The Company’s principal executive offices are located in Pasadena, California.
During the first three quarters of fiscal 2025, the Company has continued to develop and advance its pipeline and partnered candidates. The following is a summary of select significant developments affecting our business that have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024:
•Triggered a $100.0 million milestone payment from Sarepta Therapeutics, Inc., which was triggered on July 27, 2025, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1);
•Announced the signing of an asset purchase agreement between Sanofi and Visirna Therapeutics, a majority-owned subsidiary of the Company, created to develop and commercialize four of the Company’s investigational cardiometabolic candidates in Greater China. Under the terms of the agreement, Sanofi will acquire rights to develop and commercialize investigational plozasiran, the Company's first-in-class RNAi therapeutic candidate designed to reduce production of apolipoprotein C-III (APOC3) as a potential treatment for familial chylomicronemia syndrome (FCS) and severe hypertriglyceridemia (SHTG), in Greater China;
•Initiated and dosed the first subject in the YOSEMITE Phase 3 clinical trial of zodasiran, the Company’s investigational RNAi therapeutic being developed as a potential treatment for homozygous familial hypercholesterolemia (HoFH), a rare genetic condition that leads to severely elevated LDL-cholesterol and early onset cardiovascular disease;
•Completed enrollment of SHASTA-3, SHASTA-4, and MUIR-3 Phase 3 clinical trials of plozasiran. The Company’s global Phase 3 clinical studies are designed to support regulatory submissions for approval of investigational plozasiran in the treatment of severe hypertriglyceridemia. The Company previously submitted a New Drug Application to the U.S. Food and Drug Administration (“FDA”) on November 16, 2024 for plozasiran based on positive Phase 3 PALISADE study results in patients with familial chylomicronemia syndrome, which the FDA accepted on January 17, 2025, with a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;
•Initiated a Phase 1/2a clinical trial of ARO-ALK7 for the treatment of obesity. ARO-ALK7 is the first RNAi-based therapy designed to silence adipocyte expression of the ACVR1C gene to reduce the production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue;
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
•Announced that the Company dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE; and
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug Development Summit. The study resulted in multiple findings including: (1) ARO-CFB led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50.
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
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of June 30, 2025 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form

10-K for the fiscal year ended September 30, 2024 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
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
As of June 30, 2025, the Company had $129.8 million in cash, cash equivalents and restricted cash ($2.2 million in restricted cash) and $770.6 million in available-for-sale securities to fund operations. During the nine months ended June 30, 2025, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $219.4 million, which was primarily due to the $500.0 million as an upfront payment under the Sarepta agreement and $325.0 million in the form of an equity investment under the Sarepta agreement, and $25.0 million in the form of pre-funded warrants, partially offset by ongoing expenses related to the Company’s research and development programs, $201.6 million payments on its credit facility, and $28.2 million interest income earned on investments.
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
Recent Accounting Pronouncements
In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, in November 2024, and ASU 2025-01, Clarifying the Effective Date. These updates require entities to provide disaggregated disclosures of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning October 1, 2027, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, this ASU requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows. The Company plans to adopt the ASU's in connection with our Annual Report on Form 10-K for the fiscal year ending September 30, 2025, as required and will be applied retrospectively to all periods presented.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, reinstate the limit of the deduction of interest expense to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.

Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GSK	$143	$—	$2,646	$2,685
Takeda	—	—	—	866
Sarepta	27,624	—	570,330	—
Total	$27,767	$—	$572,976	$3,551
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	June 30, 2025	September 30, 2024
	(in thousands)
Receivables included in accounts receivable	$9,699	$—
Contract liabilities included in deferred revenue	$22,979	$—
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
As of June 30, 2025, the Company had no contract assets and liabilities recorded.
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
The Company determined that the key deliverables included the license and certain research and development services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study, and to ensure certain manufacturing of fazirsiran drug product is completed and delivered to Takeda (the “Takeda R&D Services”). Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation. Takeda is responsible for managing clinical development and commercialization outside the United States. Within the United States, the Company and Takeda are responsible in the co-development and co-commercialization efforts. The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts are recorded as research and development expenses or general and administrative expenses, as appropriate.
Under the terms of the Takeda License Agreement, the Company received $300.0 million as an upfront payment in January 2021 and an additional $40.0 million upon Takeda’s initiation of a Phase 3 REDWOOD clinical study of fazirsiran in March 2023, and is eligible to receive up to $527.5 million in additional potential development, regulatory and commercial milestones.
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of June 30, 2025.
The Company recorded $24.6 million as accrued expenses as of June 30, 2025 that was primarily driven by co-development and co-commercialization activities.
Janssen Pharmaceuticals, Inc. (“Janssen”)
On April 7, 2023, Janssen voluntarily terminated its collaboration agreement with the Company and the Company regained full rights to ARO-PNPLA3, formerly called JNJ-75220795. There are no currently active trials for ARO-PNPLA3.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of June 30, 2025.
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
Under the Sarepta Collaboration Agreement, Sarepta received an exclusive sublicensable worldwide license to

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
Further, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target (the “C3” programs). Upon target acceptance, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a Clinical Trial Application ready data package (the "CTA package").
The Company identified 17 performance obligations under the Sarepta Collaboration Agreement. The four C1 licenses are distinct performance obligations from the four C1 research and development performance obligations since the customer can use and benefit from the licenses separately. The performance obligations for the licenses were satisfied in the second quarter of fiscal 2025 upon delivery, and the research and development performance obligations will be satisfied as the work is performed. The remaining nine performance obligations include three C2 preclinical stage program licenses and research and development activities, and six C3 unidentified discovery target licenses and research and development activity. Each of the three C2 programs and the six C3 programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the C2 and C3 product licenses and respective research and development work will be combined to form one performance obligation. For these nine performance obligations, revenue is recognized over time as the work is performed.
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
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Closing date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company is entitled to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. The fixed consideration of $833.6 million and an estimated variable consideration of $71.2 million were allocated to all performance obligations based on their relative standalone selling price. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. The standalone selling prices for the research and development work were determined based on an expected cost plus margin approach. The fixed and estimated variable consideration of $904.9 million was allocated in accordance to the following table:

June 30, 2025
(in thousands)
Upfront payment	$500,000
Annual fees	250,000
Equity premium	83,612
Fixed consideration	$833,612
Estimated variable consideration	71,243
Total transaction price	$904,855
The Company estimates the stand-alone selling price for each distinct performance obligation, which involves assumptions that may require significant judgment. The Company’s estimates of the stand-alone selling price for license-related performance obligations includes forecasted revenues and expenses, phase dates, probability of success, development timelines, and the discount rate. The estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. The Company identified a discount based on the difference between the aggregate stand-alone selling price and the transaction price for accounting revenue recognition purposes. The Company allocated the discount proportionally to each of the performance obligations based upon their standalone selling price.
The Company receives reimbursement of certain costs related to carrying out the research and development activities for the C1 programs and may receive development milestone payments of up to $300.0 million. Further, for each of the 13 programs, the Company is eligible to receive regulatory milestone payments between $110.0 million and $180.0 million per program. Variable consideration associated with the milestones that may be achieved will be allocated to the performance obligation to which it is determined to be related, which will be the respective development work that is being reimbursed and the respective programs to which the milestones relate. ARO-DM1 development milestones were allocated between the license and development work based on the allocation of the standalone selling price. The Company will recognize the ARO-DM1 development milestones and other development milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone event will not be achieved.
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
As of June 30, 2025, the Company recorded $570.3 million in revenue from Sarepta, $9.7 million in accounts receivable and $23.0 million in deferred revenue. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the C3 programs.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	June 30, 2025	September 30, 2024
	(in thousands)
Land	$2,996	$2,996
Buildings	249,245	75,988
Research equipment	59,561	65,353
Manufacturing equipment	16,548	—
Furniture	5,594	5,594
Computers and software	1,059	981
Leasehold improvements	104,403	104,410
Construction in progress	15,872	188,731
	455,278	444,053
Less: Accumulated depreciation and amortization	(74,230)	(58,021)
Property, plant and equipment, net	$381,048	$386,032
Depreciation and amortization expense for property, plant and equipment for the three months ended June 30, 2025 and 2024 was $5.8 million and $4.4 million, respectively. Depreciation and amortization expense for property, plant and equipment for the nine months ended June 30, 2025 and 2024 was $16.2 million and $12.3 million, respectively.
During the first quarter of fiscal 2025, the Company substantially completed the build out of its manufacturing facility in Verona, Wisconsin, leading to the reclassification of $162.7 million from construction in progress to buildings and $2.6 million from construction in progress to manufacturing equipment. The Company subsequently incurred and capitalized $10.6 million to buildings and $13.9 million to manufacturing equipment during the second and third quarters of fiscal 2025. Furthermore, the Company began depreciating the newly completed manufacturing facility over a 39-year period and the manufacturing equipment over 7- or 10-year periods.
During the first quarter of fiscal 2024, the Company completed the build out of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $71.8 million from construction in progress to buildings. The Company subsequently incurred and capitalized $4.2 million from construction in progress to buildings in fiscal 2024.
Accrued Expenses
Accrued expenses consisted of the following as of:

	June 30, 2025	September 30, 2024
	(in thousands)
Accrued research and development expenses	$31,708	$28,069
Accrued research and development expenses; co-development	24,627	23,351
Accrued capital expenditures	346	4,206
Other	8,137	7,391
Total accrued expenses	$64,818	$63,017
As of June 30, 2025, the Company’s accrued research and development expenses was primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. In addition, accrued research and development expenses; co-development relates to the co-development and co-commercialization activities under the Takeda License Agreement (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of June 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$768,746	$1,938	$(105)	$770,579
Total current investments	$768,746	$1,938	$(105)	$770,579

	As of September 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$577,465	$837	$(26)	$578,276
Total current investments	$577,465	$837	$(26)	$578,276

The following table summarizes the contract maturity of the available-for-sale securities as of:

	June 30, 2025	September 30, 2024
	(in thousands)

Within one year	$224,571	$578,276
After one to two years	450,889	—
After two to three years	95,119	—
Total	$770,579	$578,276

As of June 30, 2025 and September 30, 2024, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of June 30, 2025 and 2024.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of June 30, 2025
Patents	$21,728	$16,037	$—	$5,691	14
License	3,129	1,534	—	1,595	21
Total intangible assets, net	$24,857	$17,571	$—	$7,286

As of September 30, 2024
Patents	$21,728	$14,873	$—	$6,855	14
License	3,129	1,422	—	1,707	21
Total intangible assets, net	$24,857	$16,295	$—	$8,562

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the nine months ended June 30, 2025 and 2024.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended June 30, 2025 and 2024, and $1.3 million for each of the nine months ended June 30, 2025 and 2024. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2025:

Amortization Expense
Year Ending September 30,	(in thousands)
2025 (remainder)	$424
2026	1,700
2027	1,700
2028	1,700
2029	795
2030 and thereafter	967
Total	$7,286

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of June 30, 2025
Common stock (1)	$0.001	290,000	138,144	138,144
Preferred stock	$0.001	5,000	—	—

As of September 30, 2024
Common stock	$0.001	290,000	124,376	124,376
Preferred stock	$0.001	5,000	—	—
    (1) Does not include shares of common stock into which the Avoro Pre-Funded Warrants may be exercised.
As of June 30, 2025 and September 30, 2024, respectively, 10,081,964 and 11,492,293 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
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
The Company determined that the Avoro Pre-Funded Warrants are freestanding financial instruments because they (i) are immediately exercisable, (ii) do not embody an obligation for the Company to repurchase its shares, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, and (iv) are indexed to the Company’s common stock. As such, the Company evaluated the Avoro Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the Avoro Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the Avoro Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the Avoro Pre-Funded Warrants relative to the guidance in ASC 815-40, Contracts in Entity's Own Equity, to determine the appropriate treatment. The Company concluded that the Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Avoro Pre-funded Warrants as permanent equity. As of June 30, 2025, no shares underlying the Avoro Pre-Funded Warrants had been exercised.
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
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of June 30, 2025, no shares have been issued under the Open Market Sale Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2025.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, where it has constructed an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support manufacturing process development and analytical activities.
As of June 30, 2025, the build-out of these facilities was substantially completed, with total costs incurred of $293.2 million. These costs included (i) $76.0 million capitalized to building, related to the laboratory and office facility, and (ii) $11.5 million capitalized to research equipment, $173.3 million capitalized to building, $16.5 million capitalized to manufacturing equipment, and $15.9 million in construction in progress, related to the drug manufacturing facility. The Company has an expected outstanding balance of approximately $3.3 million remaining to be settled.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2025.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2025.
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
Madison, Wisconsin: The Company leases 110,956 square feet space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of June 30, 2025.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2025	September 30, 2024
		(in thousands)

Operating lease assets	Right-of-use assets	$44,002	$45,255
Current operating lease liabilities	Lease liabilities	7,010	6,342
Non-current operating lease liabilities	Lease liabilities, net of current portion	105,690	111,027

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease Cost	Classification	2025	2024	2025	2024
		(in thousands)

Operating lease cost	Research and development	$2,233	$2,965	$7,754	$8,531
	General and administrative expense	449	537	1,442	1,504

Variable lease cost (1)	Research and development	893	863	2,830	2,478
	General and administrative expense	—	—	—	—

Total		$3,575	$4,365	$12,026	$12,513
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the three and nine months ended June 30, 2025 and 2024, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2025:

Year	Amounts
(in thousands)
2025 (remainder)	$3,902
2026	15,799
2027	14,974
2028	13,619
2029	13,905
2030 and thereafter	114,790
Total	$176,989
Less imputed interest	$(64,289)
Total operating lease liabilities (includes current portion)	$112,700
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$—	$—	$3,099
Right-of-use assets obtained in exchange for amended operating lease liabilities	$—	$—	$—	$(64)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,875	$3,204	$11,554	$7,221

			June 30,
			2025	2024
Weighted-average remaining lease term (in years)			11.9	12.8
Weighted-average discount rate			8.0%	8.0%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 2,350,117 awards are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of June 30, 2025.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of June 30, 2025, 6,215,559 shares have been granted under the 2021 Plan. The total number of shares available for issuance was 2,308,495 shares, which includes 170,898 and 353,156 shares that were forfeited under the 2013 and 2021 Plans, respectively.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2025, 607,340 shares have been granted under the Inducement Plan. The total number of shares remaining available for issuance was 307,924 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2025, there were 602,355 and 138,775 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	June 30, 2025
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	850,117	32,151	602,355	1,484,623
Restricted stock units	1,500,000	3,888,660	592,262	5,980,922
Total	2,350,117	3,920,811	1,194,617	7,465,545
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$6,898	$6,221	$21,008	$21,634
General and administrative	5,095	8,490	20,242	27,350
Total	$11,993	$14,711	$41,250	$48,984
Stock Option Awards
The following table presents a summary of the stock option activity for the nine months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,978,516	$23.39
Granted	—	—
Cancelled or expired	(35,341)	45.92
Exercised	(458,552)	7.55
Outstanding at June 30, 2025	1,484,623	$27.75	3.5	$5,750,674
Exercisable at June 30, 2025	1,484,623	$27.75	3.5	$5,750,674
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended June 30, 2025 and 2024 was $0.3 million and $0.7 million, respectively. The total intrinsic value of the options exercised during the nine months ended June 30, 2025 and 2024 was $4.9 million and $3.8 million, respectively.
For the three months ended June 30, 2025, there was no stock-based compensation expense related to stock options outstanding, while $0.4 million was recorded for the same period in 2024. Stock-based compensation expense related to stock options outstanding for the nine months ended June 30, 2025 and 2024, was $0.1 million and $2.5 million, respectively.
As of June 30, 2025, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the nine months ended June 30, 2025 and 2024.
Visirna ESOP: On October 1, 2023, Visirna, a subsidiary of the Company, granted 7,500,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended June 30, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $1.1 million and $2.3 million, respectively. For the nine months ended June 30, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $3.0 million and $5.5 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2024	4,913,312	$49.61
Granted	2,711,009	19.49
Vested	(1,383,568)	43.96
Forfeited	(259,831)	32.96
Outstanding at June 30, 2025	5,980,922	$37.97

The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended June 30, 2025 and 2024, the Company recorded $11.9 million and $14.3 million of expense related to RSUs, respectively. For the nine months ended June 30, 2025 and 2024, the Company recorded $41.1 million and $46.5 million of expense related to RSUs, respectively. As of June 30, 2025, there was $85.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 10. FAIR VALUE MEASUREMENTS
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 10 - Fair Value Measurements of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of June 30, 2025 and September 30, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$221,877	$—	$221,877
Municipal securities	—	7,019	—	7,019
Commercial notes	—	26,449	—	26,449
Corporate debt securities	—	515,234	—	515,234
Total available-for-sale securities	—	770,579	—	770,579
Cash equivalents
Money market instruments	81,283	—	—	81,283
Term deposit	—	11,049	—	11,049
U.S. Treasuries	—	7,960	—	7,960
Commercial notes	—	23,770	—	23,770
Total cash equivalents	81,283	42,779	—	124,062
Total financial assets	$81,283	$813,358	$—	$894,641

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$160,723	$—	$160,723
Commercial notes	—	179,714	—	179,714
Corporate debt securities	—	237,839	—	237,839
Total available-for-sale securities	—	578,276	—	578,276
Cash equivalents
Money market instruments	66,966	—	—	66,966
Total cash equivalents	66,966	—	—	66,966
Total financial assets	$66,966	$578,276	$—	$645,242

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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of June 30, 2025, the estimated effective interest rate was 9.1%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	June 30, 2025	September 30, 2024
	(in thousands)
Beginning carrying value	$341,361	$268,326
Milestone payment received	—	50,000
Non-cash interest expense recognized	18,893	23,035
Ending carrying value	$360,254	$341,361
NOTE 12. FINANCING AGREEMENT
On August 7, 2024 (the “Closing Date”), the Company entered into a Financing Agreement with the guarantors party thereto, the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders (the “Financing Agreement”). The Financing Agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the Closing Date and an additional $100.0 million available at the Company’s option, subject to mutual agreement with Sixth Street. The loans under the Credit Facility bear interest at an annual rate of 15.0%, which is paid in kind and added to the outstanding principal balance of the Credit Facility each period. The outstanding principal balance of this Credit Facility, including amounts representing accrued but unpaid interest previously paid in kind, is due and payable on August

7, 2031.
The Company is permitted to use the net proceeds for working capital, capital expenditures and general corporate purposes of the Company and its subsidiaries.
The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to partially repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. If the Company repays in full the aggregate principal outstanding under the Credit Facility and such payment in full occurs on or prior to August 7, 2028, the Company will be required to make an additional payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve a two times multiple of invested capital (“MOIC”) of the aggregate principal amount funded on the Closing Date (the “MOIC Payment”). If such payment in full occurs after August 7, 2028, the Company will be required to make a payment to the lenders under the Credit Facility on such date in an amount necessary for the lenders to achieve the greater of the MOIC Payment and the present value of all interest payments that would have been payable from such date through the maturity date of the Credit Facility discounted at the Treasury Rate (as defined in the Financing Agreement) plus 0.5%; provided that such payment amount in this instance will not exceed the amount necessary for the lenders to achieve a 2.5 times MOIC.
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500..0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principle and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principle balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of June 30, 2025, the Company has paid $100.0 million in MOIC payments of which $25.3 million is expected to be applied to principal upon repayment in full.
To date, the Company has paid $201.6 million of the loans under the Credit Facility during fiscal 2025.
The Amendment was accounted for as a debt modification under ASC 470-50, “Debt—Modification and extinguishments” since the Amendment did not result in substantially different terms. In connection with the Amendment, the Company did not incur significant third-party fees.
All obligations under the Financing Agreement are secured on a first-priority basis by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, subject to certain exceptions, and is guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $100.0 million if the Company’s market capitalization is above $1.5 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, distributions from certain parties, and other matters customarily restricted in such agreements. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
The Financing Agreement contains certain embedded features that were identified and evaluated as not material to the consolidated financial statements.
The outstanding balance of the Credit Facility consisted of the following:

	June 30, 2025	September 30, 2024
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	53,454	9,000
Accumulated accretion of the MOIC Payment	2,787	—
Less: Unamortized debt issuance costs	(14,284)	(15,817)
Less: Current portion of credit facility	(40,000)	—
Less: Payments	(201,625)	—
Credit facility, net of current portion	$200,332	$393,183
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amortization of debt issuance costs	$420	$—	$1,533	$—
Accretion of the MOIC Payment	2,218	—	2,787	—
Contractual interest expense	13,766	—	44,454	—
Total interest expense	$16,404	$—	$48,774	$—

The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principle and accrued interest balance as of June 30, 2025 as well as any mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest and the table does not include MOIC payments beyond those contractually determined. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2025 (remainder)	$—
2026	40,000
2027	40,000
2028	15,000
2029	15,000
Thereafter	216,503
Total	$326,503
In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 73.0 million Chinese Yuan ($10.0 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. The amount outstanding as of June 30, 2025 was 50.8 million Chinese Yuan ($7.1 million) on the credit facility which was classified as other current liabilities.

NOTE 13. NET (LOSS) INCOME PER SHARE
The following table presents the computation of basic and diluted net (loss) income per share for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(175,241)	$(170,793)	$22,119	$(428,957)

Denominator:
Weighted-average basic shares outstanding (1)	139,039	124,199	132,385	118,260
Effect of dilutive securities	—	—	967	—
Weighted-average diluted shares outstanding (1)	139,039	124,199	133,352	118,260

Basic net (loss) income per share	$(1.26)	$(1.38)	$0.17	$(3.63)
Diluted net (loss) income per share	$(1.26)	$(1.38)	$0.17	$(3.63)
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per share because to include them would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Options	768	753	756	711
Restricted stock units	5,178	3,976	4,770	4,060
Total	5,946	4,729	5,526	4,771

NOTE 14. INCOME TAXES
The Company's estimated annual effective tax rate significantly fluctuates for fiscal 2025 with small changes to the Company’s estimated income. For the three months ended June 30, 2025, the Company has recorded a discrete income tax benefit of $0.4 million. The income tax provision for the three months ended June 30, 2024, resulted in no tax expense. For the nine months ended June 30, 2025, the Company has recorded a discrete income tax expense of $1.4 million, and for the nine months ended June 30, 2024, the Company has recorded a discrete income tax benefit of $3.3 million. Income tax expense for the three and nine months ended June 30, 2025 was based on actual year to date income recorded and statutory tax rates.
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
NOTE 15. SUBSEQUENT EVENTS

Visirna
On August 1, 2025, Visirna Therapeutics HK Limited (“Visirna HK”), a wholly owned subsidiary of Visirna Therapeutics, Inc, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Genzyme Corporation (“Sanofi”), a wholly owned subsidiary of Sanofi S.A., pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated, April 25, 2022 (the “Visirna License Agreement”). The Asset Purchase Agreement is scheduled to close during the second half of the year.
In connection with the Asset Purchase Agreement, the Company consented to the partial assignment of the Visirna License Agreement by Visirna HK to Sanofi (as so assigned, the “Sanofi License Agreement”), amongst other agreements between the Company and Visirna, effective as of the closing of the Asset Purchase Agreement. After giving effect to the Asset Purchase Agreement, Visirna HK retains rights to develop and commercialize in Greater China three other cardiometabolic drugs licensed to it pursuant to the Visirna License Agreement.

Upon closing of the Asset Purchase Agreement, Visirna will receive an upfront payment of $130.0 million from Sanofi and is eligible to receive further milestone payments of up to $265.0 million upon approval of plozasiran across various indications in mainland China. The Company is also eligible to receive royalties from Sanofi on net commercial product sales in Greater China under the Sanofi License Agreement.

Sarepta DM1 Milestone

On July 27, 2025, the Company triggered a $100.0 million milestone payment from Sarepta. The Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for treatment of type 1 myotonic dystrophy (DM1), as outlined in the Sarepta Collaboration Agreement, triggering the milestone. The Company is eligible to receive up to an additional $200.0 million in near-term milestone payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study of ARO-DM1.

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
•Chronic Hepatitis B virus - daplusiran/tomligisiran - GSK5637608 (formerly JNJ-3989 and ARO-HBV, out-licensed to GSK);
•Complement mediated diseases - ARO-C3 and ARO-CFB;
•Metabolic-dysfunction associated steatohepatitis (MASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Obesity - ARO-INHBE and ARO- ALK7
•Facioscapulohumeral muscular dystrophy - SRP-1001 (formerly ARO-DUX4, out-licensed to Sarepta);
•Myotonic Dystrophy Type 1 - SRP1003 (formerly ARO-DM1 out-licensed to Sarepta; and
•Spinocerebellar ataxia 2 - SRP-1004 (formerly ARO-ATXN2, out-licensed to Sarepta).
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
The First Three Quarters of Fiscal 2025 Business Highlights
Key recent developments through the first three quarters of fiscal 2025 included the following:
•Triggered a $100.0 million milestone payment from Sarepta Therapeutics, Inc., which was triggered on July 27, 2025, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1);
•Announced the signing of an asset purchase agreement between Sanofi and Visirna Therapeutics, a majority-owned subsidiary of the Company, created to develop and commercialize four of the Company’s investigational cardiometabolic candidates in Greater China. Under the terms of the agreement, Sanofi will acquire rights to develop and commercialize investigational plozasiran, the Company's first-in-class RNAi therapeutic candidate designed to reduce production of apolipoprotein C-III (APOC3) as a potential treatment for familial chylomicronemia syndrome (FCS) and severe hypertriglyceridemia (SHTG), in Greater China;
•Initiated and dosed the first subject in the YOSEMITE Phase 3 clinical trial of zodasiran, the Company’s investigational RNAi therapeutic being developed as a potential treatment for homozygous familial hypercholesterolemia (HoFH), a rare genetic condition that leads to severely elevated LDL-cholesterol and early onset cardiovascular disease;
•Completed enrollment of SHASTA-3, SHASTA-4, and MUIR-3 Phase 3 clinical trials of plozasiran. The Company’s global Phase 3 clinical studies are designed to support regulatory submissions for approval of investigational plozasiran in the treatment of severe hypertriglyceridemia. The Company previously submitted a New Drug Application to the U.S. Food and Drug Administration (“FDA”) on November 16, 2024 for plozasiran based on positive Phase 3 PALISADE study results in patients with familial chylomicronemia syndrome, which the FDA accepted on January 17, 2025, with a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting;
•Initiated a Phase 1/2a clinical trial of ARO-ALK7 for the treatment of obesity. ARO-ALK7 is the first RNAi-based therapy designed to silence adipocyte expression of the ACVR1C gene to reduce the production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue;

•Announced Topline results from Part 2 of a Phase 1/2 clinical study of ARO-C3, the Company’s investigational RNAi therapeutic designed to reduce liver production of complement component 3 (C3) as a potential therapy for various complement mediated diseases. ARO-C3 achieved reductions in alternative pathway complement activity and proteinuria;
•Entered into a global licensing and collaboration agreement with Sarepta on November 25, 2024, which closed on February 7, 2025. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing, the Company received $325.0 million through the purchase of 11,926,301 shares of Company common stock by Sarepta, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. The Company will also receive $250.0 million to be paid in equal installments over five years and is eligible to receive an additional $300.0 million in near-term payments. Additionally, the Company is eligible to receive royalties on commercial sales and up to approximately $10.0 billion in future potential milestone payments;
•GSK dosed its fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025;
•Announced that the Company dosed the first subjects in a Phase 1/2a clinical trial of ARO-INHBE; and
•Presented interim results from a Phase 1/2a clinical study of ARO-CFB at the 8th Complement-Based Drug Development Summit. The study resulted in multiple findings including: (1) ARO-CFB led to dose dependent reductions in circulating CFB protein by up to 90% with greater than 3 months duration, (2) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway activity based on Wieslab AP, and (3) single and multiple doses of ARO-CFB led to near complete inhibition of alternative pathway hemolytic activity, measured by AH50.
Critical Accounting Estimates
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenue	$27,767	$—	$572,976	$3,551
Operating (loss) income	$(165,550)	$(176,141)	$54,240	$(438,877)
Net (loss) income attributable to Arrowhead	$(175,241)	$(170,793)	$22,119	$(428,957)
Net (loss) income per diluted share attributable to Arrowhead	$(1.26)	$(1.38)	$0.17	$(3.63)
Revenue
Total revenue for the three and nine months ended June 30, 2025 increased by $27.8 million and $569.4 million, respectively, from the same periods of 2024. The change was primarily driven by the revenue recognition associated with GSK and Sarepta license agreements as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.

Takeda: In October 2020, Takeda and the Company entered into the Takeda License Agreement. The Company has allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. Revenue was recognized using the input method (based on actual patient visits completed versus total estimated visits completed for the ongoing SEQUOIA and AROAAT2002 clinical studies). The Phase 2 study visits for patients in the SEQUOIA and AROAAT2002 studies concluded by December 31, 2023, and the Company has substantially completed its performance obligation under the Takeda License Agreement. As such, all revenue has been fully recognized as of December 31, 2023. During the nine months ended June 30, 2024, the Company recorded $0.9 million revenue.
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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. During the nine months ended June 30, 2025, the Company recorded $2.6 million revenue.
Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. During the nine months ended June 30, 2025, the Company recorded $570.3 million in revenue. As of June 30, 2025, no revenue was recorded for the milestone payments or royalties, as none had been achieved.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and nine months ended June 30, 2025 and 2024 are shown in the tables below.
Research and Development (“R&D”) Expenses
Research and development expenses are related to the Company’s research and development discovery efforts and related candidate costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company does not separately track research and development expenses by individual research and development projects, or by individual drug candidates. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities.
The following tables provide details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2025	% of Expense Category	Three Months Ended June 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$95,007	58%	$91,623	60%	$3,384	4%
R&D discovery costs	21,043	13%	17,634	12%	3,409	19%
Salaries	26,531	16%	24,532	16%	1,999	8%
Facilities related	6,457	4%	7,132	4%	(675)	(9)%
Total research and development expense, excluding non-cash expense	$149,038	91%	$140,921	92%	$8,117	6%
Stock compensation	7,612	5%	7,241	5%	371	5%
Depreciation and amortization	5,718	4%	4,269	3%	1,449	34%
Total research and development expense	$162,368	100%	$152,431	100%	$9,937	7%

(in thousands)	Nine Months Ended June 30, 2025	% of Expense Category	Nine Months Ended June 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$243,094	56%	$185,708	50%	$57,386	31%
R&D discovery costs	48,785	11%	56,736	15%	(7,951)	(14)%
Salaries	80,583	19%	72,048	19%	8,535	12%
Facilities related	20,944	5%	19,597	7%	1,347	7%
Total research and development expense, excluding non-cash expense	$393,406	91%	$334,089	91%	$59,317	18%
Stock compensation	23,049	5%	23,735	6%	(686)	(3)%
Depreciation and amortization	16,017	4%	12,220	3%	3,797	31%
Total research and development expense	$432,472	100%	$370,044	100%	$62,428	17%
Candidate costs increased $3.4 million, or 4%, for the three months ended June 30, 2025 compared to the same period of 2024, and $57.4 million, or 31%, for the nine months ended June 30, 2025 compared to the same period of 2024. The increase for both periods was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs increased $3.4 million, or 19%, for the three months ended June 30, 2025 compared to the same period of 2024, primarily driven by animal studies and system support costs. R&D discovery costs decreased $8.0 million, or 14%, for the nine months ended June 30, 2025 compared to the same period of 2024, primarily driven by strategic shifts toward clinical development and commercial launch. R&D discovery costs are influenced by the Company’s ongoing discovery efforts, continued advancements into novel therapeutic areas and tissue types, and increasing costs related to CNS studies and lab supplies.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $2.0 million, or 8%, for the three months ended June 30, 2025 and $8.5 million, or 12%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The increase for both periods was primarily due to an increase in headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison and Verona, Wisconsin. These expenses decreased $0.7 million, or 9%, for the three months ended June 30, 2025 compared to the same period of 2024, due to refunds received related to the San Diego and Madison buildings. These expenses increased $1.3 million, or 7%, for the nine months ended June 30, 2025 compared to the same period of 2024, primarily due to property taxes charged to the laboratory and office facilities in Verona, Wisconsin, which completed their build out during the first quarter of fiscal 2024.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of the restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense increased $0.4 million, or 5%, for the three months ended June 30, 2025 compared to the same period of 2024, primarily due to an increase in headcount. Stock compensation decreased $0.7 million, or 3%, for the nine months ended June 30, 2025 compared to the same period of 2024, primarily due to the cancellation of awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $1.4 million, or 34% for the three months ended June 30, 2025 and $3.8 million, or 31%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The increase was primarily attributable to completion of the build out of facilities in Verona, Wisconsin, and the commencement of depreciation.
General & Administrative Expenses
The following tables provide details of general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2025	% of Expense Category	Three Months Ended June 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$7,964	26%	$6,740	28%	$1,224	18%
Professional, outside services, and other	14,869	47%	5,410	24%	9,459	175%
Facilities related	2,180	7%	1,238	5%	942	76%
Total general & administrative expense, excluding non-cash expenses	$25,013	80%	$13,388	57%	$11,625	87%
Stock compensation	5,431	18%	9,809	41%	(4,378)	(45)%
Depreciation and amortization	505	2%	513	2%	(8)	(2)%
Total general & administrative expenses	$30,949	100%	$23,710	100%	$7,239	31%

(in thousands)	Nine Months Ended June 30, 2025	% of Expense Category	Nine Months Ended June 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$23,152	27%	$20,087	28%	$3,065	15%
Professional, outside services, and other	35,811	41%	16,910	23%	18,901	112%
Facilities related	4,546	5%	3,278	5%	1,268	39%
Total general & administrative expense, excluding non-cash expense	$63,509	73%	$40,275	56%	$23,234	58%
Stock compensation	21,230	25%	30,759	42%	(9,529)	(31)%
Depreciation and amortization	1,525	2%	1,350	2%	175	13%
Total general & administrative expense	$86,264	100%	$72,384	100%	$13,880	19%
Salaries expense increased $1.2 million, or 18%, for the three months ended June 30, 2025 and $3.1 million, or 15%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The increase was driven by the combination of annual salary increases and an increase in headcount required to support the Company’s growth as the Company prepares for commercialization.
Professional, outside services, and other expenses include costs related to legal, audit, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $9.5 million, or 175%, for the three months ended June 30, 2025 and $18.9 million, or 112%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The increase for both periods were mainly due to professional services associated with commercialization and business development efforts as the Company prepares for a product launch, including costs for data analytics, marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $0.9 million, or 76%, for the three months ended June 30, 2025 and $1.3 million, or 39%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The increase was primarily driven by higher common area maintenance charges, increased staff amenities expenses, and an increase in headcount.
Stock compensation expense, a non-cash expense, is based on the valuation of the restricted stock units granted to employees, which is based on the closing stock price on the grant date. These expenses decreased $4.4 million, or 45%, for the three months ended June 30, 2025 and $9.5 million, or 31%, for the nine months ended June 30, 2025 compared to the same periods of 2024. The decrease was primarily due to lower compensation costs related to performance awards, as the timing of these expenses can vary based on the achievement of related performance targets.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other (Expense) Income
Other (expense) income is primarily related to interest income and expense. Other expense increased $15.7 million and $38.0 million for the three and nine months ended June 30, 2025 compared to the same periods of 2024. The increase was primarily due to non-cash interest expense associated with the liability related to the sale of future royalties and the Credit Facility, partially offset by higher income from increased investment yields.
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $175.2 million and $170.8 million for the three months ended June 30, 2025 and 2024, respectively. Net income attributable to Arrowhead Pharmaceuticals, Inc. was $22.1 million for the nine months ended June 30, 2025 compared to a net loss attributable to Arrowhead Pharmaceuticals, Inc. of $429.0 million for the same period of 2024. Net loss per diluted share was $1.26 and $1.38 for the three months ended June 30, 2025 and 2024, respectively. Net income per diluted share was $0.17 for the nine months ended June 30, 2025 compared to net loss per diluted share of $3.63 for the same period of 2024.
The increase in net loss attributable to Arrowhead Pharmaceuticals, Inc. for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to higher research and development expenses as the Company's pipeline of candidates has expanded and progressed through clinical trial phases, as well as higher interest expense related to the Financing Agreement. The increase in net income for the nine months ended June 30, 2025 compared to the same period of 2024 was primarily due to an increase in revenue from the Sarepta Collaboration Agreement, partially offset by higher research and development expenses, which have continued to increase as the Company's pipeline of candidates has expanded and progressed through clinical trial phases.

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
The Company’s cash, cash equivalents and restricted cash was $129.8 million as of June 30, 2025 compared to $102.7 million as of September 30, 2024. Cash invested in available-for-sale securities was $770.6 million as of June 30, 2025 compared to $578.3 million as of September 30, 2024.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of June 30, 2025, no shares have been issued under the Open Market Sale Agreement.
In August 2024, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. The Company is eligible to receive additional milestones of up to $350.0 million over the 12 months from the date of this report. In the event of Sarepta's termination of the licensing and collaboration agreement for convenience, the Company would remain entitled to receive milestone payments totaling $300.0 million in the aggregate minus any milestone previously paid.
Based upon the Company's current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund its operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
The following table presents a summary of cash flows:

	Nine Months Ended June 30,
	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$159,061	$(325,635)
Investing activities	(201,913)	(197,149)
Financing activities	70,337	481,431
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,485	$(41,353)

Cash, cash equivalents and restricted cash at end of period	$129,793	$69,399
During the nine months ended June 30, 2025, cash flow provided by operating activities was $159.1 million, which was primarily due to $500.0 million of cash received as part of the Sarepta agreement, partially offset by ongoing expenses related to the Company's research and development programs and general and administrative expenses. Cash used in investing activities amounted to $201.9 million, which was primarily attributable to capital expenditures of $15.2 million and investment purchases of $774.6 million, partially offset by proceeds from maturities of investments of $587.9 million. Cash provided by financing activities of $70.3 million was primarily related to cash received from the issuance of common stock in the Sarepta agreement and pre-funded warrants and stock option exercises (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”).
During the nine months ended June 30, 2024, cash flow used in operating activities was $325.6 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $197.1 million, which was primarily attributable to capital expenditures of $117.2 million and investment purchases of $428.6 million, partially offset by proceeds from sales and maturities of investments of $348.6 million. Cash provided by financing activities of $481.4 million was primarily related to cash received from the issuance of common stock as well as stock option exercises.

Contractual Obligations
The Company entered into an amendment to the Financing Agreement with Sixth Street Lending Partners on November 24, 2024 (see Note 12). There has been no other material change in the Company’s contractual obligations from that described in Item 7 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s exposure to market risk from that described in Item 7A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty. There have been no material developments in the legal proceedings that the Company disclosed in Part I, Item 3 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
ITEM 1A.    RISK FACTORS
The Company’s business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION

(c) Trading Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

10.1
Severance and Change of Control Agreement by and between Company and Christopher Anzalone, dated May 9, 2025 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed on May 12, 2025)

10.2	Severance and Change of Control Agreement by and between Company and Daniel Apel, dated May 8, 2025 (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q filed on May 12, 2025)

10.3	Severance and Change of Control Agreement by and between Company and Patrick O'Brien, dated May 9, 2025 (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q filed on May 12, 2025)

10.4	Severance and Change of Control Agreement by and between Company and James Hamilton, dated May 8, 2025 (incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q filed on May 12, 2025)

10.5	CFO Retirement Letter by and between Company and Ken Myszkowski, dated May 9, 2025 (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q filed on May 12, 2025)

10.6*	Amendment No. 12 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 11, 2025

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: August 7, 2025

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Daniel Apel
Daniel Apel Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)