Form 10-K/A
period 2024-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2025-10-10
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-K/A
Amendment No. 1
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of issuer’s voting and non-voting outstanding common stock held by non-affiliates was approximately $3.0 billion based upon the closing stock price of issuer’s common stock on March 31, 2024. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 20, 2024, 124,434,442 shares of the issuer’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Arrowhead Pharmaceuticals, Inc. (the “Company” or “Arrowhead”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2024 (the “Original Report”) solely to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) not included in the Original Report in order to comply with General Instruction G.3 of Form 10-K. The Company’s Definitive Proxy Statement on Schedule 14A containing the Part III Information was filed with the SEC on January 29, 2025 (the “Proxy Statement”) was filed three minutes after the filing deadline on the 120th day after the Company’s fiscal year end. Except as noted below, the Part III Information included in this Amendment is as of January 28, 2025.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Report or the Proxy Statement. This Amendment does not reflect events that may have occurred subsequent to the date of filing of the Original Report or the Proxy Statement. Accordingly, this Amendment should be read in conjunction with the Original Report and the Proxy Statement.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Corporate Code of Conduct
All of the Company’s employees, officers, and directors are subject to the Company’s Corporate Code of Conduct, which is available on the Company’s website at www.arrowheadpharma.com. The code meets the requirements of Nasdaq Marketplace Rules, as well as the code of ethics requirements of the Securities and Exchange Commission (“SEC”). We intend to disclose future amendments to certain provisions of the Corporate Code of Conduct, and waivers of the Corporate Code of Conduct granted to officers and directors, on the Company’s website within four business days following the date of the amendment or waiver.
Insider Trading Policy
Our insider trading policy governs the purchase, sale and other transactions in our securities by our directors, officers and employees, and other covered persons, as well as the Company itself, and is designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing rules, as applicable. As part of this policy, we prohibit our directors, officers, and employees from engaging in (a) short-term trading; (b) short sales; (c) options trading; (d) trading on margin; (e) pledging our common stock as collateral (except as noted below); and (f) all hedging transactions with respect to our securities. Subject to approval of our Board of Directors (the “Board”), directors and executive officers may pledge up to 75% owned and vested stock as collateral for a loan.
Audit Committee and Audit Committee Financial Expert
The Board has a separately designated Audit Committee. The members of the Audit Committee for fiscal 2024 were William Waddill (Committee Chair), Mauro Ferrari, and Victoria Vakiener. The current members of the Audit Committee for fiscal 2025 are William Waddill (Committee Chair), Mauro Ferrari, and Victoria Vakiener. The Board has determined that all members of the Audit Committee who served during 2024 were independent directors under the rules of the SEC and the listing standards of Nasdaq Marketplace Rules and are financially literate. The Board has determined that Mr. Waddill is an “audit committee financial expert” in accordance with the applicable regulations, based on his experience as noted below.
Information Concerning Directors
Biographical and other information regarding our directors serving as of January 28, 2025 is set forth below. Douglass Given resigned as director of the Company as of December 31, 2024.
None of the directors are related by blood, marriage or adoption to any other director or any executive officer of the Company.

Christopher Anzalone, PhD Chief Executive Officer, President, Director & Board Chair
Age: 55 Director since: 2007
Experience & Expertise
Dr. Anzalone has been President, Chief Executive Officer and Director of the Company since December 1, 2007 and has led the Company’s business and technical development since then. Prior to joining Arrowhead, Dr. Anzalone formed and served as CEO of the Benet Group LLC, a private equity firm focused on creating and building new nano-biotechnology companies from university-generated science. Before his tenure at the Benet Group, from 1999 to 2003, he was a partner at the Washington, DC-based private equity firm Galway Partners, LLC, where he was responsible for sourcing, structuring and building new business ventures. Dr. Anzalone holds a PhD. in Biology from UCLA and a B.A. in Government from Lawrence University.

Qualifications
Dr. Anzalone’s qualifications to serve on the Board include his deep understanding of the business through his role as Chief Executive Officer; in addition, Dr. Anzalone has extensive experience in business development, biotechnology, drug development, company-building and venture capital.

Mauro Ferrari, PhD Independent Director
Age: 65 Director since: 2010 Serves on: •Science Committee (Co-Chair) •Audit Committee •Nomination Committee
Experience & Expertise
Dr. Ferrari currently serves as Affiliate Professor of Pharmaceutics at the University of Washington in Seattle, Washington and as President, CEO, and Board Member of BrYet US, Inc., a biotech company, in Houston, Texas. He also serves as Chairman of the Board of BrYet Europe, a wholly-owned subsidiary of BrYet US, based in Italy. From 2010 to 2019, Dr. Ferrari served in several different capacities at the Houston Methodist Hospital, including President and CEO of The Houston Methodist Hospital Research Institute (TMHRI), Executive Vice President of Houston Methodist Hospital, and Senior Associate Dean of the hospital’s academic affiliate, Weill Cornell Medical College in New York. Dr. Ferrari is an internationally recognized expert in cancer therapeutics, nanomedicine and biomedical nanotechnology. His previous academic appointments include tenured professorships at his graduate Alma Mater UC Berkeley, The Ohio State University, as Professor and Chair of The Department of NanoMedicine and Biomedical Engineering at The University of Texas Health Science Center, Professor of Experimental Therapeutics at the MD Anderson Cancer Center, as Adjunct Professor of Bioengineering at Rice University, and as Adjunct Professor of Business at the University of Saint Thomas. From 2003 to 2005, Dr. Ferrari served as Special Expert on Nanotechnology and Eminent Scholar at The National Cancer Institute. He has received many National and International awards and recognitions.

Qualifications:
Dr. Ferrari’s qualifications to serve on the Board include his extensive training and experience in the fields of nanotechnology, biotechnology and biomedical applications. Dr. Ferrari has significant technical training, several academic appointments, over 500 published articles, over 30 issued patents, and is the recipient of most prestigious academic awards in nanomedicine and drug delivery technology. Additionally, Dr. Ferrari has extensive experience in developmental stage organizations having founded several startup companies.

Hongbo Lu Independent Director
Age: 54 Director since: 2024 Serves on: •Science Committee •Nomination Committee •Compensation Committee Other Public Company Boards: •Terns Pharmaceuticals, Inc. •Zenas Biopharma Inc
Experience & Expertise
Hongbo Lu, Ph.D., has served as a member of our board of directors since March 2024. Dr. Lu is the founding member of NEXTBio Capital, a newly launched biotech investment firm. Dr. Lu has over 20 years of healthcare investment management experience in both public securities and private companies, including prior roles previously served as Managing Partner at Vivo Capital LLC (“Vivo Capital”), a Palo Alto-based investment firm, a position she has held since December 2020, Managing Partner at Lilly Asia Ventures (LAV), a venture capital firm, from January 2017 to December 2020, and Managing Director at OrbiMed Advisors. Over her investment career, Dr. Lu served on the boards of over 20 healthcare companies, including Turning Point Therapeutics, Crown Bioscience Inc (6554.TT), Avedro, Inc., Rgenta, Ronovo Surgical, Avistone, and BlossomHill Therapeutics Inc. Dr. Lu currently serves on the board of directors for, Terns Pharmaceuticals Inc. (Nasdaq: TERN), where she has served as director since 2020, Zenas BioPharma (Nasdaq: ZBIO), where she has served as director since 2022, Ribox Therapeutics, where she has served as director since 2021, Visirna Therapeutics, where she has served as director since 2021, and Createrna Science and Technology. Dr. Lu started her Wall Street career as a biotechanalyst at Piper Jaffray & Co. and was involved in biotech start-up Zyomyx in the San Francisco Bay Area previously. Dr. Lu earned a Ph.D. in Bioengineering from the University of Washington, an M.B.A. from the Haas School of Business at the University of California, Berkeley, and graduated with honors from Tsinghua University.

Qualifications: Dr. Lu’s qualifications to serve on the Board include her deep experience in international business and the pharmaceutical industry, her expertise with venture and capital markets, and her executive leadership experience.

Adeoye Olukotun, MD, MPH Independent Director
Age: 80 Director since: 2020 Serves on: •Science Committee (Co-Chair) •Nomination Committee Other Public Company Boards: •Tonix Pharmaceuticals Holding Corp.
Experience & Expertise
Dr. Olukotun is a Mayo Clinic trained cardiologist who has served as Chief Executive Officer of CR Strategies, LLC, which consults on clinical trial design and FDA strategy for pharmaceutical development, since 2001. Dr. Olukotun currently serves on the board of directors of Tonix Pharmaceuticals Holding Corp. (Nasdaq: TNXP), a clinical-stage biopharmaceuticals company. He served as CEO of Epigen Pharmaceuticals, Inc., a discovery phase biotechnology company, from 2014 to 2017, and Vice Board Chair of CardioVax, Inc., a clinical-stage biopharmaceutical company, from 2012 to 2016. He spent the first 20 years of his career in roles of increasing responsibility in clinical development, including multiple product approvals, at Pfizer, Bristol-Myers Squibb, and Mallinckrodt. He has over 35 years of experience in the pharmaceutical industry and has been instrumental in the approval and success of numerous cardiology and metabolic medicines, including the first daily beta blocker and the first approved ACE inhibitor, among others. Dr. Olukotun received his Medical Doctor degree from the Albert Einstein College of Medicine in New York, and a Masters in Public Health from Harvard University School of Public Health.

Qualifications
Dr. Olukotun’s qualifications to serve on the Board include his extensive background in biopharmaceutical development, particularly in the cardiometabolic field, his scientific and public health expertise, and his board and executive leadership experience.

Michael S. Perry, DVM, PhD Independent Director
Age: 65 Director since: 2011 Serves on: •Compensation Committee (Chair) •Nomination Committee • Science Committee
Experience and Expertise
Dr. Perry is currently a Venture Partner with Bioscience Managers, a global venture capital firm. He also serves as Chairman and board member of 7 Hills Pharma, a private clinical stage pharmaceutical company. Dr. Perry was Chief Executive Officer of Avita Medical, Inc., a regenerative medicine company based in Valencia, CA (Nasdsaq: RCEL) from 2017 to 2022. From 2014 to 2017, he served as Chief Scientific Officer of Novartis' Cell and Gene Therapy Unit, and from 2012 to 2014 he served as Vice President and Global Head of Stem Cell Therapy for Novartis Pharmaceuticals Corp, the US affiliate of Switzerland-based Novartis AG, a global pharmaceutical company. Dr. Perry has also served as SVP and Global Head of R&D at Baxter Healthcare, President and as CEO of Cell & Gene Therapy at Novartis AG. Earlier in his career he served as VP Regulatory Affairs at Novartis, Sandoz Pharmaceuticals, and Syntex Corporation. He also served as Director of Regulatory Affairs at Schering-Plough Corporation. Dr. Perry also served as a Venture Partner with Bay City Capital, LLC for eight years. Dr. Perry has previously served as a board member for the following companies: Ampliphi Bioscience Corp, Gamida Cell Ltd, Targeted Genetics, Inc., American Xeno, Inc., BioTransplant, Inc., ltamar Biomedical Ltd, Systemix, Inc., Genetic Therapy, Inc., Extropy Pharmaceuticals, Inc, and Pharsight Corporation. Dr. Perry holds an Honors Bachelor of Science in Physics and Engineering and a PhD in Biomedical Pharmacology from the University of Guelph. He also holds a Doctor of Veterinary Medicine & Surgery from Ontario Veterinary College and is a graduate of the International Advanced Management Program at Harvard Business School. Dr. Perry currently serves as Adjunct Professor at the Gates Center for Regenerative Medicine at the University of Colorado Anschutz Medical Campus and as Faculty at Houston Methodist and Chair of the Translational Medicine Advisory Board of the Houston Methodist Research Institute.

Qualifications
Dr. Perry’s qualifications to serve on the board include his medical expertise and his extensive experience in preclinical and clinical drug development, including executive level leadership roles and directorships in several publicly held biotech companies.

Victoria Vakiener Independent Director
Age: 61 Director since: 2022 Serves on: •Nomination Committee (Chair) •Audit Committee Other Public Company Boards: •Chimerix, Inc.
Experience & Expertise
Ms. Vakiener currently serves on the board of directors of Chimerix (Nasdaq: CMRX), a clinical-stage biopharmaceutical company. From November 2018 through September 2021, she served as Chief Commercial Officer of Epizyme, Inc., a biopharmaceutical company that was acquired in 2022, where she built the commercial organization and launched TAZVERIK for two indications within six months. Prior to joining Epizyme, Ms. Vakiener was an executive at Johnson & Johnson (NYSE: JNJ) for more than twenty years where she held positions of leadership with increasing responsibility across the company’s pharmaceutical and diagnostics businesses. Ms. Vakiener began her pharmaceutical career at Schering-Plough, where she spent nine years in both scientific and commercial roles. Ms. Vakiener received a BS in Biochemistry from Albright College.

Qualifications
Ms. Vakiener’s qualifications to serve on the Board include her deep commercial experience and expertise, her scientific development experience, and her board and executive leadership experience.

William Waddill Lead Independent Director
Age: 67 Director since: 2018 Serves on: •Audit Committee (Chair) • Compensation Committee •Nomination Committee Other Public Company Boards: •Protagonist Therapeutics, Inc. • Annexon Biosciences
Experience & Expertise
Mr. Waddill began his career over 35 years ago in commercial banking and public accounting and has been in the biotechnology industry for over 30 years. He currently serves on the boards of Protagonist Therapeutics (Nasdaq: PTGX), Annexon Biosciences (Nasdaq: ANNX) and Turnstone Biologics (Nasdaq: TSBX), all clinical-stage biopharmaceutical companies. Mr. Waddill was Senior Vice President and CFO of Calithera Bioscience (Nasdaq: CALA), from 2014 to 2016 and Senior Vice President and CFO at OncoMed Pharmaceuticals from 2007 to 2014, both of which were public clinical-stage biopharmaceutical companies. Prior to that, he served as the Senior Vice President and CFO of Ilypsa, Inc., a biotechnology company that was acquired in 2007 by Amgen, Inc. Before joining Ilypsa, he served as the founder and principal at Square One Finance, a financial consulting business. Mr. Waddill received a BS in accounting from the University of Illinois, Chicago, and certification as a public accountant (inactive) after working at PriceWaterhouseCoopers and Deloitte in Boston.

Qualifications
Mr. Waddill’s qualifications to serve on the Board include his extensive background in the biopharma industry, his financial and audit expertise, executive leadership roles and experience as a director of other public companies.

Executive Officers of the Registrant
The names, ages, and positions of our executive officers serving as of January 28, 2025 are provided below. Biographical information regarding these officers is set forth under the following table, except for Dr. Anzalone, whose biography is set forth above with our other directors.

Name	Age	Position with Arrowhead
Christopher Anzalone	55	Chief Executive Officer & President and Director
Kenneth A. Myszkowski	58	Chief Financial Officer
James Hamilton	47	Chief of Discovery and Translational Medicine
Patrick O’Brien	61	Chief Operating Officer and General Counsel
Kenneth A. Myszkowski, Chief Financial Officer, joined the Company in 2009. Prior to joining Arrowhead, Mr. Myszkowski served as the corporate controller for Broadwind Energy, a public energy company which provides products and services to the wind energy industry. Previous to his position at Broadwind, Mr. Myszkowski was controller for Epcor USA, the U.S. headquarters for Epcor Utilities, Inc., a public energy company. Prior to Epcor, Mr. Myszkowski was controller for two start-up ventures: NanoInk, specializing in Dip Pen Nanolithography, a nanofabrication technology, and Delphion, which provided on-line tools for intellectual property research. Mr. Myszkowski also held several corporate roles at FMC Corporation and Premark International, both Fortune 500 conglomerates. He began his career in the audit practice of Arthur Andersen & Co. in Chicago, Illinois. Mr. Myszkowski received his undergraduate degree from the University of Illinois, and his MBA from the University of Chicago Booth School of Business. He is a certified public accountant (inactive).
Patrick C. O’Brien, Chief Operating Officer and General Counsel, joined the Company in December 2014, where he has served as Chief Operating Officer since July 2022 and as General Counsel since 2014. Mr. O’Brien has practiced in the healthcare legal field for over 30 years. Before joining the Company, from 2012 to 2014, Mr. O’Brien was with Shire, a global pharmaceutical company, where he was Group Vice President, Law. Immediately prior to working with Shire he was a partner with the international law firm of Holland & Knight LLP in its Washington, DC office. In 2010, Mr. O’Brien co-founded the law firm O’Brien Gould PLLC which joined Holland & Knight in 2011. From 2009 to 2010, Mr. O’Brien was a partner in Burke O’Neil LLC. From 2001 to 2009, Mr. O’Brien served in several legal roles with Johnson & Johnson, including serving as Vice President of Law for J&J’s Centocor Ortho-Biotech unit. Mr. O’Brien previously served as Regulatory Counsel with the United States Food & Drug Administration. Mr. O’Brien was awarded a BS in

Pharmacy and a PharmD from the University of Arizona before completing a residency in Clinical Pharmacy with the University of Illinois at Chicago Hospital. He was also awarded his JD from the University of Arizona.
James Hamilton, Chief of Discovery & Translational Medicine, joined the Company in 2014. He is responsible for target discovery as well as non-clinical and early clinical development. Previously, Dr. Hamilton served as Vice President, Clinical Development, responsible for clinical strategy, clinical trial design and execution including early translational and mid-stage development of all Arrowhead programs. He is experienced in multiple disease areas including virology, hepatology, cardiovascular disease, rare disease and oncology. Dr. Hamilton led the clinical development of ARO-HBV (now JNJ-3989), which was licensed to Janssen Pharmaceuticals. In parallel, Dr. Hamilton served as Head of Corporate Development and led Arrowhead’s in-licensing transaction of Novartis’s RNAi assets, as well as the out-licensing of ARO-LPA (now AMG890) to Amgen and the ARO-AAT partnership with Takeda. Dr. Hamilton started his employment at Arrowhead as Medical Director and Head of Corporate development. He holds both MD and MBA degrees from The Ohio State University. He is a licensed physician and completed residency training with board certification in emergency medicine.

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and greater-than-10% stockholders to file forms with the SEC to report their ownership of Company shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all of our directors and executive officers filed the required reports on a timely basis under Section 16(a) during fiscal 2024, except for the inadvertent late filing of one Form 5 reporting one transaction for Dr. Lu.

ITEM 11.EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following compensation discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of Arrowhead’s executive compensation program and should not be understood to be statements of management’s expectations or guidance. Arrowhead cautions investors not to apply these statements to other contexts. Fiscal years are denoted as fiscal years, all other year references refer to calendar years.
This Compensation Discussion and Analysis describes the compensation program for our named executive officers (“NEOs”). During fiscal 2024, these individuals were:
•Christopher Anzalone, our President and Chief Executive Officer (our “CEO”);
•James Hamilton, our Chief of Discovery and Translational Medicine (our “CDTM”);
•Kenneth Myszkowski, our Chief Financial Officer (our “CFO”);
•Patrick O’Brien, our Chief Operating Officer and General Counsel (our “COO” and “GC”);
•Tracie Oliver, our former Chief Commercial Officer (our “CCO”); and
•Javier San Martin, our former Chief Medical Officer (our “CMO”).
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during fiscal 2024. It also provides an overview of our executive compensation philosophy and objectives and summarizes our executive compensation policies and practices. Finally, it analyzes how and why the Compensation Committee of our Board arrived at the specific compensation decisions for our executive officers, including our NEOs, for fiscal 2024, including the key factors that the Compensation Committee considered in determining their compensation.

Our Company
We develop medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and efficient modes of delivery, our therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes. RNA interference, or RNAi, is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. Arrowhead’s RNAi-based therapeutics leverage this natural pathway of gene silencing. Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins. The depth and versatility of our RNAi technologies enable us to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and Biologics.

2024 Business Highlights
•Presented new pivotal Phase 3 Data from PALISADE study of plozasiran in patients with familial chylomicronemia syndrome (FCS) at the European Society of Cardiology (ESC) Congress 2024 and simultaneously published in The New England Journal of Medicine.
•The Company submitted a New Drug Application to the U.S. Food and Drug Administration (FDA) on November 16, 2024, which was accepted for filing on January 17, 2025. The FDA provided a Prescription Drug User Fee Act (PDUFA) action date of November 18, 2025, and indicated it is not currently planning to hold an advisory committee meeting.

•Entered into a global and collaboration agreement with Sarepta Therapeutics, Inc. Upon closing, Arrowhead will receive $825 million, consisting of $500 million cash and $325 million as an equity investment. Arrowhead will also receive $250 million to be paid in equal installments over five years and is eligible to receive an additional $300 million in near-term payments. Additionally, Arrowhead is eligible to receive royalties on commercial sales and up to approximately $10 billion in future potential milestone payments.
•Presented preclinical data and detailed plans to advance two next generation RNAi-based candidates, ARO-INHBE and ARO-ALK7, into upcoming clinical studies for the treatment of obesity and metabolic diseases. In preclinical studies to date, these candidates demonstrated the potential to reduce body weight and fat mass with a novel mechanism of action that may lead to improved preservation of lean muscle mass compared to currently approved obesity therapies. On September 23, 2024, the Company filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-INHBE and subsequently on December 3, 2024, filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-ALK7.
•Announced successful top-line results from the pivotal Phase 3 PALISADE study of investigational plozasiran in patients with familial chylomicronemia syndrome (FCS). The Company highlighted recent data for its cardiometabolic pipeline at its June 25, 2024, Cardiometabolic event.
•Announced results from the Phase 2b double blind, randomized ARCHES-2 study of investigational zodasiran in patients with mixed hyperlipidemia.
•Announced that new interim clinical data on ARO-RAGE achieves high level of gene knockdown in patients with asthma.
•Amgen completed enrollment in Amgen’s Phase 3 OCEAN(a) - outcomes trial of olpasiran, triggering a $50.0 million milestone payment to the Company from Royalty Pharma, which was paid in the third quarter of fiscal 2024.
•Presented final data from the double-blind treatment period of the Company’s Phase 2 SHASTA-2 study of investigational plozasiran in patients with severe Hypertriglyceridemia. Results from the SHASTA-2 study showed dramatic, consistent, and sustained reductions in Apolipoprotein C-III (APOC3) and triglycerides and improvement in multiple atherogenic lipoprotein levels.
•Announced an Expanded Access Program (“EAP”) to make investigational plozasiran available outside of a clinical trial for qualifying patients with familial chylomicronemia syndrome (FCS).
•Initiated a Phase 1/2a clinical trial of ARO-DM1, being developed as a potential treatment for type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy.
•Filed an application for clearance to initiate a Phase 1/2a clinical trial of ARO-CFB, being developed as a potential treatment for complement mediated renal disease.
•Entered into an Amended and Restated License Agreement with GSK, pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989). Daplusiran/tomligisiran had previously been licensed to Janssen Pharmaceuticals, Inc.

Business Development
Sarepta Therapeutics, Inc.
On November 25, 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Sarepta Collaboration”) with Sarepta Therapeutics, Inc. (“Sarepta”) for the co-development and commercialization of ARO-DUX4, ARO-DM1, ARO-MMP7, and ARO-ATXN2 clinical stage programs. Sarepta has also received an exclusive sublicensable worldwide license to the Company’s ARO-HTT, ARO-ATXN1, and ARO-ATXN3 preclinical stage programs.

Pursuant to the Sarepta Collaboration, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target. Upon completion of the Company’s preclinical activities, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit those compounds and be wholly responsible for clinical development and commercialization of each compound.
Closing of the Sarepta Collaboration is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act.
In connection with the Sarepta Collaboration, on November 25, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement is expected to close concurrently with the Sarepta Collaboration.
Under the terms of the agreements taken together, the Company expects to receive $500.0 million as an upfront payment under the Sarepta Collaboration, $325.0 million in the form of an equity investment under the Stock Purchase Agreement, and $250.0 million to be paid in annual installments of $50.0 million over 5 years. The Company is also eligible to receive $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study, which the Company is on track to achieve. Further, for each of the 13 programs, the Company is eligible to receive development milestone payments between $110.0 million and $180.0 million per program and sales milestone payments between $500.0 million and $700.0 million per program. The Company is also eligible to receive tiered royalties on net sales of licensed products of up to the low double digits.

Platform
In fiscal 2024, the Company continued to develop and deploy its Targeted RNAi Molecule platform (“TRiM™”) to identify and develop new therapeutics. TRiM™ utilizes ligand-mediated delivery and is designed to enable tissue-specific targeting, while being structurally simple. Targeting has been core to the Company’s development philosophy and the TRiM™ platform builds on more than a decade of work on actively targeted drug delivery vehicles. The TRiM™ platform is designed to offer several potential competitive advantages including:
•A more sophisticated RNAi trigger selection and screening process that identifies potent sequences rapidly in locations that RNAi competitors may miss;
•Multiple routes of administration including subcutaneous, intravenous and inhaled;
•Faster time to clinical candidates;
•Optimal pharmacologic activity and long duration-of-effect;
•Potentially wide safety margins;
•Simplified manufacturing at reduced cost; and
•The ability to take RNAi to tissues beyond the liver.

Pipeline
Arrowhead is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of Arrowhead’s RNAi technologies enables Arrowhead to potentially address conditions in virtually any therapeutic area and pursue disease targets that are not otherwise addressable by small molecules and biologics. Arrowhead is focused on bringing the promise of RNAi to address diseases outside of the liver, and its pipeline now includes disease targets in the liver, lung, muscle and CNS.
The timing of our planned and already filed clinical trial applications (“CTA”) discussed below are based on calendar years, not fiscal years.

Arrowhead Proprietary Clinical Stage Candidates
Plozasiran (ARO-APOC3) is designed to reduce production of Apolipoprotein C-III (apoC-III), a component of triglyceride rich lipoproteins (TRLs) including Very Low Density Lipoprotein (VLDL) and chylomicrons, a key regulator of triglyceride metabolism. The Company believes that knocking down the hepatic production of apoC-III may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants. The Company is currently investigating plozasiran in one Phase 2 clinical trial and four Phase 3 clinical trials. In the Phase 3 PALISADE trial in patients with familial chylomicronemia syndrome (FCS), plozasiran has met its primary endpoint of triglyceride reduction as well as all of its key (alpha controlled) secondary endpoints. The Company is currently in the process of seeking regulatory approval for plozasiran for the treatment of FCS.
•Study Name: Study of ARO-APOC3 in Adults With Dyslipidemia A Phase 2 Open-Label Extension Study to Evaluate the Long-Term Safety and Efficacy of ARO-APOC3 in Adults With Dyslipidemia
ClinicalTrials.gov Identifier: NCT05413135
•Study Name: Study of ARO-APOC3 in Adults With FCS (PALISADE) A Phase 3 Study to Evaluate the Efficacy and Safety of ARO-APOC3 in Adults With Familial Chylomicronemia Syndrome
ClinicalTrials.gov Identifier: NCT05089084
•Study Name: Study of Plozasiran (ARO-APOC3) in Adults With Severe Hypertriglyceridemia (SHASTA-3) Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozasiran in Adults With Severe Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347003
•Study Name: Study of Plozasiran in Adults With Severe Hypertriglyceridemia (SHASTA-4) Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozsiran in Adults With Severe Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347016
•Study Name: Phase 3 Study of Plozasiran in Adults With Hypertriglyceridemia (MUIR-3) Double-blind, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Plozasiran in Adults With Hypertriglyceridemia
ClinicalTrials.gov Identifier: NCT06347133
Zodasiran (ARO-ANG3) is designed to reduce production of angiopoietin-like protein 3 (“ANGPTL3”), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. Arrowhead is currently investigating zodasiran in two Phase 2b clinical trials.
•Dyslipidemia and Hypertriglyceridemia: Dyslipidemia and hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.
•Study Name: Study of ARO-ANG3 in Adults With Mixed Dyslipidemia (ARCHES-2) A Double-blind, Placebo-controlled Phase 2b Study to Evaluate the Efficacy and Safety of ARO-ANG3 in Adults With Mixed Dyslipidemia
ClinicalTrials.gov Identifier: NCT04832971
•Study Name: Study of ARO-ANG3 in Participants With Homozygous Familial Hypercholesterolemia (HoFH) (GATEWAY) Phase 2 Study to Evaluate the Safety and Efficacy of ARO-ANG3 in Subjects with Homozygous Familial Hypercholesterolemia (HoFH)
ClinicalTrials.gov Identifier: NCT05217667

ARO-INHBE is designed to reduce the hepatic expression of the INHBE gene and its secreted gene product, Activin E. INHBE is a promising genetically validated target in which loss-of-function INHBE variants in humans are associated with lower risk of obesity and metabolic diseases, such as type 2 diabetes. The Company has filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-INHBE.

•Study Name: ARO-INHBE in Adults With Obesity With and Without Diabetes Mellitus Phase 2 Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-INHBE in Adult Volunteers With Obesity With and Without Diabetes Mellitus
ClinicalTrials.gov Identifier: NCT06700538

ARO-ALK7 is designed to silence adipocyte expression of the ACVR1C gene to reduce production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue. In large genetic datasets, reduced ACVR1C expression has been associated with healthier adipose distribution and reduced risk of obesity-related metabolic complications. Treatment with investigational ARO-ALK7 has the potential to reduce visceral adiposity and improve lipid and glycemic parameters.

ARO-C3 is designed to reduce production of complement component 3 (“C3”) as a potential therapy for patients with various complement mediated or complement associated renal. Arrowhead is currently investigating ARO-C3 in a Phase 1/2a clinical trial.
•Complement-Mediated Renal Disease: A number of rare renal diseases result from uncontrolled activation of the alternative pathway of complement, leading to progressive glomerular damage, proteinuria, hematuria, and impaired kidney function, and often resulting in end-stage renal disease (ESRD). In addition, dysregulation of the alternative complement pathway has been shown to play a role in the pathogenesis and progression of disease in some of the more common glomerulopathies. Silencing C3 may be a therapeutic approach for treatment of these conditions.
•Study Name: Study of ARO-C3 in Adult Healthy Volunteers and Patients With Complement-Mediated Renal Disease A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and/or Pharmacodynamics of ARO-C3 in Adult Healthy Volunteers and in Adult Patients With Complement-Mediated Renal Disease
ClinicalTrials.gov Identifier: NCT05083364

ARO-CFB is designed to reduce hepatic expression of complement factor B (CFB), which plays an important regulatory role in amplifying complement alternative pathway activation and has been identified as a promising therapeutic target. ARO-CFB is being developed as a potential treatment for complement mediated kidney diseases such as immunoglobulin A nephropathy (IgAN), which is the most common glomerular disease worldwide and carries a high lifetime risk of progression to end-stage renal disease. Additionally, ARO-CFB may have clinical applications in non-renal diseases involving complement activation. The Company is currently investigating ARO-CFB in a Phase 1/2a clinical trial.
•Complement-Mediated Disease: A number of rare renal diseases result from uncontrolled activation of the alternative pathway of complement, leading to progressive glomerular damage, proteinuria, hematuria, and impaired kidney function, and often resulting in end-stage renal disease (ESRD). In addition, dysregulation of the alternative complement pathway has been shown to play a role in the pathogenesis and progression of disease in some of the more common glomerulopathies. Silencing CFB may be a therapeutic approach for treatment of these conditions.
•Study Name: Study of ARO-C3 in Adult Healthy Volunteers and Patients With Complement-Mediated Kidney Disease A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of Single and Multiple Doses of ARO-CFB in Adult Healthy Volunteers and Adult Patients With Complement-Mediated Kidney Disease
ClinicalTrials.gov Identifier: NCT06209177

ARO-RAGE is designed to reduce production of the Receptor for Advanced Glycation End products (“RAGE”) as a potential treatment for various inflammatory pulmonary diseases. Arrowhead is currently investigating ARO-RAGE in a Phase 1/2a clinical trial.

•Study Name: Study of ARO-RAGE in Healthy Subjects and Patients With Inflammatory Lung Disease A Phase 1/2a Study Evaluating the Effects of ARO-RAGE in Healthy Subjects and Patients With Inflammatory Lung Disease
ClinicalTrials.gov Identifier: NCT05276570

ARO-PNPLA3 (formerly JNJ-75220795) is an investigational RNAi therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic-dysfunction associated steatohepatitis (MASH). PNPLA3 has strong genetic and preclinical validation as a driver of fat accumulation and damage in the livers of patients who carry the common I148M mutation. Former licensee Janssen Pharmaceuticals, Inc. investigated ARO-PNPLA3 in two Phase 1 clinical trials.
•MASH: MASH is a subgroup of steatotic liver disease (MASLD) in which hepatic cell injury and inflammation has developed over background steatosis. The I148M genetic variant in the PNPLA3 gene is involved with the underlying pathophysiology and is a known risk factor for hepatic steatosis, steatohepatitis, elevated plasma liver enzyme levels, hepatic fibrosis and cirrhosis. The rising prevalence of MASH presents a significant health burden in many developed countries.

Partnered Programs
Sarepta Therapeutics, Inc.
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
•Study Name: Study of ARO-DUX4 in Adult Patients With Facioscapulohumeral Muscular Dystrophy Type 1 A Phase1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-DUX4 in Adult Patients With Facioscapulohumeral Muscular Dystrophy Type 1. ClinicalTrials.gov Identifier: NCT06131983
ARO-DM1 is designed to reduce expression of the dystrophia myotonica protein kinase (DMPK) gene. There is currently no approved disease-modifying therapy for type 1 myotonic dystrophy (DM1). Treatments have focused on symptomatic management, including physical therapy, exercise, ankle-foot orthoses, wheelchairs, and other assistive devices. The Company is currently investigating ARO-DM1 in a Phase 1/2a clinical trial.
Type 1 Myotonic Dystrophy: Type 1 myotonic dystrophy is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the DMPK gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span.
•Study Name: Study of ARO-DM1 in Subjects With Type 1 Myotonic Dystrophy A Phase 1/2a Dose-Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-DM1 in Subjects With Type 1 Myotonic Dystrophy Who Are ≥18 to ≤ 65 Years
ClinicalTrials.gov Identifier: NCT06138743

ARO-MMP7 is designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for idiopathic Pulmonary Fibrosis (IPF). The Company is currently investigating ARO-MMP7 in a Phase 1/2a clinical trial.
•Study Name: Study of ARO-MMP7 Inhalation Solution in Healthy Subjects and Patients With Idiopathic Pulmonary Fibrosis A Phase 1/2a Study Evaluating the Effects of ARO-MMP7 Inhalation Solution in Healthy Subjects and Patients With Idiopathic Pulmonary Fibrosis
ClinicalTrials.gov Identifier: NCT05537025

ARO-ATXN2 is designed to reduce the expression of the ATXN2 gene as a potential treatment for spinocerebellar ataxia 2 (SCA2). SCA2 is a progressive cerebellar ataxia with instability of stance, speech and swallow disorder, pain, spasticity, and ocular signs, caused by gain of function of mutant expanded polyQ ATXN2 protein. The Company is currently investigating ARO-ATXN2 in a Phase 1 clinical trial.
•Study Name: Study of ARO-ATXN2 Injection in Adults With Spinocerebellar Ataxia Type 2 A Phase 1 Placebo-Controlled Dose Escalating Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of ARO-ATXN2 in Adult Subjects With Spinocerebellar AtaxiaType 2
ClinicalTrials.gov Identifier: NCT06672445
ARO-HTT is designed to reduce the expression of the Huntingtin gene as a potential treatment for Huntington’s disease.
ARO-ATXN1 is designed to reduce the expression of the ATXN1 gene as a potential treatment for spinocerebellar ataxia 1 (SCA1).
ARO-ATXN3 is designed to reduce the expression of the ATXN3 gene as a potential treatment for spinocerebellar ataxia 3 (SCA3).

Takeda Pharmaceuticals U.S.A., Inc.
Fazirsiran (formerly ARO-AAT) is a clinical-stage RNAi therapeutic candidate for the treatment of liver disease associated with alpha-1 antitrypsin deficiency. ARO-AAT is designed to knock down the Alpha-1 antitrypsin (“AAT”) gene transcript and reduce the hepatic production of the mutant AAT protein.
•Study Name: Study to Check the Safety of Fazirsiran and Learn if Fazirsiran Can Help People With Liver Disease and Scarring (Fibrosis) Due to an Abnormal Version of Alpha-1 Antitrypsin Protein A Randomized, Double-blind, Placebo-Controlled, Phase 3 Study to Evaluate the Efficacy and Safety of Fazirsiran in the Treatment of Alpha-1 Antitrypsin Deficiency-Associated Liver Disease With METAVIR Stage F2 to F4 Fibrosis ClinicalTrials.gov Identifier: NCT05677971
•Study Name: An Extension Study to Learn About the Long-Term Safety of Fazirsiran and if Fazirsiran Can Help People With Alpha-1 Antitrypsin Liver Disease A Phase 3, Open-Label Extension Study to Evaluate the Long-Term Safety and Efficacy of fazirsiran in Participants With Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
ClinicalTrials.gov Identifier: NCT05899673
•Study Name: Study to Learn About the Safety of Fazirsiran and if it Can Help People With Alpha-1 Antitrypsin Liver Disease With Mild Liver Scarring (Fibrosis) A Randomized, Double-Blind, Placebo-Controlled, Phase 3 Study to Evaluate the Safety and Efficacy of Fazirsiran in the Treatment of Alpha-1 Antitrypsin Deficiency-Associated Liver Disease With METAVIR Stage F1 Fibrosis
ClinicalTrials.gov Identifier: NCT06165341

Amgen Inc.
Olpasiran (formerly AMG 890 and ARO-LPA) is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels.

•Study Name: Olpasiran Trials of Cardiovascular Events and Lipoprotein(a) Reduction (OCEAN(a)) - Outcomes Trial
A Double-blind, Randomized, Placebo-controlled, Multicenter Study Assessing the Impact of Olpasiran on Major Cardiovascular Events in Participants With Atherosclerotic Cardiovascular Disease and Elevated Lipoprotein(a) ClinicalTrials.gov Identifier: NCT05581303

GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”)
GSK-4532990 (formerly ARO-HSD) is designed to reduce production of HSDPublished human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against metabolic-dysfunction associated steatohepatitis (MASH) cirrhosis and alcoholic hepatitis and cirrhosis. GSK is conducting Phase 2b clinical trials in patients with MASH and alcohol-related liver disease (ALD).
Metabolic-Dysfunction Associated Steatohepatitis: MASH is liver inflammation and damage caused by a buildup of fat in the liver. This can cause scarring of the liver and in advanced cases can lead to cirrhosis. Alcochol-related liver disease (ALD) represents a spectrum of liver injury resulting from alcohol use, ranging from hepatic steatosis to more advances forms including alcoholic hepatitis (AH), alcohol-associated cirrhosis (AC), and acute AH presenting as acute-on-chronic liver failure.
•Study Name: Phase 2b Study of GSK4532990 in Adults With MASH (HORIZON) 17 β-Hydroxysteroid Dehydrogenase Type 13 Minimization for the Treatment of MASH (HORIZON): A Double-Blind, Placebo-Controlled Phase 2b Study to Evaluate the Efficacy and Safety of GSK4532990 in Adults With Pre-Cirrhotic Metabolic-Dysfunction Associated Steatohepatitis
ClinicalTrials.gov Identifier: NCT05583344
GSK5637608 (formerly JNJ-3989 and ARO-HBV) is designed to silence all HBV gene products and intervenes upstream of the reverse transcription process where current standard-of-care nucleotide and nucleoside analogues act.
•Study Name: A Study of Sequential Therapy With Daplusiran/Tomligisiran (DAP/TOM) Followed by Bepirovirsen in Participants Living With Chronic Hepatitis B (CHB) (B-UNITED) A Phase 2b, Multi-centre, Randomized, Partially Placebo-controlled, Double-blind Study to Investigate the Safety and Efficacy of Sequential Therapy With Daplusiran/Tomligisiran Followed by Bepirovirsen in Participants With Chronic Hepatitis B Virus on Background Nucleos(t)Ide Analogue Therapy (B-United)
ClinicalTrials.gov Identifier: NCT05583344

Financial Results
•Revenue - Generated revenue of $3.6 million, compared to revenues of $240.7 million in fiscal 2023 and $243.2 million in fiscal 2022;
•Net Loss attributable to Arrowhead Pharmaceuticals, Inc. - Recorded net loss of $599.5 million, compared to net losses of $205.3 million in fiscal 2023 and $176.1 million in fiscal 2022;
•Net Loss Per Share attributable to Arrowhead Pharmaceuticals, Inc. - Recorded net loss per share (diluted) of ($5.00), compared to net loss per share (diluted) of ($1.92) in fiscal 2023 and ($1.67) in fiscal 2022;
•Cash at end of fiscal 2024 - Cash and investments of cash totaled $681.0 million at September 30, 2024; and
•Total Stockholder Return - Achieved a three-year total stockholder return (“TSR”) at the 28th percentile of our peer group as measured in September 2024.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
400.00
300.00
200.00
100.00
—
2019
2020
2021
2022
2023
2024

The comparisons in the above graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

Executive Compensation Highlights

Say-on-Pay Vote and Ongoing Response to Stockholder Feedback
At our 2024 Annual Meeting of Stockholders, 94% of the stockholder votes cast on our non-binding, advisory proposal (the “Say-on-Pay” vote) on the executive compensation program were in favor of the program. Our Board of Directors was pleased with this result.
We value the opinions of our stockholders and will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers. The Compensation Committee is committed to being responsive to stockholder feedback regarding our executive compensation program, policies, and practices, including concerns expressed through the Say-on-Pay vote.

Stockholder Engagement
During the summer and fall of 2023, our Corporate Secretary and Mr. Waddill, the Compensation Committee Chair, requested meetings with our top 10 stockholders to discuss our executive compensation program. On the basis of that feedback, and the stockholder vote during our 2024 Annual Meeting of Stockholders, we believe stockholders are pleased with our current compensation approach.

Aggressive Performance Fueled by Incentives
The Compensation Committee expects and has observed aggressive performance from the entire executive management team. Our philosophy has been to foster this expectation with reasonably aggressive incentive compensation. Based on our overall operating environment, feedback from our stockholders, and stockholder return results, the Compensation Committee took the following key actions and maintained key policies with respect to the compensation of all of our NEOs for fiscal 2024:
•Base Salary - Approved base salary increases for our current NEOs based on performance and market adjustments.
•Annual Incentive Compensation - Certified performance and Approved annual cash bonuses for our NEOs for fiscal 2024 in amounts of up to 140% of their target annual cash incentive compensation opportunities, including an annual cash bonus for our CEO in the amount of $1,152,000, equal to 120% of his target annual cash incentive compensation opportunity.
•Equity Compensation - The Compensation Committee granted our CEO entirely performance-based restricted stock unit awards (“PRSUs”) and granted our other NEOs long-term incentive compensation opportunities in the form of time-based RSU awards that may be settled for shares of our common stock with grant date values described below in the Compensation Tables section. The awards vest in four equal annual installments beginning in 2025.
•Clawback Policy - Maintained our clawback policy which allows Arrowhead to recover incentive compensation from our executive officers, on a non-fault basis, in the event a financial restatement is required to correct any accounting errors made by any such executive officer.
•Stock Ownership Guidelines - Maintained guidelines mandating ownership of Arrowhead stock in amounts equal to, for our CEO, six times annual base salary and, for our CFO, two times annual base salary.
•“Double Trigger” Feature for Acceleration of Equity Awards - Maintained the agreements for outstanding equity awards granted to our CEO pursuant to our 2013 and 2021 Incentive Plans to provide that, upon a change in control of Arrowhead, the vesting of such awards will accelerate only in the event of a subsequent involuntary termination of employment (i.e., on a “double-trigger” basis).

Pay-for-Performance Analysis
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers with the objective of aligning their interests with those of our stockholders. To ensure this alignment and to motivate and reward individual initiative and effort, a significant portion of our executive officers’ target total direct compensation opportunity is both performance-based and “at-risk.”
We emphasize performance-based compensation that appropriately rewards our executive officers, including our NEOs, through two separate compensation elements:
•First, we provide the opportunity to participate in our annual incentive compensation plan which provides cash payments if executive officers produce short-term financial, operational, and strategic results that meet or exceed the objectives set forth each year in our annual operating plan.
•In addition, we grant equity awards as long-term incentive compensation. These require substantial performance and are themselves substantial awards, designed to drive our financial and operational performance and long-term growth. In the case of our CEO, these awards are heavily performance weighted, and in the case of our other executive officers, are either dependent on the future appreciation in value of our common stock or are subject to the risk of fluctuations in the value of our common stock and, therefore, are “at risk.”
We believe that, ultimately, the creation of sustainable long-term stockholder value will depend on our ability to successfully bring to market the products we develop or our success in partnering with strategic collaborators to bring them to market. Consequently, the Compensation Committee strives to incent our executive officers to create that value through the discovery and development of a robust and attractive pipeline of drug candidates. To achieve that end, our executive compensation program is designed to provide incentives that facilitate these efforts. Particularly for our CEO, the Compensation

Committee has awarded 100% of his long term incentive compensation for fiscal 2024 as performance-based equity awards designed to produce stockholder value. The Compensation Committee closely tracks the progress against these objectives and, in conjunction with the independent members of our Board, ensures the objectives are met using sound, ethical business practices before certifying performance achievement of the awards.
To ensure that we remain faithful to our compensation philosophy, the Compensation Committee regularly evaluates the relationship between the reported values of the equity awards granted to our executive officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our total stockholder return over this period.
Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee evaluates our executive compensation program on a regular basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices:

WHAT WE DO	WHAT WE DON’T DO

✓ Maintain an Independent Compensation Committee. The Compensation Committee consists solely of independent directors.

✓ Retain an Independent Compensation Advisor. The Compensation Committee engaged its own compensation advisor to provide information and analysis with its fiscal 2024 compensation review, and other advice on executive compensation independent of management. This consultant performed no consulting or other services for us in fiscal 2024.

✓ Annual Executive Compensation Review. The Compensation Committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking.

✓ Compensation At-Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on our performance, as well as short-term cash and long-term equity incentives to align the interests of our executive officers and stockholders.

✓ CEO Annual Incentive Compensation Cap. Our CEO’s annual cash incentive compensation opportunity is capped at 150% of his base salary.

✓ Stock Ownership Policy. We maintain a stock ownership policy that requires our CEO and CFO to maintain a minimum ownership level of our common stock.

✓ Compensation Recovery (“Clawback”) Policy. We maintain a clawback policy to allow Arrowhead to recover incentive compensation from our executive officers, on a non-fault basis, in the event a financial restatement is required to correct any accounting errors made by any such executive officer.

✓ Conduct an Annual Stockholder Advisory Vote on NEO Compensation. We conduct an annual stockholder advisory vote on the compensation of our NEOs.

✓ Use a Pay-for-Performance Philosophy. The majority of our CEO’s compensation is directly linked to achievement of milestones to the benefit of all stakeholders; we also structure target total direct compensation opportunities with a significant long-term equity component, thereby making a substantial portion of our CEO’s and each additional executive officer’s target total direct compensation dependent upon our stock price and/or total stockholder return.

✓ “Double Trigger” Feature for Acceleration of CEO Equity Awards — The outstanding equity awards granted to our CEO pursuant to our 2013 Incentive Plan and 2021 Incentive Plan provide that, upon a change in control of the Company, the vesting of such awards will accelerate only in the event of a subsequent involuntary termination of employment (a “double-trigger” arrangement).

✘ No Executive Retirement Plans. We do not offer pension arrangements or retirement plans or arrangements to our executive officers that are different from or in addition to those offered to our other employees.

✘ No Perquisites. We do not provide perquisites or other personal benefits to our executive officers.

✘ No Special Welfare or Health Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefits programs generally on the same basis as our other full-time, salaried employees.

✘ No Post-Employment Tax Payment Reimbursement. We do not provide any tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits.

✘ No Hedging and Limit on Pledging of Our Equity Securities. We prohibit our employees, executive officers and the non-employee members of our Board from hedging our equity securities. Our board members and executive officers may pledge up to 75% of owned and vested shares with the approval of our Board.

✘ No Dividends or Dividend Equivalents Payable on Unvested Equity Awards. We do not pay dividends or dividend equivalents on unvested RSU awards or PRSU awards.

✘ No Stock Option Re-pricing. Our employee stock plan does not permit options to purchase shares of our common stock to be repriced to a lower exercise or strike price without the approval of our stockholders.

Executive Compensation Philosophy

Our executive compensation philosophy reflects our two fundamental objectives:
•to attract, motivate and retain a highly skilled team of executives; and
•to align our executive officers’ interests with those of our stockholders by rewarding short-term and long-term performance and aligning compensation to increases in stockholder value.

We believe that the compensation of our executive officers should be directly linked to the achievement of specific objectives that are expected to increase stockholder value. In furtherance of this goal, the Compensation Committee has established the following guidelines as a foundation for compensation decisions:
•provide a competitive total compensation package that enables us to attract, retain and motivate highly-qualified executives with the skills and experience required for the achievement of business goals;
•promote the achievement of key strategic and financial performance measures by linking short-term and long-term compensation to the achievement of measurable goals;
•reward significant achievements outside of pre-established goals;
•recognize that pharmaceutical research, development and commercialization require sustained and focused effort over many years, and involve a high degree of risk and therefore balance incentives for short-term and long-term compensation;
•employ external compensation expertise and market data from industry peers to help assure that our compensation policies and practices are consistent with industry practice and meet our goals for our compensation program;
•consider our cash resources and cost of capital to balance cash and equity compensation; and
•align our executives’ incentives with the creation of stockholder value.

Executive Compensation Program Design

Our practice is to combine a mixture of compensation elements that balance achievement of our short-term goals with our longer-term performance. Currently, our executive compensation program consists of three principal elements:
•base salary;
•an annual cash incentive compensation opportunity; and
•long-term incentive compensation in the form of equity awards.
We believe that cash compensation in the form of base salary and an annual incentive compensation opportunity provides our executive officers with short-term rewards for success in operations, and that long-term incentive compensation in the form of RSU and PRSU awards that may be settled for shares of our common stock, and options to purchase shares of our common stock, align the objectives of our executive officers with those of our stockholders with respect to long-term performance and success.
The Compensation Committee takes into consideration, among other things, our financial and working capital condition when approving performance objectives and making compensation decisions for our executive officers. Since we seek to invest our cash prudently and do not have marketed products, overall target total direct compensation opportunities are weighted more heavily toward long-term incentive compensation in the form of equity awards. Thus, a significant portion of each executive officer’s target total direct compensation opportunity is “at risk,” and dependent on the increase in the value of our common stock. The Compensation Committee periodically reassesses the appropriate weighting of cash and equity compensation.
In the case of long-term incentive compensation, typically the Compensation Committee designs these awards to vest, or be earned, over a multi-year period, meaning that long-term value creation, contrasted with short-term gain, presents the best opportunity for our executive officers to benefit from their awards.
We do not maintain a specific policy on the percentage allocation between short-term and long-term incentive compensation elements.

Governance of Executive Compensation Program

Role of the Compensation Committee
The Compensation Committee discharges many of the responsibilities of our Board relating to the compensation of our executive officers, including our NEOs, and the non-employee members of our Board. The Compensation Committee has overall responsibility for overseeing our compensation and benefits philosophy and policies generally, overseeing and evaluating the compensation plans, policies and practices applicable to our CEO and our other executive officers, and ensuring that the target total direct compensation opportunities of our executive officers, including our NEOs, are consistent with our compensation philosophy, policies and objectives.
The members of the Compensation Committee are appointed by our Board, and each member is an independent director (as “independence” is currently defined in Rule 5605(a)(2) of Nasdaq listing standards). Currently, the members of the Compensation Committee are Michael Perry (Committee Chair), Hongbo Lu, and William Waddill.
The Compensation Committee reviews our executive compensation program annually on a calendar year basis, generally in December. The Compensation Committee draws on a number of resources to assist in the evaluation of the various elements of our executive compensation program including, but not limited to, feedback from our stockholders, input from our CEO, the advice of an external compensation consultant (as identified below) retained by the Compensation Committee, information provided in the public filings of industry peers and industry data compiled yearly by Radford in its Global Life Sciences Survey, which represents a nationally-based assessment of executive compensation widely used within the pharmaceutical and biotechnology industry sectors.
The Compensation Committee relies upon the judgment of its members in making compensation decisions. In addition, the Compensation Committee incorporates its members’ judgment in the assessment process to respond to and adjust for the evolving business environment. The members of the Compensation Committee have extensive experience in executive management, as well as compensation practices and policies.

Compensation-Setting Process

The Compensation Committee develops recommendations for the target total direct compensation opportunities for our executive officers, including our NEOs. The Compensation Committee does not use a single method or measure in making its compensation decisions, nor does it ordinarily position compensation levels based upon a specific or target level relative to a compensation peer group or other companies. Nonetheless, the pay practices at other companies are an important factor that the Compensation Committee considers in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace.
Generally, the Compensation Committee evaluates the compensation of our executive officers relative to the median of the competitive market. However, as discussed hereafter, various other factors are taken into consideration in determining our executive officers’ compensation and the Compensation Committee does not target compensation at any specific level relative to the competitive market. When reviewing our current executive compensation arrangements and approving each compensation element and the target total direct compensation opportunity for our executive officers, the Compensation Committee considers the following factors:
•Our performance against the financial and operational objectives established by the Compensation Committee and our Board;
•Each individual executive officer’s skills, experience and qualifications relative to other similarly-situated executives at the companies in our compensation peer group and in selected broad-based compensation surveys;
•The scope of each executive officer’s role compared to other similarly-situated executives at the companies in our compensation peer group and in selected broad-based compensation surveys;
•The performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;
•The compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels; and
•The recommendations provided by our CEO with respect to the compensation of our other executive officers.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.

Role of Chief Executive Officer

In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s recommendations with respect to the compensation levels for individual executive officers other than himself based on his performance evaluation of each executive officer.

The Compensation Committee reviews and discusses these recommendations and proposals with our CEO and considers them as one factor in determining the compensation for our executive officers, including our other NEOs. Our CEO recuses himself from all discussions and recommendations regarding his own compensation.

Role of Compensation Consultant

The Compensation Committee engages an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. The Compensation Committee has the final authority to engage and terminate the engagement of any compensation consultant that it retains.

Since October 2018, the Compensation Committee has engaged Compensia as its external compensation consultant. Compensia assisted the Compensation Committee in its review of executive officer and non-employee director compensation practices for fiscal 2024, including the competitiveness of compensation levels, executive compensation design, comparisons with our industry peers, and other technical considerations. Such assistance included:

•Reviewing and updating our compensation peer group;
•Reviewing and analyzing the compensation arrangements for our executive officers, including our NEOs;

•Reviewing and analyzing the compensation arrangements for the non-employee members of our Board;
•Reviewing and updating of the Compensation Discussion and Analysis section of our proxy statement for our 2025 Annual Meeting of Stockholders; and
•Supporting on other ad hoc matters.

The terms of Compensia’s engagement include reporting directly to the Compensation Committee and to the Compensation Committee Chair.

In fiscal 2024, Compensia did not provide any services to us other than those described above. The Compensation Committee has evaluated Compensia’s independence pursuant to the listing standards of Nasdaq and the relevant SEC rules and has determined that no conflict of interest has arisen as a result of the work performed by Compensia.

Competitive Positioning

For each of the past ten years, the Compensation Committee has directed its external compensation consultant to conduct a comparative study and report on compensation levels and practices relative to industry peers, including a competitive assessment of our executive compensation program as compared to the market data for base salaries, target total cash compensation, long-term incentive compensation and target total direct compensation. Typically, the findings of this study are presented to the Compensation Committee by the compensation consultant in conjunction with the Compensation Committee’s annual review of our executive compensation program.

Because the biotechnology sector is dynamic, the comparator group used by the Compensation Committee to assess the competitive positioning of the compensation of our executive officers is updated annually to ensure that peer companies continue to meet the established criteria. For purposes of its review of our executive compensation program in fiscal 2024, the Compensation Committee directed Compensia to update the compensation peer group reflecting the competitive market for executive talent based on the following criteria:

•Publicly-held, U.S. biotechnology companies;
•Companies with lead assets that are in mid to late clinical stage or early commercialization stage;
•Companies with market capitalizations between 0.25x to 4.0x our market capitalization at the time of the peer selection; and
•Companies with between 92 to 1,311 employees.

The compensation peer group was selected in such a manner that our market capitalization was very near the median for all peer companies. Consideration was also given to the frequency or infrequency with which a company was identified as a peer with other peer companies.

For fiscal 2024, the compensation peer group was generated in the first quarter of fiscal 2024 and consisted of the following companies:

ACADIA Pharmaceuticals, Inc.	Insmed
Amicus Therapeutics	Intellia Therapeutics
Apellis Pharmaceuticals	Ionis Pharmaceuticals
Arcus Biosciences	Ironwood Pharmaceuticals
BioCryst Pharmaceuticals	Mirati Therapeutcis
Blueprint Medicines	Madrigal Pharmaceuticals
BridgeBio Pharma	REGENXBIO

CRISPR Therapeutics AG	Sarepta Therapeutics
Deciphera Pharmaceuticals	Ultragenyx Pharmaceuticals
Denali Therapeutics	Vir Biotechnology
Halozyme Therapeutics

BioCryst Pharmaceuticals, Deciphera Pharmaceuticals, Ironwood Pharmaceuticals, and Madrigal Pharmaceuticals were added to the compensation peer group and Chemo Centryx, FibroGen, Novavax, amd Reata Pharmaceuticals were removed from the compensation peer group due to changes in our business complexity, employee base and market capitalization, as well as mergers, changes to business complexity, employee base and market capitalization among our prior peer group.

The compensation study prepared by Compensia and presented in October 2023 provided an assessment of our compensation practices as compared to industry peers. Compensation levels for our executive officers, in the aggregate, were determined to be within the range of compensation provided to similarly placed executives and consistent with our compensation philosophy.

Individual Compensation Elements

In 2024, the principal elements of our executive compensation program were as follows:

•base salary;
•an annual cash incentive compensation opportunity;
•long-term incentive compensation in the form of equity awards;
•welfare and health benefits; and
•post-employment compensation arrangements.

Base Salary

Base salary represents the fixed portion of the compensation of our executive officers, including our NEOs, and is an important element of compensation intended to attract and retain highly-talented individuals.

The initial base salaries for our executive officers were negotiated on an individual basis at the time of hire. Thereafter, using the competitive market data provided by its external compensation consultant, the Compensation Committee reviews and determines adjustments to the base salaries for each of our executive officers, including our NEOs, as part of its annual executive compensation review. In addition, the base salaries of our executive officers may be adjusted by the Compensation Committee in the event of a promotion or significant change in responsibilities. Generally, the Compensation Committee sets base salaries with reference to the competitive range of the market median of our compensation peer group and applicable executive compensation survey data, as well as its assessment of the factors described in “Governance of Executive Compensation Program - Compensation-Setting Process” above.

The base salaries of our NEOs for fiscal 2024 and fiscal 2023 were as follows:

Named Executive Officer	Fiscal 2024 Base Salary	Fiscal 2023 Base Salary	Percentage Adjustment
Christopher Anzalone President & CEO	$960,000	$913,868	5%
Kenneth Myszkowski Chief Financial Officer	$582,400	$560,000	4%
Patrick O’Brien Chief Operating Officer and General Counsel	$600,000	$560,000	7%
James Hamilton Chief of Discovery and Translational Medicine	$582,400	$525,000	11%
Javier San Martin (1) Former Chief Medical Officer	$582,400	$560,000	4%
Tracie Oliver (2) Former Chief Commercial Officer	$488,880	$470,000	4%
(1) Dr. San Martin left the Company on February 1, 2024.
(2) Ms. Oliver served as the Company's Chief Commercial Officer until October 2024.

The actual base salaries paid to our NEOs in fiscal 2024 are set forth in the “Fiscal 2024 Summary Compensation Table” below.

Annual Cash Incentive Compensation

We provide our executive officers, including our NEOs, with the opportunity to earn performance-based annual incentive awards, payable in cash, which are designed to reward them for our overall corporate performance as well as their individual performance. Generally, our executive officers are evaluated each year for eligibility to receive an annual cash incentive compensation opportunity. Through a collaborative planning process involving our Board and management, corporate performance objectives are established at the beginning of each year and evaluated regularly by our Board for their continued relevance to our status.

Target Annual Cash Incentive Award Opportunities

For purposes of the fiscal 2024 performance-based incentive awards, each of our NEOs was assigned a target annual cash incentive award opportunity based upon a percentage of his or her base salary. The target annual cash incentive award opportunities for our executive officers, including our NEOs, were recommended by our CEO (except with respect to his own target annual cash incentive award opportunity) based on each executive officer’s accountability, scope of responsibilities, and potential impact on our performance, and approved by the Compensation Committee. The determination of target annual cash incentive award opportunities was also based on the factors described in “Governance of Executive Compensation Program - Compensation-Setting Process” above. Our NEOs’ target annual cash incentive award opportunities did not change from fiscal 2023.

The target cash annual incentive award opportunities for our NEOs were as follows:

Named Executive Officer	Fiscal 2024 Target Annual Incentive Award Opportunity (as a percentage of base salary)	Fiscal 2023 Target Annual Incentive Award Opportunity (as a percentage of base salary)
Dr. Anzalone (1)	100%	100%
Mr. Myszkowski	45%	45%
Mr. O’Brien	45%	45%
Dr. Hamilton	45%	45%
Dr. San Martin	45%	45%
Ms. Oliver	40%	40%
(1) Dr. Anzalone' annual cash incentive compensation opportunity is capped at 150% of his base salary.

Performance Objectives

In determining the amount of the annual cash incentive award for each of our executive officers, including each of our NEOs, the Compensation Committee evaluated the corporate performance objectives that had been established at the beginning of the calendar year (as set forth below) as well as other corporate and individual achievements and performance throughout the year. These performance objectives addressed milestones for our lead products, research and development milestones for our drug pipeline and business development objectives. In December 2024, the Compensation Committee determined our performance against our primary business objectives set for calendar 2024, as described below.

Goal	Achievement Highlights

Corporate/
Business Development - Weight: 40%

Meet certain goals related to business development, capitalization, long-term financial planning, preparation for commercialization, and utilization of recent capital improvements

Met
Substantial business development transaction leading to significant recapitalization. Manufacturing supply commitments, utilizing our Verona manufacturing facility, for commercial product. Fully deployed a medical affairs field force and other commercially oriented operations.

Clinical Development and Regulatory Affairs - Weight: 40% Meet certain goals relating to Phase 3 studies in our clinical Cardiometabolic programs.	Met Launched three Phase 3 studies for plozasiran. Established an Early Access Program for plozasiran in patients with FCS. Submitted a New Drug Application with the U.S. Food and Drug Administration
Discovery and Early Development - Weight: 20% Meet certain goals with regard to progress on our pre-clinical and early clinical programs	Met. Achieved clinical milestone timelines for seven Phase 1 clinical assets Filed three new clinical trial applications Nominated six new drug candidates

Annual Incentive Award Payments

The actual annual cash incentive award payments earned by our incumbent NEOs totaled 127% of the respective target award opportunities. Except for the annual incentive award for our CEO, these awards were recommended by our CEO and approved by the Compensation Committee based on the overall achievement of our goals, their contributions to the goals and the overall performance of each executive officer during the year. The following table sets forth the target annual cash incentive award opportunities, the target award expressed as a percentage of each NEO’s base salary and the actual award payment made in cash or cash equivalents to each of our NEOs based on their performance in fiscal 2024:

Named Executive Officer	Target Annual Incentive Award Opportunity (as a percentage of base salary)	Achievement target bonus	Actual Annual Incentive Award ($)
Dr. Anzalone (1)	100%	120%	$1,152,000
Mr. Myszkowski	45%	120%	$314,496
Mr. O’Brien	45%	140%	$378,000
Dr. Hamilton	45%	120%	$314,496
Dr. San Martin (2)	45%	—%	$—
Ms. Tracie Oliver (3)	40%	—%	$—
 (1) Dr. Anzalone received an initial bonus of $960,000, which was paid in December 2024 and an additional bonus of $192,000 which will be paid upon receipt of Hart Scott Rodino clearance of the Sarepta transaction.
(2) Dr. San Martin left the Company on February 1, 2024 and did not receive an annual incentive award.
(3) Ms. Oliver served as the Company's Chief Commercial Officer until October 2024 and did not receive an annual incentive award.

The annual cash incentive award payments made to our NEOs for fiscal 2024 are set forth in the “Fiscal 2024 Summary Compensation Table” below.

Long-Term Incentive Compensation

We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realizable value of these equity awards over time bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers, including our NEOs, to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.

Long-term incentive compensation opportunities in the form of equity awards are granted to our executive officers by the Compensation Committee. The amount and forms of such equity awards are determined by the Compensation Committee after considering the factors described in “Governance of Executive Compensation Program - Compensation-Setting Process” above.

2024 Long-Term Incentive Awards

Performance-Based RSU Award for Chief Executive Officer

Annual equity awards granted to our executive officers are solely in the form of RSU awards that may be settled for shares of our common stock.

Our CEO’s fiscal 2024 award was designed entirely as a performance-based award consisting of 340,000 PRSUs that will only vest upon the completion of a single performance trigger of a cash inflow to the Company of $1 billion by June 30, 2025. The CEO’s fiscal 2024 award was also designed with the intention that the Compensation Committee would not certify performance prior to December 21, 2024, without good reasons, in accordance with the Company’s 2021 Incentive Compensation Plan.

Results from PRSU Awards Previously Granted

In fiscal 2024, the Compensation Committee certified achievement of the performance milestones relating to the following PRSU awards:

Performance Goal	Achievement	No. of Shares Certified as Vested
Maintain clinical trials concurrently in four different tissue types (hepatic, pulmonary, and two others). Issued 12/2022	Certified in October 2023	46,805 shares pursuant to a PRSU award

RSU Awards for Other Named Executive Officers

The Compensation Committee approved the following aggregate RSU awards for our other NEOs for 2024:

Named Executive Officer	Restricted Stock Unit Awards (number of shares)	Restricted Stock Unit Awards ($)
Mr. Myszkowski	75,000	$2,589,750
Mr. O’Brien	85,000	$2,935,050
Dr. Hamilton	75,000	$2,589,750
Dr. San Martin	75,000	$2,589,750
Ms. Tracie Oliver	75,000	$2,589,750

RSUs granted to our NEOs in fiscal 2024 vest over four years in equal annual installments, subject to the NEO’s continued employment on each applicable vesting date. Dr. San Martin and Ms. Oliver forfeited their fiscal 2024 equity awards upon their respective departures.

The equity awards granted to our NEOs in fiscal 2024 are set forth in the “Fiscal 2024 Summary Compensation Table” and the “Fiscal 2024 Grants of Plan-Based Awards Table” below.

Welfare and Health Benefits

Our executive officers, including our NEOs, are eligible to participate in all of our employee benefit plans, including medical, dental, vision, life and disability insurance, in each case on the same basis as our other employees, subject to applicable law. In addition, we provide an additional life insurance benefit to our CEO for the benefit of his heirs. We also provide vacation and other paid holidays to all our employees, including our executive officers, all of which we believe to be comparable to those provided the companies in our compensation peer group. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace. Our health, welfare and vacation benefits are designed to ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Our retirement savings plan (“401(k) plan”) is a tax-qualified retirement savings plan, pursuant to which qualified employees, including our NEOs, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Service. Historically, we have made matching contributions of 100% of the first 3% of base salary and of 50% of the next 2% of base salary contributed to the plan. The value of these benefits for each of our NEOs is reflected in the “All Other Compensation” column of the “Fiscal 2024 Summary Compensation Table” below.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our NEOs, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective and for recruitment and retention purposes.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Employment Arrangements

We have entered into a written employment agreement with our CEO and have written employment offer letters with our other executive officers. In filling each of our executive positions, we recognized the need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, in formulating these compensation packages, we were sensitive to the need to integrate new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations. Each of these arrangements provides for “at will” employment. For detailed descriptions of the employment arrangements we maintained with our NEOs during fiscal 2024, see “Termination Benefits - Potential Payments Upon Termination or Change in Control” below.

Post-Employment Compensation Arrangements
We have entered into a written employment agreement with our CEO, and we also have agreements with our CFO and Chief Operating Officer & General Counsel that provide for certain payments and benefits in the event of certain involuntary terminations of employment. We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. These agreements are designed to provide reasonable compensation these to executive officers if they were to leave our employ under certain circumstances to facilitate their transition to new employment. Further, in some instances we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits. The Compensation Committee does not consider the specific amounts payable under these agreements when establishing annual compensation. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive. In addition, our 2013 Incentive Plan and our 2021 Incentive Plan each provides for the acceleration of vesting of outstanding and unvested equity awards in the event of a change in control of the Company, as defined in the plans, except as otherwise determined by our Board. However, the agreements for equity awards granted to our CEO pursuant to our 2013 Incentive Plan and our 2021 Incentive Plan provide that, upon a change in control of the Company, the vesting of such awards will accelerate only in the event of a subsequent involuntary termination of employment (a “double-trigger” arrangement). For detailed descriptions of the post-employment compensation arrangements we maintained with our NEOs during fiscal 2024, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Termination Benefits - Potential Payments Upon Termination or Change in Control” below.

Other Compensation Policies and Practices

Equity Awards Grant Policy
We do not have any program, plan, or obligation that requires us to grant equity awards on specified dates, although historically we have granted such awards to our existing executive officers and employees at least annually and to newly-hired employees upon the commencement of their employment.

We do not have any program, plan or practice to grant equity awards of our common stock to our executive officers in coordination with the release of material nonpublic information. Equity awards may occasionally be granted following a significant change in job responsibilities or to meet other special retention or performance objectives. Authority to grant equity awards to our employees rests with the Compensation Committee, although the Compensation Committee has delegated authority to our CEO to grant equity awards to non-executive employees within prescribed limits set by the Compensation Committee. With respect to our executive officers, except for our CEO, recommendations for equity awards are made by our CEO and reviewed and approved by the Compensation Committee. Under the terms of our 2021 Incentive Plan, pursuant to which new equity awards are granted, the exercise price of any option to purchase shares of our common stock awarded under the plan must be equal to at least 100% of the fair market value of our common stock (which is determined based on the closing sales price of our common stock on the Nasdaq Global Market) on the date of grant.

Stock Ownership Policy
We maintain a stock ownership policy for our CEO and CFO to further align their respective interests with the interests of our stockholders, and to further promote our commitment to sound corporate governance. This policy requires our CEO to own a minimum number of shares of our common stock equal to a value of six times his annualized base salary and our CFO to own a minimum number of shares of our common stock equal to a value of twice his annualized base salary. Our CEO and CFO have each achieved the respective required ownership level.

Compensation Recovery (“Clawback”) Policy
In November 2023, we updated our compensation recovery (“Clawback”) policy, in accordance with new Nasdaq listing rules. The updated policy allows for the Company to recover incentive compensation from our executive officers, on a non-fault basis, in the event a financial restatement is required to correct any accounting errors made by any such executive officer.
Additionally, our 2013 Incentive Plan and our 2021 Incentive Plan each provides for the recovery of awards made under the plan in accordance with any applicable compensation recovery or recoupment policy, including as required by law, regulation or national securities exchange rule.

Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code limits the federal income tax deductibility of certain compensation amounts in excess of $1 million paid to certain executive officers. While the Compensation Committee generally seeks to pay compensation that is tax-deductible, it reserves the right to pay non-deductible compensation to the extent it deems appropriate.

Accounting for Stock-Based Compensation
We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Risk Assessment

In reviewing our various compensation programs, the Compensation Committee considers how our compensation policies and practices may affect our risk profile and whether such policies and practices may encourage undue risk-taking by our employees. More specifically, the Compensation Committee considers the general design philosophy of our policies and practices for our employees whose conduct would be most affected by incentives established pursuant to these compensation policies. In considering these issues, the Compensation Committee concluded that the use of a performance-based annual incentive compensation plan and long-term incentive compensation opportunities in the form of equity awards did not appear to create undue risks for us or encourage excessive risk-taking behavior on the part of our NEOs.
With respect to the annual incentive awards for our executive officers, the amount of an individual’s award depends principally on overall Company performance, as determined by the Compensation Committee, which reduces the ability and incentive for an individual to take undue risks at the expense of our performance in an effort to increase the amount of his or her annual incentive award. Our performance objectives are reviewed regularly by the Compensation Committee and our Board and are considered to be generally of the nature that promote the steady progression of our development programs and would not encourage or reward excessive risk-taking. In addition, our Board has the ability to intervene in instances where actions by our executive officers vis-à-vis Company performance objective attainment would be considered unduly risky to prevent or penalize such actions.

Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to our Board that the foregoing Compensation Discussion and Analysis be included in the proxy statement. Submitted by the Compensation Committee of the Board of Directors Michael Perry, Committee Chair Hongbo Lu William Waddill

Compensation Committee Interlocks and Insider Participation
During fiscal year 2024, Mr. Waddill, Dr. Ferrari, and Dr. Perry, served on the Compensation Committee. During fiscal year 2024 and through December 2024, there were no compensation committee interlocks between the Company and other entities involving the Company’s executive officers and directors. For information regarding a transaction involving the brother of Dr. Douglass Given, the Company’s former Director and Chairman of the Board, which is required to be disclosed under Item 404 of Regulation S-K, see “Certain Relationships and Related Transactions, and Director Independence.”

Fiscal 2024 Summary Compensation Table

The following table summarizes compensation earned for services rendered during fiscal 2024, 2023, and 2022 by our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and General Counsel, our Chief of Discovery and Translational Medicine, and our former Chief Medical Officer and former Chief Commercial Officer, collectively our “Named Executive Officers”:

Name and Principal Position	Year	Salary ($)	Bonus (S)	Stock Awards (1) ($)		Non-Equity Incentive Plan Compensation (2) ($)		All Other Compensation (3) ($)	Total ($)
Christopher Anzalone	2024	951,012	—	10,319,000	(4)	1,152,000		1,461	12,423,473
President and Chief Executive Officer	2023	902,522	—	8,314,056	(5)	700,000		1,515	9,918,093
	2022	863,417	—	10,382,549	(7)	783,315	(6)	2,688	12,031,969
Kenneth Myszkowski	2024	592,369	—	2,589,750		314,496		15,761	3,512,376
Chief Financial Officer	2023	568,128	—	2,284,800		252,000		14,215	3,119,143
	2022	509,648	—	3,978,000		238,106		13,798	4,739,552
Patrick O’Brien	2024	605,259	—	2,935,050		378,000		15,261	3,933,570
Chief Operating Officer and General Counsel	2023	568,422	—	2,475,200		252,000		14,715	3,310,337
	2022	500,466	—	3,978,000		235,599		13,798	4,727,863
James Hamilton	2024	567,937	—	2,589,750		314,496		15,261	3,487,444
Chief of Discovery and Translational Medicine	2023	511,178	—	2,284,800		236,250		14,715	3,046,943
	2022	450,436	—	3,646,500		212,580		13,798	4,323,314
Javier San Martin (8)	2024	260,529	—	2,589,750		—		606,285	3,456,564
Former Chief Medical Officer	2023	544,467	—	2,284,800		252,000		14,715	3,095,982
	2022	479,170	—	—		225,574		—	704,744
Tracie Oliver (8)	2024	484,065	—	2,589,750		—		2,965	3,076,780
Former Chief Commercial Officer	2023	647,261	—	19,040		188,000		19,521	873,822
	2022	111,154	16,344	2,517,200		94,874		4,899	2,744,471

(1)This column represents the total grant date fair value, computed in accordance with ASC 718, of RSUs granted during fiscal years 2024, 2023 and 2022. The assumptions used to calculate the value of the stock underlying the RSU awards are set forth in Note 9 of the Notes to the Consolidated Financial Statements included with the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2024 (the “Original Report”).
(2)These bonus amounts represent the amounts earned for performance under the Company’s Annual Bonus Incentive Plan during calendar years 2024, 2023 and 2022 and paid in fiscal years 2025, 2024 and 2023, respectively. The Annual Bonuses are described in more detail in the “Bonus Incentive” section.
(3)Amounts consist of 401(k) matching contribution, as well as life insurance premiums for the benefit of each executive officer.
(4)The amount reported for Christopher Anzalone in the Stock Awards column includes the grant date fair value of a fiscal 2024 RSU award that is subject to vesting upon the achievement of a specific performance condition. We determined the performance condition was 100% probable of being achieved as of the grant date, as defined under applicable accounting guidance, and assigned a grant date fair value of $10,319,000 based on this evaluation. The amount reported in the Summary Compensation Table for this award may not represent the amount that Christopher Anzalone will realize from the award. Whether, and to what extent, an NEO realizes the value will depend on our actual operating performance, stock price fluctuations and the NEO’s continued employment.
(5)The amount reported for Christopher Anzalone in the Stock Awards column includes the grant date fair value of a fiscal 2023 RSU award that is subject to vesting upon the achievement of specific performance conditions. We determined the performance conditions that were probable and not probable of being achieved as of the grant date, as defined under applicable accounting guidance, and assigned a grant date fair value of $4,625,270 based on this evaluation. If we had determined that as of the date of the grant it was probable that 100% of the performance conditions would be achieved, we would have assigned a grant date fair value of $8,314,056 for the performance-based RSUs. The amount reported in the Summary Compensation Table for this award may not represent the amount that Christopher Anzalone will realize from the award. Whether, and to what extent, an NEO realizes the value will depend on our actual operating performance, stock price fluctuations and the NEO’s continued employment.
(6)Dr. Anzalone’s Fiscal Year 2022 bonus, totaling $783,315, was paid as $200,000 cash and the remaining balance as immediately vested Arrowhead stock.
(7)In July of 2022, our CEO’s fiscal 2022 compensation was revised by reducing his equity award and re-formulating the equity award to consist 60% of performance-based RSUs and 40% of time-based RSUs. The CEO’s Stock Awards are described in more detail in the “Our CEO’s Fiscal 2022 Equity Award” section in our 2023 proxy statement. The amounts reported for Christopher Anzalone in the Stock Awards column reflect the grant date fair value of a July 2022 RSU award that is subject to vesting upon the achievement of specific performance conditions, as described in the Compensation Discussion and Analysis section in our 2023 proxy statement. We determined the performance conditions that were probable and not probable of being achieved as of the grant date, as defined under applicable accounting guidance, and assigned a grant date fair value of $6,229,538 based on this evaluation. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts that Christopher Anzalone will realize from the awards. Whether, and to what extent, an NEO realizes value will depend on our actual operating performance, stock price fluctuations and the NEO’s continued employment.
(8)Dr. San Martin left the Company on February 1, 2024 and Ms. Oliver served as the Company’s Chief Commercial Officer until October 2024.

Fiscal 2024 Grants of Plan Based Awards Table

The following table sets forth cash bonus and equity grants made to the NEOs in fiscal 2024:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value
Name	Grant Date	Target ($)	Maximum ($)	Target (#)
Christopher Anzalone
Cash Bonus		$960,000	$1,440,000	—	—	—
PRSUs	12/22/2023	—		340,000	—	$10,319,000
Kenneth Myszkowski
Cash Bonus		$262,080		—	—	—
RSUs	01/04/2024	—		—	75,000	$2,589,750
Patrick O’Brien
Cash Bonus		$270,000		—	—	—
RSUs	01/04/2024	—		—	85,000	$2,935,050
James Hamilton
Cash Bonus		$262,080		—	—	—
RSUs	01/04/2024	—		—	75,000	$2,589,750
Javier San Martin (4)
Cash Bonus		$262,080		—	—	—
RSUs	01/04/2024	—		—	75,000	2,589,750
Tracie Oliver (4)
Cash Bonus		$195,552		—	—	—
RSUs	01/04/2024	—		—	75,000	$2,589,750
(1)Amounts listed represent cash award targets for our NEOs in fiscal 2024. Actual payments were made in fiscal 2025 and the amounts are reported in the Summary Compensation Table above. There are no thresholds or maximum levels applicable under our annual cash incentive awards except with respect to Dr. Anzalone, whose target opportunity is capped at 150%.
(2)These PRSUs are described above in the “Compensation Discussion and Analysis” under the heading “Equity Compensation.”
(3)RSUs granted in fiscal 2024 vest in four equal annual installments beginning 1 year from the grant date.
(4)Dr. San Martin and Ms. Oliver forfeited their fiscal 2024 equity awards upon their respective departures.

Fiscal 2024 Outstanding Equity Awards at Fiscal Year End Table

The following table provides information, with respect to the NEOs, concerning the outstanding equity awards covering shares of the Company’s common stock as of September 30, 2024.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (3)		Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($) (2)
Christopher Anzalone	01/01/2020	—	—	700,000		13,559,000
	01/01/2021	—	—	800,000		15,496,000
	07/08/2022	49,761	963,871	149,282		2,891,592
	12/20/2022	70,208	1,359,929	93,610		1,813,226
	12/22/2023	—	—	340,000		6,585,800
Kenneth Myszkowski	01/01/2021	15,000	290,550	—		—
	01/01/2022	30,000	581,100	—		—
	01/04/2023	45,000	871,650	—		—
	01/04/2024	75,000	1,452,750	—		—
Patrick O’Brien	01/01/2021	15,000	290,550	—		—
	01/01/2022	30,000	581,100	—		—
	01/04/2023	48,750	944,288	—		—
	01/04/2024	85,000	1,646,450	—		—
James Hamilton	01/01/2021	12,500	242,125	—		—
	01/01/2022	27,500	532,675	—		—
	01/04/2023	45,000	871,650	—		—
	01/04/2024	75,000	1,452,750	—		—
Javier San Martin	01/04/2024	—	—	—		—
Tracie Oliver	07/01/2022	35,000	677,950	—	—	—
	01/04/2023	375	7,264	—	—	—
	01/04/2024	75,000	1,452,750	—	—	—
(1)RSUs have various vesting parameters but generally vest in four equal annual installments beginning one year from the grant date.
(2)Value is based on our Company’s Common Stock closing price of $19.37 on September 30, 2024.
(3)The amounts reported for Christopher Anzalone in this column reflect the January 2020, January 2021, July 2022, December 2022, and December 2023 awards that contain performance-based vesting conditions. These awards and their vesting conditions are described above in the “Compensation Discussion and Analysis” under the heading “Equity Compensation” and in prior proxy statements, as applicable.

Fiscal 2024 Options Exercises and Stock Vested Table

The following table provides information, with respect to the NEOs, concerning options exercised or RSUs or PRSUs vested during fiscal 2024.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise		Value Realized on Exercise (1)		Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Christopher Anzalone	57,499		$1,024,000		95,087	$2,603,325
Kenneth Myszkowski	—		—		66,250	$2,212,813
Patrick O’Brien	—		—		63,750	$2,139,688
James Hamilton	—		—		52,500	$1,773,225
Javier San Martin	—	—	—	—	52,500	1,570,200
Tracie Oliver	—		—		17,625	$460,191
(1)Value is calculated as the price of our Common Stock upon exercise, less the exercise price, multiplied by the number of shares exercised.
(2)Value is calculated as the price of our Common Stock upon vesting, multiplied by the number of shares vested.

Termination Benefits - Potential Payments Upon Termination or Change in Control

The Company has the following severance or change of control arrangements with its NEOs:

Dr. Anzalone’s employment agreement with the Company provides that, if the Company terminates Dr. Anzalone’s employment without Cause or if Dr. Anzalone terminates his employment for Good Reason, on his date of termination, Dr. Anzalone will receive a one-time lump sum payment equal to the sum of: (i) one month of base salary and (ii) premiums for thirty (30) days of medical and dental benefits. To receive such payments Dr. Anzalone is required to execute a general release in favor of the Company.

For purposes of Dr. Anzalone’s employment agreement:

“Cause” means (i) the conviction (by trial or upon a plea of nolo contendere) of a felony or other crime involving moral turpitude or the commission of any other material act or omission involving dishonesty, disloyalty or fraud with respect to the Company or any of its subsidiaries or any of their customers or suppliers, (ii) reporting to work under the influence of alcohol or illegal drugs, the use of illegal drugs (whether or not at the workplace) or other repeated conduct causing the Company or any of its subsidiaries substantial public disgrace or disrepute or economic harm, (iii) the engaging of gross misconduct and the failure to cease such conduct and rectify any harm to the Company resulting therefrom within 30 days after written demand therefor by the Company identifying with reasonable particularity such conduct and harm, or (iv) any other material breach by Dr. Anzalone of his employment agreement and the failure to cease such breach and rectify any harm to the Company within 30 days after written demand by the Company identifying with reasonable particularity such breach and harm; and

“Good Reason” means (i) Dr. Anzalone’s duties, responsibilities, titles or offices are diminished as compared to those described in his employment agreement without his written consent, and the Company fails to reinstate such duties, responsibilities, titles or offices within 30 days after written demand by Dr. Anzalone identifying with reasonable particularity the diminishment, (ii) the relocation of Dr. Anzalone’s base office to an office that is more than thirty (30) highway miles from Pasadena, CA, (iii) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the obligations under the employment agreement and (iv) any other material breach of Dr. Anzalone’s employment agreement by the Company and the failure to cease such breach and rectify any harm to Dr. Anzalone resulting within 30 days after written demand by Dr. Anzalone identifying with reasonable particularity the breach and harm.

Pursuant to his offer of employment by the Company, Mr. Myszkowski is entitled to severance pay equal to three months’ base salary plus an amount equal to the premiums on his medical and dental benefits for the same period upon termination of his employment without cause.

Pursuant to his offer of employment by the Company, Mr. O’Brien is entitled to severance pay equal to six months’ base salary upon a qualifying termination of his employment without cause only upon change of control as defined in the Company’s 2013 Incentive Plan.

The Company has not entered into a severance arrangement with Dr. San Martin or Dr. Hamilton or Ms. Oliver.

Additionally, pursuant to the 2004 Equity Incentive Plan, the 2013 Incentive Plan, and the 2021 Incentive Plan, any unvested awards held by plan participants, including the NEOs, become fully vested upon a change of control of the Company, except as otherwise determined by the Board and except with respect to the outstanding awards held by the CEO whose awards will only become fully vested if he experiences a qualifying termination of employment following a change of control.

The following tables set forth information regarding potential termination and change of control arrangements with our executive officers had their employment been terminated or a change in control of the Company taken place on September 30, 2024:

Termination Payments

Triggering Event	Salary ($)	Benefits ($)	Stock Awards (1)($)	Option Awards (1)($)	Total
Termination by Employer without Cause
Christopher Anzalone (2)	80,000	2,307	—	—	82,307
Kenneth Myszkowski	140,000	8,848	—	—	148,848
Patrick O’Brien	—	—	—	—	—
James Hamilton	—	—	—	—	—
Change in Control					—
Christopher Anzalone (2)	—	—	—	—	—
Kenneth Myszkowski	140,000	8,848	3,196,050	—	3,344,898
Patrick O’Brien	—	—	3,462,388	—	3,462,388
James Hamilton	—	—	3,099,200	—	3,099,200
Involuntary Termination Following a Change in Control					—
Christopher Anzalone	80,000	2,307	42,669,418	—	42,751,725
Patrick O’Brien	280,000	—	—	—	280,000
(1)For stock awards the value is calculated as the number of unvested shares multiplied by the Company’s closing stock price at September 30, 2024 of $19.37.
(2)Dr. Anzalone’s employment contract also provides for payment of the values set forth above upon his resignation for “good reason” as defined in his employment agreement.

Dr. San Martin entered into a standard separation and release of claims agreement with the Company, under which he received a one-time payment of $603,200 in exchange for the release claims. Ms. Oliver did not receive any payments or benefits in connection with her departure from the Company.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are required to calculate and disclose the median of the annual total compensation of all of our employees (excluding our CEO, Dr. Anzalone), the annual total compensation of Dr. Anzalone, and the ratio of these two amounts.

Based on the fact that we had a significant number of new hires during fiscal 2024, we did not elect to use the same median employee as the prior year. Our median employee was identified using the entire population of our employees as of September 30, 2024 based on a consistently applied compensation measure, or CACM, that reasonably reflects the annual compensation of our employees. The CACM selected by us for our disclosure included annual base salary, the cash bonus amount for fiscal 2024, the grant-date fair value for stock-based awards (calculated in accordance with requirements for the Summary Compensation Table), and welfare and health benefits for fiscal 2024.

Based on the CACM methodology described above, we identified the median employee and calculated the fiscal 2024 compensation for this selected employee in the same manner we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table. The median of the annual total compensation of all our employees was $174,364.00. Dr. Anzalone’s fiscal 2024 annual total compensation as disclosed in the Fiscal 2024 Summary Compensation Table was $ 12,423,473. As a result, our CEO to median employee pay ratio for fiscal 2024 is 70:1.

This pay ratio is a reasonable estimate calculated by a method consistent with the SEC requirements, described above, based on our payroll and employment records. As a result of a variety of factors, including employee populations, potential differences in the components used for the CACM, compensation philosophies and certain assumptions, pay ratios reported by other companies may not be comparable to our pay ratio. The pay ratio is not utilized by our management or our compensation committee for compensation-related decisions.

Director Compensation

Directors who are also employees of the Company receive no separate compensation from the Company for their service as members of the Board. For 2024, the Company maintained the structure of director compensation it adopted in 2019 to provide a base retainer for each director with higher base retainers for service by the Board Chair and committee leadership. The average total compensation paid to the Company’s non-executive directors for service in 2024 is at or below the 60th percentile of the total compensation paid to non-executive directors of its peer group. The Compensation Committee believes the structure aligns compensation according to the level of service contributions by each director. The fees payable to directors for service on the Board and for service on each committee of the Board on which the director serves are as follows:

Board of Directors:	2023 Annual Retainer:	2024 Annual Retainer:
All non-employee directors	$80,000	$80,000
Additional retainer for Non-Executive Chairman of the Board	$15,000	$15,000
Audit Committee:
Chairman	$5,000	$5,000
Compensation Committee:
Chairman	$5,000	$5,000
The following table sets forth the total compensation paid to our non-employee directors in fiscal 2024. Dr. Anzalone’s compensation is set forth in the discussion of Executive Compensation and in the Summary Compensation Table.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Douglass Given (3)	$95,000	$380,833	$475,833
Michael S. Perry	$80,000	$380,833	$460,833
Mauro Ferrari	$80,000	$380,833	$460,833
William Waddill	$90,000	$380,833	$470,833
Hongbo Lu (4)(5)	$43,333	$761,666	$804,999
Adeoye Olukotun	$80,000	$380,833	$460,833
Victoria Vakiener	$80,000	$380,833	$460,833
(1)This column represents the total grant date fair value, computed in accordance with ASC 718, of RSUs granted during fiscal year 2024 to each director. The assumptions used to calculate the value of the stock underlying the RSU awards are set forth in Note 9 of the Notes to the Consolidated Financial Statements included with the Original Report.
(2)The RSUs granted to non-employee directors vest one year from the date of grant, subject to continued service through the vesting date, with the exception of the RSUs granted to Dr. Lu in connection with her appointment to the Board, which vest in three equal installments on each anniversary of the date of grant, subject to continued service through each such vesting date.
(3)Douglass Given retired from the Board effective as of December 31, 2024.
(4)Dr. Lu joined the Board during fiscal year 2024 and her cash compensation was pro-rated for such fiscal year.
(5)In connection with her appointment, Dr. Lu received a sign-on grant of restricted stock units valued at $761,666.

As of the last day of fiscal year 2024, the directors held the following outstanding restricted stock unit (“RSU”) grants in the aggregate: Douglass Given - - 19,583; Michael S. Perry - 19,583; Mauro Ferrari -19,583; William Waddill - 19,583; Adeoye Olukotun - 19,583; Victoria Vakiener - 24,722; and Hongbo Lu - 24,080 RSUs.

As of the last day of fiscal year 2024, the directors held the following outstanding option (“Options”) grants in the aggregate: Douglass Given - 4,593; Michael S. Perry - 4,593; Mauro Ferrari -4,593; William Waddill - 4,593; Adeoye Olukotun - 4,593; Victoria Vakiener - 4,593 Options; and Hongbo Lu - 0.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of the Company’s Common Stock as of January 17, 2025, by (i) each of the NEOs named in the table under “Executive Compensation and Related Information,” (ii) each director, (iii) all then-current directors and executive officers as a group, and (iv) the holders of greater than 5% of our total shares outstanding known to us. Unless otherwise specified in the footnotes to the table below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable, and the address of each stockholder is c/o Arrowhead Pharmaceuticals, Inc., 177 E. Colorado Blvd, Suite 700, Pasadena, CA, 91105 unless otherwise indicated.

	Number and Percentage of Shares Beneficially Owned (1)
	Shares		Percentage
5% Beneficial Owners
BlackRock Inc (2) 55 East 52nd Street, New York, NY 10055	13,303,281		12.4%
The Vanguard Group (3) 100 Vanguard Blvd., Malvern, PA 19355	12,404,050		10.0%
Avoro Capital Advisors LLC (4) 110 Greene Street, Suite 800, New York, NY 10012	8,888,888		7.2%
State Street Corporation (5) One Congress Street, Suite 1, Boston MA 02114	6,354,331		5.1%
Named Executive Officers and Directors
Christopher Anzalone (4)	3,764,252		3.0%
Patrick O’Brien	527,201		*
Kenneth Myszkowski	455,433		*
James Hamilton	272,122		*
Javier San Martin	198,497		*
Tracie Oliver	127,107		*
Michael S. Perry	131,490		*
Mauro Ferrari	77,514		*
William Waddill	57,111		*
Hongbo Lu	47,163	*
Victoria Vakiener	37,944		*
Adeoye Olukotun	36,740		*
Douglas Ingram	0		*

All Executive Officers and Directors as a group (10 persons)	5,406,970		4.3%
*Less than 1%

(1)Based on 125,073,049 shares of Common Stock issued and outstanding as of January 17, 2024. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of January 17, 2024, or within sixty days of such date are treated as outstanding only when determining the percentage owned by such individual and when determining the percentage owned by a group.
(2)Based on Amendment No. 2 to Schedule 13G/A filed January 23, 2024 by BlackRock Inc. According to Amendment No. 2, BlackRock Inc. has sole voting power and sole dispositive power over 13,160,327 shares and 13,303,281 shares, respectively.
(3)Based on Amendment No. 7 to Schedule 13G/A filed April 10, 2024. According to Amendment No. 7, The Vanguard Group has sole dispositive power over 12,062,313 shares, respectively, and has shared voting power and shared dispositive power over 211,103 shares and 341,737 shares, respectively.
(4)Based on Schedule 13G filed November 14, 2024. According to Schedule 13G, Avoro Capital Advisors LLC and Behzad Aghazadeh, who serves as the portfolio manager and controlling person of Avoro Capital Advisors LLC, have sole voting power and sole dispositive power over 8,888,888 and 8,888,888 shares, respectively.

(5)Based on Schedule 13G/A filed October 16, 2024. According to Schedule 13G, State Street Corporation has shared voting power and shared dispositive power over 5,936,957 shares and 6,354,331 shares, respectively.

Equity Compensation Plan Information

The following table provides information as of September 30, 2024 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

	Equity Compensation Plan Information
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,600,427	$41.75	4,600,465
Equity compensation plans not approved by security holders (2)	291,401	$49.61	510,600
Total	6,891,828	$42.08	5,111,065
(1)Includes options outstanding representing 1,290,720 and 32,151 shares of Common Stock under the 2013 Incentive Plan and the 2021 Incentive Plan, respectively. Also includes 1,608,510 and 2,768,776 RSUs subject to the 2013 Incentive Plan and the 2021 Incentive Plan, respectively. There is no exercise price associated with a RSU award. Accordingly, these have been excluded from the column in the table reporting the weighted-average exercise price of outstanding awards.
(2)Includes 655,645 inducement option grants and 244,625 inducement RSU grants issued to newly hired employees granted outside of the Company’s Inducement Plan and 0 inducement option grants and 291,401 inducement RSU grants issued to newly hired employees pursuant to the Company’s Inducement Plan.

Material Features of the Inducement Plan and Stand-Alone Inducement Awards

The Company’s Inducement Plan was established by the Board during fiscal year 2024 to advance the interests of the Company by providing for the grant of stock-based awards. The Company has also granted inducement awards outside of the inducement plan. In accordance with Nasdaq rules, this plan and the stand-alone awards are used to offer equity awards as material inducements for new employees to join the Company. Subject to adjustment for certain changes in our capitalization, the maximum aggregate number of shares that may be issued under the inducement plan is 832,950. The equity awards granted as inducement awards both under and outside of the inducement plan are typically in the form of stock options with exercise prices equal to the fair market value of our common stock on the date of grant and/or restricted stock units. The inducement plan also provides for the granting of other types of equity awards, including stock appreciation rights and restricted stock awards.
ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review and Approval of Related-Party Transactions

Our Board has adopted written policies and procedures for the review and approval of related-party transactions and has delegated to the Audit Committee the authority to review and approve the material terms of any proposed related-party transactions. To the extent that a proposed related-party transaction may involve a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter may also be considered by the other disinterested directors.

Pursuant to our Corporate Code of Conduct and our Nomination Committee Charter, each of our officers, directors and employees must disclose related-party transactions to our Board. In order to avoid conflicts of interest, our executive officers and directors may not acquire any ownership interest in any supplier, customer or competitor (other than nominal amounts of stock in publicly traded companies), enter into any consulting or employment relationship with any customer, supplier or competitor, or engage in any outside business activity that is competitive with any of our businesses, without first disclosing the proposed transaction. After the proposed transaction has been disclosed, a determination will be made by our Board or Audit Committee as to what course to follow, depending on the nature or extent of the conflict. Furthermore, our executive officers and directors may not serve on any board of directors of any customer, supplier or competitor unless such board service has been disclosed to us and approved by our Board.

In determining whether to approve or ratify a related-party transaction, the Board and/or Audit Committee may consider, among other factors it deems appropriate, the potential benefits to the Company, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to the Company, whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Board or Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Audit Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Audit Committee reviews and assesses the ongoing relationship with each related party to see that it is in compliance with the Audit Committee’s guidelines and that the related-party transaction remains appropriate.

Certain Relationships and Related Transactions, and Director Independence

As of September 30, 2024, a majority of the members of the Board are independent directors, as defined by the Nasdaq Marketplace Rules. The Board has determined that all of the Company’s directors are independent, except Dr. Anzalone, the Company’s Chief Executive Officer. Douglass Given was independent during the period he served on the Board. The Board has determined that all members of the Audit Committee who served during 2024 were independent directors under the rules of the SEC and the listing standards of Nasdaq Marketplace Rules. The Board has determined that all members of the Compensation Committee are independent directors under the listing rules of Nasdaq Marketplace Rules. Non-employee directors do not receive consulting, legal or other fees from the Company, other than Board compensation.

Dr. Bruce Given is the Company’s Chief Medical Scientist and the brother of Dr. Douglass Given, the Company’s former Director and Chairman of the Board, who stepped down effective as of December 31, 2024. Dr. Bruce Given earned base salary and bonus of $582,400 during fiscal year 2024. His current base salary is $605,696. In January 2025, Dr. Bruce Given was awarded 100,000 RSUs, and this award vests in four annual tranches from the grant date. The grant date fair value of this award is $1,979,000.

Vincent Anzalone is the Company’s Vice President, Investor Relations and the brother of Christopher Anzalone, the Company’s Chief Executive Officer. Vincent Anzalone earned base salary and bonus of $382,955 during fiscal year 2024. His current base salary is $340,240. In January 2025, Vincent Anzalone was awarded 25,000 RSUs, and this award vests in four annual tranches from the grant date. The grant date fair value of this award is $494,750.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors may potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. Pre-approval is generally provided by the Audit Committee for up to one year, detailed to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis. All engagements of our independent registered public accounting firm in 2024 and 2023 were pre-approved by the audit committee.

The following table sets forth the aggregate audit fees and other services provided during the indicated fiscal years. These include amounts billed and expected to be billed by our current independent auditors, KPMG, for fiscal year 2024, and by our former independent auditors, RS&J, for fiscal year 2023:

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Exhibits.
The following exhibits are filed as part of this Form 10-K/A:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Taxonomy Extension Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
*    Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 10, 2025

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and Director, Chairman of the Board of Directors (Principal Executive Officer)	October 8, 2025
Christopher Anzalone

/s/ Daniel Apel	Chief Financial Officer (Principal Financial and Accounting Officer)	October 8, 2025
Daniel Apel

/s/ Mauro Ferrari	Director	October 8, 2025
Mauro Ferrari

/s/ Douglass Ingram	Director	October 9, 2025
Douglass Ingram

/s/ Hongbo Lu	Director	October 8, 2025
Hongbo Lu

/s/ Adeoye Olukotun	Director	October 8, 2025
Adeoye Olukotun

/s/ Michael S. Perry	Director	October 9, 2025
Michael S. Perry

/s/ Victoria Vakiener	Director	October 8, 2025
Victoria Vakiener

/s/ William Waddill	Director	October 8, 2025
William Waddill