Form 10-K
period 2025-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2025-11-25
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of issuer’s voting and non-voting outstanding common stock held by non-affiliates was approximately $1.4 billion based upon the closing stock price of issuer’s common stock on March 31, 2025. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 19, 2025, 135,809,558 shares of the issuer’s Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed for Arrowhead Pharmaceuticals, Inc.’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding our commercialization efforts for REDEMPLO; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, research and development expenses, capital requirements and payments to third parties.
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. As such, our actual results and outcomes may differ materially from those discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results or outcomes may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Annual Report on Form 10-K with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”), Arrowhead Pharmaceuticals NZ Limited (“Arrowhead New Zealand”), Arrowhead Pharmaceuticals Ireland Limited (“Arrowhead Ireland”), and Visirna Therapeutics Inc. (“Visirna”) (4) the term “common stock” refers to Arrowhead’s common stock, (5) the term “preferred stock” refers to Arrowhead’s preferred stock and (6) the term “stockholder(s)” refers to the holders of Arrowhead common stock.
ITEM 1.BUSINESS
A.Overview
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and modes of delivery, the Company’s therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes.
There are currently 18 Arrowhead discovered drug candidates in clinical trials ranging from early stage (Phase 1) to late stage (Phase 3). In addition, the company has a robust discovery stage pipeline which is capable of generating multiple new clinical candidates each year.
The Company recently achieved a transformational milestone with its first commercial launch in 2025, when the U.S. Food and Drug Administration ("FDA") approved REDEMPLO® (plozasiran) as an adjunct to diet to reduce triglycerides in adults with Familial Chylomicronemia Syndrome ("FCS"). Additionally, phase 3 studies (SHASTA-3, SHASTA-4 and SHASTA-5) for severe hypertriglyceridemia ("sHTG") have been fully enrolled and the Company plans to file a supplemental NDA for this indication in 2026, pending successful completion of Phase 3 clinical studies. The Company has built a commercial organization to support marketing in FCS, a rare disease, and plans to progressively build its commercial capabilities to also support marketing in sHTG, a higher prevalence disease which will require a larger commercial footprint.
The Company has entered into multiple license and collaboration agreements with leading biotech and pharmaceutical companies, including Sarepta Therapeutics, Inc., Amgen Inc., Takeda Pharmaceutical Company Limited, Glaxosmithkline Intellectual Property (No. 3) Limited and Novartis Pharma AG, for programs that the Company does not intend to commercialize independently. This approach aims to expand the reach of the Company’s technology and provides a source of non-dilutive capital to support REDEMPLO and other wholly-owned programs through commercial stage.
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
This figure depicts the mechanism by which gene silencing occurs. Double stranded RNAi triggers (commonly referred to as small interfering RNAs (“siRNAs”)) are introduced into a cell and are loaded into the RNA-induced silencing complex (“RISC”). The strands are then separated, leaving an active RISC/RNAi trigger complex. This complex can then pair with and degrade the complementary messenger RNAs (“mRNA”) and stop the production of the target proteins. RNAi is a catalytic process, so each RNAi trigger can degrade mRNA hundreds of times, which results in a relatively long duration of effect for RNAi therapeutics.
Key Benefits of RNAi and proprietary TRiMTM platform as a Therapeutic Modality:
•Silences the expression of disease associated genes;
•Potential to address any target in the transcriptome including previously “undruggable” targets;
•Rapid lead identification;
•High specificity;
•Opportunity to use multiple RNA sequences in one drug product for synergistic silencing of multiple targets; and
•RNAi therapeutics are uniquely suited for personalized medicine through target and cell specific delivery and gene knockdown.
Targeted RNAi Molecule (TRiMTM) Platform
The Company’s TRiM platform utilizes ligand-mediated delivery and is designed to enable tissue-specific targeting while being structurally simple. Targeting has been core to the Company’s development philosophy and the TRiM platform builds on more than a decade of work on actively targeted drug delivery vehicles. The Company’s scientists have discovered ways to progressively “TRiM” away extraneous features and chemistries and retain optimal pharmacologic activity.
The TRiM platform is comprised of a highly potent RNA trigger identified using the Company’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker chemistries; structures that enhance pharmacokinetics; and highly potent RNAi triggers with sequence specific stabilization chemistries.

Therapeutics developed with the TRiM platform offer several advantages: simplified manufacturing and reduced costs; multiple routes of administration; and potential for improved safety because there are less metabolites from smaller molecules, thereby reducing the risk of intracellular buildup.

The Company believes that for RNAi to reach its true potential, it must target organs outside the liver. The Company is leading this expansion with the TRiM platform, which has shown the potential to reach multiple tissues throughout the body. The TRiM platform currently enables delivery of siRNA to seven cell types:
RNA Chemistries
The structure and chemistries of the oligonucleotide molecules used to trigger the RNAi mechanism can be tailored for optimal activity. The Company’s broad portfolio of RNA trigger structures and chemistries, including certain proprietary structures, enable the Company to optimize each drug candidate on a target-by-target basis and utilize the combination of structure and chemical modifications that yield the most potent RNAi therapeutic candidate.
As a component of the TRiM platform, the Company’s design philosophy for RNA chemical modifications is to start with a structurally simple molecule and add only selective modification and stabilization chemistries as necessary to achieve the desired level of target knockdown and duration of effect. The conceptual framework for the stabilization strategy starts with a more sophisticated RNAi trigger screening and selection process that identifies potent sequences rapidly in locations that others may miss.

Approved Products
REDEMPLO (plozasiran) is approved by the U.S. Food and Drug Administration as an adjunct to diet to reduce triglycerides for adults with Familial Chylomicronemia Syndrome (FCS). REDEMPLO is an siRNA therapeutic designed to suppress the production of apolipoprotein C-III (APOC3), a protein produced in the liver that raises triglyceride levels by slowing their breakdown and clearance. By targeting the APOC3 gene with sustained silencing, REDEMPLO delivers significant reductions in triglyceride levels. REDEMPLO is the first and only FDA-approved siRNA treatment studied in both genetically confirmed and clinically diagnosed patients living with FCS.
For more information about REDEMPLO, visit Our Medicines.

IMPORTANT SAFETY INFORMATION
CONTRAINDICATIONS
None.
ADVERSE REACTIONS
Most common adverse reactions in REDEMPLO treated patients (incidence ≥10% of patients treated with REDEMPLO and >5% more frequently than with placebo) are hyperglycemia, headache, nausea, and injection site reaction.
Please see full Prescribing Information for REDEMPLO.
B.Pipeline
The Company is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of the Company’s RNAi technologies enables the Company to potentially address conditions across many therapeutic areas and pursue disease targets that are not otherwise addressable by small molecules and biologics.

    (1) Greater China rights for plozasiran are out-licensed to Sanofi.

Plozasiran (ARO-APOC3) - Severe Hypertriglyceridemia (sHTG)
Severe Hypertriglyceridemia is a disease characterized by elevated triglyceride levels > 500 mg/dL. Severely elevated triglycerides in patients with severe hypertriglyceridemia (sHTG) or familial chylomicronemia syndrome (FCS), a rare genetic disorder, can result in potentially fatal acute pancreatitis.
Plozasiran (formerly ARO-APOC3) is designed to reduce production of apolipoprotein C-III (APOC3), a component of triglyceride rich lipoproteins (TRLs) including Very Low Density Lipoprotein (VLDL) and chylomicrons, a key regulator of triglyceride metabolism. The Company believes that knocking down the hepatic production of APOC3 may result in reduced VLDL synthesis and assembly, enhanced breakdown of TRLs, and better clearance of VLDL and chylomicron remnants.
We are conducting multiple Phase 3 studies to potentially support regulatory filings, pending successful completion, for approval in sHTG including SHASTA-3, SHASTA-4, SHASTA-5, and MUIR-3.
Zodasiran (ARO-ANG3) - Homozygous Familial Hypercholesterolemia (HoFH)
Dyslipidemia and Hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.
Zodasiran (formerly ARO-ANG3) is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. The Company is currently investigating zodasiran in one Phase 3 clinical trial (YOSEMITE) to evaluate the efficacy and safety of zodasiran in adolescent and adult subjects with HoFH.
ARO-DIMER-PA - Mixed Hyperlipidemia
Mixed Hyperlipidemia is a highly prevalent disorder characterized by elevated low-density lipoprotein cholesterol (LDL-C) and triglyceride (TG) levels and is a major risk factor for ASCVD, which is the leading cause of mortality worldwide and associated with substantial morbidity and healthcare costs.
ARO-DIMER-PA is a dual functional RNAi molecule designed to silence expression of the proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3 (APOC3) genes in hepatocytes. Prior clinical experience with other investigational and approved agents suggests that PCSK9 and APOC3 inhibition may lead to robust reductions in LDL-C, TGs, triglyceride rich lipoprotein remnants, and total atherogenic lipoproteins. This represents an important step forward for the RNAi field as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead’s innovative and proprietary TRiM platform.
The Company has filed for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-DIMER-PA.
ARO-PNPLA3 - Metabolic-dysfunction Associated Steatohepatitis (MASH)
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
ARO-INHBE - Obesity
ARO-INHBE is designed to reduce the hepatic expression of the INHBE gene and its secreted gene product, Activin E. INHBE is a promising genetically validated target in which loss-of-function INHBE variants in humans are associated with lower risk of obesity and metabolic diseases, such as type 2 diabetes. The Company is currently investigating ARO-INHBE in a Phase 1/2a clinical trial.
ARO-ALK7- Obesity
ARO-ALK7 is designed to silence adipocyte expression of the ACVR1C gene to reduce the production of Activin receptor-like kinase 7 (ALK7), which acts as a receptor in a pathway that regulates energy homeostasis in adipose tissue. In large genetic datasets, reduced ACVR1C expression has been associated with healthier adipose distribution and reduced risk of obesity-related metabolic complications. The Company is currently investigating ARO-ALK7 in a Phase 1/2a clinical trial.
ARO-RAGE - Inflammatory Pulmonary Disease
ARO-RAGE is designed to reduce production of the Receptor for Advanced Glycation End products (RAGE) as a potential treatment for various inflammatory pulmonary diseases. The Company is currently investigating ARO-RAGE in a Phase 1/2a clinical trial.
ARO-MAPT - Alzheimer's and Tauopathies
Aggregation of the toxic tau protein is believed to be a key driver in multiple tauopathies, including Alzheimer’s disease. By preventing or potentially reversing tau protein accumulation in subjects with mild cognitive impairment due to Alzheimer’s disease and mild Alzheimer’s disease dementia, ARO-MAPT has the potential to prevent or slow disease progression.
ARO-MAPT is Arrowhead’s first investigational RNAi-based therapy to utilize a new proprietary delivery system which, in preclinical studies, has achieved blood-brain-barrier penetration and deep knockdown of target genes across the central nervous system (CNS), including deep brain regions, after subcutaneous injections. ARO-MAPT is designed to silence CNS expression of the microtubule associated protein tau (MAPT) gene, which encodes the tau protein. The Company has filed for regulatory clearance to initiate a phase 1/2a clinical trial of ARO-MAPT.
ARO-C3 - Complement Mediated Renal Disease
A number of rare renal diseases result from uncontrolled activation of the alternative pathway of complement, leading to progressive glomerular damage, proteinuria, hematuria, and impaired kidney function, and often resulting in end-stage renal disease (ESRD). In addition, dysregulation of the alternative complement pathway has been shown to play a role in the pathogenesis and progression of disease in some of the more common glomerulopathies. Silencing complement component 3 (C3) may be a therapeutic approach for treatment of these conditions.
ARO-C3 is designed to reduce production of C3 as a potential therapy for patients with various complement mediated or complement associated renal diseases. The Company is currently investigating ARO-C3 in a Phase 1/2a clinical trial.
ARO-CFB - Complement Mediated Disease
A number of rare renal diseases result from uncontrolled activation of the alternative pathway of complement, leading to progressive glomerular damage, proteinuria, hematuria, and impaired kidney function, and often resulting in end-stage renal disease (ESRD). In addition, dysregulation of the alternative complement pathway has been shown to play a role in the pathogenesis and progression of disease in some of the more common glomerulopathies. Silencing complement factor B (CFB) may be a therapeutic approach for treatment of these conditions.
ARO-CFB is designed to reduce hepatic expression of CFB, which plays an important regulatory role in amplifying complement alternative pathway activation and has been identified as a promising therapeutic target. ARO-CFB is being developed as a potential treatment for complement mediated kidney diseases such as immunoglobulin A nephropathy (IgAN), which is the most common glomerular disease worldwide and carries a high lifetime risk of progression to end-stage renal disease. Additionally, ARO-CFB may have clinical applications in non-renal diseases involving complement activation. The Company is currently investigating ARO-CFB in a Phase 1/2a clinical trial.

Collaboration and License Agreements
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
GSK-4532990 - Metabolic-Dysfunction Associated Steatohepatitis (MASH)
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
GSK-HBV Agreement - Chronic Hepatitis B Virus Infection
On December 11, 2023, the Company entered into an Amended and Restated License Agreement with GSK (the “GSK-HBV Agreement”) pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. daplusiran/tomligisiran had previously been licensed to Janssen Pharmaceuticals, Inc. (“Janssen”) in October 2018. GSK is currently in the process of initiating a Phase 2 study of daplusiran/tomligisiran followed by bepirovirsen in patients with chronic hepatitis B.
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
Fazirsiran - Alpha-1 Antitrypsin Deficiency (AATD)
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
Takeda is conducting multiple Phase 3 studies for the treatment of AATD liver disease including the REDWOOD study.
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
Olpasiran - Atherosclerotic Cardiovascular Disease (ASCVD)
Olpasiran is designed to reduce production of apolipoprotein A, a key component of lipoprotein(a), which has been genetically linked with increased risk of cardiovascular diseases, independent of cholesterol and LDL levels. Amgen completed a Phase 2 clinical study evaluating the efficacy, safety, and tolerability of olpasiran in subjects with elevated levels of lipoprotein(a). Amgen reported Phase 2 clinical results at the American Heart Association (AHA) Scientific Sessions in November 2022 and simultaneously published in the New England Journal of Medicine. Amgen began evaluating olpasiran in a Phase 3 study (OCEAN) to assess the impact of olpasiran on major cardiovascular events in participants with atherosclerotic cardiovascular disease and elevated lipoprotein(a), in a double-blind, randomized, placebo-controlled, multi center study in December 2022.
Sarepta Therapeutics, Inc. (“Sarepta”)
On November 25, 2024, Sarepta and Company entered into a global licensing and collaboration agreement. The Sarepta Agreement covers multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system (CNS), and the lungs, as well as allows Sarepta to select up to six new targets for Company to conduct discovery and preclinical development activities in areas complementary to Sarepta’s leadership in precision genetic medicine for rare diseases, which can utilize Arrowhead’s proprietary and differentiated TRiM platform. Clinical stage programs under the license and collaboration agreement include SRP-1001 (ARO-DUX4), SRP-1003 (ARO-DM1), SRP-1002 (ARO-MMP7), and SRP-1004 (ARO-ATXN2). Preclinical stage programs under the Sarepta Agreement include ARO-HTT for patients with Huntington’s disease, ARO-ATXN1 for patients with spinocerebellar ataxia 1 (SCA1), and ARO-ATXN3 for patients with spinocerebellar ataxia 3 (SCA3).
SRP-1001 (ARO-DUX4) - Facioscapulohumeral Muscular Dystrophy (FSHD)
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
ARO-DUX4 is designed to target the gene that encodes human double homeobox 4 (DUX4) protein as a potential treatment for patients with facioscapulohumeral muscular dystrophy. The Company is currently investigating ARO-DUX4 in a Phase 1/2a clinical trial.
SRP-1003 (ARO-DM1) - Type 1 Myotonic Dystrophy
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
SRP-1002 (ARO-MMP7) - Idiopathic Pulmonary Fibrosis (IPF)
Idiopathic Pulmonary Fibrosis (IPF) is a chronic interstitial lung disease characterized by progressive fibrosis.
ARO-MMP7 is designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for IPF. The Company is currently investigating ARO-MMP7 in a Phase 1/2a clinical trial.
SRP-1004 (ARO-ATXN2) - Spinocerebellar Ataxia 2 (SCA2)

SCA2 is a progressive cerebellar ataxia with instability of stance, speech and swallow disorder, pain, spasticity, and ocular signs, caused by gain of function of mutant expanded polyQ ATXN2 protein.
ARO-ATXN2 is designed to reduce the expression of the ATXN2 gene as a potential treatment for spinocerebellar ataxia 2 (SCA2). The Company is currently investigating ARO-ATXN2 in a Phase 1 clinical trial.
Novartis Pharma AG (“Novartis”)
On August 29, 2025, Novartis and the Company entered into a global licensing and collaboration agreement. The agreement covers ARO-SNCA, Arrowhead’s preclinical stage siRNA therapy against alpha-synuclein for the treatment of synucleinopathies, such as Parkinson’s Disease, and other additional collaboration targets that will utilize Arrowhead’s proprietary TRiM platform. The transaction closed in October 2025.

C.Intellectual Property and Other Key Agreements
The Company controls approximately 643 issued patents (including 404 directed to RNAi trigger molecules and 159 directed to targeting groups or targeting compounds), including European validations, and approximately 833 currently pending patent applications worldwide from 103 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, South Africa, Saudi Arabia, Singapore, South Korea, Thailand, Taiwan, Uruguay, Venezuela, and Vietnam.
RNAi Triggers: The Company owns issued patents or has filed patent applications directed to RNAi trigger molecules, which serve as the foundation of the Company’s TRiM platform, and are targeted to reduce expression of various gene targets. However, the Company cannot guarantee that issued patents will be enforceable or provide adequate protection for the Company, or that pending patent applications will result in issued patents. These patents and patent applications that relate to partnered and non-partnered products in the Company's clinical pipeline include the following:

Patent Group	Estimated Year(s) of Expiration*
AAT	2035, 2038
ALK7	2044
ANGPTL3	2038
APOC3	2038
APOC3/PCSK9 Dimer	2045
ATXN2	2044
C3	2043
CFB	2044
DM1	2043
DUX4	2041
HBV	2032, 2036, 2037
HSD17B13	2039, 2043
INHBE	2044
LPA	2036
MMP7	2042
PNPLA3	2041
RAGE (AGER)	2042
*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.
Delivery Technologies: The delivery technology-related patents and patent applications, which include components used in the Company’s TRiM platform, have been filed and/or issued in various jurisdictions worldwide including the United States, Argentina, Australia, Brazil, Canada, China, Eurasian Patent Organization, Europe (including validations in France, Germany, Italy, Spain, Switzerland, United Kingdom), GCC (Gulf Cooperation Council),

Israel, India, Japan, Lebanon, Mexico, New Zealand, Philippines, Russia, South Africa, South Korea, Singapore, Taiwan, and Uruguay. However, the Company cannot guarantee that issued patents will be enforceable or provide adequate protection for the Company, or that pending patent applications will result in issued patents. These various groups of patents and applications that relate to partnered and non-partnered products in the Company's clinical pipeline are set forth below:

Patent Group	Estimated Year(s) of Expiration*
Targeting ligands and other RNAi delivery and platform technologies
CNS Intrathecal Delivery Platform	2043
Adipose Delivery Platform	2044
BBB Shuttle Delivery Platform	2045
Muscle delivery platform	2041
PK/PD lipid modifiers	2041
RNAi agent design (5′-phosphate mimic)	2037
Targeting groups (αvβ6 integrin ligands)	2037, 2038, 2041
Targeting groups (N-acetylgalactosamine ligands)	2037
Trialkyne linkers	2039
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
Non-Exclusively Licensed Patent Rights from Roche
On October 21, 2011, the Company acquired the RNAi therapeutics business of Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). The acquisition provided the Company with two primary sources of value:
•Broad freedom to operate with respect to key patents directed to the primary RNAi-trigger formats: canonical, unlocked nucleotide analogs (“UNA”), meroduplex, and dicer substrate structures; and
•A large team of scientists experienced in RNAi and oligonucleotide delivery.
Pursuant to this acquisition, Roche assigned to the Company its entire rights under certain licenses including: the License and Collaboration Agreement between Roche and Alnylam dated July 8, 2007; the Non-Exclusive Patent License Agreement between Roche and MDRNA, Inc. dated February 12, 2009 (“MDRNA License”); and the Non-Exclusive License Agreement between Roche and City of Hope dated September 19, 2011 (collectively the “RNAi Licenses”).
The RNAi Licenses included licenses to patents related to modifications of double-stranded oligonucleotides, including modifications to the base, sugar, or internucleoside linkage, nucleotide mimetics, and end modifications, which do not abolish the RNAi activity of the double-stranded oligonucleotides. Also included are patents relating to modified double-stranded oligonucleotides, such as meroduplexes described in U.S. Patent No. 9,074,205 assigned to Marina Biotech (f/k/a MDRNA, Inc.), as well as U.S. Patent Nos. 8,314,227, 9,051,570, and 9,303,260 related to UNA. The UNA patents were assigned by Marina Biotech to Arcturus Therapeutics, Inc., but remain part of the MDRNA License.
D.Government Regulation
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
Review and Approval of Drugs in the United States
The FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the regulations promulgated under those statutes, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.
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
(5) preparation and submission to the FDA of an NDA;
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
Preclinical Studies and an IND
Preclinical studies can include in vitro and animal studies to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use, which studies are subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some preclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. However, submission of an IND may not result in the FDA allowing clinical trials to commence, and clinical trials that have commenced may be paused, if the FDA has any concerns and places the trial on hold.
A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation in part or in full. Following issuance of a full or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed, which determination will be based on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
Human Clinical Studies in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The plan for, and protocols and informed consent processes and documentation for, any clinical trial is also subject to certain requirements for approval, and periodic review and reapproval, by an IRB representing each institution participating in the clinical trial. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. An IRB also may suspend or terminate a clinical trial under certain circumstances. The FDA will typically inspect one or more clinical sites in late-stage clinical trials to assure compliance with cGCP and the integrity of the clinical data submitted.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with cGCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The cGCP requirements encompass both ethical and data integrity standards for clinical studies.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.682 million for fiscal year 2026, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.442 million for fiscal year 2026. These fees are adjusted annually.
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
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation entitles the applicant to incentives such as grant funding towards clinical study costs, tax advantages, and waivers of FDA user fees. Orphan drug designation must be requested before submitting an NDA, and both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act and FDA’s regulations. The granting of an orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and effectiveness of a drug must be established through adequate and well-controlled studies.
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” Recent court decisions have created uncertainty in the application and interpretation of orphan drug exclusivity, which may limit the drugs that can receive orphan drug exclusivity.
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
The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval, which the FDA may require to be underway prior to approval, are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, promotional materials is required for drugs granted accelerated approval.
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
•fines, warning, untitled, or it has come to our attention letters, or holds on post-approval clinical trials;
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
At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the RLD. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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
Hatch-Waxman Patent Certification and the 30 Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents for the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
505(b)(2) New Drug Applications
As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
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
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension under 35 U.S.C. § 156, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.
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
In June 2025, new post-market surveillance requirements for medical devices entered into force under the Medical Devices (Post-market Surveillance Requirements (Amendment) (Great Britain) Regulations 2024. These requirements represent a significant tightening of post-market surveillance obligations, including the introduction of mandatory post-market surveillance plans and periodic safety update reports, reduced incident reporting deadlines, and new requirements to report and analyze incident trends.
In July 2025, the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) published its responses to the consultation on Medical Device Regulations: Routes to market and in vitro diagnostic devices carried out in 2024. In its responses, the MHRA confirmed that it will be moving forward with a number of the proposed changes, and intends to table ‘Pre-Market Regulations’ in Parliament later this year, with implementation aimed for 2026. Among other things, MHRA will extend the sunset period for four key EU-derived regulations (covering IVDs, electronic instructions, animal tissue devices, and approved bodies) beyond May 26, 2025 while new UK-specific laws are established. MHRA also plans to rely on approvals from Australia, Canada, EU, and US, given their comparable regulatory systems, and will implement three routes to market. Also, manufacturers will be required to assign a Unique Device Identification (UDI) to devices before they are placed on the Great Britain market. Once UDI is operational, the requirement for mandatory UKCA (UK Conformit Assessed) marking on devices or packaging will be removed. Under the Medical Devices (Amendment) (Great Britain) Regulations 2023, CE (Conformité Européene, or European Conformity) marked European medical devices will continue to be accepted for sale in the UK until 2028 or 2030 (depending on the type of device).
Drug and Biologic Development Process
The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) which became applicable on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC,

(Clinical Trials Directive) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
Under the new CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal, the Clinical Trials Information System (“CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) takes the lead in validating and evaluating the application, and consults and coordinates with the other concerned EU member states. If an application is rejected, it may be amended and resubmitted through the CTIS. If an approval is issued, the sponsor may start the clinical trial in all concerned EU member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such EU member state. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the CTIS. The CTR included a three-year transition period. Since January 31, 2023, submission of initial Clinical Trial Applications “CTA") via CTIS has been mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP, and the ethical principles that have their origin in the Declaration of Helsinki.
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
The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU member states and, after respective national implementing decisions which must be rendered within 30 days, in the three additional member states of the EEA. The centralized procedure is compulsory for specific pharmaceutical products, including for medicines developed by means of certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases). For pharmaceutical products containing a new active substance not yet authorized in the European Economic Area before May 20, 2004 and indicated for the treatment of other diseases, pharmaceutical products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.
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
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NCE. Even if a compound is considered to be an NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the pharmaceutical product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its pharmaceutical product.

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. After the European Parliament adopted an approving position on the reform on April 10, 2024, the Council of the European Union took a position and commented on the draft on June 4, 2025, clearing the way for the next legislative step, the trilogue proceedings. The first trilogue meeting took place on June 17, 2025, and negotiations are still ongoing. Finalization of these negotiations and / or entry into force are yet unclear; however, conclusion of the legislative process is not expected within the current Council Presidency, which ends on December 31, 2025.
The current drafts envisage:
•a shortening of the periods of data exclusivity from eight to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics),
•earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions),
•four-year data exclusivity for additional indications of existing products, and
•rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).
There is currently no final version of the draft package. All details, in particular dates and timeframes within the package, are still subject to negotiations between the parties involved and vary between drafts.
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA’s Committee for Orphan Medicinal Products (“COMP”) evaluates applications for orphan drug designation within 90 days and will issue a recommendation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. Orphan drug designations are granted by the EC. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.
COMP reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
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

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation.
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
On January 31, 2018, the European Commission adopted Regulation (EU) 2021/2282 on health technology assessment (“HTAR”). HTAR entered into force on January 11, 2022 and applies from January 12, 2025 onwards, followed by a further three-year transitional period during which EU member states must fully adapt to the new system. HTAR intends to boost EU level cooperation among EU member states in assessing health technologies, including new pharmaceutical products, and to provide the basis for cooperation at the EU level for joint clinical assessments in these areas. Under HTAR, EU member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: the joint clinical assessment of the innovative health technologies with the most potential impact for patients; joint scientific consultations whereby developers can seek advice from HTA authorities; identification of emerging health technologies to identify promising technologies early; and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While EU member states can choose to delay participation in the joint network until three years after the rules enter into force, it will become mandatory after six years. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions.
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
In certain EU member states, pharmaceutical products designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.
On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon declaration of a crisis or emergency. The European Parliament is yet to vote on the proposal.
Data Privacy and Security Laws
There are numerous U.S. federal, state, and local laws and regulations, as well as foreign legislation, in particular in the EU and UK, which regulate personal information, including how that information may be used, processed, and disclosed. These regulations also cover sensitive personal information, including medical and health information, and impose requirements on entities that handle such information to implement certain privacy and security measures. We and/or our partners may be subject to these laws.
In the United States, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and the regulations promulgated thereunder, impose data privacy, security and data breach reporting obligations with respect to protected health information (“PHI”) on covered entities—which include health plans, healthcare clearinghouses and certain healthcare providers—and business associates—which include persons or entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of, or in connection with providing a service for, a covered entity.
There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that govern the privacy and security of personal information in certain circumstances. The CCPA/CPRA applies to personal data of consumers (which is defined to include business representatives and employees) who are California residents, imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is considered “sensitive personal information,” which is offered greater protection. However, the CCPA/CPRA, like other U.S. state privacy laws, does not apply to PHI, and most other U.S. state laws exempt covered entities and business associates altogether. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing to comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as, in some cases, exposure to private litigation, all of which can result in financial and reputational risks.
The processing of personal data, including health-related personal data, in the EEA is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and by data protection related national laws, which supplement, interpret, and in some cases go beyond the GRDP. In the UK, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). Compliance with the GDPR and UK GDPR requirements has a number of significant practical consequences, including for international data transfers and enforcement of the GDPR by competent data protection authorities. The GDPR and UK GDPR imposed specific responsibility and liability in relation to personal data that we process, particularly when we act as a controller.
The GDPR and UK GDPR imposes a number of strict obligations and restrictions on the ability to process (processing means any operation or set of operations which is performed on personal data or on sets of personal data, whether or not by automated means, such as collection, storage, use and transfer of) personal data of individuals in the EEA, including health data from clinical trials and adverse event reporting. The GDPR and UK GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data (including health data), data breach notification obligations to the national data protection authorities and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to processing of health, genetic and biometric data through their national legislation.
Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company – whichever is greater. In addition, violations of national laws can trigger additional administrative penalties and investigations, corrective orders, temporary or definitive bans and, in some jurisdictions, a number of criminal offenses (punishable by capped or uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA. Guidance developed at both EEA level and at the national level in individual EEA countries concerning implementation and compliance practices are often updated or otherwise revised.
There is, moreover, a growing trend towards required public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers to countries outside the EEA that are not considered to provide an adequate level of data protection. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). In this respect, on June 4, 2021, the EU Commission issued a new set of SCCs which replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. In addition, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to ensure compliance with the EU level of protection of personal data. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of data from the EEA to the US, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to US companies participating in the Data Privacy Framework. With regard to the transfer of data from the EEA to the UK, based on the

European Commission’s adequacy decision of June 28, 2021, personal data may now flow from the EU to the UK until June 27, 2025. In May 2025, the Commission adopted a decision to extend the validity of such adequacy decision for six more months, from June until December 2025. In July 2025, the Commission issued draft decisions on the extension of the validity of the UK adequacy decisions until December 2031 – if not adopted, as of December 2025, transfer of personal data from the EEA to the UK will be restricted and further measures will have to be implemented to comply with the GDPR. With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the EU SCCs for the purposes of international transfers under the UK GDPR regime. With regard to the transfer of data from the UK to the US, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the US as offering an adequate level of data protection where the transfer is to a US company listed on the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.
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
Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their regulatory professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payers, including government health programs such as, in the United States, Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payer’s decision to provide coverage for a drug product does not necessarily imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in 2022, the U.S. government passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. In 2025, an executive order issued by the White House directed the Department of Health and Human Services (HHS) to implement a “Most Favored Nation” drug pricing policy; the federal Centers for Medicare and Medicaid Services has announced a pilot program in this regard for the Medicaid program. Adoption of these and other controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement.
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
Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payers play important roles in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payers and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
•similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply (e.g., in the EU, where the implementation of EU-wide regulations as well as independent national legislation may vary for each EU member state) to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payers, including private insurers; and
•certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by the U.S. Department of Health and Human Services Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.
Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
E.Facilities and Resources
The Company’s principal executive offices are located in Pasadena, California. During the first quarter of fiscal 2025, the Company further expanded its footprint with a new manufacturing and laboratory facility to manufacture drug substance (API) under current Good Manufacturing Practices (GMP) in Verona, Wisconsin.
Research and Development Facilities
The Company operates research laboratory facilities in San Diego, California and Madison, Wisconsin, where its pre-clinical research and development activities, including the discovery and early development of RNAi therapeutics, take place. A summary is provided below:
•State-of-the-art laboratories with supporting office space that comprise more than 251,000 total square feet;
•Cell culture laboratories;
•Animal efficacy models for numerous diseases, including cardio metabolic, viral, liver, skeletal muscle, ocular, central nervous system (CNS), metabolic, renal, obesity and lung diseases;
•Animal safety screening and assessment;
•Clinical pathology laboratories and in-house histopathology and pathology evaluation capabilities;
•Integrated in-house expertise in clinical biomarker assay development and analytical evaluation;
•Advanced Artificial Intelligence-leveraged data science capabilities dedicated to analyzing human genetics databases for target discovery and validation;
•Drug metabolism and pharmacokinetics (DMPK), bioanalytical, biodistribution, and clearance assessment and methodology capabilities;
•Primate colony housed at the Wisconsin National Primate Research Center, an affiliate of the University of Wisconsin, and at other contract research organizations (CROs).
•Pharmacodynamic method development and analysis and translational biomarker development capabilities;
•Conventional and confocal microscopy, flow cytometry, Luminex platform, qRT-PCR and clinical chemistry analytics; and
•Oligonucleotide, peptide, antibody, and small molecule discovery, synthesis, production, and analytics capabilities (for example, HPLC, NMR, and LCMS).

GMP Manufacturing and Related Development Laboratory Facility
During the first quarter of fiscal 2025, the Company further expanded into a new, state-of-the-art GMP manufacturing facility in Verona, Wisconsin that includes related laboratories and office space to support chemistry, manufacturing, and controls (CMC) and quality activities. A summary is provided below:

•State-of-the-art, custom-designed GMP oligonucleotide manufacturing facility with related support laboratories for process development and analytical development, comprising approximately 300,000 total square feet;
•Full certificate of occupancy for laboratory, office & manufacturing spaces obtained August 2024;
•Full analytical chemistry capabilities including method development and validation, transfer of methods, and support of in-process and final product analysis;
•Drug product formulation development capabilities;
•In-house capabilities to release GMP drug substance and finished drug product;
•Multiple equipment scales for oligonucleotide manufacturing with maximum capacity to manufacture hundreds of kilograms of GMP drug substance annually; and
•Drug substance manufacturing capabilities to produce and release GMP material (API) and capabilities to release finished drug product pending ongoing commissioning, qualification, and validation (CQV) activities, allowing for the manufacture of GMP drug substance at the facility.
F.Human Capital Management
As of September 30, 2025, the Company employed 711 full-time employees based at four facilities in the United States, including Pasadena and San Diego, California, and Madison and Verona, Wisconsin.
In fiscal year 2025, the Company continued to expand its workforce, focusing on increasing in-house manufacturing capacity, as well as enhancing expertise and throughput in clinical and preclinical research and development and commercialization preparation. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, the Company outsources substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.
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
Inclusion
The Company is dedicated to fostering a welcoming, healthy and equitable environment where all employees can thrive and contribute to its mission of delivering safe and effective medicine to patients in need. Ongoing efforts include programs and processes that promote awareness of inclusion and belonging, such as anti-bias training and employee engagement initiatives.
G.Investor Information
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

ITEM 1A.RISK FACTORS
The Company’s business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed in this section. It should be noted that the Company’s business may be adversely affected by general economic conditions and other factors beyond the Company’s control. In addition, other risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company’s business. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. Any such risks or uncertainties, or any of the following risks or uncertainties, that develop into actual events could result in a material and adverse effect on the Company’s business, financial condition, results of operations, or liquidity.
The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by the Company with the SEC, as well as news releases and other information publicly disseminated by the Company from time to time.
Risk Factors Summary

Risks Related to Our Discovery, Development, and Commercialization of Medicines
•Our prospects substantially depend on the success of our clinical-stage product candidates. If we and our licensees are unable to obtain approval for and commercialize these product candidates, or successfully commercialize REDEMPLO, our business could be materially harmed.
•There are substantial risks inherent in attempting to commercialize our new drugs, and, as a result, we may not be able to successfully develop additional products for commercial use.
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
•Our clinical trials may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could impede regulatory approval or market acceptance of any of our product candidates.
•Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.
•We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability from REDEMPLO, or any other approved product candidate, and may have to limit its commercialization.
•The successful commercialization of REDEMPLO, or any other product candidates, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.
•Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation, and ownership or protection of our intellectual property and may adversely affect the commercial success of our product candidates.
Risks Related to Regulatory Review and Approval of Our Candidates
•A Fast Track or Breakthrough Therapy product designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
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
•If the FDA or comparable foreign regulatory authorities approve generic versions of REDEMPLO, or any other potential products that receive marketing approval, or such authorities do not grant REDEMPLO appropriate periods of data or market exclusivity before approving a generic version, the sales of REDEMPLO could be adversely affected.
•Failure to comply with regulatory requirements or unanticipated problems with our products may result in various adverse actions such as the suspension or withdrawal of one or more of our products, closure of a facility or enforcement of substantial penalties or fines.

•Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
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
•We may be and have been subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Risks Related to Our Business Model
•Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the products we develop. Our product candidates are in various stages of development and we have only one product based on RNAi and our delivery technologies approved in November 2025. Accordingly, there is a limited amount of information about us upon which you can evaluate our business and prospects.
•We may need to establish additional relationships with strategic and development partners to fully develop our product candidates and market any approved products.
•Our ability to generate milestone and royalty payments under our current and potential future licensing and collaboration agreements is substantially controlled by our partners, and as such, we will likely need other sources of financing to continue to develop our internal product candidates.
•We may lose a considerable amount of control over our intellectual property and may not receive anticipated revenues in strategic transactions, particularly where the consideration is contingent on the achievement of development or sales milestones.
•We will need to achieve commercial acceptance of REDEMPLO and our other product candidates to generate revenues and achieve profitability.
•If the market opportunities for REDEMPLO, or any other approved product candidates, are smaller than we expect, it could materially and adversely affect our financial condition and results of operations.
•We have limited manufacturing capability and capacity and must rely on third-party manufacturers to manufacture certain of our clinical supplies and our commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.
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
•Our operations, including our relationships with healthcare providers, physicians, and third-party payers are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, contractual damages, and reputational harm and diminished profits and future earnings.
•The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.
Risks Related to Our Financial Condition
•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.
•We will require substantial additional funds to complete our research and development activities.
•The terms of our Sixth Street Financing Agreement and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in our Sixth Street Financing Agreement, the repayment of our existing indebtedness could be accelerated.
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
•Evolving regulatory standards make it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.
Risks Related to Our Discovery, Development, and Commercialization of Medicines
Our prospects substantially depend on the success of our clinical-stage product candidates. If we and our licensees are unable to obtain approval for and commercialize these product candidates, or successfully commercialize REDEMPLO, our business could be materially harmed.
Our future success is substantially dependent on the ability of the Company and our licensees to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize our clinical-stage product candidates. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of developing and commercializing our product candidates will depend on several factors, including the following:
•obtaining positive data that supports demonstration of efficacy, safety and tolerability profiles and durability of effect for our product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•successful inspections by FDA or any comparable foreign regulatory authority of our manufacturing facilities and clinical trial sites, including as part of the review process for marketing approval;
•successful and timely enrollment of appropriate patients for the indications included in our current and future clinical trials;
•potential variability of patient outcomes;
•the extent of any required post-marketing approval commitments, potentially including post-marketing clinical trials or other studies, to applicable regulatory authorities;
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
•commercial acceptance by patients, the medical community and third-party payers; and
•our ability to compete with other therapies.
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

There are substantial risks inherent in attempting to commercialize our new drugs, and, as a result, we may not be able to successfully develop additional products for commercial use.
Scientific research and development requires significant amounts of capital and even approved drug candidates take a long time to reach commercial viability if it can be achieved at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because we use platform technology to develop drug candidates, toxicology signals that may emerge in the course of testing of one particular candidate may apply broadly across our drug candidate platform. Further, certain underlying premises in our development programs are not proven and many of the drug targets that we are pursuing have not yet been validated clinically. For instance, ARO-RAGE has demonstrated the ability to reduce the expression of RAGE in the lung, however it has not been established that this will have an anti-inflammatory effect sufficient for a meaningful clinical benefit in patients with inflammatory lung disease. Further, it is also unknown at this time what may be required to gain adequate reimbursement by either commercial or government payers. With respect to fazirsiran, it is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or adequate reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver. Similar uncertainties and risks exist that are specific to each of our development programs. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.
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

We cannot be certain that current clinical trials or any future clinical trials, whether conducted by us or our licensees, will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operation. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications. For instance, although REDEMPLO’s Phase 3 PALISADE trial for patients with FCS was successful in achieving its primary endpoint and all multiplicity-controlled key secondary endpoints, and we have filed for regulatory approval with global regulatory authorities, there can be no guarantee that global regulatory authorities that have not already approved REDEMPLO for the treatment of FCS will do so, and REDEMPLO may not succeed in achieving its clinical trial endpoints or be approved for the treatment of larger indications such as sHTG because the endpoints and clinical data required for approval in a rare disease indication are different from what is required for a broader patient population. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
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
Although to date our current product candidates have generally evidenced an acceptable safety profile in clinical trials, patients treated with REDEMPLO or any of our product candidates, if approved, may experience previously unreported adverse reactions or minor incidences of adverse reactions may manifest with greater frequency in subsequent larger trials, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If toxicities, adverse events or any other safety problems occur or are identified after our products reach the market, we may make the decision or be required by regulatory authorities to conduct additional clinical safety trials, amend the labeling of our products or add additional warnings to the labeling, recall our products, or even withdraw approval for our products.
Topline data may not accurately reflect the complete results of a particular study or trial.
We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data which are based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and the Company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.
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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability from REDEMPLO, or any other approved product candidate, and may have to limit its commercialization.
The use of our product candidates in clinical trials and the sale of REDEMPLO, or any other products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by clinical trial participants, consumers, healthcare providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial liabilities. Regardless of merit or eventual outcomes of such claims, product liability claims may result in:
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
The successful commercialization of REDEMPLO, or any other approved product candidates, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.
Sales of REDEMPLO, or any other approved drug candidate, will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly-approved drugs, including REDEMPLO. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue. With respect to our partnered product candidates, we will be reliant on that partner to obtain reimbursement from government and private payers for the drug, if approved, and any failure of that partner to establish adequate reimbursement could have a negative impact on our revenues and profitability.
In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the IRA includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with the Centers for Medicare & Medicaid Services ("CMS"). In addition, an executive order issued by the White House on May 12, 2025, directs the Department of Health and Human Services (the “HHS”) to implement a “Most Favored Nation” drug pricing policy. See also “The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.” And the recently-enacted One Big Beautiful Bill Act (the “OBBBA”) imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. We cannot be sure whether additional legislation or rulemaking related to these developments will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to these that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

We may not enjoy the market exclusivity benefits of our orphan drug designations.
Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication. Under the Orphan Drug Act, the first approved product with an orphan designation receives market exclusivity, which prohibits the FDA from approving the “same” drug for the same indication. The FDA has stated that drugs can be the “same” even when they are not identical but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs. It is possible that another RNAi drug could be approved for the treatment of a disease that one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. Recent court decisions have created uncertainty in the application and interpretation of orphan drug exclusivity. Further, orphan drug exclusivity can be lost if the FDA later determines that the request for designation was materially defective or if the applicant is unable to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our product candidates.
We have in the past and may again in the future enter into collaboration or license arrangements, including commercialization or collaborative arrangements, some of which may be based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.
Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes have arisen in the past from time to time and, if they arise again could delay collaborative research, development or commercialization of potential product candidates, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.

We are not always able to enter into commercialization or collaborative arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our product candidates include:
•any parallel development by a commercialization or collaborative partner of competitive technologies or products;
•arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms; or
•failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.
Our commercialization or collaborative arrangements do not necessarily restrict our commercialization or collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization or collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being commercialized or developed in collaboration with us.
In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization or collaborative partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with the development, commercialization or purchase of our product candidates.
Risks Related to Regulatory Review and Approval of Our Product Candidates
Breakthrough Therapy designation for Fazirsiran (formerly ARO-AAT) and other of our current or future product candidates and other of our current or future product candidates may not lead to a faster development or review process.
We have been granted a Breakthrough Therapy designation for fazirsiran in the United States for the treatment of liver disease associated with AATD, and we may seek Breakthrough Therapy designation for other current or future product candidates. Breakthrough Therapy designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions and additional drug development guidance with the FDA and its senior managers. Breakthrough Therapy designation applies to the combination of the product candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.
Despite receiving Breakthrough Therapy designation, fazirsiran or other product candidates may not actually benefit from faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. For example, although we received Breakthrough Therapy designation for REDEMPLO in the United States for the treatment of FCS, REDEMPLO was ultimately reviewed on a standard timeline. Furthermore, such a designation does not increase the likelihood that fazirsiran or other product candidates will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy designation if it determines that fazirsiran or other product candidates no longer meets the relevant criteria.
A Fast Track product designation may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
We have received a Fast Track product designation for fazirsiran in the United States for the treatment of liver disease associated with AATD, and we may seek Fast Track designation for other of our current or future product candidates. The Fast Track designation is a program offered by the FDA designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address unmet medical needs. The FDA’s Fast Track designation allows for close and frequent interaction with the FDA. A designated Fast Track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable.
A Fast Track designation does not, however, guarantee FDA approval or expedited approval of any application for the product candidate. The receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. For example, although we received Fast Track designation for REDEMPLO in the United States for the treatment of FCS, REDEMPLO was ultimately reviewed on a standard timeline. In addition, the FDA may later decide that the products no longer meet the designation conditions.

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to faster development or regulatory review or approval process.
If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the filing date, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.
We intend to deliver some of our product candidates via drug delivery devices that will have their own regulatory, development, supply and other risks.
We intend to deliver some of our product candidates via drug delivery devices, such as an autoinjector or nebulizer. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including container compatibility and/or dose volume requirements. If our product candidates are intended to be used with drug delivery devices, we expect to utilize drug delivery devices authorized for marketing under clearances of approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained for our products, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances, if required, for their drug delivery devices once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
We and our licensees conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We and our licensees currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Most of our clinical trials involve study subjects outside of the United States, including most of our Phase 1 clinical trials (which often enroll study subjects in Australia and New Zealand), and our Phase 3 clinical trials of plozasiran and zodasiran, for which we have enrolled and plan to enroll cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Even if we obtain FDA approval for products in the United States, we may never obtain approval to commercialize any product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness, and the chemistry, manufacturing and controls for the product. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes and requirements vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval before a product can be marketed in that jurisdiction, even after establishing safety and efficacy in a clinical setting.
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
If the FDA or comparable foreign regulatory authorities approve generic versions of REDEMPLO, or any other potential products that receive marketing approval, or such authorities do not grant REDEMPLO appropriate periods of data or market exclusivity before approving a generic version, the sales of REDEMPLO could be adversely affected.
Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of ANDAs in the United States. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.
The FDA may not approve an ANDA or a 505(b)(2) NDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for such drugs.
Competition that REDEMPLO, or any other potential product candidates, may face from generic drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in REDEMPLO or other product candidates may be substantially limited if REDEMPLO, or any other potential products, product candidates, are not afforded the appropriate periods of non-patent exclusivity.
Failure to comply with regulatory requirements or unanticipated problems with our products may result in various adverse actions such as the suspension or withdrawal of one or more of our products, closure of a facility or enforcement of substantial penalties or fines.
Regulatory agencies subject any marketed product(s), such as REDEMPLO, and the facilities where they are manufactured to continual review and periodic inspection. If previously unknown problems with a product, manufacturing and laboratory facilities or regulatory requirements are discovered, such as AEs of unanticipated severity or frequency, problems with a manufacturing process or laboratory facility, or failure to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions or penalties on that product or on us. Such restrictions or penalties may include, among other things:
•restrictions on the marketing or manufacturing of the product, the withdrawal of the product from the market or product recalls;
•warning, untitled, or it has come to our attention letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•closure of the facility, enforcement of substantial fines, injunctions, or the imposition of civil or criminal penalties.

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
Any marketing activities associated with REDEMPLO, or any other product candidates approved for commercialization, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. In addition, government authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of REDEMPLO, or any other approved product candidates, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us. See also “Our operations, including our relationships with healthcare providers, physicians and third-party payers, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, and contractual damages, and reputational harm and diminished profits and future earnings.”
Risks Related to Our Intellectual Property
Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.
We have licensed rights to patents and have filed and expect to continue to file patent applications. Researchers sponsored by us may also file patent applications that we may need to license. Such patent applications may not be available for licensing or may not be economically feasible to license. Certain of our patents may not be granted or may not contain claims of the necessary breadth because, for example, prior patents or publications exist. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Patent prosecution and maintenance is expensive, and we may be forced to curtail prosecution or maintenance if our cash resources are limited. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. Even if ultimately successful in obtaining patent protection, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated or held unenforceable, and thus frustrate commercialization of products. Even if patents are issued and are enforceable, others may develop similar, superior or parallel technologies to any technology developed by us and not infringe on our patents. Additionally, our technology may be accused of infringing and may ultimately prove to infringe upon patents or rights owned by others. The Company may be subject to intellectual property litigation that could negatively impact our ability to commercialize REDEMPLO and our product candidates, if approved. For example, on September 10, 2025, the Company filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Ionis Pharmaceuticals, Inc. (“Ionis”) to declare that the United States Patent No. 9,593,333 (“the ’333 patent”) is invalid and not infringed by the Company’s planned commercialization of investigational plozasiran, and on September 11, 2025, Ionis filed a Complaint for Patent Infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of the ’333 patent. In addition, the laws of some foreign countries in which we do business, including through our joint ventures, do not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. Moreover, if we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing conflicts between Ukraine and Russia and Israel and Palestine), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to adequately protect our owned intellectual property or derive sufficient value from our licensed or owned intellectual property, the value of your investment may decline.
In addition, patent grant standards by the USPTO and its foreign counterparts are not always uniform or predictable, and subject to change. For example, the America Invents Act enacted a number of changes to U.S. patent laws, which may prevent us from adequately protecting our inventions and discoveries, including our ability to seek injunctive relief, pursue infringement claims, and obtain substantial damage awards. An example of a major provision of the America Invents Act is the change in the U.S. patent policy from a first-to-invent to a first-to-file practice. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issues. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. Uncertainty, arising from changing laws, can impact our ability to protect our patents and other proprietary rights.
We are party to technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business could be seriously and adversely affected.
We are party to license agreements to incorporate third-party proprietary technologies into our drug products under development or our manufacturing processes. These license agreements require us to pay royalties and satisfy other conditions. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and harm our business and financial condition.
We may be and have been subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Because the intellectual property landscape in the fields in which we participate is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. However, if granted marketing approval, we are currently aware of certain patent rights held by third parties that, if found to be valid and enforceable, could be alleged to render one or more of our drug products or candidates infringing. For example, as the Company previously reported in Form 8-K filed on September 12, 2025, Ionis Pharmaceuticals, Inc. (“Ionis”) filed a complaint for patent infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of United States Patent No. 9,593,333 (“the ’333 patent”) (the "Ionis Claim"), which may impact our planned commercialization of REDEMPLO. See also “Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.” If the Ionis Claim or any potential future claim by another party is successful, we may be required to pay substantial damages, be forced to abandon any affected drug product and/or product candidates and/or seek a license from the patent holder. In addition, the Ionis Claim and any future patent infringement claims brought against us, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. We cannot be certain that patents owned or licensed by us will not be challenged, potentially successfully, by others.
In addition, if our products and/or product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our customers, licensees and other parties with whom we have business relationships, and we may be required to indemnify those parties for any damages they suffer as a result of these claims. The claims may require us to initiate or defend protracted and costly litigation on behalf of customers, licensees, and other parties regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

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
In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. As our organization grows, so does the risk of unauthorized disclosure of confidential information. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may not be able to effectively secure first-tier technologies when competing against other companies or investors.
Our future success may require that we acquire patent rights and know-how to new or complimentary technologies. However, we also compete with a substantial number of other companies that are working to develop novel drugs using technology that compete directly with us. We are aware of several other companies that are working to develop RNAi therapeutic products and any one of these companies may develop its RNAi technology more rapidly and more effectively than us may also compete for technologies we desire. In addition, many venture capital firms and other institutional investors, as well as other pharmaceutical and biotech companies, invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater financial, scientific and commercial resources than us. Therefore, we may not be able to secure the technologies we desire or to otherwise effectively compete. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.
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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Some countries do not enforce patents related to medical treatments, or limit enforceability in the case of a public emergency. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Risks Related to Our Business Model
Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the products we develop. Our product candidates are in various stages of development and we currently have only one product based on RNAi and our delivery technologies which was approved in November 2025. Accordingly, there is a limited amount of information about us upon which you can evaluate our business and prospects.
We have not begun to generate revenues from the commercialization of REDEMPLO or any product candidates. As such, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•execute product development activities using technologies that have not yet generated revenues;
•build, maintain, and protect a strong intellectual property portfolio;
•demonstrate safety and efficacy of our product candidates in multiple human clinical studies;
•receive FDA approval and approval from similar foreign regulatory bodies;
•gain market acceptance for the development and commercialization of any drugs we develop;
•ensure our products are reimbursed by commercial and/or government payers at a rate that permits commercial viability;
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
We may need to establish additional relationships with strategic and development partners to fully develop our product candidates and market any approved products.
Over the past several years we have entered into license and collaboration agreements with Takeda, Janssen, Amgen, Horizon, GSK, Sarepta, Visirna and Novartis Pharma AG (“Novartis”). Our business strategy includes securing additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other product candidates. We do not possess all of the financial and development resources necessary to develop and commercialize all of the products that may result from our technologies. Unless we expand our own product development capacity and enhance our own internal marketing capability, we may need to make arrangements with other strategic partners to develop and commercialize any product candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control, particularly as partnered programs progress and our licensees may elect to assume greater control over these programs. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:
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
Our ability to generate milestone and royalty payments under our current and potential future licensing and collaboration agreements is substantially controlled by our partners, and as such, we will likely need other sources of financing to continue to develop our internal product candidates.
Under our licensing and collaboration agreements with Amgen, Takeda, GSK, Sarepta, Visirna, Sanofi, and Novartis, our partners substantially control clinical development and commercialization for all of the candidates covered under those agreements in their relevant territories. To the extent that (i) our partners’ interests in advancing these candidates or targets changes, (ii) unforeseen scientific issues with the candidates arise, or (iii) the pace at which our partners move the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished. This would further cause us to rely upon other sources of financing to continue to develop our other internal product candidates.
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
We will need to achieve commercial acceptance of REDEMPLO and our product candidates to generate revenues and achieve profitability.
Even if our research and development efforts yield technologically feasible applications, we may not successfully develop commercial products. Drug development takes years of study in human clinical trials prior to regulatory approval, and, even if we are successful in getting regulatory approval of our product candidates, it may not be on a timely basis. During our drug development period, superior competitive technologies may be introduced which could diminish or extinguish the potential commercial uses for our product candidates. Additionally, the degree to which the medical community and consumers will adopt any product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products, their potential advantage over alternative treatments, and the costs to patients and third-party payers, including commercial insurance companies and government health care programs. Recent efforts in the United States and abroad to reduce overall healthcare spending has put significant pressure on the price of prescription drugs and certain companies have been publicly criticized for the relatively high cost of their therapies. These pressures may force us to sell any approved drugs at a lower price than we or analysts may anticipate or may result in lower levels of reimbursement and coverage from third parties.
Moreover, we have not yet generated any revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with potential strategic collaboration partners, to complete the development of and obtain the regulatory and marketing approvals necessary to commercialize our product candidates and introduce products that will be accepted by the medical community. The commercial success of REDEMPLO or any of our product candidates, if approved, will depend on many factors, including, but not limited to:
•the availability of coverage and adequate and timely reimbursement from managed care plans, private insurers, government payers (such as Medicare and Medicaid and similar foreign authorities) and other third-party payers for our products;
•patients’ ability and willingness to pay out-of-pocket for our products in the absence of coverage and/or adequate reimbursement from third-party payers;

•patient demand for our products;
•the overall health benefits and costs savings that patients derive from REDEMPLO;
•our ability to establish and enforce intellectual property rights in and to our products; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.
We cannot predict whether significant commercial market acceptance for REDEMPLO or any of our products, if approved, will ever develop, and we cannot reliably estimate the projected size of any such potential market. Our revenue growth and achievement of consistent profitability will depend substantially on our ability to introduce products that will be accepted by the medical community. If we are unable to cost-effectively achieve acceptance of our technology among the medical establishment and patients, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.
If the market opportunities for REDEMPLO or any other approved product candidates, are smaller than we expect, it could materially adversely affect our financial condition and results of operation.
If the market opportunity for REDEMPLO or any other approved products, is smaller than we expect, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business even if we obtain significant market share for them. The potentially addressable patient population for our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business.
We rely on outside sources for various components and processes for our products.
We rely on third parties for various components and processes for REDEMPLO and our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist or does not exist on acceptable terms. For instance, drug substance and drug product for REDEMPLO are each currently sourced from a single, third-party manufacturer, and many of our pulmonary product candidates are administered using a proprietary delivery device which is currently sourced from a single manufacturer. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors, particularly as a result of recent labor market and global supply chain constraints.
We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.
Although we have developed our own internal manufacturing capabilities which allow us to manufacture oligonucleotide drug substance for our clinical product candidates, we do not currently have internal manufacturing capabilities beyond such clinical-stage oligonucleotide drug substance. We rely, and expect to continue to rely, on third-party manufacturers for the production of REDEMPLO and our drug product candidates for clinical trials and commercialization. We may choose to utilize third-party manufacturers to produce some or all of our development candidates, even if we have internal manufacturing capabilities to do so. Further, we have not developed the ability to manufacture drug product ourselves, nor have we developed the capabilities to manufacture biologics. If we were to experience an unexpected loss or interruption of supply for REDEMPLO or any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in our commercial sales or delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our product candidates are composed of multiple components and require specific formulations for which scale-up and manufacturing could be difficult. For certain products, we have limited experience in such scale-up and manufacturing which may require us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We have increased our GMP drug substance manufacturing capacity following the substantially completed build out and integration of our manufacturing facility in Verona, Wisconsin. There are a limited number of manufacturers that supply synthetic oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.

Additionally, as more of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing and analytical capacity. For example, we have entered into third-party agreements for the manufacturing of REDEMPLO for drug substance and drug product, in conjunction with its commercial launch in 2025. Further, some manufacturing partners may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different or additional manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. While we are exploring alternative suppliers for certain critical materials, some of which are sole sourced, and there can be no assurance that our efforts will be successful. Accordingly, there is a risk that supplies of our products and product candidates may be significantly delayed by, or may become unavailable as a result of manufacturing, equipment, process, regulatory or business-related issues affecting that company.
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
We rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. We rely on these parties to carry out our clinical trials in compliance with GCP and other relevant requirements. Although we depend heavily on these parties, we do not control them and therefore we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third parties to adhere to our protocols, GCP, or other regulatory requirements or if such third parties otherwise fail to meet deadlines or quality requirements, our development plans may be delayed or terminated. Further, if clinical study results are compromised, then we may need to repeat the affected studies, which could result in significant additional costs and delays to us.
We face competition from various entities including large pharmaceutical companies, small biotech companies, private companies, and research institutions.
Many of our competitors have greater financial resources and may have more experience in research and development, manufacturing, managing clinical trials, commercialization and/or regulatory compliance than we do. Our competitors may compete with us for lead clinical trial investigators, clinical trial site locations and patient enrollment. These competitors may also compete with us in recruiting scientific and management personnel. Because our products are in various stages of preclinical and clinical development, along with many of the competing products, and given unpredictability inherent in drug development, it is difficult to predict which third party may be our most direct competitor, and on what factors that competition may be focused. Moreover, we also face increased competition from other companies that are using artificial intelligence, some of whom may be able to more quickly and effectively identify and develop novel product candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations or financial condition.

We may have difficulty expanding our operations successfully as we evolve our pipeline and move toward commercializing drugs.
Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage future growth. We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure and information technology systems. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, sales, and customer support capabilities or contract with other organizations to provide these capabilities for us. We are currently establishing a sales, customer support, and marketing infrastructure for REDEMPLO and certain of our product candidates, and although we have hired individuals with significant experience in the sales, customer support, marketing, and distribution of pharmaceutical products, the Company does not have prior experience in commercialization of a product. To achieve commercial success for REDEMPLO or any approved product for which we retain sales and marketing rights, we must continue to develop a sales and marketing organization or outsource these functions to third parties. If we or our collaborators are unable to establish sales, marketing, customer support, and distribution capabilities or successfully enter into or maintain agreements with third parties to market and sell our products, we may not be successful in commercializing our products. Further, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, information technology and management controls, reporting systems and procedures. We may not be able to effectively manage the expansion of our operations or implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Our business and operations could suffer in the event of a cybersecurity incident or other information technology system failures.
Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, ransomware and other cyber-attacks, human error, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations and loss of intellectual property. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. Further, cybersecurity breaches or other cybersecurity incidents may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or cybersecurity incident were to result in a loss of or damage to our data, or inappropriate disclosure of confidential, proprietary or private information, we could incur liability or regulatory penalties, including under laws and regulations governing the protection of protected health information and other personal data, we could be subject to litigation (including class-action claims), we could lose valuable trade secret rights, the development of our product candidates could be delayed, and we could suffer reputational damage and damage to key business relationships. The risk of a cybersecurity incident or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, and certain of the third parties for which we depend on to operate our business, have experienced cyber-security attacks in the past, which to date have not had a material impact on our operations or development programs; however; there is no assurance that such impacts will not be material in the future.
Because we use biological materials, hazardous materials, chemicals and radioactive compounds, if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We store most of these materials and various wastes resulting from their use at our facilities in Madison, Wisconsin, Verona, Wisconsin, and San Diego, California pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause interruption to our research and development and manufacturing efforts, injury to our employees and others, environmental damage, and liabilities under federal, state and local law. In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected.

Securities litigation claims may result in financial losses or harm our reputation and may divert management resources.
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
Our operations, including any arrangements that we enter into with healthcare providers, physicians, and third-party payers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such laws and regulations, including applicable U.S. federal and state healthcare laws and regulations, as well as foreign laws, such as the federal Anti-Kickback Statute, the False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or the Foreign Corrupt Practices Act, may constrain our operation and the business or financial arrangements through which we can market, sell and distribute any product candidates for which we obtain marketing approval.
Efforts to confirm that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may become subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, and compliance and reporting obligations that could adversely affect our revenues, financial condition or results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.
We have an exclusive agreement with Vanscoy Rare Pharmacy for drug delivery services, and we expect to rely on this pharmacy for a considerable portion of our sales for REDEMPLO. The financial failure of Vanscoy Rare Pharmacy could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in their buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.
Risks Related to Our Financial Condition
We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.
We have incurred net losses since our inception and we expect that our operating losses will continue for the foreseeable future as we continue our drug development efforts and begin commercialization of our product candidates. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve consistent profitability.
We will require substantial additional funds to complete our research and development activities.

Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of the research and development programs of the Company and our partners, and potential licensing or partnering transactions, we may need to raise additional capital to:
•fund research and development infrastructure and activities relating to the development of our product candidates, including preclinical and clinical trials and manufacturing to support these efforts;
•fund a commercialization infrastructure and activities related to the sale, marketing, customer support, and distribution of our drug products ;
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
•expenditures to build out or contract for sales, marketing and distribution capabilities ;
•the outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;
•competing technological developments;
•our intellectual property positions, if any, in our products; and
•the regulatory approval process and regulatory standards for our product candidates.
We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements in the future to continue our operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities receive any distribution of corporate assets. In order to raise additional funds through partnerships, joint ventures or licensing arrangements, we may be required to relinquish rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions would likely reduce the market price of our common stock.
The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our existing indebtedness could be accelerated.
On August 7, 2024, we entered into a financing agreement with Sixth Street Lending Partners, as the administrative agent and collateral agent for several lenders. The financing agreement establishes a senior secured term loan facility of $500.0 million (the “Credit Facility”), consisting of $400.0 million funded on the closing date and an additional $100.0 million available at our option, subject to mutual agreement with Sixth Street, over a seven-year term. On November 26, 2024, the Company entered into an amendment to the Financing Agreement to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including the prepayment terms related to the Sarepta Collaboration Agreement.
The financing agreement requires us to make certain payments over time and contains several other negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other requirements of the financing agreement, we and our subsidiaries party to the financing agreement must maintain certain liquidity thresholds based on our market capitalization. We are also subject to restrictions on sales and licensing transactions with respect to our core intellectual property and product assets, including, but not limited to, olpasiran, REDEMPLO, zodasiran, fazirsiran,

GSK4532990, and daplusiran/tomligisiran, subject to certain exceptions. These and other terms in the financing agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow subject to mandatory prepayments to pay interest and principal when due, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.
Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. In addition, our ability to generate sufficient cash flows to meet our debt obligations depends upon several factors, such as the ability of the Company and our licensees to timely complete clinical trials and obtain marketing approval for our clinical-stage product candidates, to successfully commercialize REDEMLPO and our clinical-stage product candidates, and our future performance, which is subject to financial, business, and other impacts on our operations, many of which are beyond our control. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•our ability to successfully commercialize REDEMPLO or any of our product candidates, if approved;
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

•competition from existing and potential future products that compete with REDEMPLO or any of our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of any of our product candidates;
•the level of demand for REDEMPLO or any of our product candidates, of approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to REDEMPLO or any of our product candidates, if approved, and existing and potential future products that compete with our products;
•our ability to commercialize any of our products inside and outside of the United States, either independently or working with third parties;
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
At September 30, 2025, we had $919.4 million in cash, cash equivalents, restricted cash and available-for-sale securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
We are subject to U.S. federal, state, and local taxes in the United States and other countries. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. For instance, beginning in 2022, the 2017 Tax Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the U.S. and over fifteen years for foreign-based expenditures. The One Big Beautiful Bill Act, enacted in 2025, permits the expensing of certain research and development expenditures in the U.S. incurred in tax years beginning in 2025, while amortization over fifteen years continues to be required for foreign-based expenditures. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
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
Our business is subject to changing regulations for corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.
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
The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Consequently, we expect that the market price of our common stock will continue to fluctuate significantly. We may not generate substantial revenue from the sale of our products for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:
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
•the success of competitive products or technologies;
•announcements of actions taken by regulatory authorities, such as the FDA;
•announcements regarding developments in the RNAi, antisense technologies, gene editing technologies or biotechnology fields in general;
•announcements regarding clinical trial results with our products or competitors’ products;
•market perception and/or announcements regarding other companies developing products in the field of biotechnology generally or specifically RNAi;
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
These activities may subject us to numerous data privacy and security obligations governing the collection, use, disclosure, protection, and other processing of personal data, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, there are both state and federal data privacy and security laws, including data breach notification laws, data privacy laws (including biometric privacy laws and wiretapping laws), consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and the Health Insurance Portability and Accountability Act (“HIPPA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and the regulations promulgated thereunder. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, the “CCPA”), applies to personal data of consumers, including business representatives and employees, who are California residents, and requires businesses to provide specific disclosures in their privacy notices and affords certain rights to California residents with respect to their personal data. However, the CCPA does not apply to protected health information that is subject to HIPAA/HITECH. The CCPA provides for civil penalties of up to $7,500 per intentional violation and $2,500 per unintentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act, Washington’s My Health My Data Act and the Nevada Consumer Health Data Privacy Law, govern the privacy and security of health-related information, specifically, may apply even when HIPAA/HITECH does not and impose additional requirements.
Outside the United States there are additional laws, regulations, and industry standards governing data privacy and security. For example, in the EEA, the General Data Protection Regulation (“GDPR”) and, in the UK, the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”) impose strict requirements for processing personal data, including health-related data which is subject to specific requirements. Under the GDPR and UK GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, , as well as claims from individuals who suffered damages as a result of an infringement. In addition, the GDPR and UK GDPR impose specific restrictions on the transfer of personal data to countries outside of the EEA and UK that are not considered to provide an adequate level of data protection. Although there are currently various mechanisms that may be used to ensure appropriate safeguards to the personal data, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to further requirements, in particular the conduct of transfer risk/impact assessments to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions are subject to potential scrutiny from regulators, individuals and associations. In the EEA, beyond the GDPR framework, companies must also comply with national data protection laws, which supplement, interpret, and in some cases go beyond the GDPR or other EEA-level requirements, including with respect to health-related data. Data protection authorities from the different member states may also implement certain variations, enforce data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA. Guidance developed at both EEA level and at the national level in each member state concerning implementation and compliance practices is often updated or otherwise revised. Violations of national laws can trigger administrative investigations, corrective orders, temporary or definitive bans on processing, and, in some jurisdictions, criminal penalties.
Additionally, our use of artificial intelligence may be subject to laws and evolving regulations regarding the use of artificial intelligence, including as they relate to controlling for data bias and antidiscrimination.
Preparing for and complying with these obligations require us to devote resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government regulatory enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Economic and Industry Risks
Unfavorable global economic conditions, whether brought about by material global crises, health epidemics, military conflicts or war, geopolitical and tariffs or other trade disputes or other factors, may adversely affect our business and financial results.
Our business is sensitive to global economic conditions, which can be adversely affected by epidemics and other public health crises (such as the COVID-19 pandemic), political and military conflict, tariffs or other trade restrictions or the threat of such actions and retaliatory actions, and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other trade restrictions or the threat of such actions and retaliatory actions, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.
Trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially and adversely affect our business, particularly if these measures occur in regions where we source components or raw materials. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from mainland China, as well as other business restrictions. In response to tariffs, countries have implemented retaliatory tariffs on U.S. goods. Furthermore, in September 2025, the current Presidential Administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceutical products, subject to certain exceptions. There is substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials, and, more generally, about the duration of existing tariffs, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain. These geopolitical risks could also adversely affect Visirna. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.
Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. Additionally, the ongoing conflict between Russia and Ukraine has impacted our business decisions with respect to potential clinical trial sites in Europe. For example, a number of our clinical trial sites we had previously planned to use in Russia, Ukraine, and Belarus were shut down and we had to seek alternatives in other geographies. Moreover, the conflict between Israel and Palestine could impact future business decisions to locate potential clinical trials in Israel. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.
Additionally, our operations and facilities, as well as operations of our suppliers and manufacturers, may be located in areas that are prone to earthquakes, wildfires and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products. Any insurance we maintain against damage to our property and the disruption of our business due to disaster may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. Further, because the

Company relies on single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences to the Company.
Any future public health crises may affect our operations and those of third parties on which we rely, including our business partners and suppliers. We may in the future experience:
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
For example, any positive preclinical results in animals may not be replicated in human clinical studies. These programs may be also found to be unsafe in humans, particularly if higher doses are needed to achieve the desired levels of efficacy. Also, the positive safety results from single dose human clinical studies may not be replicated in other human studies, including multiple dose studies. Clinical and preclinical study results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which often delays, limits, or prevents further clinical development or regulatory approvals of potential products. Clinical trials can take many years to complete, including the process of study design, clinical site selection and the recruitment of patients. As a result, we can experience significant delays in completing clinical studies, which can increase the cost of developing a drug candidate and shorten the time that an approved product may be protected by patents. If our drug candidates are not successful in human clinical trials, we may be forced to curtail or abandon certain development programs. If we experience significant delays in commencing or completing our clinical studies, we could suffer from significant cost overruns, which could negatively affect our capital resources and our ability to complete these studies.
The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.
Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payers that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In addition, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price is the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.
Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.
Evolving regulatory standards, including as a result of changes in government leadership, make it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.
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
In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, including as a result of changes in leadership at the FDA and other federal agencies under the current U.S. administration, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In June 2024, the Supreme Court overruled the Chevron doctrine, which had given deference to regulatory agencies’ statutory interpretations of ambiguous regulations in litigation against federal government agencies, such as the FDA. The overruling of the Chevron doctrine may significantly increase the number of challenges brought by companies and other stakeholders against federal agencies such as the FDA and its longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines and may have a material impact on the industry and our clinical development plans. For example, average review times at the FDA have fluctuated in recent years as a result. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs or if a significant number of federal employees are laid off or leave federal agencies, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates.
In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains a cybersecurity program, with direct oversight from senior management and the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”), to manage information, data, and technology security. The cybersecurity program is informed in part by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is designed to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company’s cybersecurity program has been developed in light of the nature of the Company’s business, resource availability, requirements from stakeholders, and industry trends. The Company has formed an internal cross-functional Technology Risk Management Committee comprised of representative leaders from various aspects of the Company’s business to broadly implement its cybersecurity program.
The Company’s cybersecurity program prioritizes vulnerability management, risk reduction, detection, and prevention to help protect against material risks from cybersecurity threats to its information systems. The Company periodically conducts internal and third-party cybersecurity risk assessments and penetration tests and incorporates relevant findings and recommendations into its overall cybersecurity strategy, as appropriate. Through these assessments, the Company develops targeted strategies intended to address the most significant cybersecurity risks.
The Company’s cybersecurity program emphasizes defense, rapid detection, and remediation of cybersecurity threats and incidents, including the use of various security tools and systems based on defense-in-depth and zero-trust principles that are intended to meet control requirements. The cybersecurity program also encompasses crisis incident response guidelines that detail the processes for the detection, response, mitigation, and remediation of cybersecurity incidents, in order to support the effective management of, response to, communication during, and recovery from any such incidents.
A key element of the Company’s strategy is fostering training and awareness through annual cybersecurity training and role-based phishing tests for employees and certain third parties having access to the Company’s information systems. The Company also utilizes a third-party cybersecurity operations monitoring center to help identify threats and incidents to the Company’s servers and computers. The Company’s cybersecurity program includes specific requirements and guidelines for the information security team relating to the Company's computer emergency response preparedness, intrusion response preparedness, and incident response preparedness.
When a potential cybersecurity threat or incident is identified, our processes require that the Senior Director of Information Security be promptly notified of the incident, who then is to conduct an initial investigation to determine the probability and potential of the threat or incident to have a material impact on key business systems and processes. If there is a reasonable possibility for a material impact to the Company’s business or information systems, the cybersecurity program requires that the Technology Risk Management Committee be promptly notified, which then assigns a risk level to the threat or incident. All threats and incidents identified as high-risk are promptly escalated to Company leadership and the legal department, who, in collaboration with the Company's Information Security department, are tasked with activating and implementing a high-risk information security incident mitigation and response plan, which details the roles, responsibilities, and strategies to respond. Our cybersecurity program also requires that high-risk cybersecurity incidents or threats be reported to the Company’s Materiality Committee and the Audit Committee within 24 hours of their designation as high-risk by the Technology Risk Management Committee.

Cybersecurity risks are incorporated into our overall risk management program. If a cybersecurity risk is identified as high-risk, a response and mitigation plan is developed, and progress updates on the plan are routinely reported to the Technology Risk Management Committee and tracked by the Audit Committee as part of our overall risk management process.
The Company is not aware of any cybersecurity threats or incidents in the last fiscal year, including as a result of any prior cybersecurity incidents, that have had a material impact on the Company, including its business strategy, operations, or financial condition. However, we face certain ongoing cybersecurity risks and threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors,” under the heading “Our business and operations could suffer in the event of a cybersecurity incident or other information technology system failures.”
Execution of the Company’s cybersecurity program is delegated by the Board to the Senior Director of Information Security, who has over 25 years of relevant experience in information security, including 14 years at the Company, and is further supported by a team of security professionals within the Information Systems & Informatics department. The Senior Director of Information Security reports to the Vice President, Treasury & Head of Information Systems, and they meet periodically with senior leadership and the Audit Committee to review metrics on cybersecurity preparedness, incidents, mitigations and remediation efforts.
The Company has also established a management-level Technology Risk Management Committee, which includes leaders from finance, legal, operations, quality & compliance, and information systems & informatics, who are responsible for overseeing the execution of high-risk incident response and mitigation plans. This committee actively reviews technology strategies, physical and cybersecurity threat assessment, and emerging issues and related initiatives. It is also responsible for evaluating the materiality of information for SEC filings and, as required or as otherwise appropriate, coordinates with the Company’s Materiality Committee to support timely disclosure of relevant information.
ITEM 2.PROPERTIES
The following table summarizes the Company’s leased facilities as of November 19, 2025.

	Approximate Square Footage	Primary Use	Lease Expiration	Remaining Lease Term (year)
Pasadena, California	49,000	Corporate Headquarters	April 2027	1.5
Madison, Wisconsin	110,956	Research Facility	September 2031	5.9
San Diego, California	144,000	Research and Office Facility	April 2038	12.5
The Company owns land in the Verona Technology Park in Verona, Wisconsin, which has been developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility which will support the Company’s manufacturing process development and analytical activities. The Company completed the build out of one of its laboratory and office facilities during the first quarter of fiscal year 2024 and substantially completed the build out of its manufacturing facility during the first quarter of fiscal year 2025.
ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings are set forth in the Company’s financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference. See Note 7 — Commitments and Contingencies of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of the Company’s common stock are traded on The Nasdaq Global Select Market under the symbol “ARWR.” There were 86 holders of record of the Company’s common stock as of November 19, 2025.
Dividends
The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
The following table contains information relating to the repurchases of our common stock during the three months ended September 30, 2025 :

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs
July 1 - July 31, 2025	—	—	—	—
August 1 - August 31, 2025	2,660,989	$18.79	—	$—
September 1 - September 30, 2025	—	—	—	—
Total	2,660,989	$18.79	—	$—

In August 2025, the Company repurchased 2,660,989 shares of our common stock from Sarepta in accordance with the share repurchase agreement related to the first development milestone payment for SRP-1003 under the Sarepta Agreement.

Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2020 in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
400
300
200
100
0
2020
2021
2022
2023
2024
2025

$100 investment in stock or index	Ticker	2020	2021	2022	2023	2024	2025
Arrowhead Pharmaceuticals, Inc.	ARWR	$152.80	$221.54	$117.28	$95.35	$68.74	$122.39
NASDAQ Biotechnology Index	^NBI	$136.10	$162.58	$120.46	$126.41	$152.44	$156.02
NASDAQ Composite Index	^IXIC	$139.61	$180.62	$132.21	$165.26	$227.38	$283.27
ITEM 6. RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and modes of delivery, the Company’s therapies trigger the RNAi interference mechanism to induce rapid, deep and durable knockdown of target genes. RNAi is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. RNAi-based therapeutics may leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.
The Company believes that TRiM enabled therapeutics offer several potential advantages over prior generations and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, skeletal muscle, central nervous system (CNS), adipose tissue, ocular, and cardio-myocytes; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company’s pipeline includes:
•Severe Hypertriglyceridemia - plozasiran (formerly ARO-APOC3, Greater China rights out-licensed to Sanofi);

•Homozygous familial hypercholesterolemia (HoFH) - zodasiran (formerly ARO-ANG3);
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen);
•Mixed hyperlipidemia – ARO-DIMERPA (Greater China rights out-licensed to Sanofi);
•Inflammatory pulmonary conditions - ARO-RAGE;
•Idiopathic pulmonary fibrosis - SRP-1002 (formerly ARO-MMP7, out-licensed to Sarepta);
•Metabolic-dysfunction associated steatohepatitis (MASH) - GSK4532990 (formerly ARO-HSD, out licensed to GSK and Visirna);
•Alpha-1 antitrypsin deficiency (AATD) - fazirsiran (formerly ARO-AAT, a collaboration with Takeda);
•Chronic Hepatitis B virus - daplusiran/tomligisiran - GSK5637608 (formerly JNJ-3989 and ARO-HBV, out-licensed to GSK);
•Complement mediated diseases - ARO-C3 and ARO-CFB;
•Metabolic-dysfunction associated steatohepatitis (MASH) - ARO-PNPLA3 (formerly JNJ-75220795 or ARO-JNJ1);
•Obesity - ARO-INHBE and ARO-ALK7
•Facioscapulohumeral muscular dystrophy - SRP-1001 (formerly ARO-DUX4, out-licensed to Sarepta);
•Myotonic Dystrophy Type 1 - SRP-1003 (formerly ARO-DM1 out-licensed to Sarepta; and
•Spinocerebellar ataxia 2 - SRP-1004 (formerly ARO-ATXN2, out-licensed to Sarepta).
•Parkinson’s disease – ARO-SNCA (out-licensed to Novartis)
•Alzheimer’s disease – ARO-MAPT
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
2025 Business Highlights
During fiscal year 2025 and through the date of filing, the Company continued to develop and advance its pipeline and partnered candidates and expand its facilities to support its growing programs. The bullets below highlight some of these key developments; however, this list is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s Consolidated Financial Statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.
•On November 20, 2025, the Company earned a $200.0 million milestone payment from Sarepta. The milestone was earned when Arrowhead achieved the second development milestone event in a Phase 1/2 clinical study of ARO-DM1, also called SRP-1003, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy. The second milestone event included the achievement of a patient enrollment target, drug safety committee review and subsequent authorization to dose escalate and proceed, and completion of day 105 study visit by at least one patient in the clinical trial;
•The FDA approved the Company's New Drug Application (NDA) for REDEMPLO (plozasiran) injection for Familial Chylomicronemia Syndrome (FCS), on November 18, 2025. This approval was supported by clinical data from the Phase 3 PALISADE study, a randomized, double-blind, placebo-controlled trial in adults with clinically diagnosed or genetically confirmed FCS. The PALISADE study met its primary endpoint and all multiplicity-controlled key secondary endpoints, including demonstrating significant reductions in triglycerides and APOC3. In PALISADE, 25 mg REDEMPLO achieved deep and durable reductions in triglycerides, with a median change from baseline of -80% versus -17% in the pooled placebo group, and a lower numerical incidence of acute pancreatitis compared with placebo;
•Filed a request for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company’s investigational RNA interference (RNAi) therapeutic being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia. ARO-DIMER-PA is designed to silence expression of the proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3

(APOC3) genes. This represents an important step forward for the RNAi field as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead’s innovative and proprietary TRiM platform;
•Filed a request for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-MAPT, the Company’s investigational RNAi therapeutic being developed as a potential treatment for tauopathies including Alzheimer’s disease, a progressive neurodegenerative disease characterized by cognitive and functional decline. Alzheimer’s disease is the most common cause of dementia and is estimated to affect 32 million people worldwide and is part of a group of neurodegenerative diseases called tauopathies that are marked by the abnormal accumulation and formation of tau tangles in neurons.
•On August 29, 2025, the Company entered into a global licensing and collaboration agreement with Novartis for ARO-SNCA, Arrowhead’s preclinical stage siRNA therapy against alpha-synuclein for the treatment of synucleinopathies, such as Parkinson’s Disease, and for other additional collaboration targets that will utilize Arrowhead’s proprietary TRiM platform. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing in October 2025, the Company received $200.0 million as an upfront payment and is eligible to receive up to $2.0 billion in potential milestone payments plus royalties on commercial sales.
•Triggered a $100.0 million milestone payment from Sarepta, which was achieved on July 27, 2025, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). Arrowhead received $53.2 million worth of Arrowhead common stock and $50.0 million in cash from Sarepta Therapeutics, satisfying the payment of the $100.0 million milestone owed to Arrowhead.
•Announced the signing of an asset purchase agreement between Sanofi and Visirna, a majority-owned subsidiary of the Company, created to develop and commercialize four of the Company’s investigational cardiometabolic candidates in Greater China. Under the terms of the agreement, Sanofi will acquire rights to develop and commercialize investigational plozasiran, the Company's first-in-class RNAi therapeutic candidate designed to reduce production of apolipoprotein C-III (APOC3) as a potential treatment for familial chylomicronemia syndrome (FCS) and severe hypertriglyceridemia (sHTG), in Greater China;
•Initiated and dosed the first subject in the YOSEMITE Phase 3 clinical trial of zodasiran, the Company’s investigational RNAi therapeutic being developed as a potential treatment for homozygous familial hypercholesterolemia (HoFH), a rare genetic condition that leads to severely elevated LDL-cholesterol and early onset cardiovascular disease;
•Completed enrollment of SHASTA-3, SHASTA-4, and MUIR-3 Phase 3 clinical trials of REDEMPLO. The Company’s global Phase 3 clinical studies are designed to support regulatory submissions for approval of investigational REDEMPLO in the treatment of severe hypertriglyceridemia.
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
Revenue Recognition—The Company has adopted Financial Accounting Standards Board (“FASB”) Topic 606 – Revenue for Contracts from Customers. The Company has not yet achieved commercial sales of its drug candidates to date; however, this standard is applicable to its licensing and collaboration agreements. This is discussed further in Note 2, Collaboration and License Agreements of the Notes to the Company’s Consolidated Financial Statements in Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
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
Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a NDA in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most-likely-amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s consolidated statements of operations and comprehensive income (loss). Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or preclinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.
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
The revenue standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. The estimates includes forecasted revenues and expenses, phase dates, probability of success, development timelines, and the discount rate. The estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates.
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
Clinical Accruals—The Company accrues liabilities for products received or services incurred, particularly for ongoing clinical trials, where service providers have not yet billed or where billing terms do not align with the timing of the work performed as of the period-end. These costs mainly include third-party clinical management or clinical research organization (CRO), laboratory analysis, and investigator fees. Accrual estimates may be based on vendor communications to obtain pending invoices and/or estimates for services performed during the period. In some cases, these estimates require significant judgment, drawing on an understanding of research and development programs, services provided during the period, prior experience, and, where applicable, the expected duration of third-party contracts. Actual costs upon settlement may differ significantly from the accrued amounts in the Company’s consolidated financial statements, though historical estimates have not differed materially from actual costs.
Liability Related to the Sale of Future Royalties—Based on its evaluation of the agreement terms, the Company classifies the liability related to the sale of future royalties as a debt financing. The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Year Ended September 30,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenue	$829,448	$3,551	$240,735
Operating income (loss)	$98,346	$(601,080)	$(205,002)
Net loss attributable to Arrowhead	$(1,631)	$(599,493)	$(205,275)
Net loss per share (diluted) attributable to Arrowhead	$(0.01)	$(5.00)	$(1.92)
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Revenue
Total revenue for the year ended September 30, 2025 increased by $825.9 million, from the same period of 2024. The change was primarily driven by increased revenue recognition associated with the Sarepta, Sanofi, and GSK license agreements as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta Therapeutics, Inc. was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. During the year ended September 30, 2025, the Company recorded $696.8 million in revenue.
Visirna: On August 1, 2025, Visirna Therapeutics HK Limited (“Visirna HK”), a wholly owned subsidiary of Visirna Therapeutics, Inc, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Genzyme Corporation (“Sanofi”), a wholly owned subsidiary of Sanofi S.A., pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated, April 25, 2022 (the “Visirna License Agreement”). During the year ended September 30, 2025, the Company recorded $130.0 million in revenue.
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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. During the year ended September 30, 2025, the Company recorded $2.6 million revenue.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the years ended September 30, 2025 and 2024 are shown in the tables below.
Research and Development (R&D) Expenses
Research and development expenses consist of expenses for drug candidate and drug discovery costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities. The Company does not separately track research and development expenses by individual research and development projects, or by individual drug candidates.
The following table provides details of research and development expenses for the period indicated:

(in thousands)	Year Ended September 30, 2025	% of Expense Category	Year Ended September 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$347,571	57%	$259,280	51%	$88,291	34%
R&D discovery costs	66,788	11%	74,150	15%	(7,362)	(10)%
Salaries	109,085	18%	96,418	19%	12,667	13%
Facilities related	29,233	5%	25,782	5%	3,451	13%
Total research and development expense, excluding non-cash expense	$552,677	91%	$455,630	90%	$97,047	21%
Stock compensation	32,582	5%	33,586	7%	(1,004)	(3)%
Depreciation and amortization	21,900	4%	16,654	3%	5,246	31%
Total research and development expense	$607,159	100%	$505,870	100%	$101,289	20%
Candidate costs increased $88.3 million, or 34%, for the year ended September 30, 2025 compared to the same period of 2024. The increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing, outsourced clinical trial, and toxicity study costs.
R&D discovery costs decreased $7.4 million, or (10)%, for the year ended September 30, 2025 compared to the same period of 2024. This decrease was primarily driven by strategic shifts toward clinical development and commercial launch. R&D discovery costs are influenced by the Company’s ongoing discovery efforts, continued advancements into novel therapeutic areas and tissue types.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $12.7 million, or 13%, for the year ended September 30, 2025 compared to the same period of 2024. The increase was primarily due to an increase in headcount that has occurred as the Company has expanded its pipeline of candidates, in addition to annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and Madison and Verona, Wisconsin. These expenses increased $3.5 million, or 13%, for the year ended September 30, 2025 compared to the same period of 2024. The increase was primarily due to full-year expenses such as utilities and repair and maintenance charges associated with the new facilities in Verona, Wisconsin, which completed their build out during the first quarter of fiscal 2024.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense decreased $1.0 million, or 3%, for the year ended September 30, 2025 compared to the same period of 2024. The decrease was primarily due to the cancellation of awards upon the departure of employees.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. Depreciation and amortization expense increased $5.2 million, or 31% for the year ended September 30, 2025 compared to the same period of 2024. The increase was primarily attributable to completion of the build out of facilities in Verona, Wisconsin, and the commencement of depreciation.

General & Administrative Expenses
The following table provides details of general and administrative expenses for the periods indicated:

(in thousands)	Year Ended September 30, 2025	% of Expense Category	Year Ended September 30, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$31,916	26%	$27,589	28%	$4,327	16%
Professional, outside services, and other	53,589	42%	24,733	25%	28,856	117%
Facilities related	5,625	5%	4,116	4%	1,509	37%
Total general & administrative expense, excluding non-cash expense	$91,130	73%	$56,438	57%	$34,692	61%
Stock compensation	30,785	25%	40,382	41%	(9,597)	(24)%
Depreciation/amortization	2,028	2%	1,941	2%	87	4%
Total general & administrative expense	$123,943	100%	$98,761	100%	$25,182	25%
Salaries expense increased $4.3 million, or 16%, for the year ended September 30, 2025 compared to the same period of 2024. The increase was driven by the combination of annual salary increases and an increase in headcount required to support the Company’s growth as the Company prepares for commercialization.
Professional, outside services, and other expenses include costs related to legal, audit, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $28.9 million, or 117%, for the year ended September 30, 2025 compared to the same period of 2024. The increase was mainly due to professional services associated with commercialization and business development efforts as the Company prepares for a product launch, including costs for data analytics, marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $1.5 million, or 37%, for the year ended September 30, 2025 compared to the same periods of 2024. The increase was primarily driven by higher common area maintenance charges, increased staff amenities expenses.
Stock compensation expense, a non-cash expense, is based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. This expense decreased by $9.6 million, or 24%, for the year ended September 30, 2025 compared to the same period of 2024. The decrease was primarily due to lower compensation costs related to performance awards, as the timing of these expenses can vary based on the achievement of related performance targets.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other (Expense) Income
Other (expense) income is primarily related to interest income and expense. Other expense increased $35.4 million for the year ended September 30, 2025 compared to the same period of 2024. The increase was primarily due to non-cash interest expense associated with the liability related to the sale of future royalties and the Credit Facility, partially offset by higher income from increased investment yields.
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $1.6 million for the year ended September 30, 2025 compared to a net loss attributable to Arrowhead Pharmaceuticals, Inc. of $599.5 million for the year ended September 30, 2024. Net loss per share – diluted was $0.01 for the year ended September 30, 2025 compared to net loss per share – diluted $5.00 for the year ended September 30, 2024. The decrease in net loss attributable to Arrowhead Pharmaceuticals, Inc. for the year ended September 30, 2025 compared to the same period of 2024 was primarily due to an increase in revenue from the Sarepta Collaboration Agreement, partially offset by higher research and development expenses, associated with the expansion of the Company's pipeline and progression through clinical trial phases.
Income Tax Expense (Benefit)
Income tax expense was $21.4 million for the year ended September 30, 2025, compared to an income tax benefit of $2.8 million for the same period in 2024. The change of $24.2 million was primarily due to higher taxable income in fiscal 2025 resulting from the recognition of $696.8 million in revenue under the Sarepta Collaboration Agreement and $130.0 million in revenue recognized by Visirna.
Non-controlling Interest
Net income attributable to non-controlling interest was $31.7 million for the year ended September 30, 2025, compared to a loss attributable to non-controlling interest of $10.2 million for the same period in 2024. The change of $41.9 million was primarily due to Visirna’s recognition of $130.0 million in revenue during fiscal 2025, resulting in a significant increase in net income, whereas Visirna incurred a net loss in fiscal 2024.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2024 for a discussion of changes in its results of operations from the year ended September 30, 2024 to the year ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements, and the sale of certain future royalties. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials, including commercialization efforts. For further information on the Company’s capital needs, see the section titled “Risks Related to Our Financial Condition” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company’s cash, cash equivalents and restricted cash was $226.5 million at September 30, 2025 compared to $102.7 million at September 30, 2024. Cash invested in available-for-sale securities was $692.8 million at September 30, 2025 compared to $578.3 million at September 30, 2024.
On December 2, 2022, the Company entered into an open market sale agreement (“the Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering. As of September 30, 2025, no shares have been issued under the Open Market Sale Agreement.
In August 2024, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. The Company is eligible to receive additional milestones of up to $250.0 million over the 12 months from the date of this report, inclusive of the second DM1 milestone payment of $200.0 million earned in November 2025.
On August 29, 2025, the Company entered into a licensing and collaboration agreement with Novartis. Upon closing in October 2025, the Company received $200.0 million as an upfront payment. The Company projects it will be eligible to receive additional milestones of up to $25.0 million over the 12 months from the date of this report.
Based upon the Company's current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund its operations through at least the next twelve months from the date of the issuance of these consolidated financial statements.
The following table presents a summary of cash flows:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Cash Flow from:
Operating activities	$179,552	$(462,851)	$(153,890)
Investing activities	(129,294)	(420,072)	(96,155)
Financing activities	74,006	870,520	253,053
Net increase (decrease) in cash, cash equivalents and restricted cash	$124,264	$(12,403)	$3,008

Cash, cash equivalents and restricted cash at end of period	$226,548	$102,685	$110,891
During the year ended September 30, 2025, cash flow provided by operating activities was $179.6 million, which was primarily due to $500.0 million upfront payment and $50.0 million milestone payment received as part of the Sarepta agreement, partially offset by the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities amounted to $129.3 million, which was primarily attributable to capital expenditures of $22.7 million and investment purchases of $796.3 million, partially offset by proceeds from sales and maturities of investments of $689.6 million. Cash provided by financing activities of $74.0 million was related to cash received from the issuance of common stock in the Sarepta agreement, pre-funded warrants, and stock option exercises. (See Note 6 — Stockholders' Equity of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”), partially offset by $201.6 million repayments of the Credit Facility.
During the year ended September 30, 2024, cash flow used in operating activities was $462.9 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses, Cash used in investing activities amounted to $420.1 million, which was primarily attributable to capital expenditures of $141.5 million and investment purchases of $720.9 million, offset by proceeds from sales and maturities of investments of $442.3 million. Cash provided by financing activities of $870.5 million was related to cash received from the issuance of common stock, the Credit Facility, a milestone payment from Royalty Pharma, and stock option exercises.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2024 for a discussion of cash flows from the year ended September 30, 2023.
Contractual Obligations
Based on the Company’s current operating plan, it believes that cash, cash equivalents and short-term investments as of September 30, 2025 will be sufficient to satisfy its near-term capital and operating needs. Recent and expected working and other capital requirements include the items described below.
•For information related to the Company’s future commitments for its collaboration and licensing agreements, see Note 2 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•Amounts related to future lease payments for operating lease obligations at September 30, 2025 totaled $111.4 million, with $7.3 million expected to be paid within the next 12 months.
•Cash outflows for capital expenditures related to the manufacturing facility build-out at Verona, Wisconsin were $12.5 million in 2025 and $136.9 million in 2024. The Company expects to spend an additional $0.1 million to complete the build out of the facilities.
•A secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company expects to make $40.0 million of prepayments on the facility within the next 12 months in additional to the $66.7 million prepayment made in November 2025 relating to the receipt of the upfront payment under the terms of the Novartis Collaboration Agreement. See Note 14 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•Commitments related to the Company’s clinical, manufacturing and business operation related agreements totaled $665.5 million as of September 30, 2025. However, many of these agreements are cancellable.
•The Company has not entered into, nor does it currently have, any off-balance sheet arrangements (as defined under SEC rules).
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk exposures primarily due to its investing activities. The primary market risk exposure is change in interest rates. Adverse changes to rates may occur due to changes in the liquidity of a market or to changes in market perceptions of creditworthiness and risk tolerance.
The Company’s investment criteria are governed by its Investment Policy. The Company primarily invests its excess cash in securities of reputable financial institutions, corporations, and US government agencies with strong credit ratings. On September 30, 2023, the Company changed the classification of its investment securities from held-to-maturity to available-for-sale. This change enables the Company to sell securities to diversify its portfolio, reduce exposure to market risks, and provide flexibility to meet cash flow needs and new investment opportunities. Due to the relatively short-term nature of the investments that the Company holds, a hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the Company’s investment portfolio as of September 30, 2025.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this 2025 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, which is included herein.
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
ITEM 9B.OTHER INFORMATION
(b) Trading Plans
During the fiscal quarter ended September 30, 2025, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Adeoye Olukotun	Board Member	09/04/2025	12/24/2025	n/a	10,000
Christopher Anzalone	President and Chief Executive Officer	09/19/2025	12/24/2026	50,000	n/a
Daniel Apel	Chief Financial Officer	09/16/2025	04/30/2026	25,000	n/a
James Hamilton	Chief Medical Officer, Head of R&D	09/03/2025	01/16/2026	72,500	n/a
Mauro Ferrari	Board Member	09/25/2025	12/31/2025	n/a	7,530
Patrick O'Brien	Chief Operating Officer & General Counsel	09/03/2025	01/07/2026	77,500	20,000
Victoria Vakiener	Board Member	09/03/2025	12/31/2025	n/a	10,040
William Waddill	Board Member	09/03/2025	12/31/2025	n/a	8,367
(1) This column indicates the total number of shares vesting, but the 10b5-1 Plan provides for the sale of only those shares necessary to satisfy payment of applicable withholding taxes.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this Item will be incorporated by reference from the Company’s Definitive Proxy Statement, under the headings Proposal One — Election of Directors, Equity Compensation Plan Information, Corporate Governance, Environmental and Social Commitment, Executive Compensation, and, if applicable, Delinquent Section 16(a) Reports — to be filed for the Company’s 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).
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
(3)Exhibits.
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2.1†	Stock and Asset Purchase Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011	Annual Report on Form 10-K as Exhibit 2.1	December 20, 2011

2.2†	Asset Purchase and Exclusive License Agreement between Arrowhead Research Corporation and Novartis Institutes for BioMedical Research, Inc., dated March 3, 2015	Quarterly Report on Form 10-Q, as Exhibit 2.1	May 11, 2015

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Arrowhead Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q, as Exhibit 3.2	May 2, 2023

3.3	Second Amended and Restated Bylaws	Current Report on Form 8-K as Exhibit 3.2	January 30, 2023

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	December 2, 2019

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K, as Exhibit 4.4	November 25, 2019

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

4.5	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

4.6	Form of Registration Rights Agreement by and between Company and Avoro Life Sciences Fund LLC (included as Exhibit B in Exhibit 10.49)	Annual Report on Form 10-K, as Exhibit 4.7	November 26, 2024

4.7	Form of Pre-Funded Warrant for Avoro Life Sciences Fund LLC	Annual Report on Form 10-K, as Exhibit 4.8	November 26, 2024

10.1**	Arrowhead Research Corporation 2004 Equity Incentive Plan, as amended	Schedule 14C, as Annex B	January 12, 2012

10.2**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.3**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.4**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.5**	Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan	Schedule 14A, as Exhibit A	January 28, 2021

10.6**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.1	December 22, 2021

10.7**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.1	February 28, 2024

10.8**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan - Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.2	December 22, 2021

10.9**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.2	February 28, 2024

10.10**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.3	December 22, 2021

10.11**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Annual Report on Form 10-K, as Exhibit 10.11	November 29, 2023

10.12**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.13**	Arrowhead Pharmaceuticals, Inc. Inducement Plan	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 9, 2024

10.14**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.15**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.16†	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.17†	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

10.18†	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.19†	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

10.20	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1)	November 25, 2016

10.21†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.22†	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018	Annual Report on Form 10-K, as Exhibit 10.19	November 25, 2019

10.23†	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.24†	Amended and Restated License Agreement by and between Arrowhead Pharmaceuticals, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited, dated December 11, 2023	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 8, 2024

10.25	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.26†	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021

10.27	First Amendment to Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc. dated March 15, 2022	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 10, 2022

10.28†	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Horizon Therapeutics Ireland DAC, dated June 18, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.4	August 5, 2021

10.29	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Glaxosmithkline Intellectual Property, dated November 22, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 2, 2022

10.30	Royalty Purchase Agreement, dated as of November 9, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Royalty Pharma Investments 2019 ICAV	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 6, 2023

10.31	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9. 2016

10.32	Amendment No. 1 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated October 22, 2018	Annual Report on Form 10-K, as Exhibit 10.23	November 23, 2020

10.33	Amendment No. 2 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 10, 2019	Annual Report on Form 10-K, as Exhibit 10.24	November 23, 2020

10.34	Amendment No. 3 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 11, 2019	Annual Report on Form 10-K, as Exhibit 10.25	November 23, 2020

10.35	Amendment No. 4 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated September 19, 2019	Annual Report on Form 10-K, as Exhibit 10.26	November 23, 2020

10.36	Amendment No. 5 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated May 14, 2020	Annual Report on Form 10-K, as Exhibit 10.27	November 23, 2020

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.37	Amendment No. 6 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated November 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 4, 2021

10.38	Amendment No. 7 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated December 9, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 4, 2021

10.39	Amendment No. 8 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated August 26, 2022

10.40	Amendment No. 9 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated April 3, 2023

10.41	Amendment No. 10 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 28, 2023

10.42	Amendment No. 11 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated September 13, 2024
10.43	Amendment No. 12 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 11, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.6	August 7, 2025
10.44	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

10.45	First Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 4, 2021

10.46	Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated November 19, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 2, 2022

10.47	First Amendment to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated September 26, 2023	Annual Report on Form 10-K, as Exhibit 10.39	November 29, 2023

10.48	Open Market Sale Agreement, dated as of December 2, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC	Current Report on Form 8-K as Exhibit 1.1	December 2, 2022
10.49†	Financing Agreement by and between Company and Sixth Street Lending Partners, dated August 7, 2024	Annual Report on Form 10-K, as Exhibit 10.47	November 26, 2024

10.50†	First Amendment to Financing Agreement by and between Company and Sixth Street Lending Partners, dated November 26, 2024	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 10, 2025
10.51†	Exclusive License and Collaboration Agreement by and between the Company and Sarepta Therapeutics, Inc., dated November 25, 2024	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 10, 2025
10.52*†	Exclusive License and Collaboration Agreement by and between Arrowhead Pharmaceuticals, Inc. and Novartis Pharma AG, dated August 29, 2025
10.53	Severance and Change of Control Agreement by and between Company and Christopher Anzalone, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 12, 2025
10.54	Severance and Change of Control Agreement by and between Company and Daniel Apel, dated May 8, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.2	May 12, 2025
10.55	Severance and Change of Control Agreement by and between Company and Patrick O'Brien, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.3	May 12, 2025
10.56	Severance and Change of Control Agreement by and between Company and James Hamilton, dated May 8, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.4	May 12, 2025
10.57	CFO Retirement Letter by and between Company and Ken Myszkowski, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.5	May 12, 2025

19.1	Arrowhead Pharmaceuticals, Inc. Insider Trading Policy	Annual Report on Form 10-K, as Exhibit 19.1	November 26, 2024

21.1*	List of Subsidiaries

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
23.1*	Consent of Independent Public Registered Accounting Firm

23.2*	Consent of Independent Public Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Arrowhead Pharmaceuticals, Inc. Compensation Recoupment (Clawback) Policy, dated November 20, 2023	Annual Report on Form 10-K, as Exhibit 97	November 29, 2023

101.INS*	Inline XBRL Taxonomy Extension Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: November 25, 2025

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Christopher Anzalone
Christopher Anzalone
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Anzalone and Daniel Apel, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign in any and all capacities (including, without limitation, the capacities listed below), this Annual Report on Form 10-K, any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable the registrant to comply with the provisions of the Securities Exchange Act and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and Director, Chairman of the Board of Directors (Principal Executive Officer)	November 25, 2025
Christopher Anzalone

/s/ Daniel Apel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2025
Daniel Apel

/s/ Mauro Ferrari	Director	November 25, 2025
Mauro Ferrari

/s/ Douglass Ingram	Director	November 25, 2025
Douglass Ingram

/s/ Hongbo Lu	Director	November 25, 2025
Hongbo Lu

/s/ Adeoye Olukotun	Director	November 25, 2025
Adeoye Olukotun

/s/ Michael S. Perry	Director	November 25, 2025
Michael S. Perry

/s/ Victoria Vakiener	Director	November 25, 2025
Victoria Vakiener

/s/ William Waddill	Director	November 25, 2025
William Waddill

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Arrowhead Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence over valuation of future royalty sales liability
As discussed in Note 13 to the consolidated financial statements, the Company records the obligations under the Royalty Pharma Agreement with Royalty Pharma Investments (RPI) at carrying value using the effective interest method. The Company amortizes the sale of future royalties utilizing the prospective method to estimate future royalties to be paid by the Company to RPI over the life of the arrangement. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments differ from the Company’s initial estimates, the Company will prospectively adjust the amortization of the royalty obligation and the effective interest rate. The estimate of the carrying value of the liability related to the sale of future royalties is derived from the estimate of future sales of olpasiran and the probability of success assumption. The estimate of future sales of olpasiran is based on key assumptions such as patient population, market penetration, olpasiran sales price, and the comparable guideline drug. The liability related to the sale of future royalties was $367,397 thousand as of September 30, 2025.

We identified the evaluation of the sufficiency of audit evidence over the determination of the carrying value of the liability related to the sale of future royalties as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained because of the level of audit effort associated with evaluating the carrying value of the liability related to the sale of future royalties.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the evaluation of the carrying value of the liability related to the sale of future royalties. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s valuation process, including the determination of the key assumptions into the carrying value of the liability related to the sale of future royalties as described above. We assessed the patient population and market penetration assumptions by comparing to independently sourced external market and industry data. We performed sensitivity analyses over the estimated olpasiran sales price and probability of success using independently sourced external market and industry data and evaluated the impact of changes in those assumptions on the carrying value of the liability related to the sale of future royalties. We assessed the reasonableness of the comparable guideline drug by evaluating against drugs similar to olpasiran in the marketplace. We evaluated the sufficiency of audit evidence obtained by assessing the cumulative results of the audit procedures performed and potential bias in the accounting estimate, including the appropriateness of the nature and extent of such evidence.
Evaluation of distinct performance obligations related to the license and collaboration agreement with Sarepta Therapeutics, Inc
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company entered into an Exclusive License and Collaboration Agreement with Sarepta Therapeutics, Inc. (Sarepta). At contract inception, the Company assesses whether the goods or services promised within the contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified. The Company then determines the transaction price and allocates it to each performance obligation. The Company identified 17 performance obligations under the license and collaboration agreement with Sarepta. Fixed consideration of $833.6 million and an estimated variable consideration of $71.2 million were allocated to all performance obligations based on their relative standalone selling price.
We identified the evaluation of distinct performance obligations, including understanding the nature and significance of the contractual obligations and their standalone selling prices, related to the license and collaboration agreement with Sarepta as a critical audit matter. Subjective and complex auditor judgment was required to assess the Company’s identification of distinct performance obligations, including evaluating the rights and obligations described in the agreement, their benefit to the customer, and the level of modification or customization among the performance obligations. In addition, subjective auditor judgment was required to evaluate certain significant assumptions in the discounted cash flow model used by management to determine the standalone selling prices of the distinct performance obligations, including the discount rate and certain forecasted expenses. The audit effort associated with assessing the discount rate assumption required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including management’s identification of distinct performance obligations in the license and collaboration agreement and determination of the standalone selling prices. We evaluated management’s identification of distinct performance obligations and the significance of the contractual obligations by obtaining and reading the license and collaboration agreement to gain an understanding of the contractual terms and conditions and the commitments being made in the agreement. We conducted inquiries with personnel responsible for clinical development to understand the nature of the research and development activities specific to the clinical, preclinical, and discovery stage programs to evaluate the nature of the commitments made to the customer. We evaluated certain forecasted expenses within the discounted cash flow model by comparing such amounts to external market and industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in the assessment of the discount rate within the discounted cash flow model by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies.

KPMG LLP
We have served as the Company’s auditor since 2024.

San Diego, California
November 25, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Arrowhead Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Arrowhead Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated November 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

KPMG LLP
San Diego, California
November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Arrowhead Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for period ended September 30, 2023 of Arrowhead Pharmaceuticals, Inc. and Subsidiaries (the Company), and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and cash flows for the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Rose, Snyder & Jacobs LLP
We have served as the Company’s auditor from 2004 to 2023.
Encino, California
November 29, 2023

Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$88,706	$76,208
Cash at variable interest entity	137,842	26,477
Accounts receivable	6,824	—
Available-for-sale securities, at fair value	692,818	578,276
Prepaid expenses	10,933	9,537
Other current assets	13,516	4,973
Total current assets	950,639	695,471
Property, plant and equipment, net	382,515	386,032
Intangible assets, net	6,861	8,562
Right-of-use assets	43,891	45,255
Other assets	1,389	4,482
Total Assets	$1,385,295	$1,139,802

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,674	$11,388
Accrued expenses	90,419	63,017
Accrued payroll and benefits	26,895	21,989
Lease liabilities	7,289	6,342
Deferred revenue	2,399	—
Credit facility	40,000	—
Other liabilities	10,811	432
Total current liabilities	195,487	103,168
Long-term liabilities:
Lease liabilities, net of current portion	104,112	111,027
Liability related to the sale of future royalties	367,397	341,361
Credit facility, net of current portion	214,883	393,183
Total long-term liabilities	686,392	845,571
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders' equity:
Common stock, $0.001 par value: Authorized 290,000 shares; issued and outstanding 135,702 and 124,376 shares at September 30, 2025 and 2024, respectively	231	217
Additional paid-in capital	2,139,725	1,806,000
Accumulated other comprehensive income	6,443	4,750
Accumulated deficit	(1,627,154)	(1,625,523)
Treasury stock; at cost; 2,661 and 0 shares of common stock at September 30, 2025 and 2024, respectively	(53,193)	—
Total Arrowhead Pharmaceuticals, Inc. stockholders' equity	466,052	185,444
Noncontrolling interest	37,364	5,619
Total noncontrolling interest and stockholders' equity	503,416	191,063
Total Liabilities, Noncontrolling Interest and Stockholders' Equity	$1,385,295	$1,139,802
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Revenue	$829,448	$3,551	$240,735
Operating expenses:
Research and development	607,159	505,870	353,188
General and administrative	123,943	98,761	92,549
Total operating expenses	731,102	604,631	445,737
Operating income (loss)	98,346	(601,080)	(205,002)

Other (expense) income:
Interest income	37,289	22,720	15,299
Interest expense	(89,361)	(32,352)	(18,326)
Other, net	5,259	(1,748)	1,538
Total other expense	(46,813)	(11,380)	(1,489)

Income (loss) before income tax expense and noncontrolling interest	51,533	(612,460)	(206,491)
Income tax expense (benefit)	21,419	(2,767)	2,784
Net income (loss) including noncontrolling interest	30,114	(609,693)	(209,275)
Net income (loss) attributable to noncontrolling interest, net of tax	31,745	(10,200)	(4,000)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(1,631)	$(599,493)	$(205,275)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(0.01)	$(5.00)	$(1.92)
Diluted	$(0.01)	$(5.00)	$(1.92)
Weighted-average shares used in calculating
Basic	133,758	119,784	106,750
Diluted	133,758	119,784	106,750

Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale securities	2,125	3,775	(2,964)
Foreign currency translation adjustments	(432)	4,197	(122)
Comprehensive income (loss) attributed to noncontrolling interest	31,745	(10,200)	(4,000)
Other comprehensive income (loss)	$31,807	$(601,721)	$(212,361)
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Common Stock in Treasury	Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2022	105,960	$198	$1,219,213	$(136)	$(820,755)	—	$—	$19,819	$418,339
Stock-based compensation	—	—	78,130	—	—	—	—	—	78,130
Exercise of stock options	439	1	3,053	—	—	—	—	—	3,054
Common stock - restricted stock units vesting	913	1	(1)	—	—	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	(2,964)	—	—	—	—	(2,964)
Foreign currency translation adjustments	—	—	—	(122)	—	—	—	—	(122)
Net loss	—	—	—	—	(205,275)	—	—	(4,000)	(209,275)
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	—	$—	$15,819	$287,162

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Common Stock in Treasury	Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	—	$—	$15,819	$287,162
Stock-based compensation	—	—	73,968	—	—	—	—	—	73,968
Exercise of stock options	226	—	2,389	—	—	—	—	—	2,389
Common stock - restricted stock units vesting	1,048	1	(1)	—	—	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	—	—	429,265
Unrealized gains on available-for-sale securities	—	—	—	3,775	—	—	—	—	3,775
Foreign currency translation adjustments	—	—	—	4,197	—	—	—	—	4,197
Net loss	—	—	—	—	(599,493)	—	—	(10,200)	(609,693)
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063
Stock-based compensation	—	—	63,366	—	—	—	—	—	63,366
Exercise of stock options	535	—	3,983	—	—	—	—	—	3,983
Common stock - restricted stock units vesting	1,526	2	—	—	—	—	—	—	2
Common stock issued	11,926	12	241,376	—	—	—	—	—	241,388
Common stock - repurchase	—	—	—	—	—	(2,661)	(53,193)	—	(53,193)
Issuance of pre-funded warrants	—	—	25,000	—	—	—	—	—	25,000
Unrealized gains on available-for-sale securities	—	—	—	2,125	—	—	—	—	2,125
Foreign currency translation adjustments	—	—	—	(432)	—	—	—	—	(432)
Net (loss) income	—	—	—	—	(1,631)	—	—	31,745	30,114
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,114	$(609,693)	$(209,275)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Stock-based compensation	63,366	73,968	78,130
Depreciation and amortization	23,928	18,595	12,493
Accretion of note premiums/discounts	(5,789)	(3,244)	(2,017)
Non-cash interest expense on liability related to the sale of future royalties	26,036	23,035	18,326
Non-cash interest expense on credit facility	63,325	9,317	—
Non-cash gain on treasury stock received	(3,193)	—	—
Realized loss on investments	—	80	—
Changes in operating assets and liabilities:
Accounts receivable	(56,967)	—	1,410
Prepaid expenses and other current assets	(9,939)	(1,664)	11,603
Accounts payable	6,286	(5,536)	32,998
Accrued expenses	41,497	32,117	(14,965)
Deferred revenue	2,399	(866)	(129,183)
Operating lease, net	(4,605)	2,240	46,590
Other	3,094	(1,200)	—
Net cash provided by (used in) operating activities	179,552	(462,851)	(153,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,666)	(141,469)	(176,737)
Purchases of investments	(796,258)	(720,947)	(246,141)
Proceeds from sales and maturities of investments	689,630	442,344	326,723
Net cash used in investing activities	(129,294)	(420,072)	(96,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	3,983	2,389	3,053
Proceeds from the issuance of common stock, net of offering costs	—	429,265	—
Proceeds from the sale of future royalties	—	50,000	250,000
Proceeds from the issuance of warrants	25,000	—	—
Payment of debt issuance costs	(5,000)	(3,134)	—
Proceeds from the issuance of common stock	241,388	—	—
Proceeds from credit facility	—	392,000	—
Repayments of credit facility	(201,625)	—	—
Proceeds from Visirna credit agreement	10,260	—	—
Net cash provided by financing activities	74,006	870,520	253,053

Net increase (decrease) in cash, cash equivalents and restricted cash	124,264	(12,403)	3,008

Effect of exchange rate on cash, cash equivalents and restricted cash	(401)	4,197	(122)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	102,685	110,891	108,005
END OF PERIOD	$226,548	$102,685	$110,891

Supplementary disclosure of cash flows:
Interest paid	$(19)	$—	$—
Income taxes (refund) paid	$814	$(3,744)	$—
Treasury stock received to settle accounts receivable	$50,000	$—	$—

Supplementary disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$277	$4,206	$14,044

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
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead(1)
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	ARO-PNPLA3	Phase 1	Arrowhead
	GSK4532990	Phase 2b	GSK
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
	ARO-DIMERPA	Phase 1/2a	Arrowhead
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
	ARO-SNCA	Pre-clinical	Novartis
	ARO-MAPT	Phase 1/2a	Arrowhead
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
(1) Greater China rights for plozasiran are out-licensed to Sanofi.
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company also operates an active pharmaceutical ingredient manufacturing and supporting laboratory facility in Verona, Wisconsin. The Company’s principal executive offices are located in Pasadena, California.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited, Arrowhead Pharmaceuticals NZ Limited, and Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated.

The Company operates as a single segment as the chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages the operations as a single operating segment. Refer to Note 16, Segment Reporting, for further details on the segment information.
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
As of September 30, 2025, the Company had $226.5 million in cash, cash equivalents and restricted cash ($1.9 million in restricted cash) and $692.8 million in available-for-sale securities to fund operations. During the year ended September 30, 2025, the Company’s cash, cash equivalents and restricted cash and investments balance increased by $238.4 million, which was primarily due to the $500.0 million as an upfront payment under the Sarepta agreement and $325.0 million in the form of an equity investment under the Sarepta agreement, $100.0 million relating to the achievement of partnership milestone achievement of which $50.0 million was settled in cash and the remaining $50.0 million was settled through the repurchase of Company's common stock , $37.3 million interest income earned on investments, and $25.0 million in the form of pre-funded warrants, partially offset by ongoing expenses related to the Company’s research and development programs, $201.6 million payments on its credit facility and $22.7 million relating to capital expenditure.
In total, the Company is eligible to receive up to $13.4 billion in additional developmental, regulatory and sales milestones, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid interest-bearing investments are classified as cash equivalents. These investments mainly include term deposits, money market instruments, corporate debt securities, and certificate of deposits with maturities of three months or less when purchased. The carrying value of these cash equivalents approximate fair value.
There was $1.9 million and $3.5 million restricted cash at September 30, 2025 and 2024, respectively, that is primarily held as collateral associated with letters of credit for the Company’s facility leases.
Investments
The Company classified all of its investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations as of September 30, 2025 and 2024. The available-for-sale investments may consist of investment-grade interest bearing instruments, primarily corporate debt securities, U.S. government and agency securities, commercial notes, certificate of deposits, and municipal securities, which are accounted for at fair value. Dividends from these funds were automatically re-invested. Changes in fair values are reported as unrealized gains or losses and are recorded in the Company’s consolidated statement of operations and comprehensive income (loss).
The Company evaluates its investments for impairment based on a security-specific analysis as of each balance sheet date. If the fair value of a security is below its amortized cost, the Company first assesses whether it intends to sell the security or is more likely than not required to sell it before recovery of its amortized cost. If neither condition is met, the Company evaluates whether a portion of the decline is attributable to credit loss. Any credit-related impairment is recorded as an allowance for credit losses through earnings, with non-credit-related unrealized losses recorded in other comprehensive income (loss). The Company did not recognize any credit loss relating to its investment for the years ended September 30, 2025, 2024, and 2023.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash, cash equivalents and restricted cash and investments. As of September 30, 2025 and 2024, the Company’s investments were primarily invested in money market funds, U.S. Government, commercial paper, and corporate debt securities and term deposit through highly rated financial institutions. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company also maintains several bank accounts at two financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution.
In addition, Visirna maintains several deposit and term accounts in mainland China, Hong Kong, and Singapore. Cash balances are held with various local and international financial institutions, which are subject to their respective jurisdictional deposit insurance programs. The Deposit Insurance Fund Management Corporation in China provides coverage of up to RMB 500,000 per depositor per institution, and the Hong Kong Deposit Protection Scheme provides protection of up to HKD 800,000 per depositor per bank, and the Singapore Deposit Insurance Corporation provides coverage of up to SGD 100,000 per depositor per member bank.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Construction in progress reflects amounts incurred for construction or improvements of property, plant and equipment that have not been placed in service. Upon disposition, the cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in the Company’s consolidated statement of operations and comprehensive income (loss).
The estimated useful lives of property, plant and equipment are as follows (in years):

Estimated Useful Lives
Buildings	39
Research equipment	5
Manufacturing equipment	7 to 10
Furniture	7
Computers and software	3 to 5
Leasehold improvements	Shorter of asset life or lease term
The Company periodically assesses long-lived assets or asset groups, including property, plant and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended September 30, 2025, 2024, and 2023.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization include certain patents and license agreements. The Company evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of intangible assets may exceed their implied fair values. No impairment charges were recorded during the years ended September 30, 2025, 2024, and 2023.
Leases
The Company determines whether a contract is, or contains, a lease at inception. All of the Company’s leases are classified as operating leases. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. As of September 30, 2025 and 2024, the Company is not reasonably certain that it will exercise renewal options for any lease facilities. Therefore, these options are not included in the right-of-use assets and liabilities.

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
Clinical Accruals
The Company accrues liabilities for products received or services incurred, particularly for ongoing clinical trials, where service providers have not yet billed or where billing terms do not align with the timing of the work performed as of the period-end. These costs mainly include third-party clinical management or clinical research organization (CRO), laboratory analysis, and investigator fees. Accrual estimates may be based on vendor communications to obtain pending invoices and/or estimates for services performed during the period. In some cases, these estimates require significant judgment, drawing on an understanding of research and development programs, services provided during the period, prior experience, and, where applicable, the expected duration of third-party contracts. Actual costs upon settlement may differ significantly from the accrued amounts in the Company’s consolidated financial statements, though historical estimates have not differed materially from actual costs.
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
Typically, the Company’s collaboration agreements entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a New Drug Application (“NDA”) in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income in the Company’s consolidated statements of operations and comprehensive income (loss). Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the collaboration agreements have been completed and after the customer has assumed responsibility for the respective clinical or preclinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.
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
Further, the revenue standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of Financial Accounting Standards Board (“FASB”) Topic 808 - Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606 - Revenue for Contracts from Customers. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.
Research and Development Expenses
Research and development costs are charged to expense as incurred. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, overhead directly related to the Company’s research and development operations, and costs to acquire technology licenses.
Stock-Based Compensation
Share-based compensation expense for all stock grants are based on their estimated grant-date fair value. The fair value of stock option awards is estimated using the Black-Scholes option valuation model which requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data and other information to estimate the expected price volatility and the expected forfeiture rate for stock option awards. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date. For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.
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
The Company also considers all of its economic interests to assess whether the Company has the obligation to absorb losses of Visirna or the right to receive benefits from it that could potentially be significant to Visirna. This assessment requires the Company to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to Visirna. Factors considered in assessing the significance include: the design of Visirna, including its capitalization structure, subordination of interests, payment priority, and the reasons why the interests are held by the Company.
At Visirna’s inception, the Company determined it was the primary beneficiary and that Visirna should be consolidated based on the facts and circumstances. The Company performs ongoing reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required. As of September 30, 2025, there were no events to be reconsidered in the consolidation.
Net Loss per Share
Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units outstanding.
During the years ended September 30, 2025, 2024 and 2023, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units outstanding during the period due to their anti-dilutive effect.
Foreign Currency Translation Adjustments
Three of the Company’s wholly-owned subsidiaries’ functional currencies is not the United States dollar, which is the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive income (loss).

Segment Information
The Company operates as a single segment because its CODM reviews operating results on an aggregate basis and manages its operations as a single operating segment.
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
In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This guidance became effective for the Company beginning on October 1, 2025. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The guidance requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, the guidance requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the year ending September 30, 2025, and subsequent interim periods. Refer to Note 16, Segment Reporting, for further details on segment information.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has implemented OBBBA in the fourth quarter of fiscal 2025. Refer to Note 11, Income Taxes, for further details.
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
GSK	$2,645	$2,685	$29,657
Horizon	—	—	23,206
Takeda	—	866	162,516
Janssen	—	—	356
Amgen	—	—	25,000
Sarepta	696,803	—	—
Sanofi	$130,000	$—	$—
Total	$829,448	$3,551	$240,735

The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	September 30,
	2025	2024
	(in thousands)
Receivables included in accounts receivable	$6,824	$—
Contract liabilities included in deferred revenue	$2,399	$—
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
There were no contract assets and liabilities recorded as of September 30, 2025.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of September 30, 2025.
The Company recorded $31.3 million as accrued expenses as of September 30, 2025 that was primarily driven by co-development and co-commercialization activities.
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
Amgen Inc. (“Amgen”)
In September 2016, Amgen and the Company entered into two collaboration and license agreements and a common stock purchase agreement. Under the Second Collaboration and License Agreement (the “Olpasiran Agreement”), Amgen received a worldwide, exclusive license to the Company’s novel RNAi olpasiran (previously referred to as AMG-890 or ARO-LPA) program. These RNAi molecules are designed to reduce elevated lipoprotein(a), which is a genetically validated, independent risk factor for atherosclerotic cardiovascular disease. Under the Olpasiran Agreement, Amgen is wholly responsible for clinical development and commercialization.
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of September 30, 2025.
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
The Company identified 17 performance obligations under the Sarepta Collaboration Agreement. The four C1 licenses are distinct performance obligations from the four C1 research and development performance obligations since the customer can use and benefit from the licenses separately. The performance obligations for the licenses were satisfied in the second quarter of fiscal 2025 upon delivery and the research and development performance obligations will be satisfied as the work is performed. The remaining nine performance obligations include three C2 preclinical stage program licenses and research and development activities, and six C3 unidentified discovery target licenses and research and development activity. Each of the three C2 programs and the six C3 programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the C2 and C3 product licenses and respective research and development work will be combined to form one performance obligation. For these nine performance obligations, revenue is recognized over time as the work is performed.
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
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Closing date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company is entitled to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. The fixed consideration of $833.6 million and an estimated variable consideration of $71.2 million for a total of $904.9 million were allocated to all performance obligations based on their relative standalone selling price. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. The standalone selling prices for the research and development work were determined based on an expected cost plus margin approach.
The Company estimates the stand-alone selling price for each distinct performance obligation, which involves assumptions that may require significant judgment. The Company’s estimates of the stand-alone selling price for license-related performance obligations includes forecasted revenues and expenses, phase dates, probability of success, development timelines, and the discount rate. The estimates of the stand-alone selling price for research and development performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. The Company identified a discount based on the difference between the aggregate stand-alone selling price and the transaction price for accounting revenue recognition purposes. The Company allocated the discount proportionally to each of the performance obligations based upon their standalone selling price.
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
In August 2025, the Company repurchased 2,660,989 shares of its common stock from Sarepta in connection with the $100.0 million DM1 first development milestone under the Sarepta Collaboration Agreement. The repurchase satisfied $50.0 million of the milestone payment through delivery of the Company’s common stock, with the remaining $50.0 million settled in cash. The shares were recorded as treasury stock at their fair value of $53.2 million, resulting in a $3.2 million gain on settlement. The repurchased shares are presented as a reduction to total stockholders’ equity in accordance with ASC 505-30.
As of September 30, 2025, the Company recorded $696.8 million in revenue from Sarepta and $6.8 million in accounts receivable. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the C3 programs.
Visirna Therapeutics Inc. (“Visirna”) and Genzyme Corporation (“Sanofi”)
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
In connection with the Asset Purchase Agreement, the Company consented to the partial assignment of the Visirna License Agreement by Visirna HK to Sanofi (as so assigned, the “Sanofi License Agreement”), amongst other agreements between the Company and Visirna, effective as of the closing of the Asset Purchase Agreement. This agreement was not deemed a legal sale of intellectual property from the consolidated perspective of the Company. After giving effect to the Asset Purchase Agreement, Visirna HK retains rights to develop and commercialize in Greater China three other cardiometabolic drugs licensed to it pursuant to the Visirna License Agreement.
Upon closing of the Asset Purchase Agreement, Visirna received an upfront payment of $130.0 million from Sanofi and is eligible to receive further development milestone payments of up to $265.0 million upon approval of plozasiran across various indications in mainland China. The Company is also eligible to receive royalties from Sanofi on net commercial product sales in Greater China under the Sanofi License Agreement. During the year ended September 30, 2025, the Company recorded $130.0 million in revenue.
Visirna identified the licenses as defined in the agreement as the performance obligations under the Asset Purchase Agreement. The performance obligations for the licenses was satisfied in the fourth quarter of fiscal 2025 upon delivery. The fixed consideration of $130.0 million was allocated to the performance obligations. The Company will recognize the development milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone events will not be achieved. The Company has also applied the sales-based scope exception to the royalty-based payments.
The Sanofi License Agreement may be terminated by either party in the event of a material breach as defined therein. Unless earlier terminated, the Sanofi License Agreement expires on a product-by-product basis, upon the date of expiration of the relevant royalty term for such product in Greater China.

NOTE 3. BALANCE SHEET ACCOUNTS

Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	September 30,
	2025	2024
	(in thousands)
Land	$2,996	$2,996
Buildings	251,317	75,988
Research equipment	62,758	65,353
Manufacturing equipment	18,588	—
Furniture	5,594	5,594
Computers and software	1,064	981
Leasehold improvements	104,425	104,410
Construction in progress	15,942	188,731
	462,684	444,053
Less: Accumulated depreciation and amortization	(80,169)	(58,021)
Property, plant and equipment, net	$382,515	$386,032
Depreciation and amortization expense for property, plant and equipment for the years ended September 30, 2025, 2024, and 2023 was $22.2 million, $16.9 million and $10.7 million, respectively.
During the first quarter of fiscal 2025, the Company substantially completed the build out of its manufacturing facility in Verona, Wisconsin, leading to the reclassification of $162.7 million from construction in progress to buildings and $2.6 million from construction in progress to manufacturing equipment. The Company subsequently incurred and capitalized $10.6 million to buildings and $16.0 million to manufacturing equipment during the remainder of fiscal 2025. Furthermore, the Company began depreciating the newly completed manufacturing facility over a 39-year period and the manufacturing equipment over 7- or 10-year periods.
During the first quarter of fiscal 2024, the Company completed the build out of its laboratory and office facilities in Verona, Wisconsin, which resulted in the reclassification of $71.8 million from construction in progress to buildings. The Company subsequently incurred and capitalized $4.2 million from construction in progress to buildings in fiscal 2024.

Accrued Expenses
Accrued expenses consisted of the following:

	September 30,
	2025	2024
	(in thousands)
Accrued research and development expenses	$30,330	$28,069
Accrued research and development expenses; co-development	31,296	23,351
Accrued capital expenditures	277	4,206
Accrued income taxes (benefits)	20,799	—
Other	7,717	7,391
Total accrued expenses	$90,419	$63,017
As of September 30, 2025, the Company’s accrued research and development expenses was primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. In addition, accrued research and development expenses; co-development relates to the co-development and co-commercialization activities under the Takeda License Agreement (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of September 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$689,882	$2,956	$(20)	$692,818
Total current investments	$689,882	$2,956	$(20)	$692,818

	As of September 30, 2024
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$577,465	$837	$(26)	$578,276
Total current investments	$577,465	$837	$(26)	$578,276
The following table summarizes the contract maturity of the available-for-sale securities as of:

	September 30, 2025	September 30, 2024
	(in thousands)

Within one year	$224,328	$578,276
After one to two years	468,490	—
After two to three years	—	—
Total	$692,818	$578,276

As of September 30, 2025, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of September 30, 2025 and 2024.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of September 30, 2025
Patents	$21,728	$16,426	$—	$5,302	14
License	3,129	1,570	—	1,559	21
Total intangible assets, net	$24,857	$17,996	$—	$6,861

As of September 30, 2024
Patents	$21,728	$14,873	$—	$6,855	14
License	3,129	1,422	—	1,707	21
Total intangible assets, net	$24,857	$16,295	$—	$8,562
Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during fiscal 2025 and 2024.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense in each of fiscal 2025, 2024, and 2023 was $1.7 million. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2025:

Amortization Expense
Year Ending September 30,	(in thousands)
2026	$1,700
2027	1,700
2028	1,700
2029	795
2030	149
Thereafter	817
Total	$6,861

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of September 30, 2025
Common stock (1)	$0.001	290,000	135,702	135,702
Preferred stock	$0.001	5,000	—	—

As of September 30, 2024
Common stock	$0.001	290,000	124,376	124,376
Preferred stock	$0.001	5,000	—	—
(1) Does not include shares of common stock into which the Avoro Pre-Funded Warrants may be exercised.
As of September 30, 2025 and 2024, respectively, 9,851,400 and 11,492,293 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

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
The Company determined that the Avoro Pre-Funded Warrants are freestanding financial instruments because they (i) are immediately exercisable, (ii) do not embody an obligation for the Company to repurchase its shares, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, and (iv) are indexed to the Company’s common stock. As such, the Company evaluated the Avoro Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the Avoro Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the Avoro Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the Avoro Pre-Funded Warrants relative to the guidance in ASC 815-40, Contracts in Entity's Own Equity, to determine the appropriate treatment. The Company concluded that the Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Avoro Pre-funded Warrants as permanent equity. As of September 30, 2025, no shares underlying the Avoro Pre-Funded Warrants had been exercised.
In connection with the Sarepta Collaboration Agreement, on November 25, 2024, the Company entered into the Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement closed on February 7, 2025. On August 13, 2025, the Company subsequently entered into an agreement with Sarepta to repurchase 2,660,989 common stock of the Company from Sarepta at a price per share of $18.79 for an aggregate value of approximately $50.0 million and approximately $50.0 million in cash to satisfy the milestone payment of $100.0 million due from Sarepta. The shares were recorded as treasury stock at their fair value of $53.2 million, resulting in a $3.2 million gain on settlement. As of the end of fiscal 2025, Sarepta no longer holds an equity position in the Company.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250,000,000 in shares of the Company’s common stock through Jefferies LLC, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice. As of September 30, 2025, no shares have been issued under the Open Market Sale Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2025 and 2024.
On September 10, 2025, the Company filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Ionis Pharmaceuticals, Inc. (“Ionis”) to declare that the United States Patent No. 9,593,333 (“the ’333 patent”) is invalid and not infringed by the Company’s planned commercialization of investigational plozasiran. On September 11, 2025, Ionis filed a Complaint for Patent Infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of the ’333 patent by the Company’s planned commercialization of investigational plozasiran and seeking damages. There were no contingent liabilities recorded related to this litigation.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, where it has constructed an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support the Company’s manufacturing, process development, and analytical activities.
As of September 30, 2025, the build-out of these facilities was substantially completed, with total costs incurred of $296.4 million. These costs included $173.4 million capitalized to building related to the drug manufacturing facility, $78.0 million capitalized to building related to the laboratory and office facility, $18.6 million capitalized to manufacturing equipment, $15.9 million in construction in progress and $7.9 million capitalized to research equipment and $2.6 million capitalized to furniture.
NOTE 8. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2025.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2025.
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
Madison, Wisconsin: The Company leases 110,956 square feet space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of September 30, 2025.

The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

		September 30,
Lease Assets and Liabilities	Classification	2025	2024
		(in thousands)

Operating lease assets	Right-of-use assets	$43,891	$45,255
Current operating lease liabilities	Lease liabilities	7,289	6,342
Non-current operating lease liabilities	Lease liabilities, net of current portion	104,112	111,027

		Year Ended September 30,
Lease Cost	Classification	2025	2024	2023
		(in thousands)

Operating lease cost	Research and development	$10,483	$11,035	$10,350
	General and administrative expense	1,952	2,006	1,730

Variable lease cost(1)	Research and development	4,076	3,648	1,179
	General and administrative expense	—	—	—
Total		$16,511	$16,689	$13,259
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was $0, $0 and $1.4 million in short-term lease cost during the years ended September 30, 2025, 2024, and 2023, respectively.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2025:

Year	Amounts
(in thousands)
2026	$15,873
2027	15,050
2028	13,696
2029	13,985
2030	14,282
2031 and thereafter	100,672
Total	$173,558
Less imputed interest	(62,157)
Total operating lease liabilities	$111,401
Supplemental cash flow and other information related to leases was as follows:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$3,099	$48,391
Right-of-use assets adjusted in exchange for new/amended operating lease liabilities	$—	$(29)	$17,071
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,474	$11,038	$5,204

Weighted-average remaining lease term (in years)	11.70	12.5	13.5
Weighted-average discount rate	8.0%	8.0%	8.0%

NOTE 9. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 2,276,279 awards are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of September 30, 2025.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of September 30, 2025, 6,231,559 shares have been granted under the 2021 Plan. The total number of shares available for issuance was 2,378,770 shares, which includes 170,898 and 439,431 shares that were forfeited under the 2013 and 2021 Plans, respectively.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2025, 660,020 shares have been granted under the Inducement Plan. The total number of shares remaining available for issuance was 255,244 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2025, there were 598,605 and 53,713 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	As of September 30, 2025
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	776,279	32,151	598,605	1,407,035
Restricted stock units	1,500,000	3,750,071	560,280	5,810,351
Total	2,276,279	3,782,222	1,158,885	7,217,386
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Research and development	$27,320	$29,527	$34,332
General and administrative	27,528	37,570	43,798
Total	$54,848	$67,097	$78,130

Stock Option Awards
The following table presents a summary of the stock option activity for the year ended September 30, 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,978,516	$23.39
Granted	—	—
Cancelled or expired	(36,341)	45.44
Exercised	(535,140)	7.41
Outstanding at September 30, 2025	1,407,035	$28.90	3.4	$19,099,141
Exercisable at September 30, 2025	1,407,035	$28.90	3.4	$19,099,141
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended September 30, 2025, 2024, and 2023 was $6.4 million, $4.2 million and $12.2 million, respectively.
Stock-based compensation expense related to stock options outstanding for the years ended September 30, 2025, 2024, and 2023 was $0.1 million, $2.8 million and $8.4 million, respectively.
As of September 30, 2025, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the years ended September 30, 2025 and 2024.
The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

	Year Ended September 30,
	2025(5)	2024(5)	2023
Expected dividend yield(1)	—	—	—
Risk-free interest rate(2)	N/A	N/A	3.69% – 4.57%
Expected volatility(3)	N/A	N/A	86.4%
Expected term (in years)(4)	N/A	N/A	6.25
Weighted-average grant date fair value per share	N/A	N/A	25.61
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
(5) No options were granted during the year ended September 30, 2025 and September 30, 2024.
Visirna ESOP: As of September 30, 2025, Visirna, a subsidiary of the Company, granted 14,612,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the years ended September 30, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $8.5 million and $6.9 million, respectively.
Restricted Stock Units
Restricted Stock Units (“RSUs”), including market-based, time-based and performance-based awards, have been granted under the Company’s 2013 and 2021 Plans, the Inducement Plan and as inducements awards granted outside of the Company’s equity-based compensation plans. At vesting, each outstanding RSU will be exchanged for one share of the

Company’s common stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding as of September 30, 2024	4,913,312	$49.61
Granted	2,779,689	19.38
Vested	(1,525,693)	47.15
Forfeited	(356,957)	30.19
Outstanding as of September 30, 2025	5,810,351	$36.97
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the years ended September 30, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $54.9 million, $64.3 million and $69.7 million, respectively, related to shares of RSUs. As of September 30, 2025, there was $73.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At September 30, 2025 and 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$150,695	$—	$150,695
Certificate of deposits	—	12,019	—	12,019
Municipal securities	—	7,046	—	7,046
Commercial notes	—	13,801	—	13,801
Corporate debt securities	—	509,257	—	509,257
Total available-for-sale securities	—	692,818	—	692,818
Cash equivalents
Money market instruments	64,460	—	—	64,460
Term deposit	—	134,357	—	134,357
Certificate of deposits	—	3,001	—	3,001
Corporate debt securities	—	16,182	—	16,182
Total cash equivalents	64,460	153,540	—	218,000
Total financial assets	$64,460	$846,358	$—	$910,818

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$160,723	$—	$160,723
Commercial notes	—	179,714	—	179,714
Corporate debt securities	—	237,839	—	237,839
Total available-for-sale securities	—	578,276	—	578,276
Cash equivalents
Money market instruments	66,966	—	—	66,966
Total cash equivalents	66,966	—	—	66,966
Total financial assets	$66,966	$578,276	$—	$645,242
NOTE 11. INCOME TAXES
Income Tax Provision (Benefit)
The components of the income (loss) before income tax expense and noncontrolling interest are as follows:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)

Domestic	$(42,573)	$(582,333)	$(194,639)
Foreign	94,106	(30,127)	(7,852)
Total	$51,533	$(612,460)	$(202,491)
Income tax provision (benefit) consisted of the following components:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Current:
Federal	$21,440	$148	$1,074
State	(56)	375	1,710
Foreign	35	(3,290)	—
Total current tax	$21,419	$(2,767)	$2,784

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax	$—	$—	$—
Income tax provision	$21,419	$(2,767)	$2,784
The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the consolidated statements of operations and comprehensive income (loss). A notional 21% tax rate was applied as follows:

	September 30,
	2025	2024	2023
U.S. federal statutory income tax	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(3.1)%	2.6%	0.4%
Tax credits	(44.4)%	3.0%	6.8%
Permanent and other items	(37.9)%	2.5%	(4.6)%
Non-deductible compensation	5.1%	(0.9)%	(4.6)%
Foreign-derived intangible income deduction	(16.2)%	—%	1.2%
Other income	11.1%	—%	—%
Stock compensation	10.7%	(0.7)%	(1.1)%
Valuation allowance	95.4%	(27.0)%	(20.5)%
Effective income tax rate	41.7%	0.5%	(1.4)%
Deferred Income Taxes
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	September 30,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,858	$102,716
Capitalized research and development	232,360	156,015
Tax credits	48,867	85,428
Deferred revenue	171,262	81,556
Lease liabilities	23,919	27,999
Stock compensation	9,184	10,989
Accrued compensation	4,254	4,078
Intangible assets	1,034	1,384
Other	948	2,843
Total gross deferred tax assets	$562,686	$473,008

Valuation allowance	$(497,543)	$(448,867)

Deferred tax liabilities:
Fixed assets	$(30,503)	$(13,155)
Right-of-use assets	(9,424)	(10,792)
Unrealized gains	(630)	(194)
Original Issue Discount	(24,586)	—
Total gross deferred tax liability	$(65,143)	$(24,141)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation at September 30, 2025 and 2024, a valuation allowance of $497.5 million and $448.9 million, respectively, has been recorded.
As of September 30, 2025, the Company had accumulated federal, state, and foreign net operating loss (“NOL”) carryforwards of $20.6 million, $815.5 million and $46.3 million, respectively. Of the $20.6 million in federal NOL carryforwards, $20.6 million was generated before January 1, 2018, and is subject to a 20-year carryforward period (“pre-Tax Act losses”), with expiration beginning in 2031. Of the $815.5 million in state NOL carryforwards, $2.7 million can be carried forward indefinitely, while the remaining balance begins to expire in 2031. The Company also has foreign NOL carryforwards totaling $46.3 million, which begin to expire in 2027. Additionally, the Company has federal and state income tax credits of $49.4 million and $26.3 million, respectively. The federal credits begin to expire in 2041. Of the state income tax credits, $13.6 million begins to expire in 2035, while the remaining credits can be carried forward indefinitely.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of an entity’s NOL and research and development credit carryforwards may be limited if there is a cumulative ownership change of greater than 50% within a three-year period. The annual limitation is determined based on the entity’s value immediately prior to the ownership change. Future ownership changes could further affect the limitation. If a limitation is applied, the related tax asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. To date, the Company has completed an analysis pursuant to Sections 382 and 383 through September 30, 2024. Ownership Changes may have occurred since then, and future changes could potentially limit the Company’s ability to utilize these attributes.
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
The following table summarizes the Company’s gross unrecognized tax benefits:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Beginning balance of unrecognized tax benefits	$16,613	$14,536	$3,481
Gross increase for prior period tax positions	1,160	654	9,495
Gross decrease for prior period tax positions	—	—	(1,489)
Gross increase for current period tax positions	4,379	3,415	3,049
Lapse of statue of limitations	—	(1,992)	—
Ending balance of unrecognized tax benefits	$22,152	$16,613	$14,536
The Company has recorded income tax (benefit) expense of $0 and $3.3 million for the years ended September 30, 2025 and 2024, respectively, related to uncertain tax positions inclusive of interest and penalties. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. As of September 30, 2025, the Company has not accrued any interest or penalties.
If the unrecognized tax benefit as of September 30, 2025 is ultimately recognized, there would be no reduction in the Company’s income tax expense or effective tax rate, excluding the impact of U.S. Tax benefits netted against deferred taxes that are subject to a valuation allowance. The Company does not anticipate any changes in its unrecognized tax benefits over the next 12 months.
The Company is subject to taxation in the U.S. and various states along with other foreign countries. Due to the presence of NOL carryforwards, all of the income tax years remain open for examination. The Company is currently under audit by the IRS for September 30, 2023. California income tax examination has been closed. There are no other audits in any other jurisdictions.
The Company analyzes undistributed earnings of each foreign subsidiary and has determined that no withholding taxes are applicable to earnings which are currently available for distribution. No additional deferred tax liability has been recorded as the parent entity would not be required to include the distribution into income under the current law.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year that the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has implemented OBBBA in the fourth quarter of the current year.
NOTE 12. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution retirement plan which is under Section 401(k) of the Internal Revenue Code and is designed to adhere to ERISA Fiduciary standards. All of the Company’s full-time employees are eligible to participate this plan. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan allows for a discretionary match in an amount up to 100% of each participant’s first 3% of compensation contributed plus 50% of each participant’s next 2% of compensation contributed.
For the years ended September 30, 2025, 2024, and 2023, the Company recorded expenses for the matching contributions under this plan of $3.9 million, $3.4 million and $2.2 million, respectively.
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of September 30, 2025, the estimated effective interest rate was 8.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	September 30,
	2025	2024
	(in thousands)
Beginning carrying value	$341,361	$268,326
Upfront payment received	—	—
Milestone payment received	—	50,000
Non-cash interest expense recognized	26,036	23,035
Ending carrying value	$367,397	$341,361
NOTE 14. FINANCING AGREEMENT
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principle and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principle balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of September 30, 2025, the Company has paid $100.0 million in MOIC payments of which $25.3 million is expected to be applied to principal upon repayment in full. To date, the Company has paid $201.6 million of the loans under the Credit Facility during fiscal 2025.
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
On August 13, 2025, the Company entered into second amendment to the Financing Agreement (the "Second Amendment") that permitted the share repurchase of the Company's common stock from Sarepta and required the Company to pay a nominal administrative fee.
The outstanding balance of the Credit Facility consisted of the following:

	September 30,
	2025	2024
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	66,942	9,000
Accumulated accretion of the MOIC Payment	3,478	—
Less: Unamortized debt issuance costs	(13,912)	(15,817)
Less: Current portion of credit facility	(40,000)	—
Less: Payments	(201,625)	—
Credit facility, net of current portion	$214,883	$393,183
The following table sets forth total interest expense recognized related to the Credit Facility:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Amortization of debt discount and issuance costs	$1,906	$317	$—
Accretion of the MOIC Payment	3,478	—	—
Contractual interest expense	57,941	9,000	—
Total interest expense	$63,325	$9,317	$—
The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principle and accrued interest balance as of September 30, 2025 as well as any mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest and the table does not include MOIC payments beyond those contractually determined. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2026	$40,000
2027	40,000
2028	15,000
2029	15,000
2030	15,000
Thereafter	214,990
Total	$339,990

In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 72.9 million Chinese Yuan ($10.3 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. The amount outstanding as of September 30, 2025 was 72.9 million Chinese Yuan ($10.3 million) on the credit facility which was classified as other current liabilities.

NOTE 15. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the years ended September 30, 2025, 2024 and 2023.

	Year Ended September 30,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(1,631)	$(599,493)	$(205,275)

Denominator:
Weighted-average basic shares outstanding (1)	133,758	119,784	106,750
Effect of dilutive securities	—	—	—
Weighted-average diluted shares outstanding (1)	133,758	119,784	106,750

Basic net loss per share	$(0.01)	$(5.00)	$(1.92)
Diluted net loss per share	$(0.01)	$(5.00)	$(1.92)
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Options	744	707	633
Restricted stock units	4,276	4,030	3,420
Total	5,020	4,737	4,053

NOTE 16. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. The Company's RNAi therapeutics are comprised of siRNAs that function upstream of conventional medicines by potently silencing messenger RNA (“mRNA”) that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. Consistent with our operational structure, our Chief Executive Officer (“CEO”), as the CODM, manages and allocates resources on a consolidated basis at the global corporate level. Our global research and development and technical operations and quality organizations are responsible for the discovery, development, and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region and therapeutic area. All of these activities are supported by corporate staff functions. Managing and allocating resources at the corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources in line with our overarching long-term, corporate-wide strategic goals. The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the CODM for the purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO evaluates performance and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. The CEO uses consolidated net loss to evaluate income generated from the Company’s business activities in deciding how to allocate company resources (such as pursuing clinical development or entering a strategic collaboration), monitoring budget versus actual results, and establishing management’s compensation. Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Candidate costs	$347,571	$259,280	$162,459
R&D discovery costs	66,788	74,150	55,586
Salaries	109,085	96,418	73,668
Facilities related	29,233	25,782	16,267
Total research and development expense, excluding non-cash expense	$552,677	$455,630	$307,980
Stock compensation	32,582	33,586	34,332
Depreciation and amortization	21,900	16,654	10,876
Total research and development expense	$607,159	$505,870	$353,188

General & Administrative

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Salaries	$31,916	$27,589	$22,999
Professional, outside services, and other	53,589	24,733	20,720
Facilities related	5,625	4,116	3,415
Total general and administrative expense, excluding non-cash expense	$91,130	$56,438	$47,134
Stock compensation	30,785	40,382	43,798
Depreciation/amortization	2,028	1,941	1,617
Total general and administrative expense	$123,943	$98,761	$92,549

NOTE 17. SUBSEQUENT EVENTS

Novartis
On August 29, 2025, the Company entered into an Exclusive License and Collaboration Agreement (the “Novartis Collaboration Agreement”) with Novartis Pharma AG (“Novartis”) for the co-development and commercialization of multiple preclinical programs in rare, genetic diseases. Under the Novartis Collaboration Agreement, Novartis has received an exclusive worldwide license to the Company's ARO-SNCA preclinical stage program. The Novartis Collaboration Agreement closed on October 17, 2025 subsequent to clearance under the Hart-Scott-Rodino Antitrust Improvement Act. Under the terms of the Novartis Collaboration Agreement, the Company received $200.0 million as an upfront payment. The Company is also eligible to receive $30.0 million associated with certain target nominations. Further, for each of the 4 programs, the Company is eligible to receive development milestone payments between $175.0 million and $245.0 million per program and sales milestone payments between $285.0 million and $370.0 million per program. The Company is also eligible to receive tiered royalties on net sales of licensed products of up to the low double digits.

Sarepta DM1 Milestone
On November 20, 2025, the Company earned a $200.0 million milestone payment from Sarepta. The milestone was earned when Arrowhead achieved the second development milestone event in a Phase 1/2 clinical study of ARO-DM1, also called SRP-1003, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1), the most common adult-onset muscular dystrophy. The second milestone event included the achievement of a patient enrollment target, drug safety committee review and subsequent authorization to dose escalate and proceed, and completion of day 105 study visit by at least one patient in the clinical trial.

REDEMPLO Commercial Launch
The FDA approved the Company's New Drug Application (NDA) for REDEMPLO (plozasiran) injection for Familial Chylomicronemia Syndrome (FCS), on November 18, 2025. This approval, which was based on the results of the Phase 3 PALISADE clinical trial, was completed within the Prescription Drug User Fee Act (PDUFA) VI timeframe. This approval is a significant milestone for the Company, and the commercial launch of REDEMPLO is in progress. We expect to begin generating revenue from sales of REDEMPLO in the upcoming fiscal year.