Form 10-Q
period 2025-12-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2026-02-05
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of January 30, 2026 was 140,032,190.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2025	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$71,370	$88,706
Cash at variable interest entity	130,273	137,842
Accounts receivable	218,871	6,824
Available-for-sale securities, at fair value and short-term investments	714,967	692,818
Prepaid expenses	16,053	10,933
Other current assets	22,855	13,516
Total current assets	1,174,389	950,639
Property, plant and equipment, net	378,584	382,515
Intangible assets, net	6,436	6,861
Right-of-use assets	43,361	43,891
Other assets	1,411	1,389
Total Assets	$1,604,181	$1,385,295
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,937	$17,674
Accrued expenses	130,081	90,419
Accrued payroll and benefits	14,270	26,895
Lease liabilities	7,529	7,289
Deferred revenue	111,933	2,399
Credit facility	40,000	40,000
Other liabilities	10,675	10,811
Total current liabilities	347,425	195,487
Long-term liabilities:
Lease liabilities, net of current portion	102,129	104,112
Deferred revenue, net of current portion	53,825	—
Liability related to the sale of future royalties	374,997	367,397
Credit facility, net of current portion	163,108	214,883
Total long-term liabilities	694,059	686,392
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; 140,052 shares issued and 137,391 outstanding as of December 31, 2025 and 138,363 shares issued and 135,702 outstanding as of September 30, 2025	233	231
Additional paid-in capital	2,211,026	2,139,725
Accumulated other comprehensive income	6,699	6,443
Accumulated deficit	(1,596,343)	(1,627,154)
Treasury stock; at cost; 2,661 shares of common stock at December 31, 2025 and September 30, 2025	(53,193)	(53,193)
Stockholders’ equity	568,422	466,052
Noncontrolling interest	(5,725)	37,364
Total noncontrolling interest and stockholders’ equity	562,697	503,416
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$1,604,181	$1,385,295
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Revenue	$264,033	$2,500
Operating expenses:
Research and development	177,203	137,002
General and administrative	46,021	26,910
Total operating expenses	223,224	163,912
Operating income (loss)	40,809	(161,412)

Other (expense) income:
Interest income	9,690	7,602
Interest expense	(22,505)	(21,646)
Other, net	277	341
Total other expense	(12,538)	(13,703)
Income (loss) before income tax expense and noncontrolling interest	28,271	(175,115)
Income tax expense	29	103
Net income (loss) including noncontrolling interest	$28,242	$(175,218)
Net loss attributable to noncontrolling interest, net of tax	(2,569)	(2,133)
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$30,811	$(173,085)

Net income (loss) per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$0.22	$(1.39)
Diluted	$0.22	$(1.39)
Weighted-average shares used in calculating
Basic	137,039	124,848
Diluted	140,706	124,848

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	146	(507)
Foreign currency translation adjustments	110	(106)
Comprehensive loss attributed to noncontrolling interest	$(2,569)	$(2,133)
Other comprehensive income (loss)	$28,498	$(175,831)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416
Stock-based compensation	—	—	19,371	—	—	—	—	—	19,371
Exercise of stock options	296	—	5,098	—	—	—	—	—	5,098
Common stock - restricted stock units vesting	704	1	1	—	—	—	—	—	2
Issuance of common stock under at-the-market offering, net of issuance costs	689	1	46,831	—	—	—	—	—	46,832
Foreign currency translation adjustments	—	—	—	110	—	—	—	—	110
Unrealized gains on available-for-sale securities, net	—	—	—	146	—	—	—	—	146
Dividends declared by variable interest entity to noncontrolling shareholders	—	—	—	—	—	—	—	(40,520)	(40,520)
Net income (loss)	—	—	—	—	30,811	—	—	(2,569)	28,242
Balance at December 31, 2025	140,052	$233	$2,211,026	$6,699	$(1,596,343)	(2,661)	$(53,193)	$(5,725)	$562,697

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—	—	—
Issuance of pre-funded warrants	917	1	24,999	—	—	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	—	—	(106)
Unrealized losses on available-for-sale securities, net	—	—	—	(507)	—	—	—	—	(507)
Net loss	—	—	—	—	(173,085)	—	—	(2,133)	(175,218)
Balance at December 31, 2024	125,572	$218	$1,846,842	$4,137	$(1,798,608)	—	$—	$3,486	$56,075
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,242	$(175,218)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Stock-based compensation	19,371	15,209
Depreciation and amortization	6,390	5,235
Accretion of note premiums/discounts	(1,215)	(5,704)
Realized gain on investments	(19)	—
Non-cash interest expense on liability related to the sale of future royalties	7,600	5,415
Non-cash interest expense on credit facility	14,905	16,231
Changes in operating assets and liabilities:
Accounts receivable	(212,046)	(2,500)
Inventory	(451)	—
Prepaid expenses and other current assets	(13,182)	(592)
Accounts payable	15,263	3,069
Accrued expenses	(13,501)	(7,691)
Deferred revenue	163,359	—
Operating lease, net	(1,211)	(1,128)
Other	(24)	1,402
Net cash provided by (used in) operating activities	13,481	(146,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,148)	(7,516)
Purchases of investments	(136,933)	(33,749)
Proceeds from sales and maturities of investments	115,339	118,175
Net cash (used in) provided by investing activities	(23,742)	76,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	5,098	634
Proceeds from the issuance of pre-funded warrants	—	25,000
Payments of debt issuance costs	—	(5,000)
Proceeds from the issuance of common stock, net of issuance costs paid	46,832	—
Repayments of credit facility	(66,680)	—
Net cash (used in) provided by financing activities	(14,750)	20,634

Net decrease in cash, cash equivalents and restricted cash	(25,011)	(48,728)

Effect of exchange rate on cash, cash equivalents and restricted cash	106	(68)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	226,548	102,685
END OF PERIOD	$201,643	$53,889

Supplemental disclosure of cash flows:
Income taxes paid	$(9,907)	$(11)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$159	$2,574
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
Approved Products

REDEMPLO® (plozasiran) is approved by the U.S. Food and Drug Administration (“FDA”) as an adjunct to diet to reduce triglycerides for adults with Familial Chylomicronemia Syndrome (“FCS”). REDEMPLO is also approved by the Chinese National Medical Products Administration (NMPA). In addition, Health Canada has issued a Notice of Compliance (NOC) authorizing REDEMPLO™ (plozasiran) as an adjunct to diet to reduce triglycerides in adults with FCS for whom standard triglyceride lowering therapies have been inadequate. REDEMPLO is a small interfering RNA (“siRNA”) therapeutic designed to suppress the production of apolipoprotein C-III (APOC3), a protein produced in the liver that raises triglyceride levels by slowing their breakdown and clearance. By targeting the APOC3 gene with sustained silencing, REDEMPLO delivers significant reductions in triglyceride levels. REDEMPLO is the first and only FDA-approved siRNA treatment studied in both genetically confirmed and clinically diagnosed patients living with FCS.

Pipeline
The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead(1)
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	GSK4532990	Phase 2b	GSK
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
	ARO-DIMER-PA	Phase 1/2a	Arrowhead
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
	SRP-1005 (ARO-HTT)	Phase 1	Sarepta
	ARO-MAPT	Phase 1/2a	Arrowhead
	ARO-SNCA	Pre-clinical	Novartis
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
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
During the first quarter of fiscal 2026, the Company continued to develop and advance its pipeline and partnered candidates. The following is a summary of select significant developments affecting our business that have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025:
•Filed a request for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company’s investigational RNAi therapeutic being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia. ARO-DIMER-PA is designed to silence expression of the proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3 (APOC3) genes. This represents an important step forward for the RNAi field as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead’s innovative and proprietary TRiM platform.;
•On November 20, 2025, the Company earned a $200.0 million milestone payment from Sarepta Therapeutics, Inc., which was triggered on November 20, 2025, when the Company reached the second of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1);
•Initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-MAPT, the Company’s investigational RNAi therapeutic being developed as a potential treatment for tauopathies including Alzheimer’s disease, a progressive neurodegenerative disease characterized by cognitive and functional decline;
•Announced that the FDA has granted Breakthrough Therapy designation to investigational plozasiran as an adjunct to diet to reduce triglyceride (TG) levels in adults with severe hypertriglyceridemia (SHTG) (TG levels greater than or equal to 500 mg/dL);
•The FDA approved the Company's New Drug Application (NDA) for REDEMPLO injection for Familial Chylomicronemia Syndrome (FCS), on November 18, 2025. This approval was supported by clinical data from the Phase 3 PALISADE study, a randomized, double-blind, placebo-controlled trial in adults with clinically diagnosed or genetically confirmed FCS. The PALISADE study met its primary endpoint and all multiplicity-controlled key secondary endpoints, including demonstrating significant reductions in triglycerides and APOC3. In PALISADE, 25 mg REDEMPLO achieved deep and durable reductions in triglycerides, with a median change from baseline of -80% versus -17% in the pooled placebo group, and a lower numerical incidence of acute pancreatitis compared with placebo; and
•Entered into a global licensing and collaboration agreement with Novartis Pharma AG ("Novartis") on August 29, 2025, which closed on October 17, 2025. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing, the Company received $200.0 million as an upfront payment on October 23, 2025. Additionally, the Company is eligible to receive up to $2.0 billion in potential milestone payments plus royalties on commercial sales.
The bullets below highlight other key developments in our business subsequent to the first quarter of fiscal year 2026:
•Completed upsized offerings of convertible senior notes, common stock, and pre-funded warrants with gross proceeds of $930.0 million, which strengthened the Company’s balance sheet.
•Announced interim results from two Phase 1/2a clinical trials of ARO-INHBE and ARO-ALK7, the Company’s investigational RNAi therapeutics being developed as potential treatments for obesity, showing for patients enrolled in the study that's:
◦ARO-INHBE in combination with tirzepatide, a GLP-1/GIP receptor co-agonist, nearly doubled weight loss at week 16 and roughly tripled reductions in visceral fat, total fat, and liver fat versus tirzepatide alone in obese patients with type 2 diabetes mellitus at those same endpoints at week 12.
◦ARO-ALK7, the first RNAi-therapeutic to show adipocyte gene target silencing in a clinical trial, achieved dose dependent reductions in adipose ALK7 mRNA with a mean reduction of -88% at the 200 mg dose at week 8 with a maximum reduction of -94%.

Consolidation and Basis of Presentation
The interim Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited, Arrowhead Pharmaceuticals NZ Limited and Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of December 31, 2025 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for more complete descriptions and discussions. Operating results and cash flows for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
The Company operates as a single segment as the chief operating decision maker (“CODM”), reviews operating results on an aggregate basis and manages the operations as a single operating segment. Refer to Note 15, Segment Information, for further details on the segment information.
Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements and the sale of certain future royalties. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant investment will be required as a growing commercial-stage Company and as the Company’s pipeline matures into later stage clinical trials.
As of December 31, 2025, the Company had $201.6 million in cash, cash equivalents and restricted cash ($1.9 million in restricted cash) and $715.0 million in available-for-sale securities to fund operations. During the three months ended December 31, 2025, the Company’s cash, cash equivalents and restricted cash and investments balance decreased by $2.8 million, which was primarily due to the $66.7 million payment on its credit facility and ongoing expenses related to the Company’s research and development programs, which were partially offset by a $200.0 million received as an upfront payment under the Novartis agreement, $46.8 million in net proceeds from the issuance of common stock under the Company's at-the-market equity offering program with Jefferies LLC and $9.7 million interest income earned on investments.
In total, the Company is eligible to receive up to $15.3 billion in additional developmental, regulatory and sales milestones based on programs that have been partnered, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized from our collaboration and license agreements:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
GSK	$—	$2,500
Sarepta	229,464	—
Novartis	34,242	—
Sanofi	209	—
Total	$263,916	$2,500
The following table summarizes the balance of receivables, contract assets and contract liabilities related to the Company’s collaboration and license agreements, which, as of December 31, 2025, relate solely to the Company’s agreements with Sarepta and Novartis:

	December 31, 2025	September 30, 2025
	(in thousands)
Receivables included in accounts receivable	$218,354	$6,824
Contract assets included in other current assets	$9,827	$—
Contract liabilities included in deferred revenue, current	$111,933	$2,399
Contract liabilities included in deferred revenue, non-current	$53,825	$—
Deferred revenue consisted of the following:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$2,399	$—
Deferred revenue additions	417,238	—
Revenue recognized	(263,706)	—
Balance at end of period	155,931	—
Plus contract assets included in other current assets	9,827	—
Less deferred revenue, current	(111,933)	—
Deferred revenue, non-current	$53,825	$—
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
As of December 31, 2025, the Company had no contract assets and liabilities recorded.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of December 31, 2025.
As of December 31, 2025, the accrued expense balance is $28.5 million that was primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of December 31, 2025.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement with Royalty Pharma (the “Royalty Pharma Agreement”). In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $485.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 12.
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
The Company identified 17 performance obligations under the Sarepta Collaboration Agreement. The four C1 licenses are distinct performance obligations from the four C1 research and development performance obligations since the customer can use and benefit from the licenses separately. The performance obligations for the licenses were satisfied in the second quarter of fiscal 2025 upon delivery and the research and development performance obligations will be satisfied as the work is performed. The remaining nine performance obligations include three C2 preclinical stage program licenses and research and development activities, and six C3 discovery target licenses and research and development activities. Each of the three C2 programs and the six C3 programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the C2 and C3 product licenses and respective research and development work will be combined to form one performance obligation. For these nine performance obligations, revenue is recognized over time as the work is performed.
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
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Closing date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company is entitled to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible to receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. At contract inception, the transaction price was determined to be $904.9 million, consisting of fixed consideration of $833.6 million and estimated variable consideration of $71.2 million. The fixed consideration was allocated to all performance obligations based on their relative standalone selling price. The variable consideration was allocated to the performance obligation to which it is determined to be related, which is the respective development work that is being reimbursed. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. Standalone selling prices for the research and development work were determined based on an expected cost plus margin approach. During the fourth quarter of fiscal 2025, the Company earned the first of two ARO-DM1 development milestone payment of $100.0 million, of which $50.0 million was settled in cash and the remaining $50.0 million was settled through the repurchase of Company's common stock. In November 2025, the Company earned the second of two $200.0 million ARO-DM1 development milestone payments and received the milestone payment in January 2026. ARO-DM1 development milestones were allocated between the license and development work based on the allocation of the standalone selling price. Revenue allocated to the license has been recognized in the periods these milestones were achieved, revenue allocated to the development work is recognized over time as the work is performed.
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
For each of the 13 programs, the Company is also eligible to receive regulatory milestone payments between $110.0 million and $180.0 million per program. Variable consideration associated with the milestones that may be achieved will be allocated to the performance obligation to which it is determined to be related, which will be the respective programs to which the milestones relate. The Company will recognize the regulatory milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone event will not be achieved.
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
For the three months ended December 31, 2025, the Company recorded $229.5 million in revenue from Sarepta. As of December 31, 2025, the Company recorded $218.4 million in accounts receivable and $9.8 million in contract assets related to the Sarepta Collaboration Agreement. Revenue recognized that are not invoiced to the customer as a result of recognizing revenue over time are recorded as a contract asset included in other current assets in the consolidated balance sheet. Upon invoicing to the customer, the balance is recorded in accounts receivable in the consolidated balance sheet. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the rest of the targets within the C3 programs.
Novartis Pharma AG
On August 29, 2025, the Company entered into an Exclusive License and Collaboration Agreement (the “Novartis Collaboration Agreement”) with Novartis for the development and commercialization of multiple preclinical programs in rare, genetic diseases of the central nervous system.
Under the Novartis Collaboration Agreement, Novartis received an exclusive sublicensable worldwide license to the Company’s ARO-SNCA preclinical stage program. The Company will perform certain research and development activities for the program.
Further, Novartis has selected additional gene targets ("Collaboration Target") for which the Company has accepted and will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target. Novartis has received an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets (the "CT" programs) and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a Clinical Trial Application ready data package (the "CTA package").
The Company identified performance obligations under the Novartis Collaboration Agreement. They include the ARO-SNCA preclinical stage program licenses and research and development activities, and CT programs licenses and research and development activities. Each of the programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the product licenses and respective research and development work will be combined to form one performance obligation. For these performance obligations, revenue is recognized over time as the work is performed.
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
Under the terms of the Novartis Collaboration Agreement, the Company received an upfront payment of $200.0 million on October 23, 2025. The Company is also eligible to receive research milestone payments of up to $30.0 million and reimbursement of certain costs related to carrying out the research, development and manufacturing activities for the programs. The fixed consideration of $200.0 million and an estimated variable consideration of $32.0 million for a total of $232.0 million were allocated to all performance obligations based on their relative standalone selling price. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. The standalone selling prices for the research and development work were determined based on an expected cost plus margin approach.
The Company estimates the stand-alone selling price for each distinct performance obligation, which involves assumptions that may require significant judgment. The Company’s estimates of the stand-alone selling price for license-related performance obligations includes forecasted revenues, phase dates, probability of success, development timelines, and the discount rate. The estimates of the stand-alone selling price for research and development performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. The Company identified a premium based on the difference between the aggregate stand-alone selling price and the transaction price for accounting revenue recognition purposes. The Company allocated the premium proportionally to each of the performance obligations based upon their standalone selling price.
Further, for each of the programs, the Company is eligible to receive regulatory milestone payments between $175.0 million and $245.0 million per program. Variable consideration associated with the milestones that may be achieved will be allocated to the performance obligation to which it is determined to be related, which will be the respective programs to which the milestones relate. The Company will recognize the regulatory milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone event will not be achieved.
The Company is also eligible to receive sales milestone payments between $285.0 million and $370.0 million per program as well as tiered royalties on net sales of licensed products of up to the low double digits, subject to the terms and conditions of the Novartis Collaboration Agreement. The Company has applied the sales-based scope exception to the sales milestones and the royalty-based payments.
The Novartis Collaboration Agreement commenced in October 2025 and may be terminated by either party in the event of a material breach as defined therein. In addition, Novartis may voluntarily terminate the Novartis Collaboration Agreement with 30 days' written notice to the Company if terminated prior to any regulatory approval of a licensed product, or with 180 days' written notice to the Company if terminated after any regulatory approval of a licensed product. Unless earlier terminated, the Novartis Collaboration Agreement expires on a product-by-product and country-by-country basis, upon the date of expiration of the relevant royalty term for such product in such country.
For the three months ended December 31, 2025, the Company recorded $34.2 million in revenue from Novartis. As of December 31, 2025, the Company recorded $111.9 million in deferred revenue, current and $53.8 million in deferred revenue, non-current related to the Novartis Collaboration Agreement. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities.
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
In connection with the Asset Purchase Agreement, the Company consented to the partial assignment of the Visirna License Agreement by Visirna HK to Sanofi (as so assigned, the “Sanofi License Agreement”), amongst other agreements between the Company and Visirna, effective as of the closing of the Asset Purchase Agreement. This agreement was not deemed a legal sale of intellectual property from the consolidated perspective of the Company. After giving effect to the Asset Purchase Agreement, Visirna HK retains rights to develop and commercialize in Greater China other cardiometabolic drugs licensed to it pursuant to the Visirna License Agreement.
Upon closing of the Asset Purchase Agreement, Visirna received an upfront payment of $130.0 million from Sanofi and is eligible to receive further development milestone payments of up to $265.0 million upon approval of plozasiran across various indications in mainland China. In January 2026, as a subsequent event, the NMPA approved REDEMPLO in Greater China, which triggered the $10.0 million milestone payment to Visirna. The Company is also eligible to receive royalties from Sanofi on net commercial product sales in Greater China under the Sanofi License Agreement. During the quarter ended December 31, 2025, the Company recorded $0.2 million in revenue.
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

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	December 31, 2025	September 30, 2025
	(in thousands)
Land	$2,996	$2,996
Buildings	252,532	251,317
Research equipment	62,439	62,758
Manufacturing equipment	22,079	18,588
Furniture	5,594	5,594
Computers and software	1,065	1,064
Leasehold improvements	104,434	104,425
Construction in progress	13,594	15,942
	464,733	462,684
Less: Accumulated depreciation and amortization	(86,149)	(80,169)
Property, plant and equipment, net	$378,584	$382,515
Depreciation and amortization expense for property, plant and equipment for the three months ended December 31, 2025 and 2024 was $6.0 million and $4.8 million, respectively.
During the first quarter of fiscal 2026, the Company capitalized $1.2 million from construction in progress to buildings related to lab and office build out and $3.5 million from construction in progress to manufacturing equipment relating to the further build out of the manufacturing facility.
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
Accrued Expenses
Accrued expenses consisted of the following as of:

	December 31, 2025	September 30, 2025
	(in thousands)
Accrued research and development expenses	$42,100	$30,330
Accrued research and development expenses; co-development	28,498	31,296
Accrued capital expenditures	159	277
Accrued income taxes	10,891	20,799
Dividends declared by variable interest entity to noncontrolling shareholders	40,520	—
Other	7,913	7,717
Total accrued expenses	$130,081	$90,419
As of December 31, 2025, the Company’s accrued research and development expenses was primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. In addition, accrued research and development expenses; co-development relates to the co-development and co-commercialization activities under the Takeda License Agreement (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of December 31, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$711,174	$3,121	$(39)	$714,256
Short‑term investments	711	—	—	711
Total current investments	$711,885	$3,121	$(39)	$714,967

	As of September 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$689,882	$2,956	$(20)	$692,818
Total current investments	$689,882	$2,956	$(20)	$692,818

The following table summarizes the contract maturity of the available-for-sale securities and short-term investments as of:

	December 31, 2025	September 30, 2025
	(in thousands)

Within one year	$366,561	$224,328
After one to two years	348,406	468,490
Total	$714,967	$692,818

As of December 31, 2025 and September 30, 2025, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of December 31, 2025 and 2024.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of December 31, 2025
Patents	$21,728	$16,813	$—	$4,915	14
License	3,129	1,608	—	1,521	21
Total intangible assets, net	$24,857	$18,421	$—	$6,436

As of September 30, 2025
Patents	$21,728	$16,426	$—	$5,302	14
License	3,129	1,570	—	1,559	21
Total intangible assets, net	$24,857	$17,996	$—	$6,861

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended December 31, 2025 and 2024.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended December 31, 2025 and 2024. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2025:

Amortization Expense
Year Ending September 30,	(in thousands)
2026 (remainder)	$1,275
2027	1,700
2028	1,700
2029	795
2030	149
Thereafter	817
Total	$6,436

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of December 31, 2025
Common stock (1)	$0.001	290,000	140,052	137,391
Preferred stock	$0.001	5,000	—	—

As of September 30, 2025
Common stock	$0.001	290,000	138,363	135,702
Preferred stock	$0.001	5,000	—	—
    (1) Does not include shares of common stock into which the Avoro Pre-Funded Warrants may be exercised.
As of December 31, 2025 and September 30, 2025, respectively, 8,857,038 and 9,851,400 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
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
The Company determined that the Avoro Pre-Funded Warrants are freestanding financial instruments because they (i) are immediately exercisable, (ii) do not embody an obligation for the Company to repurchase its shares, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, and (iv) are indexed to the Company’s common stock. As such, the Company evaluated the Avoro Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the Avoro Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the Avoro Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the Avoro Pre-Funded Warrants relative to the guidance in ASC 815-40, Contracts in Entity's Own Equity, to determine the appropriate treatment. The Company concluded that the Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Avoro Pre-funded Warrants as permanent equity. As of December 31, 2025, no shares underlying the Avoro Pre-Funded Warrants had been exercised.
In connection with the Sarepta Collaboration Agreement, on November 25, 2024, the Company entered into the Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement closed on February 7, 2025. On August 13, 2025, the Company subsequently entered into an agreement with Sarepta to repurchase 2,660,989 common stock of the Company from Sarepta at a price per share of $18.79 for an aggregate value of approximately $50.0 million and approximately $50.0 million in cash to partially satisfy the milestone payment of $100.0 million due from Sarepta. The shares were recorded as treasury stock at their fair value of $53.2 million, resulting in a $3.2 million gain on settlement. As of the end of fiscal 2025, Sarepta no longer holds an equity position in the Company.
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s common stock through Jefferies LLC (“Jefferies”), acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Company is not required to sell shares under the Open Market Sale Agreement. The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the Open Market Sale Agreement. Unless otherwise terminated, the ATM Offering shall terminate upon the earlier of (i) the sale of all shares of common stock subject to the Open Market Sale Agreement and (ii) the termination of the Open Market Sale Agreement as permitted therein. The Company and Jefferies may each terminate the Open Market Sale Agreement at any time upon prior notice.

On December 10, 2025, the Company and Jefferies entered into an Amended and Restated Open Market Sale Agreement (the “Amended and Restated Sale Agreement”), which amended and restated the Open Market Sale Agreement in its entirety. The Amended and Restated Sale Agreement continues to provide for the sale, from time to time, of shares of the Company’s common stock up to the maximum program amount permitted under the Company’s shelf registration statement and subject to continued compliance with the terms of the Amended and Restated Sale Agreement, including the delivery of issuance notices, prospectus supplements, and periodically updated representations, warranties, and deliverables. The Amended and Restated Sale Agreement may be terminated by either party upon written notice, and the Company will continue to pay Jefferies a commission of up to 3.0% of the gross proceeds of all sales made under the program.
During the first quarter of fiscal 2026, the Company sold approximately 689,000 shares of common stock under the ATM Offering, generating gross proceeds of $48.2 million and net proceeds of $46.8 million, after deducting underwriting commissions and offering costs.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2025.
On September 10, 2025, the Company filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Ionis Pharmaceuticals, Inc. (“Ionis”) to declare that the United States Patent No. 9,593,333 (“the ’333 patent”) is invalid and not infringed by the Company’s planned commercialization of investigational plozasiran. On September 11, 2025, Ionis filed a Complaint for Patent Infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of the ’333 patent by the Company’s planned commercialization of investigational plozasiran and seeking damages. On December 23, 2025, the court granted Ionis’ motion to dismiss. The Company disputes the allegations of wrongdoing and intends to vigorously defend itself.
Commitments
The Company owns land in the Verona Technology Park in Verona, Wisconsin, where it has constructed an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility to support the Company's manufacturing, process development, and analytical activities.
As of December 31, 2025, the build-out of these facilities was substantially completed, with total costs incurred of $298.5 million. These costs included $173.5 million capitalized to building, $79.1 million capitalized to building relating to the laboratory and office facility, $22.1 million capitalized to manufacturing equipment, $13.3 million in construction in progress relating to the drug manufacturing facility, $7.9 million capitalized to research equipment and $2.6 million capitalized to furniture.
NOTE 8. RELATED PARTY DISCLOSURE
The Company through its consolidated variable interest entity, Visirna, entered into an Asset Transfer Agreement closing on January 15, 2026 (the “Asset Transfer Agreement”) with Bisirna Therapeutics, Inc. (“Bisirna”). See Note 16, Subsequent Events.
Bisirna is considered a related party because the CEO of the consolidated variable interest entity, Visirna, is the owner of Bisirna. Under the Asset Transfer Agreement, Visirna has agreed to sell and transfer certain assets and rights associated with R&D technology to Bisirna, subject to the satisfaction of closing conditions.
As of December 31, 2025, the transaction has not closed and the Company has not recorded any amounts related to the transaction in the accompanying consolidated financial statements.
NOTE 9. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC, which lease expires on April 30, 2027. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.
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
Madison, Wisconsin: The Company leases 110,956 square feet space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	December 31, 2025	September 30, 2025
		(in thousands)

Operating lease assets	Right-of-use assets	$43,361	$43,891
Current operating lease liabilities	Lease liabilities	7,529	7,289
Non-current operating lease liabilities	Lease liabilities, net of current portion	102,129	104,112

		Three Months Ended December 31,
Lease Cost	Classification	2025	2024
		(in thousands)

Operating lease cost	Research and development	$2,729	$2,811
	General and administrative expense	511	493

Variable lease cost (1)	Research and development	952	985
	General and administrative expense	—	—

Total		$4,192	$4,289
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the three months ended December 31, 2025 and 2024, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2025:

Year	Amounts
(in thousands)
2026 (remainder)	$11,929
2027	15,050
2028	13,696
2029	13,985
2030	14,282
2031 and thereafter	100,672
Total	$169,614
Less imputed interest	(59,956)
Total operating lease liabilities (includes current portion)	$109,658
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Cash received for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$—
Right-of-use assets adjusted in exchange for new/amended operating lease liabilities	$—	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,943	$3,840

Weighted-average remaining lease term (in years)	11.5	12.4
Weighted-average discount rate	8.0%	8.0%

NOTE 10. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 1,721,592 awards are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of December 31, 2025.
Under the 2021 Incentive Plan (the “2021 Plan”), 8,000,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of December 31, 2025, 6,789,307 shares have been granted under the 2021 Plan. The total number of shares available for issuance was 1,833,483 shares, which includes 170,898 and 451,892 shares that were forfeited under the 2013 and 2021 Plans, respectively.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2025, 821,145 shares have been granted, net of cancellations, under the Inducement Plan. The total number of shares remaining available for issuance was 11,805 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2025, there were 684,030 and 69,375 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	December 31, 2025
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	621,592	32,151	456,610	1,110,353
Restricted stock units	1,100,000	4,047,992	753,405	5,901,397
Total	1,721,592	4,080,143	1,210,015	7,011,750
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Research and development	$6,376	$6,846
General and administrative	13,214	7,329
Total	$19,590	$14,175
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended December 31, 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2025	1,407,035	$28.90
Granted	—	—
Cancelled or expired	—	—
Exercised	(296,682)	17.19
Outstanding at December 31, 2025	1,110,353	$32.03	3.5	$38,383,567
Exercisable at December 31, 2025	1,110,353	$32.03	3.5	$38,384,567
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended December 31, 2025 and 2024 was $12.6 million and $0.9 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended December 31, 2025 and 2024, was $0 and $0.1 million, respectively.
As of December 31, 2025, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the three months ended December 31, 2025 and 2024.
Visirna ESOP: As of December 31, 2025, Visirna, a subsidiary of the Company, granted 14,612,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended December 31, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $0.2 million and $1.0 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2025	5,810,351	$36.97
Granted	826,288	62.88
Vested	(704,406)	57.34
Forfeited	(30,836)	22.89
Outstanding at December 31, 2025	5,901,397	$38.25
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended December 31, 2025 and 2024, the Company recorded $19.6 million and $14.1 million of expense related to RSUs, respectively. As of December 31, 2025, there was $113.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 11. FAIR VALUE MEASUREMENTS
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 10 - Fair Value Measurements of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of December 31, 2025 and September 30, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
Certificate of deposits	$—	$6,004	$—	$6,004
U.S. government and agency securities	—	126,131	—	126,131
Municipal securities	—	5,999	—	5,999
Commercial notes	—	68,965	—	68,965
Corporate debt securities	—	507,157	—	507,157
Total available-for-sale securities	—	714,256	—	714,256
Short‑term investments
Term deposits	—	711	—	711
Total Short‑term investments	—	711	—	711
Cash equivalents
Money market instruments	52,444	—	—	52,444
Term deposit	—	115,928	—	115,928
Total cash equivalents	52,444	115,928	—	168,372
Total financial assets	$52,444	$830,895	$—	$883,339

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$150,695	$—	$150,695
Certificate of deposits	—	12,019	—	12,019
Municipal securities	—	7,046	—	7,046
Commercial notes	—	13,801	—	13,801
Corporate debt securities	—	509,257	—	509,257
Total available-for-sale securities	—	692,818	—	692,818
Cash equivalents
Money market instruments	64,460	—	—	64,460
Term deposit	—	134,357	—	134,357
Certificate of deposits	—	3,001	—	3,001
Corporate debt securities	—	16,182	—	16,182
Total cash equivalents	64,460	153,540	—	218,000
Total financial assets	$64,460	$846,358	$—	$910,818

NOTE 12. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of December 31, 2025, the estimated effective interest rate was 8.3%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Beginning carrying value	$367,397	$341,361
Milestone payment received	—	—
Non-cash interest expense recognized	7,600	5,415
Ending carrying value	$374,997	$346,776
NOTE 13. FINANCING AGREEMENT
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principle and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principle balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of December 31, 2025, the Company has paid $133.3 million in MOIC payments of which $14.5 million is expected to be applied to principal upon repayment in full. To date, the Company has paid $268.3 million of the loans under the Credit Facility.
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
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $100.0 million if the Company’s market capitalization is above $1.5 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, distributions from certain parties, and other matters customarily restricted in such agreements. Pursuant to the terms of the Financing Agreement, the Company and its Subsidiaries are not permitted to have an aggregate principal amount of convertible indebtedness outstanding at any one time in excess of the greater of $300.0 million and 10% of the market capitalization of the the Company (based on the closing price of the common stock of the the Company on the trading date immediately prior to the incurrence of such indebtedness), but in no event greater than $700.0 million in the aggregate. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
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
The outstanding balance of the Credit Facility consisted of the following:

	December 31, 2025	September 30, 2025
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	80,181	66,942
Accumulated accretion of the MOIC Payment	4,762	3,478
Less: Unamortized debt issuance costs	(13,530)	(13,912)
Less: Current portion of credit facility	(40,000)	(40,000)
Less: Payments	(268,305)	(201,625)
Credit facility, net of current portion	$163,108	$214,883
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Amortization of debt issuance costs	$381	$553
Accretion of the MOIC Payment	1,284	—
Contractual interest expense	13,240	15,678
Total interest expense	$14,905	$16,231

The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principle and accrued interest balance as of December 31, 2025 as well as any mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest and the table does not include MOIC prepayments beyond those contractually determined. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2026 (remainder)	$40,000
2027	40,000
2028	15,000
2029	15,000
2030	15,000
Thereafter	161,549
Total	$286,549
In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 72.9 million Chinese Yuan ($10.4 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. The amount outstanding as of December 31, 2025 was 72.9 million Chinese Yuan ($10.4 million) on the credit facility which was classified as other current liabilities.

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table presents the computation of basic and diluted net income (loss) per share for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Arrowhead Pharmaceuticals, Inc.	$30,811	$(173,085)

Denominator:
Weighted-average basic shares outstanding (1)	137,039	124,848
Effect of dilutive securities	3,667	—
Weighted-average diluted shares outstanding (1)	140,706	124,848

Basic net income (loss) per share	$0.22	$(1.39)
Diluted net income (loss) per share	$0.22	$(1.39)
(1) Includes shares of common stock into which the Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per share because to include them would be anti-dilutive.

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Options	350	739
Restricted stock units	1,314	3,845
Total	1,664	4,584
NOTE 15. SEGMENT INFORMATION

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
Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. The CEO uses consolidated net income (loss) to evaluate income generated from the Company’s business activities in deciding how to allocate company resources (such as pursuing clinical development or entering a strategic collaboration), monitoring budget versus actual results, and establishing management’s compensation. Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:

Research and Development

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Candidate costs	$104,990	$76,896
R&D discovery costs	21,829	12,936
Salaries	30,039	27,145
Facilities related	8,102	7,750
Total research and development expense, excluding non-cash expense	$164,960	$124,727
Stock compensation	6,357	7,549
Depreciation and amortization	5,886	4,726
Total research and development expense	$177,203	$137,002

General & Administrative

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Salaries	$11,940	$7,331
Professional, outside services, and other	18,900	10,126
Facilities related	1,663	1,285
Total general and administrative expense, excluding non-cash expense	$32,503	$18,742
Stock compensation	13,014	7,659
Depreciation/amortization	504	509
Total general and administrative expense	$46,021	$26,910
NOTE 16. SUBSEQUENT EVENTS

Convertible Senior Notes, Common Stock and Pre-Funded Warrants
On January 7, 2026, Arrowhead Pharmaceuticals entered into separate underwriting agreements for concurrent offerings of equity and convertible notes: first, with Jefferies and J.P. Morgan to sell 3,100,776 shares of common stock, $0.001 par value per share, at a public offering price of $64.50 per share, or alternatively in lieu of shares of common stock to certain investors, pre‑funded warrants to purchase up to 1,550,387 shares of common stock, at a public offering price of $64.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. In addition, the Company granted the equity underwriters a 30-day option to purchase up to an additional 456,116 shares of common stock, on the same terms and conditions, which the equity underwriters exercised in full on January 8, 2026. The net proceeds from this equity offering was approximately $216.6 million after deducting customary underwriting discounts and offering expenses. These securities were issued under the Company’s automatic shelf registration statement, which closed on January 9, 2026.
Also on January 7, 2026, Arrowhead agreed with J.P. Morgan and Jefferies to issue $625.0 million of 0.00% convertible senior notes due 2032, with an additional $75.0 million overallotment option exercised in full on January 8, 2026. The net proceeds from the convertible notes offering are to be approximately $681.3 million, after deducting customary underwriting discounts and offering expenses. These securities were issued under the Company’s automatic shelf registration statement, which closed on January 12, 2026.
In connection with the convertible notes, Arrowhead entered into privately negotiated capped call transactions with one or more of the underwriters of the note offering or their affiliates or one or more other financial institutions. The capped call transactions will cover, subject to anti-dilution adjustments substantially similar to those applicable to the notes, the number of shares of Arrowhead’s common stock underlying the notes and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transaction. The cap price of the capped call transaction is approximately $119.33 per share (which represents a premium of approximately 85.0% over the public offering price per share of the Company’s common stock in the equity offering). The cost of the capped call transaction was approximately $47.9 million.

Asset Transfer Agreement with Bisirna Therapeutics, Inc (“Bisirna”)
On January 15, 2026, the consolidated variable interest entity, Visirna, closed on an Asset Transfer Agreement with Bisirna to sell and transfer certain assets and rights associated with R&D technology. The purchase price was $19.0 million, payable as (i) $9.0 million in paid-in-full warrants (exercise price of $0.18 per share) issued by Bisirna at the closing of the asset transfer, and (ii) $10.0 million of Bisirna Series A preferred shares, which were issued upon the closing of Bisirna’s Series A equity financing on January 15, 2026.
The Company is currently evaluating the financial statement impact of the transaction, including the accounting for the consideration received and any contingent consideration.

China NMPA NDA Approval and FCS Milestone
On January 5, 2026, the consolidated variable interest entity, Visirna, received NDA approval from the National Medical Products Administration (“NMPA”) in China for REDEMPLO. This approval triggered a $10.0 million regulatory milestone under the Sanofi License Agreement. The milestone payment is expected to be recognized as revenue in the second quarter of fiscal year 2026. The impact of this event was not reflected in the consolidated financial statements as of December 31, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” “potential,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, sales of REDEMPLO (plozasiran), our expectations regarding regulatory approval for and commercial launch of plozasiran, operating income, research and development expenses, cash flows, capital requirements and payments to third parties.
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
OVERVIEW
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and modes of delivery, the Company’s therapies trigger the RNAi interference mechanism to induce rapid, deep and durable knockdown of target genes. RNAi is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. RNAi-based therapeutics seek to leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.
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
The Company's products:
•REDEMPLO® (Greater China rights out-licensed to Sanofi), indicated as an adjunct to diet to reduce triglycerides in adults with Familial Chylomicronemia Syndrome (FCS), which has received regulatory approvals in the United States, Canada, and China
The Company’s clinical pipeline includes:
•Severe Hypertriglyceridemia - plozasiran (formerly ARO-APOC3, Greater China rights out-licensed to Sanofi);
•Homozygous familial hypercholesterolemia (HoFH) - zodasiran (formerly ARO-ANG3);
•Cardiovascular disease - olpasiran (formerly AMG 890 or ARO-LPA, out-licensed to Amgen);
•Mixed hyperlipidemia – ARO-DIMER-PA (Greater China rights out-licensed to Sanofi);
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
•Huntington’s disease – SRP-1005 (formerly ARO-HTT, out-licensed to Sarepta)
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
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
The First Quarter of Fiscal 2026 Business Highlights
The bullets below highlight key developments in our business during the first quarter of fiscal year 2026:
•Filed a request for regulatory clearance to initiate a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company’s investigational RNAi therapeutic being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia. ARO-DIMER-PA is designed to silence expression of the proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3 (APOC3) genes. This represents an important step forward for the RNAi field as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead’s innovative and proprietary TRiM platform.;
•On November 20, 2025, the Company earned a $200.0 million milestone payment from Sarepta Therapeutics, Inc., which was triggered on November 20, 2025, when the Company reached the second of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1);
•Initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-MAPT, the Company’s investigational RNAi therapeutic being developed as a potential treatment for tauopathies including Alzheimer’s disease, a progressive neurodegenerative disease characterized by cognitive and functional decline;
•Announced that the FDA has granted Breakthrough Therapy designation to investigational plozasiran as an adjunct to diet to reduce triglyceride (TG) levels in adults with severe hypertriglyceridemia (SHTG) (TG levels greater than or equal to 500 mg/dL);
•The FDA approved the Company's New Drug Application (NDA) for REDEMPLO injection for Familial Chylomicronemia Syndrome (FCS), on November 18, 2025. This approval was supported by clinical data from the Phase 3 PALISADE study, a randomized, double-blind, placebo-controlled trial in adults with clinically diagnosed or genetically confirmed FCS. The PALISADE study met its primary endpoint and all multiplicity-controlled key secondary endpoints, including demonstrating significant reductions in triglycerides and APOC3. In PALISADE, 25 mg REDEMPLO achieved deep and durable reductions in triglycerides, with a median change from baseline of -80% versus -17% in the pooled placebo group, and a lower numerical incidence of acute pancreatitis compared with placebo; and
•Entered into a global licensing and collaboration agreement with Novartis Pharma AG ("Novartis") on August 29, 2025, which closed on October 17, 2025. Closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Upon closing, the Company received $200.0 million as an upfront payment on October 23, 2025. Additionally, the Company is eligible to receive up to $2.0 billion in potential milestone payments plus royalties on commercial sales.
The bullets below highlight other key developments in our business subsequent to the first quarter of fiscal year 2026:
•Completed upsized offerings of convertible senior notes, common stock, and pre-funded warrants with gross proceeds of $930.0 million, which strengthened the Company’s balance sheet.
•Announced interim results from two Phase 1/2a clinical trials of ARO-INHBE and ARO-ALK7, the Company’s investigational RNAi therapeutics being developed as potential treatments for obesity, showing for patients enrolled in the study that's:
◦ARO-INHBE in combination with tirzepatide, a GLP-1/GIP receptor co-agonist, nearly doubled weight loss at week 16 and roughly tripled reductions in visceral fat, total fat, and liver fat versus tirzepatide alone in obese patients with type 2 diabetes mellitus at those same endpoints at week 12.
◦ARO-ALK7, the first RNAi-therapeutic to show adipocyte gene target silencing in a clinical trial, achieved dose dependent reductions in adipose ALK7 mRNA with a mean reduction of -88% at the 200 mg dose at week 8 with a maximum reduction of -94%.
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Revenue	$264,033	$2,500
Operating income (loss)	$40,809	$(161,412)
Net income (loss) attributable to Arrowhead	$30,811	$(173,085)
Net income (loss) per diluted share attributable to Arrowhead	$0.22	$(1.39)
Revenue
Total revenue for the three months ended December 31, 2025 increased by $261.5 million, from the same period of 2024. The change was primarily driven by the revenue recognition associated with Sarepta, Novartis and Sanofi license agreements as discussed below.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.

Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. During the three months ended December 31, 2025, the Company recorded $229.5 million in revenue.
Novartis: On August 29, 2025, the Company entered into the Novartis Collaboration Agreement with Novartis for the development and commercialization of multiple preclinical programs in rare, genetic diseases of the central nervous system. During the three months ended December 31, 2025, the Company recorded $34.2 million in revenue.
Visirna: On August 1, 2025, Visirna HK, a wholly owned subsidiary of Visirna Therapeutics, Inc, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement with Sanofi, pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated, April 25, 2022 (the “Visirna License Agreement”). During the three months ended December 31, 2025, the Company recorded $0.2 million in revenue.
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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023, upon signing the GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. The Company did not recognize any revenue during the three months ended December 31, 2025.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three months ended December 31, 2025 and 2024 are shown in the tables below.
Research and Development (“R&D”) Expenses
Research and development expenses consist of expenses for drug candidate and drug discovery costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities. The Company does not fully track research and development expenses by individual research and development projects, or by individual drug candidates.
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended December 31, 2025	% of Expense Category	Three Months Ended December 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$104,990	59%	$76,896	56%	$28,094	37%
R&D discovery costs	21,829	12%	12,936	9%	8,893	69%
Salaries	30,039	17%	27,145	20%	2,894	11%
Facilities related	8,102	5%	7,750	6%	352	5%
Total research and development expense, excluding non-cash expense	$164,960	93%	$124,727	91%	$40,233	32%
Stock compensation	6,357	4%	7,549	6%	(1,192)	(16)%
Depreciation and amortization	5,886	3%	4,726	3%	1,160	25%
Total research and development expense	$177,203	100%	$137,002	100%	$40,201	29%
Candidate costs increased $28.1 million, or 37%, for the three months ended December 31, 2025 compared to the same period of 2024. The increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher outsourced clinical trial costs, manufacturing, and toxicity study costs.
R&D discovery costs increased $8.9 million, or 69%, for the three months ended December 31, 2025 compared to the same period of 2024. This increase primarily reflects higher R&D discovery activity associated with ongoing discovery efforts and expansion into novel therapeutic areas and tissue types; partially offset by lower partnership cost.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $2.9 million, or 11%, for the three months ended December 31, 2025 compared to the same period of 2024. The increase was primarily due to an increase in headcount that has occurred as the Company has expanded its pipeline of candidates and worked to prepare for the manufacture of commercial material at the Verona facility, as well as annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison and Verona, Wisconsin. These expenses increased $0.4 million, or 5%, for the three months ended December 31, 2025 compared to the same period of 2024. This increase was primarily due to expenses, such as utilities and repair and maintenance charges, associated with the expanded manufacturing facilities in Verona, Wisconsin to support manufacturing operations.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense decreased $1.2 million, or 16%, for the three months ended December 31, 2025 compared to the same period of 2024. The decrease was primarily related to stock options award expense incurred in the first fiscal quarter 2024 related to Visirna, our variable interest entity, that did not repeat in the first fiscal quarter 2025.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $1.2 million, or 25% for the three months ended December 31, 2025 compared to the same period of 2024. The increase was primarily attributable to the transfer of additional manufacturing equipment following the completion of certification, qualification and validation to support manufacturing operations.
General & Administrative Expenses
The following table provides details of general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended December 31, 2025	% of Expense Category	Three Months Ended December 31, 2024	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$11,940	26%	$7,331	27%	$4,609	63%
Professional, outside services, and other	18,900	41%	10,126	38%	8,774	87%
Facilities related	1,663	4%	1,285	5%	378	29%
Total general & administrative expense, excluding non-cash expenses	$32,503	71%	$18,742	70%	$13,761	73%
Stock compensation	13,014	28%	7,659	28%	5,355	70%
Depreciation and amortization	504	1%	509	2%	(5)	(1)%
Total general & administrative expenses	$46,021	100%	$26,910	100%	$19,111	71%
Salaries expense increased $4.6 million, or 63%, for the three months ended December 31, 2025 compared to the same period of 2024. The increase was driven by higher headcount required to support the Company’s growth as the Company prepared for commercialization as well as of annual salary increases.
Professional, outside services, and other expenses include costs related to legal, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $8.8 million, or 87%, for the three months ended December 31, 2025 compared to the same period of 2024. The increase was mainly due to professional services associated with commercialization as the Company initiated a product launch, including costs for data analytics, marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $0.4 million, or 29%, for the three months ended December 31, 2025 compared to the same period of 2024. The increase was primarily driven by higher staff amenities expenses driven by higher headcount.
Stock compensation expense, a non-cash expense, is based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. These expenses increased $5.4 million, or 70%, for the three months ended December 31, 2025 compared to the same periods of 2024. The increase was primarily due to recognition of compensation expense related to a performance-based restricted stock unit award following the achievement of a pre-specified performance milestone.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other (Expense) Income
Other (expense) income is primarily related to interest income and expense. Other expense decreased $1.2 million for the three months ended December 31, 2025 compared to the same period of 2024. The decrease was primarily due to higher income from increased investment yields.
Net Income (Loss)
Net income attributable to Arrowhead Pharmaceuticals, Inc. was $30.8 million for the three months ended December 31, 2025, compared to a net loss attributable to Arrowhead Pharmaceuticals, Inc. of $173.1 million for the three months ended December 31, 2024. Net income per diluted share was $0.22 for the three months ended December 31, 2025, compared to a net loss per diluted share of $1.39 for the three months ended December 31, 2024. The increase in net income attributable to Arrowhead Pharmaceuticals, Inc. for the three months ended December 31, 2025 compared to the same period of 2024 was primarily due to an increase in revenue from the Sarepta Collaboration Agreement, partially offset by higher research and development expenses, associated with the expansion of the Company's pipeline and progression through clinical trial phases.

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
The Company’s cash, cash equivalents and restricted cash was $201.6 million as of December 31, 2025 compared to $226.5 million as of September 30, 2025. Cash invested in available-for-sale securities was $715.0 million as of December 31, 2025 compared to $692.8 million as of September 30, 2025.
In August 2024, the Company entered into the Credit Facility, which provides for a senior secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company received net proceeds of $388.9 million, after issuance costs as of September 30, 2024.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. The Company is eligible to receive additional milestones of up to $250.0 million over the 12 months from December 31, 2025, inclusive of the second DM1 milestone payment of $200.0 million earned in November 2025 and received in January 2026.
On August 29, 2025, the Company entered into a licensing and collaboration agreement with Novartis. Upon closing in October 2025, the Company received $200.0 million as an upfront payment.
On December 10, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the “Amended and Restated Sale Agreement”) with Jefferies LLC, acting as sales agent and/or principal, which amended and restated the Company’s prior open market sale agreement in its entirety. Pursuant to the Amended and Restated Sale Agreement, the Company may, from time to time, sell shares of the Company’s common stock through Jefferies LLC in an at-the-market offering, up to the maximum program amount permitted under the Company’s effective shelf registration statement. As of December 31, 2025, the Company had sold approximately 689,000 shares of common stock under the Amended and Restated Sale Agreement, generating gross proceeds of $48.2 million and net proceeds of $46.8 million, after deducting commissions and offering costs.
Based upon the Company's current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund its operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
The following table presents a summary of cash flows:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$13,481	$(146,272)
Investing activities	(23,742)	76,910
Financing activities	(14,750)	20,634
Net decrease in cash, cash equivalents and restricted cash	$(25,011)	$(48,728)

Cash, cash equivalents and restricted cash at end of period	$201,643	$53,889
During the three months ended December 31, 2025, cash flow provided by operating activities was $13.5 million, which was primarily due to $200.0 million of cash received as part of the Novartis agreement which was recorded in deferred revenue, increase in ongoing expenses related to the Company's research and development programs and general and administrative expenses, partially offset by the increase in accounts receivable relating to the achievement of the ARO-DM1 development milestone of $200 million per the Sarepta Collaboration Agreement. Cash used in investing activities amounted to $23.7 million, which was primarily attributable to investment purchases of $136.9 million, and capital expenditures of $2.1 million, partially offset by proceeds from maturities of investments of $115.3 million. Cash used in financing activities of $14.8 million was primarily due to the repayment of the credit facility of $66.7 million, partially offset by $46.8 million in proceeds received from the issuance of common stock under the ATM Offering and $5.1 million from the exercise of stock options (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”).
During the three months ended December 31, 2024, cash flow used in operating activities was $146.3 million, which was primarily due to the ongoing expenses related to the Company’s research and development programs and general and administrative expenses. Cash used in investing activities was $76.9 million, which was primarily attributable to capital expenditures of $7.5 million and investment purchases of $33.7 million, partially offset by proceeds from sales and maturities of investments of $118.2 million. Cash provided by financing activities of $20.6 million was primarily related to cash received from the issuance of common stock as well as stock option exercises.
Contractual Obligations
The Company entered into a global licensing and collaboration agreement with Novartis on August 29, 2025, which closed on October 17, 2025 (see Note 2). There has been no other material change in the Company’s contractual obligations from that described in Item 7 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s exposure to market risk from that described in Item 7A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Except as described in Note 7 - Commitments and Contingencies, there have been no other material developments in the legal proceedings that the Company disclosed in Part I, Item 3 of its Annual Report on Form 10-K for the year ended September 30, 2025.
ITEM 1A.    RISK FACTORS
The Company’s business, results of operations and financial conditions are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There have been no material changes from the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION

(c) Trading Plans
During the quarter ended December 31, 2025, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Christopher Anzalone	President and Chief Executive Officer	12/22/2025	01/31/2030	1,871,805	n/a
James Hamilton	Chief Medical Officer, Head of R&D	12/02/2025	03/05/2027	n/a	44,000
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

3.3*	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023

4.1.*†	Amendment No. 2 to Financing Agreement between Arrowhead Pharmaceuticals, Inc. and Sixth Street Lending Partners dated August 7, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: February 5, 2026

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Daniel Apel
Daniel Apel Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)