Form 10-Q
period 2026-03-31
ARROWHEAD PHARMACEUTICALS, INC.
filed 2026-05-07
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2026 was 140,857,021.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$147,531	$88,706
Cash at variable interest entity	40,986	137,842
Accounts receivable	15,685	6,824
Available-for-sale securities, at fair value and short-term investments	1,595,574	692,818
Prepaid expenses	21,721	10,933
Other current assets	18,254	13,516
Total current assets	1,839,751	950,639
Property, plant and equipment, net	374,822	382,515
Intangible assets, net	6,011	6,861
Right-of-use assets	42,794	43,891
Other assets	4,887	1,389
Total Assets	$2,268,265	$1,385,295
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	30,747	$17,674
Accrued expenses	76,585	90,419
Accrued payroll and benefits	20,366	26,895
Lease liabilities	7,774	7,289
Deferred revenue	108,543	2,399
Credit facility	40,000	40,000
Other liabilities	11,205	10,811
Total current liabilities	295,220	195,487
Long-term liabilities:
Lease liabilities, net of current portion	100,106	104,112
Deferred revenue, net of current portion	48,615	—
Liability related to the sale of future royalties	383,829	367,397
Credit facility, net of current portion	159,639	214,883
Convertible notes, net	681,940	—
Total long-term liabilities	1,374,129	686,392
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; 143,232 shares issued and 140,571 outstanding as of March 31, 2026 and 138,363 shares issued and 135,702 outstanding as of September 30, 2025	236	231
Additional paid-in capital	2,395,267	2,139,725
Accumulated other comprehensive income	742	6,443
Accumulated deficit	(1,729,075)	(1,627,154)
Treasury stock; at cost; 2,661 shares of common stock at March 31, 2026 and September 30, 2025	(53,193)	(53,193)
Stockholders’ equity	613,977	466,052
Noncontrolling interest	(15,061)	37,364
Total noncontrolling interest and stockholders’ equity	598,916	503,416
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$2,268,265	$1,385,295
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$73,737	$542,709	$337,770	$545,209
Operating expenses:
Research and development	173,253	133,102	350,456	270,104
Selling, general and administrative	41,744	28,405	87,765	55,315
Total operating expenses	214,997	161,507	438,221	325,419
Operating (loss) income	(141,260)	381,202	(100,451)	219,790

Other income (expense):
Interest income	16,869	9,615	26,560	17,217
Interest expense	(23,846)	(21,639)	(46,351)	(43,285)
Loss on equity method investment	(6,719)	—	(6,719)	—
Gain on VIE's sale of IPR&D assets	19,000	—	19,000	—
Other, net	(1,609)	438	(1,332)	779
Total other income (expense)	3,695	(11,586)	(8,842)	(25,289)
(Loss) income before income tax expense and noncontrolling interest	(137,565)	369,616	(109,293)	194,501
Income tax expense	7	1,753	35	1,856
Net (loss) income including noncontrolling interest	$(137,572)	$367,863	$(109,328)	$192,645
Net loss attributable to noncontrolling interest, net of tax	(4,840)	(2,582)	(7,409)	(4,715)
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(132,732)	$370,445	$(101,919)	$197,360

Net (loss) income per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(0.93)	$2.78	$(0.73)	$1.53
Diluted	$(0.93)	$2.75	$(0.73)	$1.52
Weighted-average shares used in calculating
Basic	142,417	133,363	139,762	129,059
Diluted	142,417	134,484	139,762	130,265

Comprehensive (loss) income:
Net (loss) income including noncontrolling interest	$(137,572)	$367,863	$(109,328)	$192,645
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(6,934)	653	(6,788)	146
Foreign currency translation adjustments	990	(400)	1,100	(506)
Total other comprehensive (loss) income	(5,944)	253	(5,688)	(360)
Comprehensive (loss) income	(143,516)	368,116	(115,016)	192,285
Comprehensive loss attributable to noncontrolling interest	(4,425)	(2,582)	(6,966)	(4,715)
Comprehensive (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(139,091)	$370,698	$(108,050)	$197,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416
Stock-based compensation	—	—	19,371	—	—	—	—	—	19,371
Exercise of stock options	296	—	5,098	—	—	—	—	—	5,098
Common stock - restricted stock units vesting	704	1	1	—	—	—	—	—	2
Issuance of common stock under at-the-market offering, net of issuance costs	689	1	46,831	—	—	—	—	—	46,832
Foreign currency translation adjustments	—	—	—	110	—	—	—	—	110
Unrealized gains on available-for-sale securities, net	—	—	—	146	—	—	—	—	146
Dividends declared by variable interest entity to noncontrolling shareholders	—	—	—	—	—	—	—	(40,520)	(40,520)
Net income (loss)	—	—	—	—	30,811	—	—	(2,569)	28,242
Balance at December 31, 2025	140,052	$233	$2,211,026	$6,699	$(1,596,343)	(2,661)	$(53,193)	$(5,725)	$562,697
Stock-based compensation	—	—	16,670	—	—	—	—	—	16,670
Exercise of stock options	121	—	1,968	—	—	—	—	—	1,968
Common stock - restricted stock units vesting	1,043	1	—	—	—	—	—	—	1
Issuance of common stock in follow-on offering, net of issuance costs	2,016	2	116,605	—	—	—	—	—	116,607
Issuance of pre-funded warrants	—	—	99,998	—	—	—	—	—	99,998
Purchase of Capped Calls related to the 2026 Convertible Note	—	—	(47,880)	—	—	—	—	—	(47,880)
Foreign currency translation adjustments	—	—	—	990		—	—	—	990
Unrealized losses on available-for-sales securities	—	—	—	(6,934)		—	—	—	(6,934)
Change in ownership interest in consolidated VIE	—	—	(3,120)	(13)	—	—	—	3,133	—
Gain on VIE's sale of IPR&D assets	—	—	—	—	—	—	—	(7,629)	(7,629)
Net loss	—	—	—	—	(132,732)	—	—	(4,840)	(137,572)
Balance at March 31, 2026	143,232	$236	$2,395,267	$742	$(1,729,075)	(2,661)	$(53,193)	$(15,061)	$598,916

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—	—	—
Issuance of pre-funded warrants	—	—	25,000	—	—	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	—	—	(106)
Unrealized losses on available-for-sale securities, net	—	—	—	(507)	—	—	—	—	(507)
Net loss	—	—	—	—	(173,085)	—	—	(2,133)	(175,218)
Balance at December 31, 2024	124,655	$217	$1,846,843	$4,137	$(1,798,608)	—	$—	$3,486	$56,075
Stock-based compensation	—	—	16,027	—	—	—	—	—	16,027
Exercise of stock options	353	—	2,619	—	—	—	—	—	2,619
Common stock - restricted stock units vesting	1,128	1	—	—	—	—	—	—	1
Common stock issued	11,926	12	241,375	—	—	—	—	—	241,387
Foreign currency translation adjustments	—	—	—	(400)	—	—	—	—	(400)
Unrealized gains on available-for-sale securities	—	—	—	653	—	—	—	—	653
Net income (loss)	—	—	—	—	370,445	—	—	(2,582)	367,863
Balance at March 31, 2025	138,062	$230	$2,106,864	$4,390	$(1,428,163)	—	$—	$904	$684,225
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(109,328)	$192,645
Adjustments to reconcile net (loss) income to net cash flow from operating activities
Stock-based compensation	36,041	31,236
Depreciation and amortization	12,758	11,319
Accretion of available-for-sale securities premiums/discounts	(2,515)	(2,788)
Amortization of convertible notes issuance costs	657	—
Realized gain on investments	(19)	—
Non-cash interest expense on liability related to the sale of future royalties	16,432	10,915
Non-cash interest expense on credit facility	29,262	32,369
Loss on equity method investment	6,719	—
Gain on VIE's sale of IPR&D assets	(19,000)	—
Non-cash transfer of property and equipment to affiliate	555	—
Changes in operating assets and liabilities:
Accounts receivable	(8,861)	(2,365)
Prepaid expenses and other current assets	(8,413)	(20,936)
Accounts payable	13,073	(1,717)
Accrued expenses	(22,136)	18,921
Deferred revenue	154,760	43,268
Operating lease, net	(2,423)	(2,255)
Other	361	3,169
Net cash provided by operating activities	97,923	313,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,713)	(12,813)
Purchases of available-for-sale securities	(1,061,577)	(677,892)
Proceeds from sales of available-for-sale securities	23,748	—
Proceeds from maturities of available-for-sale securities	124,518	347,402
Net cash used in investing activities	(918,024)	(343,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	10,146	3,253
Proceeds from issuance of warrants	99,998	25,000
Proceeds from issuance of convertible notes	700,000	—
Payments of debt issuance costs	(18,716)	(5,000)
Purchase of capped calls	(47,880)	—
Proceeds from issuance of common stock related to ATM offering	48,156	241,388
Payments of issuance costs of common stock related to ATM offering	(1,324)	—
Proceeds from issuance of common stock related to follow-on offering	130,000	—
Payments of issuance costs of common stock related to follow-on offering	(13,393)	—
Repayments of credit facility	(84,506)	(151,625)
Dividends paid by variable interest entity to noncontrolling shareholders	(41,514)	—
Net cash provided by financing activities	780,967	113,016

Net (decrease) increase in cash, cash equivalents and restricted cash	(39,134)	83,494

Effect of exchange rate on cash, cash equivalents and restricted cash	1,103	(470)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	226,548	102,685
END OF PERIOD	$188,517	$185,709

Supplemental disclosure of cash flows:
Interest paid	$—	$(19)
Income taxes paid	$(21,565)	$(81)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$334	$358
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
Approved Products

REDEMPLO® (plozasiran) is approved by the U.S. Food and Drug Administration (“FDA”) as an adjunct to diet to reduce triglycerides for adults with Familial Chylomicronemia Syndrome (“FCS”). REDEMPLO is also approved by the Chinese National Medical Products Administration (“NMPA”), Health Canada, and the Australian Therapeutic Goods Administration (TGA) for the same indication. REDEMPLO also received a positive Committee for Medicinal Products for Human Use (“CHMP”) opinion recommending approval to reduce triglycerides in adults with FCS in Europe. The European Commission is expected to issue a decision on REDEMPLO’s Marketing Authorization in the second calendar quarter of 2026.
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

Consolidation and Basis of Presentation
The interim Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Wholly-owned subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited, Arrowhead Pharmaceuticals NZ Limited. The Company’s variable interest entity is Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of March 31, 2026 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for more complete descriptions and discussions. Operating results and cash flows for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
The Company operates as a single segment as the chief operating decision maker (“CODM”), reviews operating results on an aggregate basis and manages the operations as a single operating segment. Refer to Note 16, Segment Information, for further details on the segment information.

Liquidity
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements, the sale of certain future royalties and issuance of convertible debt. Research and development activities have required significant investment since the Company’s inception and are expected to continue to require significant cash expenditure in the future, particularly as the Company’s pipeline of drug candidates and its headcount have both expanded. Additionally, significant investment will be required as a growing commercial-stage Company and as the Company’s pipeline matures into later stage clinical trials.
As of March 31, 2026, the Company had $188.5 million in cash, cash equivalents and restricted cash ($1.9 million in restricted cash) and $1,595.6 million in available-for-sale securities to fund operations.
In total, the Company is eligible to receive up to $15.2 billion in additional developmental, regulatory and sales milestones based on programs that have been partnered, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, other than below:
Equity method investment
The Company accounts for investments over which it has significant influence but not control under the equity method. The investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and are included in other assets in the accompanying consolidated balance sheets. The Company presents income or losses from equity investments as loss on equity method investment on the consolidated statements of operations and comprehensive (loss) income. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding or commits to guarantee investee liabilities. As of March 31, 2026, the Company had an equity method investment in Bisirna Therapeutics, Inc. (“Bisirna”). Refer to Note 8, Equity Method Investment, for further details.
Convertible debt
The Company accounts for its convertible debt instrument as a single unit of accounting, classified as a liability, as the conversion features do not require bifurcation as a derivative under ASC 815-15 and the convertible debt instrument was not issued at a substantial premium. The Company records debt issuance costs as contra-liabilities in the consolidated balance sheets at issuance, and amortizes them over the contractual term of the convertible debt instrument based on the effective interest method.
The balance of the convertible notes presented in the consolidated balance sheets represents the principal balance of the convertible debt instrument less the unamortized portion of the debt issuance costs.
As of March 31, 2026, the Company had outstanding convertible notes, which mature on January 15, 2032. Refer to Note 14, Convertible Notes, for further details.
Recent Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable
and Contract Asset. This ASU allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. The ASU will become effective for the Company beginning October 1, 2026, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, in November 2024, and ASU 2025-01, Clarifying the Effective Date. These updates require entities to provide disaggregated disclosures of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning October 1, 2027, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This guidance became effective for the Company beginning on October 1, 2025. The Company is currently evaluating the impact of this new ASU on its financial statements and plans to adopt ASU 2023-09 on a prospective basis during this fiscal year.

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized from our collaboration and license agreements:

	Three Months Ended March 31,		Sixth Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
GSK	$—	$3	$—	$2,503
Sarepta	41,735	542,706	271,199	542,706
Novartis	20,471	—	54,713	—
Sanofi	10,533	—	10,742	—
Total	$72,739	$542,709	$336,654	$545,209
The following table summarizes the balance of receivables, contract assets and contract liabilities related to the Company’s collaboration and license agreements, which, as of March 31, 2026, relate solely to the Company’s agreements with Sarepta, Novartis and Sanofi:

	March 31, 2026	September 30, 2025
	(in thousands)
Receivables included in accounts receivable	$14,512	$6,824
Contract assets included in other current assets	$—	$—
Contract liabilities included in deferred revenue, current	$108,543	$2,399
Contract liabilities included in deferred revenue, non-current	$48,615	$—
Deferred revenue consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$155,931	$—	$2,399	$—
Deferred revenue additions	63,434	585,974	480,672	585,974
Revenue recognized	(62,207)	(542,706)	(325,913)	(542,706)
Balance at end of period	157,158	43,268	157,158	43,268
Plus contract assets included in other current assets	—	—	—	—
Less deferred revenue, current	(108,543)	(43,268)	(108,543)	(43,268)
Deferred revenue, non-current	$48,615	$—	$48,615	$—
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
The Company has completed its performance obligation related to the upfront payment under the GSK-HSD License Agreement, and accordingly the $120.0 million upfront payment was fully recognized in the year ended September 30, 2022. Further, GSK dosed the first patient in a Phase 2b trial in March 2023 and paid a $30.0 million milestone payment to the Company in the third quarter of fiscal 2023.
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
As of March 31, 2026, the Company had no contract assets and liabilities recorded.

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
Under the terms of the GSK-HBV Agreement, the Company received $2.7 million in December 2023 upon signing the amended GSK-HBV Agreement. Further, GSK dosed the fifth patient in a Phase 2 trial in December 2024, triggering a $2.5 million milestone payment to the Company which was paid in the second quarter of fiscal 2025. The Company is eligible to receive up to $830.0 million in development and sales milestone payments under the GSK-HBV Agreement.
As of March 31, 2026, the Company had no contract assets and liabilities recorded.
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
The Company determined that the key deliverables included the license and certain research and development services including the Company’s responsibilities to complete the initial portion of the SEQUOIA study, to complete the ongoing Phase 2 AROAAT2002 study, and to ensure certain manufacturing of fazirsiran drug product is completed and delivered to Takeda (the “Takeda R&D Services”). Due to the specialized and unique nature of these Takeda R&D Services and their direct relationship with the license, the Company determined that these deliverables represent one distinct bundle and, thus, one performance obligation. Takeda is responsible for managing clinical development and commercialization outside the United States. Within the United States, the Company and Takeda are responsible in the co-development and co-commercialization efforts. The Company considers the collaborative activities, including the co-development and co-commercialization, to be a separate unit of account within Topic 808, and as such, these co-funding amounts are recorded as research and development expenses or selling, general and administrative expenses, as appropriate.
Under the terms of the Takeda License Agreement, the Company received $300.0 million as an upfront payment in January 2021 and an additional $40.0 million upon Takeda’s initiation of a Phase 3 REDWOOD clinical study of fazirsiran in March 2023, and is eligible to receive up to $527.5 million in additional potential development, regulatory and commercial milestones.
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of March 31, 2026.
As of March 31, 2026, the accrued expense balance is $32.7 million that was primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of March 31, 2026.
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
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Closing date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company is entitled to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible to receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. At contract inception, the transaction price was determined to be $904.9 million, consisting of fixed consideration of $833.6 million and estimated variable consideration of $71.2 million. The fixed consideration was allocated to all performance obligations based on their relative standalone selling price. The variable consideration was allocated to the performance obligation to which it is determined to be related, which is the respective development work that is being reimbursed. Standalone selling prices for the product licenses were determined using an adjusted market-based approach through the net present value of the expected future cash flows for each program. Standalone selling prices for the research and development work were determined based on an expected cost plus margin approach. During the fourth quarter of fiscal 2025, the Company earned the first of two ARO-DM1 development milestone payment of $100.0 million, of which $50.0 million was settled in cash and the remaining $50.0 million was settled through the repurchase of Company's common stock. In November 2025, the Company earned the second of two $200.0 million ARO-DM1 development milestone payments and received the milestone payment in January 2026. In February 2026, the Company earned and received the first installment of the annual fee payment of $50.0 million.
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
For the three months ended March 31, 2026, Sarepta exercised its contractual step‑in right under the Sarepta Collaboration Agreement with respect to certain C1 programs, pursuant to which Sarepta will assume responsibility for ongoing clinical trials for such programs on mutually agreed transition dates. Sarepta’s exercise of the step‑in right represents a contract modification under ASC 606, as it reduces both the scope of the Company’s remaining obligations and the amount of variable consideration related to reimbursable research and development costs for the affected C1 programs. The Company evaluated the modification and determined that the remaining research and development activities to be performed after the modification are not distinct from those performed prior to the modification and, accordingly, the modification is accounted for as part of the original performance obligation through a cumulative catch‑up adjustment. For the three months ended March 31, 2026, the Company did not record a cumulative catch‑up adjustment to revenue, as the revised C1 reimbursement budgets remain subject to mutual agreement between Sarepta and the Company. As a result, the associated variable consideration is constrained until the uncertainty is resolved. Any cumulative catch‑up adjustment will be recognized in future periods when the uncertainty related to the variable consideration is subsequently resolved. The contract modification did not impact revenue previously recognized related to the four C1 licenses, which were delivered as distinct performance obligations.
In December 2025, pursuant to the Sarepta Collaboration Agreement, the Company entered into a clinical supply agreement with Sarepta (the “Sarepta Clinical Supply Agreement”), whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities. For the three months ended March 31, 2026, the Company recorded $37.4 million and $4.3 million in revenue under the Sarepta Collaboration Agreement and the Sarepta Clinical Supply Agreement, respectively. As of March 31, 2026, the Company held $14.0 million in accounts receivable and $11.1 million in current deferred revenue, relating to the Sarepta Collaboration Agreement and the Sarepta Clinical Supply Agreement. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the rest of the targets within the C3 programs.

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
The Company identified multiple performance obligations under the Novartis Collaboration Agreement. They include the ARO-SNCA preclinical stage program licenses and research and development activities, and CT programs licenses and research and development activities. Each of the programs were determined to represent one performance obligation, as the customer cannot benefit from the use of the product license at the point of transfer until the specified research and development activities are performed. As such, each of the product licenses and respective research and development work will be combined to form one performance obligation. For these performance obligations, revenue is recognized over time as the work is performed.
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
For the three months ended March 31, 2026, the Company recorded $20.5 million in revenue from Novartis. As of March 31, 2026, the Company recorded $97.4 million in current deferred revenue and $48.6 million in non-current deferred revenue, related to the Novartis Collaboration Agreement. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities.
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
Visirna identified the licenses as defined in the agreement as the performance obligations under the Asset Purchase Agreement. The performance obligations for the licenses was satisfied in the fourth quarter of fiscal 2025 upon delivery. The fixed consideration of $130.0 million was allocated to the performance obligations. The Company recognizes approval milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone events will not be achieved. The Company has also applied the sales-based scope exception to the royalty-based payments.
In January 2026, the NMPA approved REDEMPLO in Greater China, which triggered a $10.0 million milestone payment to Visirna. The Company is also eligible to receive royalties from Sanofi on net commercial product sales in Greater China under the Sanofi License Agreement. For the three months ended March 31, 2026, the Company recorded $10.5 million in revenue and $0.5 million in accounts receivable as of March 31, 2026 under the Sanofi License Agreement. The Sanofi License Agreement may be terminated by either party in the event of a material breach as defined therein. Unless earlier terminated, the Sanofi License Agreement expires on a product-by-product basis, upon the date of expiration of the relevant royalty term for such product in Greater China.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	March 31, 2026	September 30, 2025
	(in thousands)
Land	$2,996	$2,996
Buildings	252,932	251,317
Research equipment	62,685	62,758
Manufacturing equipment	24,726	18,588
Furniture	5,594	5,594
Computers and software	970	1,064
Leasehold improvements	104,448	104,425
Construction in progress	11,756	15,942
	466,107	462,684
Less: Accumulated depreciation and amortization	(91,285)	(80,169)
Property, plant and equipment, net	$374,822	$382,515
Depreciation and amortization expense for property, plant and equipment for the three months ended March 31, 2026 and 2025 was $5.9 million and $5.6 million, respectively. Depreciation and amortization expense for property, plant and equipment for the six months ended March 31, 2026 and 2025 was $11.9 million and $10.4 million, respectively.

Accrued Expenses
Accrued expenses consisted of the following as of:

	March 31, 2026	September 30, 2025
	(in thousands)
Accrued research and development expenses	$32,926	$30,330
Accrued research and development expenses; co-development	32,676	31,296
Accrued capital expenditures	334	277
Accrued income taxes	—	20,799
Dividends declared by variable interest entity to noncontrolling shareholders	2,110	—
Other	8,539	7,717
Total accrued expenses	$76,585	$90,419
As of March 31, 2026, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. Research and development expenses related to co-development and co-commercialization activities per the Takeda License Agreement are reported as accrued research and development expenses; co-development in the table above. (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of March 31, 2026
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$1,598,704	$1,091	$(4,943)	$1,594,852
Short‑term investments	722	—	—	722
Total current investments	$1,599,426	$1,091	$(4,943)	$1,595,574

	As of September 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$689,882	$2,956	$(20)	$692,818
Total current investments	$689,882	$2,956	$(20)	$692,818

The following table summarizes the contract maturity of the available-for-sale securities and short-term investments as of:

	March 31, 2026	September 30, 2025
	(in thousands)

Within one year	$579,223	$224,328
After one to two years	566,425	468,490
After two to three years	449,926	—
Total	$1,595,574	$692,818

As of March 31, 2026 and September 30, 2025, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of March 31, 2026 and 2025.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of March 31, 2026
Patents	$21,728	$17,201	$—	$4,527	14
License	3,129	1,645	—	1,484	21
Total intangible assets, net	$24,857	$18,846	$—	$6,011

As of September 30, 2025
Patents	$21,728	$16,426	$—	$5,302	14
License	3,129	1,570	—	1,559	21
Total intangible assets, net	$24,857	$17,996	$—	$6,861

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the six months ended March 31, 2026 and 2025.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended March 31, 2026 and 2025, and $0.9 million for each of the six months ended March 31, 2026 and 2025. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2026:

Amortization Expense
Year Ending September 30,	(in thousands)
2026 (remainder)	$850
2027	1,700
2028	1,700
2029	795
2030	149
Thereafter	817
Total	$6,011

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of March 31, 2026
Common stock (1)	$0.001	290,000	143,232	140,571
Preferred stock	$0.001	5,000	—	—

As of September 30, 2025
Common stock (1)	$0.001	290,000	138,363	135,702
Preferred stock	$0.001	5,000	—	—
    (1) Does not include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised.
As of March 31, 2026 and September 30, 2025, respectively, 18,192,429 and 9,851,400 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
On November 25, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional and accredited investor for a private placement of pre-funded warrants to purchase shares of common stock with an exercise price of $0.001 per share (“2024 Avoro Pre-Funded Warrants”). Pursuant to the Securities Purchase Agreement, the Company sold pre-funded warrants to purchase up to 917,441 shares of common stock at a purchase price of $27.25 per pre-funded warrant, for an aggregate value of approximately $25.0 million. The outstanding 2024 Avoro Pre-Funded Warrants are exercisable at any time and do not have an expiration date.
The Company concluded that the 2024 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2024 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of March 31, 2026, no shares underlying the 2024 Avoro Pre-Funded Warrants had been exercised.
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
On December 2, 2022, the Company entered into an open market sale agreement (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”). On December 10, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the “Amended and Restated Sale Agreement”) with Jefferies, which amended and restated the Open Market Sale Agreement in its entirety. Under the Amended and Restated Sale Agreement, the Company may, from time to time, sell up to $500.0 million in shares of the Company’s common stock through Jefferies, acting as the sales agent and/or principal, in an at-the-market offering (“ATM Offering”). The Amended and Restated Sale Agreement continues to provide for the sale, from time to time, of shares of the Company’s common stock up to the maximum program amount permitted under the Company’s shelf registration statement and subject to continued compliance with the terms of the Amended and Restated Sale Agreement, including the delivery of issuance notices, prospectus supplements, and periodically updated representations, warranties, and deliverables. The Company pays Jefferies a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Offering. The Amended and Restated Sale Agreement may be terminated by either party upon written notice.
During the first quarter of fiscal 2026, the Company sold approximately 689,000 shares of common stock under the ATM Offering, generating gross proceeds of $48.2 million and net proceeds of $46.8 million, after deducting underwriting commissions and offering costs. The Company did not make any sales under the ATM Offering during the second quarter of fiscal 2026.
On January 7, 2026, the Company entered into an underwriting agreement with Jefferies and J.P. Morgan Securities, LLC (“J.P. Morgan”) for an underwritten public offering (the “2026 Offering”) of: (i) 2,015,505 shares of common stock with $0.001 par value per share, at a public offering price of $64.50 per share, and (ii) pre‑funded warrants (“2026 Avoro Pre-Funded Warrants”) to purchase 1,550,387 shares of common stock, at a public offering price of $64.499 per share, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The 2026 Offering closed on January 9, 2026, generating gross proceeds of $230 million and net proceeds of $216.6 million after deducting the underwriting discounts and commissions and other offering expenses. The Company concluded that the 2026 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2026 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of March 31, 2026, no shares underlying the 2026 Avoro Pre-Funded Warrants had been exercised.
On January 2, 2026, option holders of Visirna, the Company's consolidated variable interest entity, exercised 14,000,000 stock options. As a result, the Company’s ownership interest in Visirna decreased from 66.25% to 56.38%. Because the Company retained its controlling financial interest in Visirna, the change in ownership was accounted for as an equity transaction in accordance with ASC 810-10-45-22 through 45-24.
The noncontrolling interest was increased by $3.1 million to reflect the change in ownership resulting from exercise of 14,000,000 stock options by Visirna option holders. The decrease of $3.1 million was recorded to additional paid‑in capital attributable to Arrowhead.
During the first quarter of fiscal 2026, Visirna declared a cash dividend of $100.0 million to its shareholders. As of December 31, 2025, the portion of the dividend declared payable to the Company’s noncontrolling shareholders totaled $40.5 million and was included in the accompanying consolidated statements of equity. In March 2026, Visirna paid cash dividends totaling $94.8 million, consisting of $56.4 million paid to the Company and $38.4 million paid to the Company’s noncontrolling shareholders. The remaining $3.1 million of the declared dividend represents exercise prices paid by certain noncontrolling shareholders in connection with the exercise of their stock options, which were netted against the dividend otherwise payable to those shareholders. As of March 31, 2026, Visirna had a remaining dividend payable of $2.1 million to the Company’s noncontrolling shareholder, which was included in accrued expenses in the accompanying consolidated balance sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2026.
On September 10, 2025, the Company filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Ionis Pharmaceuticals, Inc. (“Ionis”) to declare that United States Patent No. 9,593,333 (“the ’333 patent”) is invalid and not infringed by the Company’s planned commercialization of investigational plozasiran (the “Delaware DJ action”). On December 23, 2025, the court granted Ionis’s motion to dismiss the Delaware DJ action. On September 11, 2025, Ionis filed a Complaint for Patent Infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of the ’333 patent by the Company’s planned commercialization of investigational plozasiran and seeking damages. The Company disputes the allegations of wrongdoing and intends to vigorously defend itself.
Commitments
As of March 31, 2026, the Company did not have any material commitments.
NOTE 8. EQUITY METHOD INVESTMENT
On January 15, 2026, the Company, through its consolidated variable interest entity, Visirna, entered into and closed an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Bisirna, pursuant to which the Company received 26,500,000 ordinary shares and 6,625,000 Series A preferred shares in exchange for in‑process research and development (“IPR&D”) assets transferred from Visirna to Bisirna. As a result of the asset transfer, the Company recognized a gain of $19.0 million in other income in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2026.
The Company evaluated whether there was a basis difference between the carrying value and fair value of its proportionate share of Bisirna’s underlying net assets. As Bisirna was not deemed a business as defined in ASC 805, Business Combinations, the Company immediately expensed the basis difference to the extent it related to acquired IPR&D assets.
As of March 31, 2026, the Company held a 25.29% voting interest in Bisirna and one seat on Bisirna’s board of directors. The Company accounts its ownership in Bisirna under the equity method. As of March 31, 2026, the carrying value of the Company’s investment in Bisirna was $4.7 million, which was included in other assets in the accompanying consolidated balance sheets.
NOTE 9. LEASES
Pasadena, California: The Company leases 49,000 square feet of office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC. The lease expires on April 30, 2027, and contains an option to renew for one additional five-year term. As of March 31, 2026, the Company had not exercised the renewal option and therefore it is not included in right-of-use assets and liabilities. Subsequent to March 31, 2026, the Company entered into a lease amendment with 177 Colorado Owner, LLC. See Note 17, Subsequent Events.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of March 31, 2026.
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
Madison, Wisconsin: The Company leases 110,956 square feet space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of March 31, 2026.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2026	September 30, 2025
		(in thousands)

Operating lease assets	Right-of-use assets	$42,794	$43,891
Current operating lease liabilities	Lease liabilities	7,774	7,289
Non-current operating lease liabilities	Lease liabilities, net of current portion	100,106	104,112

		Three Months Ended March 31,		Six Months Ended March 31,
Lease Cost	Classification	2026	2025	2026	2025
		(in thousands)

Operating lease cost	Research and development	$2,789	$2,709	$5,518	$5,520
	Selling, general and administrative	497	500	1,008	993

Variable lease cost (1)	Research and development	1,138	951	2,090	1,937
	Selling, general and administrative	—	—	—	—

Total		$4,424	$4,160	$8,616	$8,450
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.

There was no short-term lease cost during the three and six months ended March 31, 2026 and 2025, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2026:

Year	Amounts
(in thousands)
2026 (remainder)	$7,986
2027	15,050
2028	13,696
2029	13,985
2030	14,282
2031 and thereafter	100,672
Total	$165,671
Less imputed interest	(57,791)
Total operating lease liabilities (includes current portion)	$107,880
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Operating cash flows from operating leases	$3,944	$3,840	$7,887	$7,680
			March 31,
			2026	2025
Weighted-average remaining lease term (in years)			11.3	12.1
Weighted-average discount rate			8.0%	8.0%

NOTE 10. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 1,657,364 awards are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of March 31, 2026.
Under the 2021 Incentive Plan (the “2021 Plan”), 18,500,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of March 31, 2026, 7,940,708 shares have been granted under the 2021 Plan, the total number of shares available for issuance was 11,354,663 shares, which includes 170,898 and 624,473 shares that were forfeited under the 2013 and 2021 Plans, respectively. This reflects an amendment and restatement of the 2021 Plan approved by the Company’s stockholders on March 19, 2026 to increase the total number of authorized shares by 10,500,000 shares and extend the term of the plan to January 21, 2036.
Under the Company’s Inducement Plan (the “Inducement Plan”), 832,950 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2026, 807,012 shares have been granted, net of cancellations, under the Inducement Plan. The total number of shares remaining available for issuance was 25,938 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2026, there were 399,705 and 50,850 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	March 31, 2026
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	557,364	22,965	399,705	980,034
Restricted stock units	1,100,000	4,030,971	700,823	5,831,794
Total	1,657,364	4,053,936	1,100,528	6,811,828
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Research and development	$8,441	$7,264	$14,817	$14,110
Selling, general and administrative	8,127	7,817	21,341	15,147
Total	$16,568	$15,081	$36,158	$29,257
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended March 31, 2026:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2025	1,407,035	$28.90
Granted	—	—
Cancelled or expired	—	—
Exercised	(427,001)	17.26
Outstanding at March 31, 2026	980,034	$33.83	3.3	$29,108,721
Exercisable at March 31, 2026	980,034	$33.83	3.3	$29,108,721
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2026 and 2025 was $5.8 million and $3.7 million, respectively. The total intrinsic value of the options exercised during the six months ended March 31, 2026 and 2025 was $18.4 million and $4.6 million, respectively.
Stock-based compensation expense related to stock options outstanding for the three months ended March 31, 2026 and 2025, was $0 and $3.0 thousand, respectively. Stock-based compensation expense related to stock options outstanding for the six months ended March 31, 2026 and 2025, was $0 and $0.1 million, respectively.
As of March 31, 2026, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the six months ended March 31, 2026 and 2025.
Visirna ESOP: Through March 31, 2026, Visirna, a subsidiary of the Company, granted an aggregate of 16,400,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended March 31, 2026 and 2025, stock-based compensation expense related to the Visirna ESOP was $0.1 million and $(0.1) million, respectively. For the six months ended March 31, 2026 and 2025, stock-based compensation expense related to the Visirna ESOP was $(0.1) million and $1.9 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2025	5,810,351	$36.97
Granted	1,977,689	66.07
Vested	(1,747,007)	42.23
Forfeited	(209,239)	27.89
Outstanding at March 31, 2026	5,831,794	$45.60
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended March 31, 2026 and 2025, the Company recorded $16.6 million and $15.1 million of expense related to RSUs, respectively. For the six months ended March 31, 2026 and 2025, the Company recorded $36.2 million and $29.2 million of expense related to RSUs, respectively. As of March 31, 2026, there was $171.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of March 31, 2026 and September 30, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$256,086	$—	$256,086
Municipal securities	—	5,999	—	5,999
Commercial notes	—	143,970	—	143,970
Corporate debt securities	—	1,188,797	—	1,188,797
Total available-for-sale securities	—	1,594,852	—	1,594,852
Short‑term investments
Term deposits	—	722	—	722
Total Short‑term investments	—	722	—	722
Cash equivalents
Money market instruments	113,828	—	—	113,828
Term deposit	—	16,950	—	16,950
Commercial notes	—	30,246	—	30,246
Total cash equivalents	113,828	47,196	—	161,024
Total financial assets	$113,828	$1,642,770	$—	$1,756,598

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$150,695	$—	$150,695
Certificate of deposits	—	12,019	—	12,019
Municipal securities	—	7,046	—	7,046
Commercial notes	—	13,801	—	13,801
Corporate debt securities	—	509,257	—	509,257
Total available-for-sale securities	—	692,818	—	692,818
Cash equivalents
Money market instruments	64,460	—	—	64,460
Term deposit	—	134,357	—	134,357
Certificate of deposits	—	3,001	—	3,001
Corporate debt securities	—	16,182	—	16,182
Total cash equivalents	64,460	153,540	—	218,000
Total financial assets	$64,460	$846,358	$—	$910,818

Convertible Notes
Our Convertible Notes (see Note 14) had a fair value of $722.8 million at March 31, 2026. We determine the fair value of the Convertible Notes based on quoted market prices for these notes, which are Level 2 measurements because the
Convertible Notes do not trade regularly.

Credit Facility
The fair value of the Company’s outstanding credit facility (see Note 13) was estimated using the net present value of the expected contractual payments, discounted at an interest rate consistent with a market interest rate, which represents a Level 2 input. As of March 31, 2026, the estimated fair value of our credit facility approximated its carrying amount.

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
Pursuant to the Royalty Pharma Agreement, Royalty Pharma paid $250.0 million upfront and agreed to pay up to an additional $160.0 million in aggregate one-time milestone payments due if and when the following milestone events occur: (i) $50.0 million on completion of enrollment in the OCEAN Phase 3 clinical trial for olpasiran, (ii) $50.0 million upon receipt of FDA approval of olpasiran for an approved indication (reduction in the risk of myocardial infarction, urgent coronary revascularization, or coronary heart disease death in adults with established cardiovascular disease and elevated Lp(a)), and (iii) $60.0 million upon Royalty Pharma’s receipt of at least $70.0 million of royalty payments under the Royalty Pharma Agreement in any single calendar year. During the third quarter of fiscal 2024, Amgen completed enrollment of the Phase 3 OCEAN(a) outcomes trial of olpasiran, which triggered a $50.0 million milestone payment that the Company received in the same quarter. As of March 31, 2026, up to $110.0 million of additional milestone payments remain payable in the future, contingent upon the achievement of the remaining regulatory and royalty-based milestones.
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
During the three months ended March 31, 2026, the Company updated its estimates of future royalty payments based on revised assumptions related primarily to expected pricing, product launch timing, and projected sales. These revisions resulted in changes to the expected amount and timing of future cash flows and, accordingly, an increase in the effective interest rate. As a result, the estimated effective interest rate increased from 8.3% as of September 30, 2025 to 9.4% as of March 31, 2026.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	Six Months Ended March 31,
	2026	2025
	(in thousands)
Beginning carrying value	$367,397	$341,361
Milestone payment received	—	—
Non-cash interest expense recognized	16,432	10,915
Ending carrying value	$383,829	$352,276
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principle and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principle balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of March 31, 2026, the Company has paid $142.3 million in MOIC payments of which $21.5 million is expected to be applied to principal upon repayment in full. To date, the Company has paid $286.1 million of the loans under the Credit Facility.
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
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $250.0 million if the Company’s market capitalization is above $2.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, distributions from certain parties, and other matters customarily restricted in such agreements. Pursuant to the terms of the Financing Agreement, the Company and its subsidiaries are not permitted to have an aggregate principal amount of convertible indebtedness outstanding at any one time in excess of the greater of $300.0 million and 10% of the market capitalization of the Company (based on the closing price of the common stock of the Company on the trading date immediately prior to the incurrence of such indebtedness), but in no event greater than $700.0 million in the aggregate. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
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
The outstanding balance of the Credit Facility consisted of the following:

	March 31, 2026	September 30, 2025
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	92,993	66,942
Accumulated accretion of the MOIC Payment	5,940	3,478
Less: Unamortized debt issuance costs	(13,163)	(13,912)
Less: Current portion of credit facility	(40,000)	(40,000)
Less: Payments	(286,131)	(201,625)
Credit facility, net of current portion	$159,639	$214,883
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Amortization of debt issuance costs	$367	$1,129	$748	$1,682
Accretion of the MOIC Payment	1,178	—	2,462	—
Contractual interest expense	12,812	15,009	26,052	30,687
Total interest expense	$14,357	$16,138	$29,262	$32,369

The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principle and accrued interest balance as of March 31, 2026 inclusive of scheduled mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest, and the table does not include MOIC prepayments beyond those contractually scheduled. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2026 (remainder)	$25,000
2027	40,000
2028	15,000
2029	15,000
2030	15,000
Thereafter	239,114
Total	$349,114
In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 72.9 million Chinese Yuan ($10.5 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. The amount outstanding as of March 31, 2026 was 72.9 million Chinese Yuan ($10.5 million) on the credit facility which was classified as other current liabilities.
NOTE 14. CONVERTIBLE NOTES
In January 2026, the Company issued 700.0 million aggregate principal amount of 0.00% Convertible Notes (the “Notes”) due January 15, 2032. The initial conversion rate is 11.4844 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $87.07 per share, subject to adjustment upon the occurrence of certain specified events. The Notes are convertible into an aggregate of approximately 8,039,080 shares of the Company’s common stock. The conversion rate is subject to adjustment, including in the case of conversions in connection with a make-whole fundamental change as defined in the indenture for the Notes or a redemption of the Notes.
The Notes are convertible at the option of the holders upon the occurrence of certain events prior to October 15, 2031, and thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to October 15, 2031, holders may convert the Notes only upon the occurrence of one of the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading‑day period ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five business days immediately following any ten consecutive trading‑day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such ten consecutive trading-day period is less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; (iii) upon the occurrence of certain specified corporate events or distributions on the common stock; or (iv) if the Company calls the Notes for redemption. Upon conversion, the Company may, at its election, settle the Notes in cash, shares of the Company’s common stock, or a combination thereof.
The Company may not redeem the Notes prior to January 16, 2029. On or after January 16, 2029 and on or before the 30th scheduled trading day immediately preceding the maturity date, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading‑day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
Upon the occurrence of a fundamental change, which includes certain change-of-control transactions, a delisting of the Company’s common stock, or a liquidation event, holders may require the Company to repurchase their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The outstanding balance of the Notes consisted of the following:

	March 31, 2026	September 30, 2025
	(in thousands)
Outstanding principal balance	$700,000	$—
Less: Unamortized debt issuance costs	(18,060)	—
Convertible Notes, Net	$681,940	$—

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Amortization of debt issuance costs	$657	$—	$657	$—
Total interest expense	$657	$—	$657	$—

Capped Call Transactions

In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls have an initial strike price corresponding to the initial conversion price of the Notes and an initial cap price of $119.33 per share, subject to adjustment under the terms of the Capped Call confirmations. The Capped Calls are intended to reduce or offset potential dilution to the Company’s common stock upon conversion of the Notes, with such reduction or offset subject to the applicable cap price. The Capped Calls cover, subject to anti‑dilution adjustments, the number of shares of the Company’s common stock underlying the Notes.
The Capped Calls are separate transactions that are not part of the terms of the Notes and do not affect the rights of holders of the Notes. The Company paid $47.9 million in connection with the Capped Call transactions, which was recorded as a reduction to additional paid‑in capital in the consolidated balance sheets. As the Capped Calls meet the applicable equity classification criteria under ASC 815, Derivatives and Hedging, they are recorded within stockholders’ equity and are not subsequently remeasured to fair value.

NOTE 15. NET (LOSS) INCOME PER SHARE
The following table presents the computation of basic and diluted net (loss) income per share for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(132,732)	$370,445	$(101,919)	$197,360

Denominator:
Weighted-average basic shares outstanding (1)	142,417	133,363	139,762	129,059
Effect of dilutive securities	—	1,121	—	1,206
Weighted-average diluted shares outstanding (1)	142,417	134,484	139,762	130,265

Basic net (loss) income per share	$(0.93)	$2.78	$(0.73)	$1.53
Diluted net (loss) income per share	$(0.93)	$2.75	$(0.73)	$1.52
(1) Include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the weight-average number of potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per share because to include them would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Options	1,022	760	1,160	750
Restricted stock units	5,605	5,289	5,389	4,567
If-converted common stock from convertible notes	7,057	—	3,489	—
Total	13,684	6,049	10,038	5,317
NOTE 16. SEGMENT INFORMATION

We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. The Company's RNAi therapeutics are comprised of siRNAs that function upstream of conventional medicines by potently silencing mRNA that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. Consistent with our operational structure, our Chief Executive Officer (“CEO”), as the CODM, manages and allocates resources on a consolidated basis at the global corporate level. Our global research and development and technical operations and quality organizations are responsible for the discovery, development, and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region. All of these activities are supported by corporate staff functions. Managing and allocating resources at the corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources in line with our overarching long-term, corporate-wide strategic goals. The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the CODM for the purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO evaluates performance and decides how to allocate resources based on consolidated net (loss) income that is reported on the consolidated statements of operations and comprehensive (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CEO uses consolidated net (loss) income to evaluate loss or income generated from the Company’s business activities in deciding how to allocate company resources (such as pursuing clinical development or entering a strategic collaboration), monitoring budget versus actual results, and establishing management’s compensation. Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the

CEO with the following categories:
Research and Development

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Candidate costs	$99,449	$71,191	$204,439	$148,087
Discovery costs	18,498	14,806	40,326	27,742
Salaries	33,546	26,907	63,585	54,052
Facilities related	7,595	6,737	15,697	14,487
Total research and development expense, excluding non-cash expense	$159,088	$119,641	$324,047	$244,368
Stock compensation	8,297	7,888	14,655	15,437
Depreciation and amortization	5,868	5,573	11,754	10,299
Total research and development expense	$173,253	$133,102	$350,456	$270,104

Selling, General & Administrative

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Salaries	$12,435	$7,857	$24,375	$15,188
Professional, outside services, and other	18,940	10,815	37,841	20,941
Facilities related	1,496	1,082	3,159	2,367
Total selling, general and administrative expense, excluding non-cash expense	$32,871	$19,754	$65,375	$38,496
Stock compensation	8,373	8,140	21,386	15,799
Depreciation/amortization	500	511	1,004	1,020
Total selling, general and administrative expense	$41,744	$28,405	$87,765	$55,315
NOTE 17. SUBSEQUENT EVENTS
Lease Amendment
On April 27, 2026, the Company entered into a lease amendment (the “Pasadena Lease Amendment”) with 177 Colorado Owner, LLC for its corporate headquarters located at 177 East Colorado Blvd. in Pasadena, California (the “Premises”). Under the terms of the Pasadena Lease Amendment, the Company will lease approximately 98,444 square feet of office space at the Premises. The 2026 Pasadena Lease Amendment is expected to commence on the later of May 1, 2027, or the date of substantial completion of tenant improvements, but in no event later than August 1, 2027. The Pasadena Lease Amendment has a lease term of seven years and eight months and provides two consecutive options to extend the lease term by five years each. Total rent and other obligations under the Pasadena Lease Amendment are expected to be approximately $50.3 million.
Licensing Agreement
On May 4, 2026, the Company entered into a Licensing Agreement with Madrigal Pharmaceuticals, Inc., (“Madrigal”). Under the terms of the agreement, Madrigal will receive an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program. The Company will receive an upfront payment of $25.0 million, and is eligible to receive milestone payments of up to $975.0 million. The Company is further eligible to receive tiered royalties on commercial sales ranging from high-single digits to the mid-teens.

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
The Company believes that TRiMTM enabled therapeutics offer several potential advantages over prior generations and competing technologies, including: simplified manufacturing and reduced costs; multiple routes of administration including subcutaneous injection and inhaled administration; the ability to target multiple tissue types including liver, lung, skeletal muscle, central nervous system (CNS), adipose tissue, ocular, and cardiomyocytes; and the potential for improved safety and reduced risk of intracellular buildup, because there are fewer metabolites from smaller, simpler molecules.
The Company's products:
•REDEMPLO® (Greater China rights out-licensed to Sanofi), indicated as an adjunct to diet to reduce triglycerides in adults with Familial Chylomicronemia Syndrome (FCS), which has received regulatory approvals in the United States, Canada, and China.

The following table presents the Company’s current pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead(1)
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	GSK4532990	Phase 2b	GSK
	ARO-PNPLA3	Phase 1	Arrowhead
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
	ARO-DIMER-PA	Phase 1/2a	Arrowhead(1)
Pulmonary	ARO-RAGE	Phase 1/2a	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
	SRP-1005 (ARO-HTT)	Phase 1	Sarepta
	ARO-MAPT	Phase 1/2a	Arrowhead
	ARO-SNCA	Pre-clinical	Novartis
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
(1) Greater China rights for plozasiran are out-licensed to Sanofi.
The Company operates lab facilities in California and Wisconsin, where its research and development activities, including the development of RNAi therapeutics, take place. The Company’s principal executive offices are located in Pasadena, California.
The Company continues to develop other clinical candidates for future clinical trials. Clinical candidates are tested internally and through Good Laboratory Practice (GLP) toxicology studies at outside laboratories. Drug materials for such studies, clinical trials, and commercial products are either manufactured internally or contracted to third-party manufacturers. The Company engages third-party contract research organizations (CROs) to manage clinical trials and works cooperatively with such organizations on all aspects of clinical trial management, including plan design, patient recruiting, and follow up. These outside costs, including toxicology/efficacy testing and manufacturing costs, as well as the preparation for and administration of clinical trials, are referred to as “candidate costs.” As clinical candidates progress through clinical development, candidate costs will increase.
The First Half Quarter of Fiscal 2026 Business Highlights
The bullets below highlight key developments in our business during the first half of fiscal year 2026:
•Presented new long-term efficacy and safety data for plozasiran across a spectrum of hypertriglyceridemia at the American College of Cardiology’s 75th Annual Scientific Session and Expo.
◦Patients with severe hypertriglyceridemia (sHTG) achieved an 83% median reduction in triglycerides (TG), with 96% of patients achieving TG levels below 500 mg/dL, a threshold associated with increased risk of acute pancreatitis.
◦No adjudicated acute pancreatitis events occurred in any patient receiving plozasiran during the 2-year Phase 2b Open-Label Expansion (OLE) Study.
◦Favorable and durable improvements in atherogenic lipoproteins, including remnant cholesterol, non-high-density lipoprotein (HDL) cholesterol, and Apolipoprotein B (ApoB), were observed, with a safety profile consistent with earlier trials.
•Initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company’s investigational RNAi therapeutic being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia.
◦ARO-DIMER-PA is designed to silence expression of both proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3 (APOC3) genes.
◦This represents an important step forward for the field of RNAi therapeutics, as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead’s innovative and proprietary Targeted RNAi Molecule (TRiM™) platform.
•Completed upsized offerings of convertible senior notes, common stock, and pre-funded warrants with gross proceeds of $930.0 million, which strengthened the Company’s balance sheet.
•Announced that the Chinese National Medical Products Administration (NMPA) has approved REDEMPLO (plozasiran) for the reduction of triglyceride levels in adult patients with familial chylomicronemia syndrome (FCS).
◦REDEMPLO will be marketed in Greater China by Sanofi under an agreement between Sanofi and Arrowhead.
•Announced interim results from two Phase 1/2a clinical trials of ARO-INHBE and ARO-ALK7, the Company’s investigational RNAi therapeutics being developed as potential treatments for obesity, showing for patients enrolled in the study that:
◦ARO-INHBE in combination with tirzepatide, a GLP-1/GIP receptor co-agonist, nearly doubled weight loss at week 16 and roughly tripled reductions in visceral fat, total fat, and liver fat versus tirzepatide alone in obese patients with type 2 diabetes mellitus at those same endpoints at week 12.
◦ARO-ALK7, the first RNAi-therapeutic to show adipocyte gene target silencing in a clinical trial, achieved dose dependent reductions in adipose ALK7 messenger (mRNA) with a mean reduction of -88% at the 200 mg dose at week 8 with a maximum reduction of -94%.
•Announced that Health Canada has issued a Notice of Compliance (NOC) authorizing REDEMPLO™ (plozasiran) as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome (FCS) for whom standard triglyceride lowering therapies have been inadequate.
◦REDEMPLO is the first and only Health Canada-approved siRNA medicine to be studied in patients with genetically confirmed and clinically diagnosed FCS.
◦The Health Canada approval is based on positive results from the Phase 3 PALISADE study where REDEMPLO significantly reduced triglycerides from baseline and lowered the numerical incidence of acute pancreatitis compared to placebo.
•Initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-MAPT, the Company’s investigational RNAi therapeutic being developed as a potential treatment for tauopathies including Alzheimer’s disease, a progressive neurodegenerative disease characterized by cognitive and functional decline.
•Announced that the FDA has granted Breakthrough Therapy designation to investigational plozasiran as an adjunct to diet to reduce triglyceride (TG) levels in adults with severe hypertriglyceridemia (SHTG) (TG levels greater than or equal to 500 mg/dL).
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
•The FDA approved the Company's New Drug Application (NDA) for REDEMPLO injection for Familial Chylomicronemia Syndrome (FCS), on November 18, 2025. This approval was supported by clinical data from the Phase 3 PALISADE study, a randomized, double-blind, placebo-controlled trial in adults with clinically diagnosed or genetically confirmed FCS. The PALISADE study met its primary endpoint and all multiplicity-controlled key secondary endpoints, including demonstrating significant reductions in triglycerides and APOC3. In PALISADE, 25 mg REDEMPLO achieved deep and durable reductions in triglycerides, with a median change from baseline of -80% versus -17% in the pooled placebo group, and a lower numerical incidence of acute pancreatitis compared with placebo.
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
The bullets below highlight other key developments in our business subsequent to the second quarter of fiscal year 2026:
•Received positive CHMP opinion recommending approval of REDEMPLO (plozasiran) to reduce triglycerides in adults with familial chylomicronemia syndrome (FCS) in Europe.
◦The European Commission is expected to issue a decision on REDEMPLO’s Marketing Authorization in the second quarter of 2026.
•Announced that the Australian Therapeutic Goods Administration (TGA) has approved REDEMPLO (plozasiran), as an adjunct to diet to reduce triglyceride levels for adult patients with familial chylomicronaemia syndrome (FCS) in Australia.
•Announced an exclusive worldwide license agreement with Madrigal Pharmaceuticals for ARO-PNPLA3, Arrowhead’s clinical stage RNA interference (RNAi) therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic dysfunction-associated steatohepatitis (MASH):
◦Under the terms of the agreement, Madrigal will make a $25 million upfront payment to Arrowhead. Arrowhead is also eligible to receive development, regulatory, and sales milestone payments of up to $975 million. Arrowhead is further eligible to receive tiered royalties on commercial sales ranging from high-single digits to the mid-teens.
◦In a Phase 1 single-ascending dose clinical study, ARO-PNPLA3 achieved encouraging results, including a dose-dependent mean reduction in liver fat of up to 40% in patients homozygous for the I148M mutation, no apparent treatment emergent increases in triglycerides or LDL-cholesterol, and a positive safety and tolerability profile at all doses studied.
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenue	$73,737	$542,709	$337,770	$545,209
Operating (loss) income	$(141,260)	$381,202	$(100,451)	$219,790
Net (loss) income attributable to Arrowhead	$(132,732)	$370,445	$(101,919)	$197,360
Net (loss) income per diluted share attributable to Arrowhead	$(0.93)	$2.75	$(0.73)	$1.52
Revenue
Total revenue for the three and six months ended March 31, 2026 decreased by $469.0 million and $207.4 million, respectively, from the same periods of 2025. The change was primarily driven by lower Sarepta revenue, partially offset by increased revenue from Novartis and Sanofi, reflecting the timing and progress of the Company’s respective collaboration and license agreements.
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and

Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. On December 16, 2025, the Company entered into the Sarepta Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities. During the six months ended March 31, 2026, the Company recorded $271.2 million in revenue.
Novartis: On August 29, 2025, the Company entered into the Novartis Collaboration Agreement with Novartis for the development and commercialization of multiple preclinical programs in rare, genetic diseases of the central nervous system. During the six months ended March 31, 2026, the Company recorded $54.7 million in revenue.
Visirna and Sanofi: On August 1, 2025, Visirna HK, a wholly owned subsidiary of Visirna Therapeutics, Inc, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement with Sanofi, pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated, April 25, 2022 (the “Visirna License Agreement”). During the six months ended March 31, 2026, the Company recorded $10.7 million in revenue associated with this transaction.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and six months ended March 31, 2026 and 2025 are shown in the tables below.
Research and Development (“R&D”) Expenses
Research and development expenses consist of expenses for drug candidate and discovery costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to discovery operations at the Company’s research facilities in California and Wisconsin, including facility costs and laboratory-related expenses. The Company operates in a cross-functional manner across projects and does not separately allocate facilities-related costs, candidate costs, discovery costs, compensation expenses, depreciation and amortization expenses, and other expenses related to research and development activities. The Company does not fully track research and development expenses by individual research and development projects, or by individual drug candidates.
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	% of Expense Category	Three Months Ended March 31, 2025	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$99,449	58%	$71,191	54%	$28,258	40%
Discovery costs	18,498	11%	14,806	11%	3,692	25%
Salaries	33,546	19%	26,907	20%	6,639	25%
Facilities related	7,595	4%	6,737	5%	858	13%
Total research and development expense, excluding non-cash expense	$159,088	92%	$119,641	90%	$39,447	33%
Stock compensation	8,297	5%	7,888	6%	409	5%
Depreciation and amortization	5,868	3%	5,573	4%	295	5%
Total research and development expense	$173,253	100%	$133,102	100%	$40,151	30%

(in thousands)	Six Months Ended March 31, 2026	% of Expense Category	Six Months Ended March 31, 2025	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$204,439	59%	$148,087	55%	$56,352	38%
Discovery costs	40,326	12%	27,742	10%	12,584	45%
Salaries	63,585	18%	54,052	20%	9,533	18%
Facilities related	15,697	4%	14,487	5%	1,210	8%
Total research and development expense, excluding non-cash expense	$324,047	93%	$244,368	90%	$79,679	33%
Stock compensation	14,655	4%	15,437	6%	(782)	(5)%
Depreciation and amortization	11,754	3%	10,299	4%	1,455	14%
Total research and development expense	$350,456	100%	$270,104	100%	$80,352	30%
Candidate costs increased $28.3 million, or 40%, for the three months ended March 31, 2026 and $56.4 million, or 38%, for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher outsourced clinical trial costs, manufacturing, and toxicity study costs.
Discovery costs increased $3.7 million, or 25%, for the three months ended March 31, 2026 and $12.6 million, or 45%, for the six months ended March 31, 2026 compared to the same periods of 2025, primarily driven by higher R&D discovery activity associated with ongoing discovery efforts and expansion into novel therapeutic areas and tissue types, partially offset by lower partnership cost.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $6.6 million, or 25%, for the three months ended March 31, 2026 and $9.5 million, or 18%, for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily due to an increase in headcount that has occurred as the Company has expanded its pipeline of candidates and worked to prepare for the manufacture of commercial material at the Verona facility, as well as annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison, Wisconsin. These expenses increased $0.9 million, or 13%, for the three months ended March 31, 2026 and $1.2 million or 8%, for the six months ended March 31, 2026 compared to the same period of 2025. This increase was primarily due to expenses, such as utilities and repair and maintenance charges, associated with the expanded manufacturing facilities in Verona, Wisconsin to support manufacturing operations.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense increased $0.4 million, or 5%, for the three months ended March 31, 2026 compared to the same period of 2025, primarily driven by the annual issuance of RSU grants to employees in January 2026. Stock compensation expense decreased $0.8 million, or 5% for the six months ended March 31, 2026 compared to the same period of 2025, primarily driven by stock options award expense incurred in the second fiscal quarter 2025 related to Visirna, our variable interest entity, that did not repeat in the second fiscal quarter 2026.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $0.3 million, or 5%, for the three months ended March 31, 2026 and $1.5 million, or 14% for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily attributable to the transfer of additional manufacturing equipment following the completion of certification, qualification and validation to support manufacturing operations.
Selling, General and Administrative Expenses
The following table provides details of selling, general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	% of Expense Category	Three Months Ended March 31, 2025	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$12,435	30%	$7,857	27%	$4,578	58%
Professional, outside services, and other	18,940	45%	10,815	38%	8,125	75%
Facilities related	1,496	4%	1,082	4%	414	38%
Total selling, general and administrative expense, excluding non-cash expenses	$32,871	79%	$19,754	69%	$13,117	66%
Stock compensation	8,373	20%	8,140	29%	233	3%
Depreciation and amortization	500	1%	511	2%	(11)	(2)%
Total selling, general and administrative expenses	$41,744	100%	$28,405	100%	$13,339	47%

(in thousands)	Six Months Ended March 31, 2026	% of Expense Category	Six Months Ended March 31, 2025	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$24,375	28%	$15,188	27%	$9,187	60%
Professional, outside services, and other	37,841	43%	20,941	38%	16,900	81%
Facilities related	3,159	4%	2,367	4%	792	33%
Total selling, general and administrative expense, excluding non-cash expenses	$65,375	75%	$38,496	69%	$26,879	70%
Stock compensation	21,386	24%	15,799	29%	5,587	35%
Depreciation and amortization	1,004	1%	1,020	2%	(16)	(2)%
Total selling, general and administrative expenses	$87,765	100%	$55,315	100%	$32,450	59%
Salaries expense increased $4.6 million, or 58%, for the three months ended March 31, 2026 and $9.2 million, or 60% for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was driven by higher headcount required to support the Company’s growth as the Company prepared for commercialization, as well as of annual salary increases.
Professional, outside services, and other expenses include costs related to commercial activities, legal, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $8.1 million, or 75%, for the three months ended March 31, 2026 and $16.9 million, or 81% for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was mainly due to commercialization expense associated with the Company;s launch of REDEMPLO, including costs for marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $0.4 million, or 38%, for the three months ended March 31, 2026 and $0.8 million, or 33% for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily driven by higher staff amenities expenses driven by higher headcount.
Stock compensation expense, a non-cash expense, is based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. These expenses increased $0.2 million, or 3%, for the three months ended March 31, 2026 and $5.6 million, or 35% for the six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily due to recognition of compensation expense related to a performance-based restricted stock unit award following the achievement of a pre-specified performance milestone.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other Income (Expense)
Other income (expense) is primarily related to interest income and expense, and to gain on VIE'S sale of IPR&D assets. Other income increased $15.3 million and $16.4 million for the three and six months ended March 31, 2026 compared to the same periods of 2025. The increase was primarily due to a gain on VIE'S sale of IPR&D assets related to the transfer of research and development assets from Visirna to Bisirna in January 2026.
On January 15, 2026, Visirna closed on an Asset Transfer Agreement with Bisirna to sell and transfer certain assets and rights associated with R&D technology. The purchase price was $19.0 million, payable as (i) $9.0 million in paid-in-full warrants (exercise price of $0.18 per share) issued by Bisirna at the closing of the asset transfer, and (ii) $10.0 million of Bisirna Series A preferred shares, which were issued upon the closing of Bisirna’s Series A equity financing on January 15, 2026. As the performance obligation associated with the asset transfer was fully satisfied at closing, the Company recognized $19.0 million of gain in other income for the quarter ended March 31, 2026.

Net (Loss) Income
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $132.7 million and $101.9 million for the three and six months ended March 31, 2026, compared to a net income attributable to Arrowhead Pharmaceuticals, Inc. of $370.4 million and $197.4 million for the three and six months ended March 31, 2025. Net loss per diluted share was $0.93 and $0.73 for the three and six months ended March 31, 2026, compared to a net income per diluted share of $2.75 and $1.52 for the three and six months ended March 31, 2025. The decrease in net income attributable to Arrowhead Pharmaceuticals, Inc. for the three and six months ended March 31, 2026 compared to the same periods of 2025 was primarily due to a decrease in revenue from the Sarepta Collaboration Agreement, combined with higher commercial costs as well as research and development expenses, associated with the expansion of the Company's pipeline and progression through clinical trial phases.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, revenue from its licensing and collaboration agreements, the sale of certain future royalties and issuance of convertible debt. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials, including commercialization efforts.
The Company’s cash, cash equivalents and restricted cash was $188.5 million as of March 31, 2026 compared to $226.5 million as of September 30, 2025. Cash invested in available-for-sale securities was $1,595.6 million as of March 31, 2026 compared to $692.8 million as of September 30, 2025.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. During the second quarter of fiscal 2026, the Company received $200.0 million of the second DM1 milestone payment and a $50.0 million payment for the first installment of the annual fee. The Company is eligible to receive the second installment of the annual fee of up to $50.0 million over the 12 months from March 31, 2026,
On August 29, 2025, the Company entered into a licensing and collaboration agreement with Novartis. Upon closing in October 2025, the Company received $200.0 million as an upfront payment.
On December 10, 2025, the Company entered into the Amended and Restated Sale Agreement with Jefferies LLC, acting as sales agent and/or principal, which amended and restated the Company’s prior open market sale agreement in its entirety. Pursuant to the Amended and Restated Sale Agreement, the Company may, from time to time, sell shares of the Company’s common stock through Jefferies LLC in an at-the-market offering, up to the maximum program amount permitted under the Company’s effective shelf registration statement. As of March 31, 2026, the Company had sold approximately 689,000 shares of common stock under the Amended and Restated Sale Agreement, generating gross proceeds of $48.2 million and net proceeds of $46.8 million, after deducting commissions and offering costs.
On January 7, 2026, the Company entered into an underwriting agreement with Jefferies and J.P. Morgan for the 2026 Offering of: (i) 2,015,505 shares of common stock with $0.001 par value per share, at a public offering price of $64.50 per share, and (ii) pre‑funded warrants to purchase 1,550,387 shares of common stock, at a public offering price of $64.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The 2026 Offering closed on January 9, 2026, generating gross proceeds of $230 million and net proceeds of $216.6 million after deducting the underwriting discounts and commissions and other offering expenses.
On January 7, 2026, the Company issued $700.0 million aggregate principal amount of 0.00% Notes due January 15, 2032. This transaction closed on January 12, 2026, generating gross proceeds of $700.0 million and net proceeds of $681.9 million.
During the first quarter of fiscal 2026, Visirna declared a cash dividend of $100.0 million to its shareholders. In March 2026, Visirna paid cash dividends totaling $94.8 million, consisting of $56.4 million paid to the Company and $38.4 million paid to the Company’s noncontrolling shareholders.
Based upon the Company's current cash and investment resources and operating plan, the Company expects to have sufficient liquidity to fund its operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
The following table presents a summary of cash flows:

	Six Months Ended March 31,
	2026	2025
	(in thousands)
Cash Flow from:
Operating activities	$97,923	$313,781
Investing activities	(918,024)	(343,303)
Financing activities	780,967	113,016
Net decrease (increase) in cash, cash equivalents and restricted cash	$(39,134)	$83,494

Cash, cash equivalents and restricted cash at end of period	$188,517	$185,709
During the six months ended March 31, 2026, cash flow provided by operating activities was $97.9 million, which was primarily due to $200.0 million of cash received as part of the Novartis agreement, $200.0 million of the second DM1 milestone payment and a $50.0 million payment for the first installment of the annual fee received as part of the Sarepta agreement, partially offset by increase in ongoing expenses related to the Company's research and development programs and selling, general and administrative expenses. Cash used in investing activities amounted to $918.0 million, which was primarily attributable to investment purchases of $1,061.6 million, and capital expenditures of $4.7 million, partially offset by proceeds from maturities of investments of $124.5 million and proceeds from sales of investments of $23.7 million. Cash provided by financing activities of $781.0 million was primarily due to $681.3 million net proceeds from the issuance of convertible note, $116.6 million in net proceeds from a follow-on common stock offering, $46.8 million in net proceeds from the issuance of common stock under the Company's at-the-market equity offering program, $100.0 million proceeds from issuance of pre-funded warrants and $10.1 million proceeds from the exercise of stock options, partially offset by partial repayment of the credit facility of $84.5 million, purchase of the Capped Calls of $47.9 million, and dividends paid to noncontrolling shareholders of $41.5 million (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”).
During the six months ended March 31, 2025, cash flow provided by operating activities was $313.8 million, which was primarily due to $500.0 million of cash received as part of the Sarepta agreement, partially offset by ongoing expenses related to the Company's research and development programs and selling, general and administrative expenses. Cash used in investing activities was $343.3 million, which was primarily attributable to capital expenditures of $12.8 million and investment purchases of $677.9 million, partially offset by proceeds from sales and maturities of investments of $347.4 million. Cash provided by financing activities of $113.0 million was primarily related to cash received from the issuance of common stock as well as stock option exercises.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION

(c) Trading Plans
During the quarter ended March 31, 2026, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Victoria Vakiener	Board Member	01/12/2026	12/31/2026		4,300
Adeoye Olukotun	Board Member	01/14/2026	12/31/2026		7,819
Hongbo Lu	Board Member	01/14/2026	12/31/2026		7,449
William Waddill	Board Member	02/25/2026	12/31/2026		3,910
Daniel Apel	Chief Financial Officer	03/29/2026	04/27/2027	43,750

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

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023 (incorporated by reference from Exhibit 3.3 of the Company's Form 10-Q filed on February 5, 2026)

4.1.	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on January 9, 2026)

4.2
Indenture, dated as of January 12, 2026, between Arrowhead Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2026)

4.3
First Supplemental Indenture, dated as of January 12, 2026, between Arrowhead Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2026)

4.4	Form of certificate representing the 0.00% Convertible Senior Notes due 2032 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2026)

10.1*#	Arrowhead Pharmaceuticals, Inc. Amended and Restated 2021 Incentive Plan

10.2*#	Arrowhead Pharmaceuticals, Inc. Amended and Restated Inducement Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
_________________
*Filed herewith.
**Furnished herewith.
#    Indicates compensation plan, contract or arrangement.
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
Dated: May 7, 2026

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Daniel Apel
Daniel Apel Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)