Form 10-Q
period 2026-06-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2026-08-04
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 30, 2026 was 141,254,467.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$19,685	$88,706
Cash at variable interest entity	35,074	137,842
Accounts receivable	8,556	6,824
Available-for-sale securities, at fair value	1,547,201	692,818
Prepaid expenses	25,373	10,933
Other current assets	35,522	13,516
Total current assets	1,671,411	950,639
Property, plant and equipment, net	373,301	382,515
Intangible assets, net	5,586	6,861
Right-of-use assets	55,667	43,891
Other assets	6,048	1,389
Total Assets	$2,112,013	$1,385,295
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	27,776	$17,674
Accrued expenses	86,174	90,419
Accrued payroll and benefits	23,455	26,895
Lease liabilities	5,322	7,289
Deferred revenue	94,596	2,399
Credit facility	40,000	40,000
Other liabilities	6,023	10,811
Total current liabilities	283,346	195,487
Long-term liabilities:
Lease liabilities, net of current portion	114,298	104,112
Deferred revenue, net of current portion	31,743	—
Liability related to the sale of future royalties	392,512	367,397
Credit facility, net of current portion	141,366	214,883
Convertible Notes, Net	682,707	—
Total long-term liabilities	1,362,626	686,392
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders’ equity:
Common stock, $0.001 par value: Authorized 290,000 shares; 143,796 shares issued and 141,135 outstanding as of June 30, 2026 and 138,363 shares issued and 135,702 outstanding as of September 30, 2025	237	231
Additional paid-in capital	2,443,074	2,139,725
Accumulated other comprehensive (loss) income	(1,234)	6,443
Accumulated deficit	(1,923,355)	(1,627,154)
Treasury stock; at cost; 2,661 shares of common stock at June 30, 2026 and September 30, 2025	(53,193)	(53,193)
Stockholders’ equity	465,529	466,052
Noncontrolling interest	512	37,364
Total noncontrolling interest and stockholders’ equity	466,041	503,416
Total Liabilities, Noncontrolling Interest and Stockholders’ Equity	$2,112,013	$1,385,295
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$75,253	$27,767	$413,023	$572,976
Operating expenses:
Research and development	198,223	162,368	548,679	432,472
Selling, general and administrative	47,123	30,949	134,888	86,264
Total operating expenses	245,346	193,317	683,567	518,736
Operating (loss) income	(170,093)	(165,550)	(270,544)	54,240

Other income (expense):
Interest income	16,935	11,019	43,496	28,236
Interest expense	(24,562)	(24,382)	(70,913)	(67,667)
Loss on equity method investment	(2,470)	—	(9,190)	—
Gain on VIE's sale of IPR&D assets	—	—	19,000	—
Other, net	1,285	(176)	(52)	603
Total other (expense) income	(8,812)	(13,539)	(17,659)	(38,828)
(Loss) income before income tax expense (benefit) and noncontrolling interest	(178,905)	(179,089)	(288,203)	15,412
Income tax expense (benefit)	11	(437)	46	1,419
Net (loss) income including noncontrolling interest	$(178,916)	$(178,652)	$(288,249)	$13,993
Net income (loss) attributable to noncontrolling interest, net of tax	15,364	(3,411)	7,956	(8,126)
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(194,280)	$(175,241)	$(296,205)	$22,119

Net (loss) income per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(1.36)	$(1.26)	$(2.10)	$0.17
Diluted	$(1.36)	$(1.26)	$(2.10)	$0.17
Weighted-average shares used in calculating
Basic	143,378	139,039	141,331	132,385
Diluted	143,378	139,039	141,331	133,352

Comprehensive (loss) income:
Net (loss) income including noncontrolling interest	$(178,916)	$(178,652)	$(288,249)	$13,993
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net	(2,254)	876	(9,042)	1,022
Foreign currency translation adjustments	487	91	1,588	(415)
Total other comprehensive income (loss)	(1,767)	967	(7,454)	607
Comprehensive (loss) income	(180,683)	(177,685)	(295,703)	14,600
Comprehensive income (loss) attributable to noncontrolling interest	15,573	(3,411)	8,609	(8,126)
Comprehensive (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(196,256)	$(174,274)	$(304,312)	$22,726
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416
Stock-based compensation	—	—	19,371	—	—	—	—	—	19,371
Exercise of stock options	296	—	5,098	—	—	—	—	—	5,098
Common stock - restricted stock units vesting	704	1	1	—	—	—	—	—	2
Issuance of common stock under at-the-market offering, net of issuance costs	689	1	46,831	—	—	—	—	—	46,832
Foreign currency translation adjustments	—	—	—	110	—	—	—	—	110
Unrealized gains on available-for-sale securities, net	—	—	—	146	—	—	—	—	146
Dividends declared by variable interest entity to noncontrolling shareholders	—	—	—	—	—	—	—	(40,520)	(40,520)
Net income (loss)	—	—	—	—	30,811	—	—	(2,569)	28,242
Balance at December 31, 2025	140,052	$233	$2,211,026	$6,699	$(1,596,343)	(2,661)	$(53,193)	$(5,725)	$562,697
Stock-based compensation	—	—	16,670	—	—	—	—	—	16,670
Exercise of stock options	121	—	1,968	—	—	—	—	—	1,968
Common stock - restricted stock units vesting	1,043	1	—	—	—	—	—	—	1
Issuance of common stock in follow-on offering, net of issuance costs	2,016	2	116,605	—	—	—	—	—	116,607
Issuance of pre-funded warrants	—	—	99,998	—	—	—	—	—	99,998
Purchase of Capped Calls related to the 2026 Convertible Note	—	—	(47,880)	—	—	—	—	—	(47,880)
Foreign currency translation adjustments	—	—	—	990		—	—	—	990
Unrealized losses on available-for-sales securities	—	—	—	(6,934)		—	—	—	(6,934)
Change in ownership interest in consolidated VIE	—	—	(3,120)	(13)	—	—	—	3,133	—
Gain on VIE's sale of IPR&D assets	—	—	—	—	—	—	—	(7,629)	(7,629)
Net loss	—	—	—	—	(132,732)	—	—	(4,840)	(137,572)
Balance at March 31, 2026	143,232	$236	$2,395,267	$742	$(1,729,075)	(2,661)	$(53,193)	$(15,061)	$598,916
Stock-based compensation	—	—	14,872	—	—	—	—	—	14,872
Exercise of stock options	149	—	5,697	—	—	—	—	—	5,697
Common stock - restricted stock units vesting	48	—	—	—	—	—	—	—	—
Issuance of common stock under at-the-market offering, net of issuance costs	367	1	27,238	—	—	—	—	—	27,239
Foreign currency translation adjustments	—	—	—	278	—	—	—	209	487
Unrealized losses on available-for-sales securities	—	—	—	(2,254)	—	—	—	—	(2,254)
Net (loss) income	—	—	—	—	(194,280)	—	—	15,364	(178,916)
Balance at June 30, 2026	143,796	$237	$2,443,074	$(1,234)	$(1,923,355)	(2,661)	$(53,193)	$512	$466,041

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Total
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063
Stock-based compensation	—	—	15,209	—	—	—	—	—	15,209
Exercise of stock options	70	—	634	—	—	—	—	—	634
Common stock - restricted stock units vesting	209	—	—	—	—	—	—	—	—
Issuance of pre-funded warrants	—	—	25,000	—	—	—	—	—	25,000
Foreign currency translation adjustments	—	—	—	(106)	—	—	—	—	(106)
Unrealized losses on available-for-sale securities, net	—	—	—	(507)	—	—	—	—	(507)
Net loss	—	—	—	—	(173,085)	—	—	(2,133)	(175,218)
Balance at December 31, 2024	124,655	$217	$1,846,843	$4,137	$(1,798,608)	—	$—	$3,486	$56,075
Stock-based compensation	—	—	16,027	—	—	—	—	—	16,027
Exercise of stock options	353	—	2,619	—	—	—	—	—	2,619
Common stock - restricted stock units vesting	1,128	1	—	—	—	—	—	—	1
Common stock issued	11,926	12	241,375	—	—	—	—	—	241,387
Foreign currency translation adjustments	—	—	—	(400)	—	—	—	—	(400)
Unrealized gains on available-for-sale securities	—	—	—	653	—	—	—	—	653
Net income (loss)	—	—	—	—	370,445	—	—	(2,582)	367,863
Balance at March 31, 2025	$138,062	$230	$2,106,864	$4,390	$(1,428,163)	—	$—	$904	$684,225
Stock-based compensation	—	—	13,043	—	—	—	—	—	13,043
Exercise of stock options	36	—	223	—	—	—	—	—	223
Common stock - restricted stock units vesting	46	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	91	—	—	—	—	91
Unrealized gains on available-for-sale securities	—	—	—	876	—	—	—	—	876
Net loss	—	—	—	—	(175,241)	—	—	(3,411)	(178,652)
Balance at June 30, 2025	$138,144	$230	$2,120,130	$5,357	$(1,603,404)	—	$—	$(2,507)	$519,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(288,249)	$13,993
Adjustments to reconcile net (loss) income to net cash flow from operating activities
Stock-based compensation	50,913	44,279
Depreciation and amortization	19,417	17,542
Accretion of available-for-sale securities premiums/discounts	(4,122)	(4,545)
Amortization of convertible notes issuance costs	1,423	—
Realized gain on investments	(36)	—
Non-cash interest expense on liability related to the sale of future royalties	25,115	18,893
Non-cash interest expense on credit facility	44,374	48,774
Loss on equity method investment	9,190	—
Gain on VIE's sale of IPR&D assets	(19,000)	—
Non-cash transfer of property and equipment to affiliate	579	—
Changes in operating assets and liabilities:
Accounts receivable	(1,907)	(9,841)
Prepaid expenses and other current assets	(29,940)	(22,342)
Accounts payable	9,980	21,662
Accrued expenses	(15,214)	7,956
Deferred revenue	123,940	22,979
Operating lease, net	(3,556)	(3,417)
Other	(2,453)	3,128
Net cash (used in) provided by operating activities	(79,546)	159,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,567)	(15,177)
Purchases of available-for-sale securities	(1,138,714)	(774,616)
Proceeds from sales of available-for-sale securities	48,788	—
Proceeds from maturities of available-for-sale securities	224,152	587,880
Net cash used in investing activities	(874,341)	(201,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	12,763	3,476
Proceeds from issuance of warrants	99,998	25,000
Proceeds from issuance of convertible notes	700,000	—
Payments of debt issuance costs	(18,716)	(5,000)
Purchase of capped calls	(47,880)	—
Proceeds from issuance of common stock related to ATM offering	76,109	241,388
Payments of issuance costs of common stock related to ATM offering	(2,038)	—
Proceeds from issuance of common stock related to follow-on offering	130,000	—
Payments of issuance costs of common stock related to follow-on offering	(13,393)	—
Repayments of credit facility	(117,891)	(201,625)
Proceeds from Visirna credit agreement	—	7,098
Dividends paid by variable interest entity to noncontrolling shareholders	(38,434)	—
Net cash provided by financing activities	780,518	70,337

Net (decrease) increase in cash, cash equivalents and restricted cash	(173,369)	27,485

Effect of exchange rate on cash, cash equivalents and restricted cash	1,580	(377)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	226,548	102,685
END OF PERIOD	$54,759	$129,793

Supplemental disclosure of cash flows:
Interest paid	$—	$(19)
Income taxes paid	$(21,587)	$(81)
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$1,084	$346
Supplemental disclosure of non-cash financing activities:
ROU assets obtained in exchange for new lease liabilities	$13,410	$—
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
Approved Products

REDEMPLO® (plozasiran) is approved by the U.S. Food and Drug Administration (“FDA”) as an adjunct to diet to reduce triglycerides for adults with Familial Chylomicronemia Syndrome (“FCS”). REDEMPLO is also approved by the European Commission, Chinese National Medical Products Administration (“NMPA”), Health Canada, and the Australian Therapeutic Goods Administration (TGA) for the same indication.

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

Consolidation and Basis of Presentation
The interim Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Wholly-owned subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited and Arrowhead Pharmaceuticals NZ Limited. The Company’s variable interest entity is Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The interim Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position as of June 30, 2026 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
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
As of June 30, 2026, the Company had $54.8 million in cash, cash equivalents and restricted cash ($4.1 million in restricted cash) and $1,547.2 million in available-for-sale securities to fund operations.
In total, the Company is eligible to receive up to $16.2 billion in additional developmental, regulatory and sales milestones based on programs that have been partnered, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, other than below:
Equity method investment
The Company accounts for investments over which it has significant influence but not control under the equity method. The investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and are included in other assets in the accompanying consolidated balance sheets. The Company presents income or losses from equity investments as loss on equity method investment on the consolidated statements of operations and comprehensive (loss) income. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding or commits to guarantee investee liabilities. As of June 30, 2026, the Company had an equity method investment in Bisirna Therapeutics, Inc. (“Bisirna”). Refer to Note 8, Equity Method Investment, for further details.
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
As of June 30, 2026, the Company had outstanding convertible notes, which mature on January 15, 2032. Refer to Note 14, Convertible Notes, for further details.
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

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 will become effective for the Company beginning October 1, 2026, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
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

NOTE 2. COLLABORATION AND LICENSE AGREEMENTS
The following table provides a summary of revenue recognized from our collaboration and license agreements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
GSK	$—	$143	$—	$2,646
Sarepta	26,395	27,624	297,594	570,330
Novartis	20,232	—	74,945	—
Sanofi	1,241	—	11,983	—
Madrigal	25,000	—	25,000	—
Total	$72,868	$27,767	$409,522	$572,976
The following table summarizes the balance of receivables, contract assets and contract liabilities related to the Company’s collaboration and license agreements, which, as of June 30, 2026, relate solely to the Company’s agreements with Sarepta, Novartis and Sanofi:

	June 30, 2026	September 30, 2025
	(in thousands)
Receivables included in accounts receivable	$5,799	$6,824
Contract assets included in other current assets	$10,231	$—
Contract liabilities included in deferred revenue, current	$94,596	$2,399
Contract liabilities included in deferred revenue, non-current	$31,743	$—
Deferred revenue consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$157,159	$43,268	$2,399	$—
Deferred revenue additions	545	7,335	481,217	593,309
Revenue recognized	(46,627)	(27,624)	(372,539)	(570,330)
Balance at end of period	111,077	22,979	111,077	22,979
Plus receivables included in accounts receivable; and contract assets included in other current assets	15,262	—	15,262	—
Less deferred revenue, current	(94,596)	(22,979)	(94,596)	(22,979)
Deferred revenue, non-current	$31,743	$—	$31,743	$—
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

As of June 30, 2026, the Company had no contract assets and liabilities recorded.
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
As of June 30, 2026, the Company had no contract assets and liabilities recorded.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of June 30, 2026.
As of June 30, 2026, the accrued expense balance is $36.4 million that was primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of June 30, 2026.
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
Further, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target (the “C3” programs). Upon target acceptance, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a Clinical Trial Application ready data package (a "CTA package").
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
During the second quarter of fiscal 2026, Sarepta exercised its contractual step‑in right under the Sarepta Collaboration Agreement with respect to certain C1 programs, pursuant to which Sarepta will assume responsibility for ongoing clinical trials for such programs on mutually agreed transition dates. Sarepta’s exercise of the step‑in right represents a contract modification under ASC 606, as it reduces both the scope of the Company’s remaining obligations and the amount of variable consideration related to reimbursable research and development costs for the affected C1 programs. The Company evaluated the modification and determined that the remaining research and development activities to be performed after the modification are not distinct from those performed prior to the modification and, accordingly, the modification is accounted for as part of the original performance obligation through a cumulative catch‑up adjustment. The scope of the modification, including the associated transition terms, was finalized during the third quarter of fiscal 2026, and the Company recorded the related cumulative catch‑up adjustment to revenue in that period, consistent with the timing of finalization. The contract modification did not impact revenue previously recognized related to the four C1 licenses, which were delivered as distinct performance obligations.
In December 2025, pursuant to the Sarepta Collaboration Agreement, the Company entered into a clinical supply agreement with Sarepta (the “Sarepta Clinical Supply Agreement”), whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities. For the three and nine months ended June 30, 2026, the Company recorded $26.0 million and $292.8 million in revenue under the Sarepta Collaboration Agreement, respectively. For the three and nine months ended June 30, 2026, the Company recorded $0.4 million and $4.7 million in revenue under the Sarepta Clinical Supply Agreement, respectively. As of June 30, 2026, the Company held $5.0 million in accounts receivable and $10.2 million in contract assets, relating to the Sarepta Collaboration Agreement and the Sarepta Clinical Supply Agreement. Revenue recognized that are not invoiced to the customer as a result of recognizing revenue over time are recorded as a contract asset included in other current assets in the consolidated balance sheet. Upon invoicing to the customer, the balance is recorded in accounts receivable in the consolidated balance sheet. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the rest of the targets within the C3 programs.
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
Further, Novartis has selected additional gene targets (“Collaboration Target”) for which the Company has accepted and will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target. Novartis has received an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets (the “CT” programs) and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a CTA package.
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
For the three and nine months ended June 30, 2026, the Company recorded $20.2 million and $74.9 million in revenue from Novartis. As of June 30, 2026, the Company held $94.6 million in current deferred revenue and $31.7 million in non-current deferred revenue, related to the Novartis Collaboration Agreement. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities.
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
Upon closing of the Asset Purchase Agreement, Visirna received an upfront payment of $130.0 million from Sanofi. In the second quarter of fiscal 2026, Visirna received a $10.0 million milestone payment as a result of the NMPA’s approval of REDEMPLO (plozasiran) for the reduction of triglyceride levels in adult patients with FCS. Visirna is eligible to receive further development milestone payments of up to $255.0 million upon approval of plozasiran across various indications in mainland China.
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
Under the Sanofi License Agreement, Sanofi has the option to purchase clinical and commercial product supply from the Company. In addition, the Company is eligible to receive royalties from Sanofi on net commercial product sales in Greater China. For the three and nine months ended June 30, 2026, the Company recorded $1.2 million and $12.0 million in revenue, respectively under the Sanofi License Agreement. As of June 30, 2026, the Company held $0.8 million in accounts receivable under the Sanofi License Agreement.
The Sanofi License Agreement may be terminated by either party in the event of a material breach as defined therein. Unless earlier terminated, the Sanofi License Agreement expires on a product-by-product basis, upon the date of expiration of the relevant royalty term for such product in Greater China.
Madrigal Therapeutics Inc. (“Madrigal”)
On May 4, 2026, the Company entered into a Licensing Agreement with Madrigal (the “Madrigal License Agreement”), under which Madrigal received an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program.
Under the terms of the Madrigal License Agreement, the Company received an upfront payment of $25.0 million on June 2, 2026. The Company is eligible to receive milestone payments of up to $975.0 million, and further eligible to receive tiered royalties on commercial sales ranging from high-single digits to the mid-teens.
The Company identified a single performance obligation comprising the combined license, know-how and technology transfer, which was satisfied upon delivery in the third quarter of fiscal 2026. The fixed consideration of $25 million was fully allocated to this performance obligation and recognized in the third quarter of fiscal 2026.
As of June 30, 2026, the Company had no contract assets and liabilities recorded.

NOTE 3. BALANCE SHEET ACCOUNTS
Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	June 30, 2026	September 30, 2025
	(in thousands)
Land	$2,995	$2,996
Buildings	254,859	251,317
Research equipment	61,447	62,758
Manufacturing equipment	34,182	18,588
Furniture	5,813	5,594
Computers and software	971	1,064
Leasehold improvements	104,462	104,425
Construction in progress	5,811	15,942
Property, plant and equipment, gross	470,540	462,684
Less: Accumulated depreciation and amortization	(97,239)	(80,169)
Property, plant and equipment, net	$373,301	$382,515
Depreciation and amortization expense for property, plant and equipment for the three months ended June 30, 2026 and 2025 was $6.2 million and $5.8 million, respectively. Depreciation and amortization expense for property, plant and equipment for the nine months ended June 30, 2026 and 2025 was $18.1 million and $16.2 million, respectively.

Accrued Expenses
Accrued expenses consisted of the following as of:

	June 30, 2026	September 30, 2025
	(in thousands)
Accrued research and development expenses	$35,648	$30,330
Accrued research and development expenses; co-development	36,368	31,296
Accrued capital expenditures	1,084	277
Accrued income taxes	—	20,799
Dividends declared by variable interest entity to noncontrolling shareholders	2,110	—
Other	10,964	7,717
Total accrued expenses	$86,174	$90,419
As of June 30, 2026, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. Research and development expenses related to co-development and co-commercialization activities per the Takeda License Agreement are reported as accrued research and development expenses; co-development in the table above (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of June 30, 2026
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$1,553,308	$433	$(6,540)	$1,547,201
Total current investments	$1,553,308	$433	$(6,540)	$1,547,201

	As of September 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities	$689,882	$2,956	$(20)	$692,818
Total current investments	$689,882	$2,956	$(20)	$692,818

The following table summarizes the contract maturity of the available-for-sale securities as of:

	June 30, 2026	September 30, 2025
	(in thousands)

Within one year	$605,489	$224,328
After one to two years	669,500	468,490
After two to three years	272,212	—
Total	$1,547,201	$692,818

As of June 30, 2026 and September 30, 2025, the gross unrealized losses were immaterial. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of June 30, 2026 and 2025.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of June 30, 2026
Patents	$21,728	$17,589	$—	$4,139	14
License	3,129	1,682	—	1,447	21
Total intangible assets, net	$24,857	$19,271	$—	$5,586
As of
As of September 30, 2025
Patents	$21,728	$16,426	$—	$5,302	14
License	3,129	1,570	—	1,559	21
Total intangible assets, net	$24,857	$17,996	$—	$6,861

Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the nine months ended June 30, 2026 and 2025.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $0.4 million for the three months ended June 30, 2026 and 2025, and $1.3 million for each of the nine months ended June 30, 2026 and 2025. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2026:

Amortization Expense
Year Ending September 30,	(in thousands)
2026 (remainder)	$425
2027	1,700
2028	1,700
2029	795
2030	149
Thereafter	817
Total	$5,586

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
As of		(in thousands)
As of June 30, 2026
Common stock (1)	$0.001	290,000	143,796	141,135
Preferred stock	$0.001	5,000	—	—

As of September 30, 2025
Common stock (1)	$0.001	290,000	138,363	135,702
Preferred stock	$0.001	5,000	—	—
    (1) Does not include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised.
As of June 30, 2026 and September 30, 2025, respectively, 20,161,210 and 9,851,400 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.
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
The Company concluded that the 2024 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2024 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of June 30, 2026, no shares underlying the 2024 Avoro Pre-Funded Warrants had been exercised.
In connection with the Sarepta Collaboration Agreement, on November 25, 2024, the Company entered into the Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement closed on February 7, 2025. On August 13, 2025, the Company subsequently entered into an agreement with Sarepta to repurchase 2,660,989 common stock of the Company from Sarepta at a price per share of $18.79 for an aggregate value of approximately $50.0 million to partially satisfy the milestone payment of $100.0 million due from Sarepta (with the remaining $50.0 million settled in cash). The shares were recorded as treasury stock at their fair value of $53.2 million, resulting in a $3.2 million gain on settlement. As of the end of fiscal 2025, Sarepta no longer holds an equity position in the Company.
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
For the three months ended June 30, 2026, the Company sold approximately 367,000 shares of common stock under the ATM Offering, generating gross proceeds of $28.0 million and net proceeds of $27.2 million, after deducting underwriting commissions and offering costs. For the nine months ended June 30, 2026 , the Company sold approximately

1,056,000 shares of common stock under the ATM Offering, generating gross proceeds of $76.1 million and net proceeds of $74.1 million, after deducting underwriting commissions and offering costs.
On January 7, 2026, the Company entered into an underwriting agreement with Jefferies and J.P. Morgan Securities, LLC (“J.P. Morgan”) for an underwritten public offering (the “2026 Offering”) of: (i) 2,015,505 shares of common stock with $0.001 par value per share, at a public offering price of $64.50 per share, and (ii) pre‑funded warrants (“2026 Avoro Pre-Funded Warrants”) to purchase 1,550,387 shares of common stock, at a public offering price of $64.499 per share, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The 2026 Offering closed on January 9, 2026, generating gross proceeds of $230 million and net proceeds of $216.6 million after deducting the underwriting discounts and commissions and other offering expenses. The Company concluded that the 2026 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2026 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of June 30, 2026, no shares underlying the 2026 Avoro Pre-Funded Warrants had been exercised.
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
During the first quarter of fiscal 2026, Visirna declared a cash dividend of $100.0 million to its shareholders. As of December 31, 2025, the portion of the dividend declared payable to the Company’s noncontrolling shareholders totaled $40.5 million and was included in the accompanying consolidated statements of equity. In March 2026, Visirna paid cash dividends totaling $94.8 million, consisting of $56.4 million paid to the Company and $38.4 million paid to the Company’s noncontrolling shareholders. The remaining $3.1 million of the declared dividend represents exercise prices paid by certain noncontrolling shareholders in connection with the exercise of their stock options, which were netted against the dividend otherwise payable to those shareholders. As of June 30, 2026, Visirna had a remaining dividend payable of $2.1 million to the Company’s noncontrolling shareholder, which was included in accrued expenses in the accompanying consolidated balance sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2026.
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
Commitments
As of June 30, 2026, the Company did not have any material commitments other than lease related commitments disclosed in Note 9 and debt related commitments disclosed in Note 13.
NOTE 8. EQUITY METHOD INVESTMENT
On January 15, 2026, the Company, through its consolidated variable interest entity, Visirna, entered into and closed an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Bisirna, pursuant to which the Company received 26,500,000 ordinary shares and 6,625,000 Series A preferred shares in exchange for in‑process research and development (“IPR&D”) assets transferred from Visirna to Bisirna. As a result of the asset transfer, the Company recognized a gain of $19.0 million in other income in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended June 30, 2026.
The Company evaluated whether there was a basis difference between the carrying value and fair value of its proportionate share of Bisirna’s underlying net assets. As Bisirna was not deemed a business as defined in ASC 805, Business Combinations, the Company immediately expensed the basis difference to the extent it related to acquired IPR&D assets.
As of June 30, 2026, the Company held a 25.29% voting interest in Bisirna and one seat on Bisirna’s board of directors. The Company accounts its ownership in Bisirna under the equity method. As of June 30, 2026, the carrying value of the Company’s investment in Bisirna was $2.2 million, which was included in other assets in the accompanying consolidated balance sheets.
NOTE 9. LEASES
Pasadena, California: The Company leases office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC. In April 2026, the Company entered into a lease amendment (the “2026 Pasadena Lease Amendment”) to extend the lease term for its office located in Pasadena, California and to add additional office space, increasing the total leased office space from approximately 49,576 square feet to approximately 98,444 square feet. The 2026 Pasadena Lease Amendment commenced for a portion of the building in May 2026, with the remainder expected to commence in the fourth fiscal quarter of 2026. The 2026 Pasadena Lease Amendment has a lease term of seven years and eight months and provides two consecutive options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2026.

The 2026 Pasadena Lease Amendment granted the Company the right to receive a tenant improvement allowance funded by the lessor for $9.1 million. The Company has further concluded that this tenant improvement allowance has no effects on the classification of the lease.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from 11404 & 11408 Sorrento Valley Owner, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2026.
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
Madison, Wisconsin: The Company leases 110,956 square feet space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of June 30, 2026.
The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2026	September 30, 2025
		(in thousands)

Operating lease assets	Right-of-use assets	$55,667	$43,891
Current operating lease liabilities	Lease liabilities	5,322	7,289
Non-current operating lease liabilities	Lease liabilities, net of current portion	114,298	104,112

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease Cost	Classification	2026	2025	2026	2025
		(in thousands)

Operating lease cost	Research and development	$2,808	$2,233	$8,326	$7,754
	Selling, general and administrative	737	449	1,745	1,442

Variable lease cost (1)	Research and development	620	893	2,710	2,830
	Selling, general and administrative	—	—	—	—

Total		$4,165	$3,575	$12,781	$12,026
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
There was no short-term lease cost during the three and nine months ended June 30, 2026 and 2025, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2026:

Year	Amounts
(in thousands)
2026 (remainder)	$4,007
2027	15,267
2028	16,594
2029	19,468
2030	19,929
2031 and thereafter	126,624
Total	$201,889
Less imputed interest	(82,269)
Total operating lease liabilities (includes current portion)	$119,620
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating cash flows from operating leases	$4,089	$3,875	$11,976	$11,554
			June 30,
			2026	2025
Weighted-average remaining lease term (in years)			10.7	11.9
Weighted-average discount rate			8.2%	8.0%

NOTE 10. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 1,580,277 awards are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of June 30, 2026.
Under the 2021 Incentive Plan (the “2021 Plan”), 18,500,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of June 30, 2026, 7,955,754 shares have been granted under the 2021 Plan, and the total number of shares available for issuance was 11,372,310 shares, which includes 170,898 and 657,166 shares that were forfeited under the 2013 and 2021 Plans, respectively. This reflects an amendment and restatement of the 2021 Plan approved by the Company’s stockholders on March 19, 2026 to increase the total number of authorized shares by 10,500,000 shares and extend the term of the plan to January 21, 2036.
Under the Company’s Inducement Plan (the “Inducement Plan”), which was amended and restated in May 2026 to increase the total number of authorized shares and to extend the term of the plan to May 2036, 3,000,000 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2026, 835,930 shares have been granted, net of cancellations, under the Inducement Plan. The total number of shares remaining available for issuance was 2,164,070 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2026, there were 326,934 and 41,225 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	June 30, 2026
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	480,277	22,965	326,934	830,176
Restricted stock units	1,100,000	4,011,324	683,330	5,794,654
Total	1,580,277	4,034,289	1,010,264	6,624,830
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$8,187	$6,898	$23,003	$21,008
Selling, general and administrative	6,787	5,095	28,129	20,242
Total	$14,974	$11,993	$51,132	$41,250
Stock Option Awards
The following table presents a summary of the stock option activity for the nine months ended June 30, 2026:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2025	1,407,035	$28.90
Granted	—	—
Cancelled or expired	—	—
Exercised	(576,859)	22.88
Outstanding at June 30, 2026	830,176	$32.97	3.0	$40,293,644
Exercisable at June 30, 2026	830,176	$32.97	3.0	$40,293,644
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended June 30, 2026 and 2025 was $11.2 million and $0.3 million, respectively. The total intrinsic value of the options exercised during the nine months ended June 30, 2026 and 2025 was $23.8 million and $4.9 million, respectively.
There was no stock-based compensation expense related to stock options outstanding for the three months ended June 30, 2026 and 2025. Stock-based compensation expense related to stock options outstanding for the nine months ended June 30, 2026 and 2025, was $0 and $0.1 million, respectively.
As of June 30, 2026, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the nine months ended June 30, 2026 and 2025.
Visirna ESOP: Through June 30, 2026, Visirna, a subsidiary of the Company, granted an aggregate of 16,400,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the three months ended June 30, 2026 and 2025, stock-based compensation expense related to the Visirna ESOP was $0 and $1.1 million, respectively. For the nine months ended June 30, 2026 and 2025, stock-based compensation expense related to the Visirna ESOP was $0 and $3.0 million, respectively.
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
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2025	5,810,351	$36.97
Granted	2,049,141	66.42
Vested	(1,794,793)	41.69
Forfeited	(270,045)	31.55
Outstanding at June 30, 2026	5,794,654	$49.69
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
For the three months ended June 30, 2026 and 2025, the Company recorded $15.0 million and $11.9 million of expense related to RSUs, respectively. For the nine months ended June 30, 2026 and 2025, the Company recorded $51.1 million and $41.1 million of expense related to RSUs, respectively. As of June 30, 2026, there was $158.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.5 years.
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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. .
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$251,437	$—	$251,437
Commercial notes	—	111,916	—	111,916
Corporate debt securities	—	1,183,848	—	1,183,848
Total available-for-sale securities	—	1,547,201	—	1,547,201
Cash equivalents
Money market instruments	15,635	—	—	15,635
Term deposit	—	16,586	—	16,586
Total cash equivalents	15,635	16,586	—	32,221
Total financial assets	$15,635	$1,563,787	$—	$1,579,422

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$150,695	$—	$150,695
Certificate of deposits	—	12,019	—	12,019
Municipal securities	—	7,046	—	7,046
Commercial notes	—	13,801	—	13,801
Corporate debt securities	—	509,257	—	509,257
Total available-for-sale securities	—	692,818	—	692,818
Cash equivalents
Money market instruments	64,460	—	—	64,460
Term deposit	—	134,357	—	134,357
Certificate of deposits	—	3,001	—	3,001
Corporate debt securities	—	16,182	—	16,182
Total cash equivalents	64,460	153,540	—	218,000
Total financial assets	$64,460	$846,358	$—	$910,818
Convertible Notes
The Company's Convertible Notes (see Note 14) are carried at amortized cost and is not measured at fair value on a recurring basis. As of June 30, 2026, the carrying value of the Convertible Notes was $682.7 million, and its estimated fair value was $843.7 million. We determine the fair value of the Convertible Notes based on quoted market prices for these notes, which are Level 2 measurements because the Convertible Notes do not trade regularly.

Credit Facility
The Company’s credit facility (see Note 13) is carried at amortized cost and is not measured at fair value on a recurring basis. As of June 30, 2026, the aggregate carrying amount of the current and noncurrent portions of the facility was $181.4 million, and its estimated fair value was approximately $416.0 million.
The estimated fair value was determined using an income approach based on the present value of expected cash flows associated with the facility’s contractual terms, including its scheduled repayments, paid-in-kind interest and multiple-on-invested-capital provisions. Because the valuation included significant unobservable inputs, the estimated fair value was categorized within Level 3 of the fair value hierarchy.
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
Pursuant to the Royalty Pharma Agreement, Royalty Pharma paid $250.0 million upfront and agreed to pay up to an additional $160.0 million in aggregate one-time milestone payments due if and when the following milestone events occur: (i) $50.0 million on completion of enrollment in the OCEAN Phase 3 clinical trial for olpasiran, (ii) $50.0 million upon receipt of FDA approval of olpasiran for an approved indication (reduction in the risk of myocardial infarction, urgent coronary revascularization, or coronary heart disease death in adults with established cardiovascular disease and elevated Lp(a)), and (iii) $60.0 million upon Royalty Pharma’s receipt of at least $70.0 million of royalty payments under the Royalty Pharma Agreement in any single calendar year. During the third quarter of fiscal 2024, Amgen completed enrollment of the Phase 3 OCEAN(a) outcomes trial of olpasiran, which triggered a $50.0 million milestone payment that the Company received in the same quarter. As of June 30, 2026, up to $110.0 million of additional milestone payments remain payable in the future, contingent upon the achievement of the remaining regulatory and royalty-based milestones.
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
During the three months ended June 30, 2026, the Company updated its estimates of future royalty payments based on revised assumptions related primarily to expected pricing, product launch timing, and projected sales. These revisions resulted in changes to the expected amount and timing of future cash flows and, accordingly, an increase in the effective interest rate. As a result, the estimated effective interest rate increased from 8.3% as of September 30, 2025 to 9.0% as of June 30, 2026.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	Nine Months Ended June 30,
	2026	2025
	(in thousands)
Beginning carrying value	$367,397	$341,361
Non-cash interest expense recognized	25,115	18,893
Ending carrying value	$392,512	$360,254
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principal and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principal balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of June 30, 2026, the Company has paid $158.9 million in MOIC payments of which $33.3 million is expected to be applied to principal upon repayment in full. To date, the Company has paid $319.5 million of the loans under the Credit Facility.
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
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity (cash, cash equivalents and investments) of at least $250.0 million if the Company’s market capitalization is above $2.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, distributions from certain parties, and other matters customarily restricted in such agreements. As of June 30, 2026, the Company was in compliance with all covenants under the Financing Agreement. Pursuant to the terms of the Financing Agreement, the Company and its subsidiaries are not permitted to have an aggregate principal amount of convertible indebtedness outstanding at any one time in excess of the greater of $300.0 million and 10% of the market capitalization of the Company (based on the closing price of the common stock of the Company on the trading date immediately prior to the incurrence of such indebtedness), but in no event greater than $700.0 million in the aggregate. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
The Financing Agreement contains certain embedded features that were identified and evaluated as not material to the consolidated financial statements.
On August 13, 2025, the Company entered into a second amendment to the Financing Agreement (the "Second Amendment") that permitted the share repurchase of the Company's common stock from Sarepta and required the Company to pay a nominal administrative fee.
The outstanding balance of the Credit Facility consisted of the following:

	June 30, 2026	September 30, 2025
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	106,205	66,942
Accumulated accretion of the MOIC Payment	7,455	3,478
Less: Unamortized debt issuance costs	(12,778)	(13,912)
Less: Current portion of credit facility	(40,000)	(40,000)
Less: Payments	(319,516)	(201,625)
Credit facility, net of current portion	$141,366	$214,883
The following table sets forth total interest expense recognized related to the Credit Facility:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amortization of debt issuance costs	$385	$420	$1,133	$1,533
Accretion of the MOIC Payment	1,515	2,218	3,977	2,787
Contractual interest expense	13,212	13,766	39,264	44,454
Total interest expense	$15,112	$16,404	$44,374	$48,774

The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principal and accrued interest balance as of June 30, 2026 inclusive of scheduled mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest, and the table does not include MOIC prepayments beyond those contractually scheduled. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2026 (remainder)	$—
2027	40,000
2028	15,000
2029	15,000
2030	15,000
Thereafter	260,634
Total	$345,634
In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 72.9 million Chinese Yuan ($10.7 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. The amount outstanding as of June 30, 2026 was 22.1 million Chinese Yuan ($3.2 million) on the credit facility which was classified as other current liabilities.
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
The outstanding balance of the Notes consisted of the following:

	June 30, 2026	September 30, 2025
	(in thousands)
Outstanding principal balance	$700,000	$—
Less: Unamortized debt issuance costs	(17,293)	—
Convertible notes, net	$682,707	$—

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amortization of debt issuance costs	$767	$—	$1,423	$—
Total interest expense	$767	$—	$1,423	$—

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

NOTE 15. NET (LOSS) INCOME PER SHARE
The following table presents the computation of basic and diluted net (loss) income per share for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(194,280)	$(175,241)	$(296,205)	$22,119

Denominator:
Weighted-average basic shares outstanding (1)	143,378	139,039	141,331	132,385
Effect of dilutive securities	—	—	—	967
Weighted-average diluted shares outstanding (1)	143,378	139,039	141,331	133,352

Basic net (loss) income per share	$(1.36)	$(1.26)	$(2.10)	$0.17
Diluted net (loss) income per share	$(1.36)	$(1.26)	$(2.10)	$0.17
(1) Include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the number of potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per share because to include them would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Options	830	768	830	756
Restricted stock units	5,795	5,178	5,795	4,770
If-converted common stock from convertible notes	8,039	—	8,039	—
Total	14,664	5,946	14,664	5,526

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
Research and Development

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Candidate costs	$126,595	$95,007	$331,035	$243,094
Discovery costs	18,320	21,043	58,645	48,785
Salaries	31,978	26,531	95,563	80,583
Facilities related	7,016	6,457	22,713	20,944
Total research and development expense, excluding non-cash expense	$183,909	$149,038	$507,956	$393,406
Stock compensation	8,149	7,612	22,804	23,049
Depreciation and amortization	6,165	5,718	17,919	16,017
Total research and development expense	$198,223	$162,368	$548,679	$432,472

Selling, General & Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Salaries	$14,083	$7,964	$38,457	$23,152
Professional, outside services, and other	23,274	14,869	61,116	35,811
Facilities related	2,549	2,180	5,708	4,546
Total selling, general and administrative expense, excluding non-cash expense	$39,906	$25,013	$105,281	$63,509
Stock compensation	6,723	5,431	28,109	21,230
Depreciation/amortization	494	505	1,498	1,525
Total selling, general and administrative expense	$47,123	$30,949	$134,888	$86,264
NOTE 17. SUBSEQUENT EVENTS
On July 31, 2026, the Company entered into an asset purchase agreement pursuant to which the Company agreed to purchase a rare pediatric disease priority review voucher (“PRV”) issued by the U.S. Food and Drug Administration (the“FDA”) for aggregate consideration of $215.0 million upon closing. A PRV entitles its holder to priority review of a single new drug application or biologics license application, which is designed to shorten the FDA’s target review period, and may be sold or transferred to another party. The Company currently expects to use the PRV in connection with its upcoming Supplemental New Drug Application for plozasiran to seek approval for the treatment of patients with severe hypertriglyceridemia. Closing is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company expects the transaction to close in the fourth fiscal quarter of 2026 and intends to fund the purchase price from existing cash, cash equivalents and investments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” “potential,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding the timing and potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future, including our pending acquisition of a rare pediatric disease priority review voucher; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; and our estimates regarding future revenues, sales of REDEMPLO (plozasiran), our expectations regarding regulatory approval for and commercial launch of plozasiran, operating income, research and development expenses, cash flows, capital requirements and payments to third parties.
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
The Company's products:
•REDEMPLO®, indicated as an adjunct to diet to reduce triglycerides in adults with Familial Chylomicronemia Syndrome (FCS), which has received regulatory approvals in the United States, European

Union, Canada, Australia and China (Greater China rights out-licensed to Sanofi).

The following table presents selected programs from the Company’s pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead(1)
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	GSK4532990	Phase 2b	GSK
	ARO-PNPLA3	Phase 1	Madrigal
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
	ARO-DIMER-PA	Phase 1/2a	Arrowhead(1)
Pulmonary	ARO-RAGE	Phase 2	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
	SRP-1005 (ARO-HTT)	Phase 1	Sarepta
	ARO-MAPT	Phase 1/2a	Arrowhead
	ARO-SNCA	Pre-clinical	Novartis
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
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
The First Three Quarters of Fiscal 2026 Business Highlights
The bullets below highlight key developments in our business during the first three quarters of fiscal year 2026:
•Announced an exclusive worldwide license agreement with Madrigal Pharmaceuticals for ARO-PNPLA3, Arrowhead’s clinical stage RNA interference (RNAi) therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic dysfunction-associated steatohepatitis (MASH):
◦Under the terms of the agreement, Madrigal made a $25 million upfront payment to Arrowhead. Arrowhead is also eligible to receive development, regulatory, and sales milestone payments of up to $975 million. Arrowhead is further eligible to receive tiered royalties on commercial sales ranging from high-single digits to the mid-teens.
◦In a Phase 1 single-ascending dose clinical study, ARO-PNPLA3 achieved encouraging results,

including a dose-dependent mean reduction in liver fat of up to 40% in patients homozygous for the I148M mutation, no apparent treatment emergent increases in triglycerides or LDL-cholesterol, and a positive safety and tolerability profile at all doses studied.
•Announced that the Australian Therapeutic Goods Administration (TGA) has approved REDEMPLO® (plozasiran) as an adjunct to diet to reduce triglyceride levels for adult patients with familial chylomicronaemia syndrome (FCS) in Australia.
•Announced that the European Commission (EC) formally granted marketing authorization for REDEMPLO, a small interfering RNA (siRNA) medicine, as an adjunct to diet to reduce triglyceride levels in adult patients with familial chylomicronemia syndrome (FCS). REDEMPLO is the first and only siRNA medicine authorized by the EC for adults with FCS diagnosed either by the presence of clinical criteria or genetic testing.
•Presented interim results from a Phase 1/2a clinical trial of ARO-INHBE, the Company’s investigational RNA interference (RNAi) therapeutic being developed as a potential treatment for obesity and metabolic dysfunction-associated steatohepatitis (MASH).
◦The data presented at the European Association for the Study of the Liver Congress (EASL 2026) demonstrate that ARO-INHBE treatment led to clinically meaningful reductions in liver fat as a monotherapy and in combination with low-dose tirzepatide, a GLP-1/GIP receptor co-agonist, in adults with obesity.
•Presented new positive clinical data for plozasiran supporting its use in patients with moderate-to-severe renal impairment or moderate hepatic impairment without the need for dose adjustment, and a case report suggesting that preconception exposure to plozasiran may be associated with sustained lowering of fasting triglyceride (TG) levels through the term of a pregnancy.
◦The data were presented in two oral presentations at the 94th European Atherosclerosis Society (EAS) Congress.
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
•Announced interim results from two Phase 1/2a clinical trials of ARO-INHBE and ARO-ALK7, the

Company’s investigational RNAi therapeutics being developed as potential treatments for obesity and metabolic dysfunction-associated steatohepatitis (MASH), showing for patients enrolled in the study that:
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
◦ARO-INHBE monotherapy at 200mg or greater reduced liver fat content (LFC) by 44% compared to placebo in subjects with obesity and baseline liver fat content greater than 8%.
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
The bullets below highlight other key developments in our business subsequent to the third quarter of fiscal year 2026:
•Announced topline results for the global Phase 3 SHASTA-3 and SHASTA-4 clinical studies of plozasiran in patients with severe hypertriglyceridemia (sHTG).
◦SHASTA-3 and SHASTA-4 successfully met the primary endpoint of triglyceride reduction versus placebo and met all prespecified secondary endpoints in both studies.
◦Deep, durable, and consistent median triglyceride reductions of 79% and 81% from baseline in SHASTA-3 and SHASTA-4, respectively.
◦Statistically significant 78% reduction in acute pancreatitis events versus placebo across the entire

sHTG study population, with an unprecedented 100% event reduction in patients with triglycerides above 880 mg/dL and a prior medical history of AP, widely considered to be at the highest risk for acute pancreatitis.
◦Continued and consistent safety and tolerability profile with no new safety signals and a favorable liver safety profile.
◦Detailed results will be presented as a HOT LINE Late Breaker at the European Society of Cardiology (ESC) Congress on August 30, 2026
•Announced that the Company completed enrollment in the global Phase 3 YOSEMITE clinical trial of zodasiran, the Company’s investigational RNAi therapeutic being developed as a potential treatment for homozygous familial hypercholesterolemia (HoFH), a rare genetic condition that leads to severely elevated low-density lipoprotein cholesterol (LDL-C) and early-onset cardiovascular disease.
◦The Company anticipates that YOSEMITE will be completed in mid-2027 and, pending successful clinical results, intends to seek regulatory approval in multiple geographies thereafter.
◦The YOSEMITE Phase 3 study was initially designed to enroll 60 participants with HoFH; however, strong global HoFH patient and physician interest led to an increased total of 70 patients enrolled.
There have been no significant changes to the Company’s critical accounting estimates disclosed in the most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenue	$75,253	$27,767	$413,023	$572,976
Operating (loss) income	$(170,093)	$(165,550)	$(270,544)	$54,240
Net (loss) income attributable to Arrowhead	$(194,280)	$(175,241)	$(296,205)	$22,119
Net (loss) income per diluted share attributable to Arrowhead	$(1.36)	$(1.26)	$(2.10)	$0.17
Revenue
Total revenue for the three and nine months ended June 30, 2026 increased by $47.5 million and decreased by $160.0 million, respectively, as compared to the same periods of 2025. The change was primarily driven by revenue recognition associated with the Sarepta, Novartis, Madrigal and Sanofi collaboration and license agreements, and partially driven by commercial revenue from REDEMPLO.
The following table provides a summary of revenue recognized from our collaboration and license agreements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
GSK	$—	$143	$—	$2,646
Sarepta	26,395	27,624	297,594	570,330
Novartis	20,232	—	74,945	—
Sanofi	1,241	—	11,983	—
Madrigal	25,000	—	25,000	—
Total	$72,868	$27,767	$409,522	$572,976
The Company has evaluated each agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606-Revenue for Contracts from Customers. See Note 2 — Collaboration and License Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.

Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement and Stock Purchase Agreement with Sarepta for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs. On December 16, 2025, the Company entered into the Sarepta Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities. During the three and nine months ended June 30, 2026, the Company recorded $26.4 million and $297.6 million in revenue associated with these Sarepta agreements, respectively.
Novartis: On August 29, 2025, the Company entered into the Novartis Collaboration Agreement with Novartis for the development and commercialization of multiple preclinical programs in rare, genetic diseases of the central nervous system. During the three and nine months ended June 30, 2026, the Company recorded $20.2 million and $74.9 million in revenue associated with this transaction, respectively.
Visirna and Sanofi: On August 1, 2025, Visirna HK, a wholly owned subsidiary of Visirna Therapeutics, Inc, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement with Sanofi, pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated, April 25, 2022 (the “Visirna License Agreement”). During the three and nine months ended June 30, 2026, the Company recorded $1.2 million and $12.0 million in revenue associated with this transaction, respectively.
Madrigal: On May 4, 2026, the Company entered into the Madrigal Licensing Agreement with Madrigal. Under the terms of the agreement, Madrigal received an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program. During the three and nine months ended June 30, 2026, the Company recorded $25.0 million and $25.0 million in revenue associated with this transaction, respectively.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories. For purposes of comparison, the amounts for the three and nine months ended June 30, 2026 and 2025 are shown in the tables below.
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
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2026	% of Expense Category	Three Months Ended June 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$126,595	64%	$95,007	58%	$31,588	33%
Discovery costs	18,320	9%	21,043	13%	(2,723)	(13)%
Salaries	31,978	16%	26,531	16%	5,447	21%
Facilities related	7,016	4%	6,457	4%	559	9%
Total research and development expense, excluding non-cash expense	$183,909	93%	$149,038	91%	$34,871	23%
Stock compensation	8,149	4%	7,612	5%	537	7%
Depreciation and amortization	6,165	3%	5,718	4%	447	8%
Total research and development expense	$198,223	100%	$162,368	100%	$35,855	22%

(in thousands)	Nine Months Ended June 30, 2026	% of Expense Category	Nine Months Ended June 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$331,035	61%	$243,094	56%	$87,941	36%
Discovery costs	58,645	11%	48,785	11%	9,860	20%
Salaries	95,563	17%	80,583	19%	14,980	19%
Facilities related	22,713	4%	20,944	5%	1,769	8%
Total research and development expense, excluding non-cash expense	$507,956	93%	$393,406	91%	$114,550	29%
Stock compensation	22,804	4%	23,049	5%	(245)	(1)%
Depreciation and amortization	17,919	3%	16,017	4%	1,902	12%
Total research and development expense	$548,679	100%	$432,472	100%	$116,207	27%
Candidate costs increased $31.6 million, or 33%, for the three months ended June 30, 2026 and $87.9 million, or 36%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher outsourced clinical trial costs and manufacturing costs.
Discovery costs decreased $2.7 million, or 13%, for the three months ended June 30, 2026 compared to the same period of 2025, primarily driven by timing of R&D discovery activity associated with ongoing discovery efforts. Discovery costs increased $9.9 million, or 20%, for the nine months ended June 30, 2026 compared to the same period of 2025, primarily driven by increased R&D discovery activity associated with ongoing discovery efforts and expansion into novel therapeutic areas and tissue types.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $5.4 million, or 21%, for the three months ended June 30, 2026 and $15.0 million, or 19%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was primarily due to an increase in headcount that has occurred as the Company has expanded its pipeline of candidates and worked to prepare for the manufacture of commercial material at the Verona facility, as well as annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and in Madison, Wisconsin. These expenses increased $0.6 million, or 9%, for the three months ended June 30, 2026 and $1.8 million or 8%, for the nine months ended June 30, 2026 compared to the same period of 2025. The increase was primarily due to expenses, such as utilities, repair and maintenance charges, associated with the expanded manufacturing facilities in Verona, Wisconsin to support manufacturing operations.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense increased $0.5 million, or 7%, for the three months ended June 30, 2026 compared to the same period of 2025, primarily driven by the annual issuance of RSU grants to employees in January 2026. Stock compensation expense decreased $0.2 million, or 1% for the nine months ended June 30, 2026 compared to the same period of 2025, primarily driven by stock options award expense incurred in the second fiscal quarter 2025 related to Visirna, our variable interest entity, that did not repeat in the second fiscal quarter 2026.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. These expenses increased $0.4 million, or 8%, for the three months ended June 30, 2026 and $1.9 million, or 12%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was primarily attributable to the transfer of additional manufacturing equipment following the completion of certification, qualification and validation to support manufacturing operations.
Selling, General and Administrative Expenses
The following table provides details of selling, general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended June 30, 2026	% of Expense Category	Three Months Ended June 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$14,083	30%	$7,964	26%	$6,119	77%
Professional, outside services, and other	23,274	49%	14,869	47%	8,405	57%
Facilities related	2,549	5%	2,180	7%	369	17%
Total selling, general and administrative expense, excluding non-cash expenses	$39,906	85%	$25,013	80%	$14,893	60%
Stock compensation	6,723	14%	5,431	18%	1,292	24%
Depreciation and amortization	494	1%	505	2%	(11)	(2)%
Total selling, general and administrative expenses	$47,123	100%	$30,949	100%	$16,174	52%

(in thousands)	Nine Months Ended June 30, 2026	% of Expense Category	Nine Months Ended June 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$38,457	29%	$23,152	27%	$15,305	66%
Professional, outside services, and other	61,116	45%	35,811	41%	25,305	71%
Facilities related	5,708	4%	4,546	5%	1,162	26%
Total selling, general and administrative expense, excluding non-cash expenses	$105,281	78%	$63,509	73%	$41,772	66%
Stock compensation	28,109	21%	21,230	25%	6,879	32%
Depreciation and amortization	1,498	1%	1,525	2%	(27)	(2)%
Total selling, general and administrative expenses	$134,888	100%	$86,264	100%	$48,624	56%
Salaries expense increased $6.1 million, or 77%, for the three months ended June 30, 2026 and $15.3 million, or 66% for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was driven by higher headcount required to support the Company’s commercialization of REDEMPLO, as well as annual salary increases.
Professional, outside services, and other expenses include costs related to commercial activities, legal, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $8.4 million, or 57%, for the three months ended June 30, 2026 and $25.3 million, or 71%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was mainly due to commercialization expense associated with the Company’s launch of REDEMPLO, including costs for marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $0.4 million, or 17%, for the three months ended June 30, 2026 and $1.2 million, or 26%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was primarily driven by higher staff amenities expenses driven by higher headcount.
Stock compensation expense, a non-cash expense, is based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. These expenses increased $1.3 million, or 24%, for the three months ended June 30, 2026 and $6.9 million, or 32%, for the nine months ended June 30, 2026 compared to the same periods of 2025. The increase was primarily due to recognition of compensation expense related to a performance-based restricted stock unit award following the achievement of a pre-specified performance milestone, as well as new grants issued to new employees.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Other Income (Expense)
Other expense is primarily related to interest income and expense, loss on equity method investment in Bisirna, and gain on VIE’s sale of IPR&D assets. Other expense decreased $4.7 million and $21.2 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods of 2025. The decrease for the nine months ended June 30, 2026 was primarily due to a gain on VIE’s sale of IPR&D assets related to the transfer of research and development assets from Visirna to Bisirna in January 2026, as well as an increased interest income on the Company’s available-for-sale securities. The decrease for the three months ended June 30, 2026 was primarily due to increased interest income on the Company's available-for-sale securities.
On January 15, 2026, Visirna closed on an Asset Transfer Agreement with Bisirna to sell and transfer certain assets and rights associated with R&D technology. The purchase price was $19.0 million, payable as (i) $9.0 million in paid-in-full warrants (exercise price of $0.18 per share) issued by Bisirna at the closing of the asset transfer, and (ii) $10.0 million of Bisirna Series A preferred shares, which were issued upon the closing of Bisirna’s Series A equity financing on January 15, 2026. As the performance obligation associated with the asset transfer was fully satisfied at closing, the Company recognized $19.0 million of gain in other income during the second fiscal quarter of 2026.
Net (Loss) Income
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $194.3 million and $296.2 million for the three and nine months ended June 30, 2026, respectively, compared to a net loss attributable to Arrowhead Pharmaceuticals, Inc. of $175.2 million and a net income attributable to Arrowhead Pharmaceuticals, Inc. of $22.1 million for the three and nine months ended June 30, 2025, respectively. Net loss per diluted share was $1.36 and $2.10 for the three and nine months ended June 30, 2026, respectively, compared to a net loss per diluted share of $1.26 and a net income per diluted share of $0.17 for the three and nine months ended June 30, 2025, respectively. The increase in net loss attributable to Arrowhead Pharmaceuticals, Inc. and decrease in net income attributable to Arrowhead Pharmaceuticals, Inc. for the three and nine months ended June 30, 2026 compared to the same periods of 2025, respectively, was primarily due to a decrease in revenue from the Sarepta Collaboration Agreement, combined with higher commercial costs as well as research and development expenses, associated with the expansion of the Company’s pipeline and progression through clinical trial phases.

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
The Company’s cash, cash equivalents and restricted cash was $54.8 million as of June 30, 2026 compared to $226.5 million as of September 30, 2025. Cash invested in available-for-sale securities was $1,547.2 million as of June 30, 2026 compared to $692.8 million as of September 30, 2025.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 24, 2025. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. During the second quarter of fiscal 2026, the Company received $200.0 million of the second DM1 milestone payment and a $50.0 million payment for the first installment of the annual fee. The Company is eligible to receive the second installment of the annual fee of up to $50.0 million over the 12 months from June 30, 2026.
On August 29, 2025, the Company entered into a licensing and collaboration agreement with Novartis. Upon closing in October 2025, the Company received $200.0 million as an upfront payment.
On May 4, 2026, the Company entered into a licensing agreement with Madrigal. Upon closing in June 2026, the Company received $25.0 million as an upfront payment.
On December 10, 2025, the Company entered into the Amended and Restated Sale Agreement with Jefferies LLC, acting as sales agent and/or principal, which amended and restated the Company’s prior open market sale agreement in its entirety. Pursuant to the Amended and Restated Sale Agreement, the Company may, from time to time, sell shares of the Company’s common stock through Jefferies LLC in an at-the-market offering, up to the maximum program amount permitted under the Company’s effective shelf registration statement. As of June 30, 2026, the Company had sold approximately 1,056,000 shares of common stock under the Amended and Restated Sale Agreement, generating gross proceeds of $76.1 million and net proceeds of $74.1 million, after deducting commissions and offering costs.
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
On January 7, 2026, the Company issued $700.0 million aggregate principal amount of 0.00% Notes due January 15, 2032. This transaction closed on January 12, 2026, generating gross proceeds of $700.0 million and net proceeds of $681.3 million.
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
The following table presents a summary of cash flows:

	Nine Months Ended June 30,
	2026	2025
	(in thousands)
Cash Flow from:
Operating activities	$(79,546)	$159,061
Investing activities	(874,341)	(201,913)
Financing activities	780,518	70,337
Net decrease (increase) in cash, cash equivalents and restricted cash	$(173,369)	$27,485

Cash, cash equivalents and restricted cash at end of period	$54,759	$129,793
During the nine months ended June 30, 2026, cash flow used in operating activities was $79.5 million, which was primarily due to increase in ongoing expenses related to the Company’s research and development programs and selling, general and administrative expenses, partially offset by $200.0 million of cash received as part of the Novartis agreement, $200.0 million of the second DM1 milestone payment, $50.0 million payment for the first installment of the annual fee received as part of the Sarepta agreement, and $25.0 million of cash received as part of the Madrigal agreement. Cash used in investing activities amounted to $874.3 million, which was primarily attributable to investment purchases of $1,138.7 million, and capital expenditures of $8.6 million, partially offset by proceeds from maturities of investments of $224.2 million and proceeds from sales of investments of $48.8 million. Cash provided by financing activities of $780.5 million was primarily due to $681.3 million net proceeds from the issuance of convertible note, $116.6 million in net proceeds from a follow-on common stock offering, $74.1 million in net proceeds from the issuance of common stock under the Company's at-the-market equity offering program, $100.0 million proceeds from issuance of pre-funded warrants and $12.8 million proceeds from the exercise of stock options, partially offset by partial repayment of the credit facility (inclusive of MOIC Payments) of $117.9 million, purchase of the Capped Calls of $47.9 million, and dividends paid to noncontrolling shareholders of $38.4 million (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements”).
During the nine months ended June 30, 2025, cash flow provided by operating activities was $159.1 million, which was primarily due to $500.0 million of cash received as part of the Sarepta agreement, partially offset by ongoing expenses related to the Company's research and development programs and selling, general and administrative expenses. Cash used in investing activities was $201.9 million, which was primarily attributable to capital expenditures of $15.2 million and investment purchases of $774.6 million, partially offset by proceeds from sales and maturities of investments of $587.9 million. Cash provided by financing activities of $70.3 million was primarily related to cash received from the issuance of common stock as well as stock option exercises.
Contractual Obligations
The Company entered into a global licensing and collaboration agreement with Madrigal on May 4, 2026, which closed on June 2, 2026 (see Note 2). The Company entered into a Pasadena Lease Amendment for its office lease located in Pasadena, California on April 27, 2026 (see Note 9). There has been no other material change during the three months ended June 30, 2026 in the Company’s contractual obligations from that described in Item 7 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION

(c) Trading Plans
During the quarter ended June 30, 2026, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):

Name	Title	Adoption or Termination Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover (1)	Other Shares Being Sold (Subject to Certain Conditions)

Patrick O’Brien	Chief Operating Officer	04/09/2026	01/08/2027		Up to 30,000 Shares
Patrick O’Brien	Chief Operating Officer	04/09/2026	01/08/2027	81,250
Mauro Ferrari	Board Member	04/14/2026	12/22/2026		3,128

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

3.3	Second Amended and Restated Bylaws of Arrowhead Pharmaceuticals, Inc., as amended January 24, 2023 (incorporated by reference from Exhibit 3.3 of the Company's Form 10-Q filed on February 5, 2026)

10.1*#	Arrowhead Pharmaceuticals, Inc. Amended and Restated 2021 Incentive Plan

10.2*#	Arrowhead Pharmaceuticals, Inc. Amended and Restated Inducement Plan

10.3*†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Madrigal Pharmaceuticals, Inc., dated May 4, 2026

10.4*	Third Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated April 27, 2026

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: August 4, 2026

ARROWHEAD PHARMACEUTICALS, INC.

By:	/s/ Daniel Apel
Daniel Apel Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)