Form 10-K
period 2026-09-30
ARROWHEAD PHARMACEUTICALS, INC.
filed 2026-11-12
CIK 879407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of issuer’s voting and non-voting outstanding common stock held by non-affiliates was approximately $7.4 billion based upon the closing stock price of issuer’s common stock on March 31, 2026. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 5, 2026, 141,368,004 shares of the issuer’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3).

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “might,” “forecast,” “potential” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our expectations regarding the timing and potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future; our beliefs and expectations regarding the amount and timing of future milestone, royalty or other payments that could be due to or from third parties under existing agreements; our expectations regarding regulatory approvals for and commercial launch of plozasiran; our expectations regarding pending litigation outcomes; and our estimates regarding future revenues, sales of REDEMPLO® (plozasiran), operating income, research and development expenses, cash flows, capital requirements and payments to third parties.
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

PART I
Unless otherwise noted, (1) the term “Arrowhead” refers to Arrowhead Pharmaceuticals, Inc., a Delaware corporation and its Subsidiaries, (2) the terms “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Arrowhead and its Subsidiaries, whether conducted through Arrowhead or a subsidiary of Arrowhead, (3) the term “Subsidiaries” refers to Arrowhead Madison Inc. (“Arrowhead Madison”), Arrowhead Australia Pty Ltd (“Arrowhead Australia”), Arrowhead Pharmaceuticals Australia Pty Ltd (“Arrowhead Australia Pty”), Arrowhead Pharmaceuticals NZ Limited (“Arrowhead New Zealand”), Arrowhead Pharmaceuticals Ireland Limited (“Arrowhead Ireland”), Arrowhead Pharmaceuticals Switzerland GmbH (“Arrowhead Switzerland”), Arrowhead Pharmaceuticals Canada Inc. (“Arrowhead Canada”), and Visirna Therapeutics Inc. (“Visirna”), (4) the term “common stock” refers to Arrowhead’s common stock, (5) the term “preferred stock” refers to Arrowhead’s preferred stock and (6) the term “stockholder(s)” refers to the holders of Arrowhead common stock.
ITEM 1.BUSINESS
A.Overview
The Company develops medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and modes of delivery, the Company’s therapies trigger the RNA interference mechanism to induce rapid, deep and durable knockdown of target genes.
There are approximately 20 Arrowhead discovered drug candidates in clinical trials ranging from early stage (Phase 1) to late stage (Phase 3), including both partnered and wholly-owned candidates. In addition, the Company has a robust discovery stage pipeline which is capable of generating multiple new clinical candidates each year.
The Company achieved a transformational milestone with its first commercial launch in 2025, when the U.S. Food and Drug Administration ("FDA") approved REDEMPLO® (plozasiran) as an adjunct to diet to reduce triglycerides (TGs) in adults with Familial Chylomicronemia Syndrome ("FCS"). REDEMPLO subsequently received marketing authorization for FCS in the European Union, Canada, Australia, China, and the United Kingdom. Additionally, Arrowhead presented results from the pivotal Phase 3 SHASTA-3 and SHASTA-4 studies of plozasiran in adults with severe hypertriglyceridemia (sHTG) during a Hot Line Late-Breaking Science session at the European Society of Cardiology (ESC) Congress 2026 in Munich, Germany. SHASTA-3 and SHASTA-4 met their primary and all prespecified secondary endpoints and demonstrated deep and durable reductions in TGs, with median reductions from baseline of 79% and 81%, respectively, at Month 12 (p<0.0001 in both studies). In a prespecified pooled analysis, plozasiran also significantly reduced acute pancreatitis (AP) events across the broad sHTG study population, with greater absolute benefit observed among patients at higher risk of AP. The Company has submitted a Supplemental New Drug Application (sNDA) to the U.S. FDA and is currently preparing for a potential U.S. launch in sHTG in the second quarter of 2027, pending successful regulatory filing, review, and approval.
The Company has built a commercial organization to support marketing in FCS and continues to progressively build its commercial capabilities to support a potential launch in sHTG in 2027, which will require a larger commercial footprint.
The Company has entered into multiple license and collaboration agreements with leading biotech and pharmaceutical companies, including Novartis Pharma AG, Sarepta Therapeutics, Inc., Amgen Inc., Takeda Pharmaceutical Company Limited, GlaxoSmithKline Intellectual Property (No. 3) Limited and Madrigal Pharmaceuticals, Inc., for programs that the Company does not intend to commercialize independently. This approach aims to expand the reach of the Company’s technology and to provide a source of non-dilutive capital to support REDEMPLO and other wholly-owned programs through commercial stage.

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
Targeted RNAi Molecule (TRiMTM) Platform
Arrowhead is a leading innovator in the field of siRNA delivery. The Company’s TRiM platform utilizes ligand-mediated delivery and is designed to enable tissue-specific targeting while being structurally simple. Targeting has been core to the Company’s development philosophy and the TRiM platform builds on more than two decades of work on actively targeted drug delivery vehicles. The Company’s scientists have discovered ways to progressively “TRiM” away extraneous features and chemistries and retain optimal pharmacologic activity.
The TRiM platform is comprised of a highly potent RNA trigger identified using the Company’s proprietary trigger selection rules and algorithms with the following components optimized, as needed, for each drug candidate: a high affinity targeting ligand; various linker chemistries; structures that enhance pharmacokinetics; and sequence specific stabilization chemistries.
Therapeutics developed with the TRiM platform offer several advantages: simplified manufacturing and reduced costs; multiple routes of administration; and potential for improved safety because there are fewer metabolites from smaller molecules, thereby reducing the risk of intracellular buildup.

The Company believes that for RNAi to reach its true potential, it must target organs outside the liver. The Company is leading this expansion with the TRiM platform, which has shown the potential to reach multiple tissues throughout the body. The TRiM platform currently enables delivery of siRNA to seven cell types:

The TRiM platform has also shown clinical validation for the ability to silence two genes simultaneously with its dual functional dimer technology.
RNA Chemistries
The structure and chemistries of the oligonucleotide molecules used to trigger the RNAi mechanism can be tailored for optimal activity. The Company’s broad portfolio of RNA trigger structures and chemistries, including certain proprietary structures, enables the Company to optimize each drug candidate on a target-by-target basis and utilize the combination of structure and chemical modifications that yield the most potent RNAi therapeutic candidate.
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
Approved Products
REDEMPLO® (plozasiran) is approved by the FDA as an adjunct to diet to reduce triglycerides for adults with FCS. REDEMPLO is also approved by the European Commission, Chinese National Medical Products Administration (“NMPA”), Health Canada, Australian Therapeutic Goods Administration ("TGA"), and the United Kingdom's Medicines and Healthcare products Regulatory Agency ("MHRA") for the same indication.
REDEMPLO is a siRNA therapeutic designed to suppress the production of apolipoprotein C-III (APOC3), a protein produced in the liver that raises triglyceride levels by slowing their breakdown and clearance. By targeting the APOC3 gene with sustained silencing, REDEMPLO delivers significant reductions in triglyceride levels. REDEMPLO is the first and only FDA-approved siRNA treatment studied in both genetically confirmed and clinically diagnosed patients living with FCS.
IMPORTANT SAFETY INFORMATION
CONTRAINDICATIONS
None.
ADVERSE REACTIONS
Most common adverse reactions in REDEMPLO treated patients (incidence ≥10% of patients treated with REDEMPLO and >5% more frequently than with placebo) are hyperglycemia, headache, nausea, and injection site reaction.
Please see full Prescribing Information for REDEMPLO.
B.Pipeline
The Company is focused on developing innovative drugs for diseases with a genetic basis, typically characterized by the overproduction of one or more proteins that are involved with disease. The depth and versatility of the Company’s

RNAi technologies enable the Company to potentially address conditions across many therapeutic areas and pursue disease targets that are not otherwise addressable by small molecules and biologics.

Therapeutic Area	Program	Indication	Pre-clinical	Phase 1	Phase 2	Phase 3	Tissue Target	Product Rights
Cardiometabolic	Plozasiran*	FCS, SHTG	■	■	■	■	Liver	Arrowhead
Cardiometabolic	Zodasiran	HoFH	■	■	■	■	Liver	Arrowhead
Cardiometabolic	Olpasiran	ASCVD	■	■	■	■	Liver	AMGEN
Cardiometabolic	GSK4532990	ALD	■	■	■		Liver	gsk
Cardiometabolic	ARO-DIMER-PA	Mixed Hyperlipidemia	■	■			Liver	Arrowhead
Cardiometabolic	ARO-PNPLA3	MASH	■	■			Liver	Madrigal Pharmaceuticals
Cardiometabolic	ARO-INHBE	Obesity	■	■			Liver	Arrowhead
Cardiometabolic	ARO-ALK7	Obesity	■	■			Adipose	Arrowhead
Pulmonary	ARO-RAGE	Inflammatory Lung Diseases	■	■	■		Lung	Arrowhead
Pulmonary	ARO-MMP7	Idiopathic Pulmonary Fibrosis	■	■			Lung	SAREPTA Therapeutics
Liver	Fazirsiran	Alpha-1 Liver Disease	■	■	■	■	Liver	Arrowhead, Takeda
Liver	Daplusiran/Tomligisiran	Hepatitis B Virus	■	■	■		Liver	gsk
Neuromuscular	ARO-MAPT	Alzheimer's/Tauopathies	■	■			CNS	Arrowhead
Neuromuscular	ARO-SNCA	Parkinson's	■				CNS	NOVARTIS
Neuromuscular	ARO-DUX4	FSHD	■	■			Muscle	SAREPTA Therapeutics
Neuromuscular	ARO-DM1	Myotonic Dystrophy Type 1	■	■			Muscle	SAREPTA Therapeutics
Neuromuscular	ARO-ATXN2	Spinocerebellar Ataxia 2	■	■			CNS	SAREPTA Therapeutics
Neuromuscular	ARO-HTT	Huntington's	■	■			CNS	SAREPTA Therapeutics
Other	ARO-C3	Complement Mediated Disease	■	■			Liver	Arrowhead
Other	ARO-CFB	Complement Mediated Disease	■	■			Liver	Arrowhead
Other	ARO-033	Age-related Macular Degeneration	■	■			Liver	Arrowhead

Tissue Targets: Liver, Lung, Muscle, Adipose, CNS

*Plozasiran is approved as REDEMPLO in various countries for FCS but has not been approved for SHTG

**Sanofi holds product rights to plozasiran and ARO-DIMER-PA in Greater China only

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
Multiple Phase 3 studies to support regulatory filings for approval in sHTG including SHASTA-3, SHASTA-4, SHASTA-5, and MUIR-3 are either ongoing or have been completed. SHASTA-3 and SHASTA-4 met their primary and all prespecified secondary endpoints and demonstrated deep and durable reductions in triglycerides (TG), with median reductions from baseline of 79% and 81%, respectively, at Month 12 (p<0.0001 in both studies). In a prespecified pooled analysis, plozasiran also significantly reduced acute pancreatitis (AP) events across the broad sHTG study population, with greater absolute benefit observed among patients at higher risk of AP. At Month 12, more than 90% of plozasiran-treated patients in both studies achieved TG levels below 500 mg/dL (<5.65 mmol/L) and more than half achieved TG levels below 150 mg/dL (<1.69 mmol/L).
Zodasiran (ARO-ANG3) - Homozygous Familial Hypercholesterolemia (HoFH)
Dyslipidemia and Hypertriglyceridemia are risk factors for atherosclerotic coronary heart disease and cardiovascular events.
Zodasiran (formerly ARO-ANG3) is designed to reduce production of angiopoietin-like protein 3 (ANGPTL3), a liver synthesized inhibitor of lipoprotein lipase and endothelial lipase. ANGPTL3 inhibition has been shown to lower serum LDL, serum and liver triglyceride and has genetic validation as a novel target for cardiovascular disease. The Company currently expects to complete a Phase 3 clinical trial (YOSEMITE) in mid-2027 evaluating the efficacy and safety of zodasiran in adolescent and adult subjects with HoFH.

ARO-DIMER-PA - Mixed Hyperlipidemia
Mixed Hyperlipidemia is a highly prevalent disorder characterized by elevated low-density lipoprotein cholesterol (LDL-C) and triglyceride (TG) levels and is a major risk factor for Atherosclerotic Cardiovascular Disease (ASCVD), which is the leading cause of mortality worldwide and associated with substantial morbidity and healthcare costs.
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
The Company is conducting a Phase 1/2a clinical trial of ARO-DIMER-PA. Interim data on the Phase 1/2a study was presented showing that ARO-DIMER-PA achieved deep and durable silencing of two genes with a single RNAi molecule, with mean maximal single dose reductions in serum PCSK9 of 72% and APOC3 of 88%.
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
ARO-ALK7 - Obesity
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
ARO-RAGE - Inflammatory Pulmonary Disease
ARO-RAGE is designed to reduce production of the Receptor for Advanced Glycation End products (RAGE) as a potential treatment for various inflammatory pulmonary diseases. The Company is currently investigating ARO-RAGE in a Phase 2 clinical trial to assess the efficacy on small airway dysfunction in allergen-induced mild asthma.
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
ARO-MAPT is Arrowhead’s first investigational RNAi-based therapy to utilize a new proprietary delivery system which, in preclinical studies, has achieved blood-brain-barrier penetration and deep knockdown of target genes across the central nervous system (CNS), including deep brain regions, after subcutaneous injections. ARO-MAPT is designed to silence CNS expression of the microtubule associated protein tau (MAPT) gene, which encodes the tau protein. The Company is currently investigating ARO-MAPT in a Phase 1/2a clinical trial. Interim data from the Phase 1/2a study showed that ARO-MAPT achieved mean cerebrospinal fluid total tau reduction of 73% on Day 105, with a maximum individual reduction of 85%, supporting the potential for quarterly dosing.
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
ARO-C3 is designed to reduce production of C3 as a potential therapy for patients with various complement mediated or complement associated renal diseases. The Company has completed a Phase 1/2a clinical trial of ARO-C3.
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
ARO-CFB is designed to reduce hepatic expression of CFB, which plays an important regulatory role in amplifying complement alternative pathway activation and has been identified as a promising therapeutic target. ARO-CFB is being developed as a potential treatment for complement mediated kidney diseases such as immunoglobulin A nephropathy (IgAN), which is the most common glomerular disease worldwide and carries a high lifetime risk of progression to end-stage renal disease. Additionally, ARO-CFB may have clinical applications in non-renal diseases involving complement activation. The Company has completed a Phase 1/2a clinical trial of ARO-CFB.
Collaboration and License Agreements
GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”)
GSK-HSD License Agreement - Alcohol-related liver disease (ALD)
On November 22, 2021, GSK and the Company entered into an Exclusive License Agreement (the “GSK-HSD License Agreement”). Under the GSK-HSD License Agreement, GSK has received an exclusive license for GSK-4532990 (formerly ARO-HSD). The exclusive license is worldwide with the exception of greater China. GSK is wholly responsible for all clinical development and commercialization of GSK-4532990 in its territory.
GSK-4532990 (formerly ARO-HSD) is designed to reduce production of HSD17B13, a hydroxysteroid dehydrogenase involved in the metabolism of hormones, fatty acids and bile acids. Published human genetic data indicate that a loss of function mutation in HSD17B13 provides strong protection against alcoholic hepatitis and cirrhosis. GSK is conducting Phase 2b clinical trials in patients with alcohol-related liver disease (ALD). Alcohol-related liver disease (ALD) represents a spectrum of liver injury resulting from alcohol use, ranging from hepatic steatosis to more advanced forms including alcoholic hepatitis (AH), alcohol-associated cirrhosis (AC), and acute AH presenting as acute-on-chronic liver failure.
GSK-HBV Agreement - Chronic Hepatitis B Virus Infection
On December 11, 2023, the Company entered into an Amended and Restated License Agreement with GSK (the “GSK-HBV Agreement”) pursuant to which GSK received a worldwide, exclusive license to develop and commercialize daplusiran/tomligisiran (GSK5637608, formerly JNJ-3989), the Company’s third-generation subcutaneously administered RNAi therapeutic candidate being developed as a potential therapy for patients with chronic hepatitis B virus infection. Daplusiran/tomligisiran had previously been licensed to Janssen Pharmaceuticals, Inc. (“Janssen”) in October 2018. GSK is conducting a Phase 2 study of daplusiran/tomligisiran followed by bepirovirsen in patients with chronic hepatitis B.
Takeda Pharmaceutical Company Limited (“Takeda”) - Alpha-1 Antitrypsin Deficiency (AATD)
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
Amgen Inc. (“Amgen”) - Atherosclerotic Cardiovascular Disease (ASCVD)
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
Sarepta Therapeutics, Inc. (“Sarepta”)
On November 25, 2024, Sarepta and the Company entered into a global licensing and collaboration agreement. The Sarepta Agreement covers multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system (CNS), and the lungs, as well as allows Sarepta to select up to six new targets for the Company to conduct discovery and preclinical development activities in areas complementary to Sarepta’s leadership in precision genetic medicine for rare diseases, which can utilize Arrowhead’s proprietary and differentiated TRiM platform. Clinical stage programs under the license and collaboration agreement include SRP-1001 (ARO-DUX4), SRP-1003 (ARO-DM1), SRP-1002 (ARO-MMP7), SRP-1004 (ARO-ATXN2) and SRP-1005 (ARO-HTT). Preclinical stage programs under the Sarepta Agreement include SRP-1007 (ARO-ATXN1) for patients with spinocerebellar ataxia 1 (SCA1), and SRP-1006 (ARO-ATXN3) for patients with spinocerebellar ataxia 3 (SCA3).
SRP-1001 (ARO-DUX4) - Facioscapulohumeral Muscular Dystrophy (FSHD)
SRP-1001 is designed to target the gene that encodes human double homeobox 4 (DUX4) protein as a potential treatment for patients with facioscapulohumeral muscular dystrophy. Sarepta is currently investigating ARO-DUX4 in a Phase 1/2a clinical trial.
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

SRP-1003 (ARO-DM1) - Type 1 Myotonic Dystrophy
SRP-1003 is designed to reduce expression of the dystrophia myotonica protein kinase (DMPK) gene. There is currently no approved disease-modifying therapy for type 1 myotonic dystrophy (DM1). Treatments have focused on symptomatic management, including physical therapy, exercise, ankle-foot orthoses, wheelchairs, and other assistive devices. Sarepta is currently investigating ARO-DM1 in a Phase 1/2a clinical trial.
Type 1 myotonic dystrophy is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the DMPK gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span.
SRP-1002 (ARO-MMP7) - Idiopathic Pulmonary Fibrosis (IPF)
SRP-1002 is designed to reduce expression of matrix metalloproteinase 7 (MMP7) as a potential treatment for Idiopathic Pulmonary Fibrosis (IPF). Sarepta is currently investigating ARO-MMP7 in a Phase 1/2a clinical trial.
IPF is a chronic interstitial lung disease characterized by progressive fibrosis.
SRP-1004 (ARO-ATXN2) - Spinocerebellar Ataxia 2 (SCA2)
SRP-1004 is designed to reduce the expression of the ATXN2 gene as a potential treatment for spinocerebellar ataxia 2 (SCA2). Sarepta is currently investigating ARO-ATXN2 in a Phase 1/2a clinical trial.
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
Madrigal Pharmaceuticals Inc. (“Madrigal”)
On May 4, 2026, Madrigal and the Company entered into a global licensing agreement, under which Madrigal received an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic dysfunction-associated steatohepatitis (MASH) who carry the I148M genetic variant of the PNPLA3 gene.
C.Intellectual Property
Patents
The Company controls approximately 710 issued patents (including 464 directed to RNAi trigger molecules and 165 directed to targeting groups or targeting compounds), including European validations, and approximately 1,022 currently pending patent applications worldwide from 113 different patent families. The Company’s patent applications have been filed throughout the world, including, in the United States, Argentina, ARIPO (Africa Regional Intellectual Property Organization), Australia, Brazil, Canada, Chile, China, Eurasian Patent Organization, Europe, GCC (Gulf Cooperation Council), Hong Kong, Israel, India, Indonesia, Iraq, Jordan, Japan, Lebanon, Mexico, New Zealand, OAPI (African Intellectual Property Organization), Peru, Philippines, Russian Federation, South Africa, Saudi Arabia, Singapore, South Korea, Thailand, Taiwan, Uruguay, Venezuela, and Vietnam.
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

Patent Group	Estimated Year(s) of Expiration*
AAT	2035, 2038
ALK7	2044
ANGPTL3	2038
APOC3	2038
APOC3/PCSK9 Dimer	2045
ATXN2	2044
C3	2043
CFB	2044
DM1	2043
DUX4	2041
HBV	2032, 2036, 2037
HSD17B13	2039, 2043
HTT	2045
INHBE	2044
LPA	2036
MMP7	2042
PNPLA3	2041
RAGE (AGER)	2042
SNCA	2045
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

Patent Group	Estimated Year(s) of Expiration*
Targeting ligands and other RNAi delivery and platform technologies
CNS Intrathecal Delivery Platform	2043
Adipose Delivery Platform	2044
BBB Shuttle Delivery Platform	2045
Cardiomyocyte Delivery Platform	2045
Muscle delivery platform	2041
PK/PD lipid modifiers	2041
RNAi agent design (5′-phosphate mimic)	2037
Targeting groups (αvβ6 integrin ligands)	2037, 2038, 2041
Targeting groups (N-acetylgalactosamine ligands)	2037
Trialkyne linkers	2039
*Assuming issuance of any pending patent applications, and excluding any patent term adjustments or patent term extensions.

The RNAi and drug delivery patent landscapes are complex and rapidly evolving. As such, the Company may need to obtain additional patent licenses prior to commercialization of its candidates. Please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Trademarks
The Company has registered or filed applications to register trademarks related to its business operations, including marks for the Company’s corporate name and logo and product marks for commercialized products. Trademark rights for product names are generally country-specific and are subject to regulatory review of proposed proprietary names.
In January 2024, the Company began filing trademark applications related to REDEMPLO®, which has become the Company’s first commercially approved product, in various jurisdictions throughout the world. REDEMPLO is registered as a trademark in the United States, China, European Union, United Kingdom, Japan, Canada, Australia, and numerous other jurisdictions.
Trademark registrations may be maintained indefinitely, subject to timely renewal and continued use of the marks in commerce in the applicable jurisdictions. The Company monitors and, where appropriate, takes action to protect its marks against infringement, dilution, or unauthorized use. Third parties may nonetheless challenge or seek to cancel the Company’s marks, assert that the Company’s marks do not infringe their rights, or attempt to adopt confusingly similar marks. Any such dispute could be costly, could divert management’s attention, and could require the Company to rebrand certain products or technologies. Please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Review and Approval of Drugs in the United States
The FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and biologics under the FDCA and the Public Health Service Act (the “PHSA”), and the regulations promulgated under those statutes, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.
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
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.601 million for fiscal year 2027, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.417 million for fiscal year 2027. These fees are adjusted annually.
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
The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” Although certain courts had held that orphan drug exclusivity extends to the full designated disease or condition, in February 2026, Congress amended the Orphan Drug Act, as part of the Consolidated Appropriations Act, 2026, to codify the FDA’s interpretation that exclusivity covers only the same approved use or indication within the designated rare disease or condition, effective for all designated drugs.
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
The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval, which the FDA may require to be underway prior to approval, are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, preapproval of promotional materials is required for drugs granted accelerated approval.
In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review. Additionally, a sponsor of an approved product for a qualifying rare pediatric disease may be awarded a priority review voucher by FDA, which the sponsor or subsequent holder of the voucher may redeem to obtain priority review of a different marketing application.
The FDA’s Split Real Time Application Review (“STAR”) pilot program, established in 2022 under the FDA’s PDUFA VII commitments, permits the sponsor of an efficacy supplement for a product intended to treat a serious condition with an unmet medical need, where there is evidence of substantial improvement over available therapy, to submit the supplement in two parts, and provides for an expedited review, with the goal of FDA action in advance of the applicable priority review goal date. Applications accepted into the STAR pilot program receive priority review. In October 2026, the FDA granted entry into the STAR pilot program for the Company’s sNDA for plozasiran for the treatment of sHTG.
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
•fines, warning letters, untitled letters, or it has come to our attention letters, or holds on post-approval clinical trials;
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

At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the RLD. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.
Hatch-Waxman Patent Certification and the 30 Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the drug substance (active ingredient), the drug product (formulation or composition), or an approved method of using the drug, and for which a claim of patent infringement could reasonably be asserted. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA will not be approved until all the listed patents for the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV certification, expiration of the patent, a decision in the infringement case that is favorable to the ANDA applicant, or settlement of the lawsuit reflected in a settlement order or consent decree.
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

Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of Food and Drug Administration Safety and Innovation Act (“FDASIA”), sponsors must also submit pediatric study plans prior to the assessment data.
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. This is not a patent term extension under 35 U.S.C. § 156, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.
Biologics License Applications and Biosimilars
Biological products are licensed under Section 351(a) of the PHSA on the basis of a biologics license application (“BLA”) rather than approved under an NDA. The development, clinical testing, manufacture, licensure and post-approval regulation of biologics generally parallel the requirements for drugs described above, including the IND, cGCP, cGMP, user fee, expedited program and post-approval requirements, although a BLA must demonstrate that the product is safe, pure and potent, and the FDA may impose additional requirements relating to manufacturing controls, comparability following manufacturing changes and lot release. Biologics are also eligible for orphan drug designation and exclusivity on the same basis as drugs.
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway under Section 351(k) of the PHSA for the licensure of biological products that are demonstrated to be “biosimilar” to, or “interchangeable” with, a previously licensed reference product. Under the BPCIA, the FDA may not accept an application for a biosimilar or interchangeable product until four years after, and may not license such a product until 12 years after, the date on which the reference product was first licensed, subject to certain exceptions. Unlike the Hatch-Waxman framework for drugs, the BPCIA does not provide for Orange Book-style patent listing upon BLA approval or an automatic stay of approval; instead, patent disputes between the reference product sponsor and a biosimilar applicant are addressed through the BPCIA’s patent information exchange procedures and related litigation. The scope and application of the BPCIA’s exclusivity and patent provisions continue to be the subject of interpretation by the FDA and the courts and of proposed legislation.
Patent Term Restoration and Extension
A patent claiming a new drug or biological product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments. Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA/BLA, plus the time between the submission date of an NDA/BLA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted within 60 days of product approval and prior to the expiration of the patent in question. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
Review and Approval of Drugs in the European Union, United Kingdom and Other Jurisdictions
In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy, labeling, clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising, marketing and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution, authorization, approval and post-approval monitoring and reporting of its products. Whether or not a company obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
REDEMPLO has received marketing authorization for the treatment of FCS in the EU, Canada, Australia, China and the United Kingdom (“UK”), and the Company conducts clinical trials in a number of jurisdictions outside the United States, including Australia and New Zealand. Each of these jurisdictions maintains its own regulatory regime, administered by its own regulatory authority (for example, Health Canada, the Australian Therapeutic Goods Administration, China’s National Medical Products Administration and the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”)), governing clinical trials, marketing authorization, manufacturing, post-approval obligations, promotion and pricing and reimbursement. Certain of these authorities permit reliance on prior assessments by reference regulators; for example, REDEMPLO was authorized in the UK under the MHRA’s International Recognition Procedure. The discussion below summarizes the EU and UK regimes, which the Company believes are illustrative of the types of requirements that apply in other jurisdictions outside the United States.
Following its withdrawal from the EU, the UK regulates medicinal products independently of the EU; the EU–UK Trade and Cooperation Agreement provides for mutual recognition of good manufacturing practice inspections and certificates, but not for mutual recognition of marketing authorizations or other pharmaceutical regulatory requirements. Under the Windsor Framework, which amended the Protocol on Ireland/Northern Ireland, medicinal products in Northern Ireland have, since January 1, 2025, been licensed by the MHRA on a UK-wide basis, and EU centralized marketing authorizations no longer extend to Northern Ireland. In the UK, medicinal products are regulated by the MHRA under the Human Medicines Regulations 2012. New UK clinical trials regulations (the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025) came into force on April 28, 2026 and, among other things, provide for a combined MHRA and research ethics review, a notification scheme for lower-risk trials and statutory trial registration and results-publication requirements. The MHRA also operates an International Recognition Procedure under which it may rely on assessments by certain reference regulators, including the EMA and the FDA, in granting UK marketing authorizations. The pricing of branded medicines supplied to the National Health Service is governed by the 2024 Voluntary Scheme for Branded Medicines Pricing, Access and Growth (“VPAG”) or a statutory scheme, each of which requires manufacturers to pay a percentage of net sales to the UK government. Under the U.S.–UK pharmaceutical pricing arrangement announced in December 2025, the UK agreed, among other things, to increase the cost-effectiveness threshold applied by the National Institute for Health and Care Excellence and to cap the VPAG payment rate for newer medicines at 15% for 2026 through 2028.
Drug and Biologic Development Process
The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”). Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal, the Clinical Trials Information System (“CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) takes the lead in validating and evaluating the application, and consults and coordinates with the other concerned EU member states. If an application is rejected, it may be amended and resubmitted through the CTIS. If an approval is issued, the sponsor may start the clinical trial in all concerned EU member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such EU member state. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the CTIS. Following a three-year transition period that ended on January 30, 2025, all clinical trials in the EU are governed by the CTR and managed through CTIS, which serves as the single entry point for the submission of clinical trial applications (“CTAs”) and related information. In December 2025, the European Commission proposed targeted amendments to the CTR, intended to shorten assessment timelines and further harmonize review, as part of its proposed “EU Biotech Act,” which remains under consideration by the European Parliament and the Council.
Under the CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP, and the ethical principles that have their origin in the Declaration of Helsinki.
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
Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a pharmaceutical product is expected to be of major public health interest, particularly from the point of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion. Pharmaceutical products that do not fall within the mandatory scope of the centralized procedure may alternatively be authorized through the decentralized or mutual recognition procedures, under which the competent authority of one EU member state leads the assessment and the other concerned EU member states are asked to recognize its conclusions, subject to a dispute resolution mechanism under which disagreements may ultimately be referred to the EC for a binding decision.
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
On April 26, 2023, the EC proposed a comprehensive reform of the European pharmaceutical legislation (the “EU Pharma Package”), consisting of a new directive and a new regulation that would replace Directive 2001/83/EC and Regulation (EC) No 726/2004. The European Parliament and the Council reached a provisional political agreement on the EU Pharma Package on December 11, 2025, and the Council formally adopted its position at first reading on September 28, 2026; approval by the European Parliament at second reading is expected in late 2026. Following publication in the Official Journal of the European Union, the new rules are expected to enter into force 20 days after publication and generally to apply 24 months thereafter, with certain provisions applying earlier. Marketing authorizations granted, and applications submitted, before the new rules apply are expected to remain subject to the current regulatory data and market protection rules under transitional provisions. The final text of the EU Pharma Package has not yet been published in the Official Journal, and the application of the new rules to products authorized before they take effect will be governed by transitional provisions. Under the agreed text, the EU Pharma Package would, among other things, reduce the standard period of regulatory protection for new medicines from eight years of data protection and two years of market protection to eight years of data protection and one year of market protection, subject to conditional one-year extensions (including for products that address an unmet medical need and for a new indication with significant clinical benefit) up to a maximum of eleven years; reduce standard orphan market exclusivity from ten to nine years, with eleven years available for orphan medicines addressing a high unmet medical need; and shorten the EMA’s standard assessment timeline from 210 to 180 days. The EU Pharma Package would also allow an EU member state to require the launch and continued supply of a protected medicine in that member state, failing which, after three years, the medicine would lose its protection against generic competition there.
Separately, on May 12, 2026, the European Parliament and the Council reached a provisional political agreement on a proposed Critical Medicines Act, which is expected to be formally adopted in late 2026 or early 2027 and would introduce measures intended to secure the supply of critical medicines in the EU, including resilience-related requirements in public procurement that may favor EU-based manufacturing, support for EU-based manufacturing projects and mechanisms for collaborative procurement by EU member states, which the agreed text extends to orphan medicines.
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
COMP reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication. Under the EU Pharma Package described above, orphan market exclusivity for products whose marketing authorization applications are submitted after the new rules apply is expected to be reduced to nine years (eleven years for orphan medicines addressing a high unmet medical need), and the two-year pediatric extension of orphan market exclusivity described below is expected to be replaced by a six-month extension of any applicable supplementary protection certificate.
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
Pediatric Development
In the EU, companies developing a new pharmaceutical product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the pharmaceutical product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Pharmaceutical products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
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
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572 (replacing Directive 2003/94/EC), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation.
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
Regulation (EU) 2021/2282 on health technology assessment (“HTAR”) entered into force on January 11, 2022 and applies from January 12, 2025 onwards, with joint clinical assessments phased in by product category: new medicines for the treatment of cancer and advanced therapy medicinal products from January 12, 2025, orphan medicinal products from January 13, 2028 and all other new medicines authorized through the centralized procedure from January 13, 2030. HTAR intends to boost EU level cooperation among EU member states in assessing health technologies, including new pharmaceutical products, and to provide the basis for cooperation at the EU level for joint clinical assessments in these areas. Under HTAR, EU member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: the joint clinical assessment of the innovative health technologies with the most potential impact for patients; joint scientific consultations whereby developers can seek advice from HTA authorities; identification of emerging health technologies to identify promising technologies early; and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions.
To obtain reimbursement or pricing approval in some countries, including the EU member states, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

In certain EU member states, pharmaceutical products designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.
Regulation (EU) 2025/2645 on compulsory licensing for crisis management, which entered into force in January 2026, permits the European Commission, as a measure of last resort following the activation of an EU crisis or emergency mode, to grant an EU-wide, non-exclusive and time-limited compulsory license for crisis-relevant products, including medicinal products, subject to reasonable remuneration of the rights holder.
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
There are also a number of U.S. state comprehensive privacy laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, the “CCPA”), that govern the privacy and security of personal information in certain circumstances. The CCPA applies to personal information of consumers (which is defined to include business representatives and employees) who are California residents, imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Regulations under the CCPA that took effect on January 1, 2026 also impose risk assessment, automated decision-making technology and annual cybersecurity audit requirements on certain covered businesses, with compliance deadlines that phase in through 2030. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is considered “sensitive personal information,” which is offered greater protection. However, the CCPA, like other U.S. state comprehensive privacy laws, does not apply to PHI, and most other U.S. state laws exempt covered entities and business associates altogether. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing to comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as, in some cases, exposure to private litigation, all of which can result in financial and reputational risks.
The processing of personal data, including health-related personal data, in the EEA is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and by data protection related national laws, which supplement, interpret, and in some cases go beyond the GDPR. In the UK, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The GDPR and UK GDPR impose specific responsibility and liability in relation to personal data that we process, particularly when we act as a controller.
The GDPR and UK GDPR impose a number of strict obligations and restrictions on the ability to process personal data of individuals in the EEA, including health data from clinical trials and adverse event reporting. The GDPR and UK GDPR also include requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data (including health data), data breach notification obligations to the national data protection authorities and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to processing of health, genetic and biometric data through their national legislation.
Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company – whichever is greater. In addition, violations of national laws can trigger additional administrative penalties and investigations, corrective orders, temporary or definitive bans and, in some jurisdictions, a number of criminal offenses (punishable by capped or uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA. Guidance developed at both EEA level and at the national level in individual EEA countries concerning implementation and compliance practices is often updated or otherwise revised.
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
The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, and appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). In addition, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to ensure compliance with the EU level of protection of personal data. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of this adequacy decision, personal data can flow from the EEA to US companies participating in the Data Privacy Framework. In September 2025, the General Court of the EU dismissed a challenge to the adequacy decision for the EU-US Data Privacy Framework; an appeal to the Court of Justice of the European Union remains pending, and an adverse ruling could require companies to rely on alternative transfer mechanisms, which may themselves be affected, since they depend on the same assessment of the US government access to personal data. With regard to the transfer of data from the EEA to the UK, based on the European Commission’s adequacy decision of June 28, 2021, personal data may flow freely from the EEA to the UK. On December 19, 2025, the European Commission adopted new adequacy decisions for the UK, which are valid until December 27, 2031, subject to periodic review. With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. The UK Data (Use and Access) Act 2025, the principal data protection provisions of which took effect in February 2026, amended the UK GDPR in certain respects, including by introducing a “data protection test” for international transfers. Transfers from the UK that are not covered by an adequacy decision rely on the UK’s international data transfer agreement or the UK addendum to the EU SCCs, rather than the EU SCCs themselves. With regard to the transfer of data from the UK to the US, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023.
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
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which products will be adequately covered and reimbursed by third-party payers, including government health programs such as, in the United States, Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several congressional inquiries, proposed legislation, and other policy developments designed to, among other things, bring more transparency to product pricing. Third-party payers are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in 2022, the U.S. government passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services (“HHS”) to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. In 2025, an executive order issued by the White House directed the HHS to implement a “Most Favored Nation” (“MFN”) drug pricing policy. Since September 2025, the administration has entered into agreements with various pharmaceutical manufacturers under which, among other things, the manufacturers agreed to provide MFN pricing to state Medicaid programs and to launch new medicines in the United States at prices no higher than those in other developed countries. In December 2025, the CMS proposed the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model, a mandatory Medicare Part D payment model, that would require manufacturers of certain single-source drugs with significant Part D spending to pay rebates with reference to international pricing benchmarks. The GUARD model has not been finalized. Although REDEMPLO does not currently meet the proposed Part D spending threshold for inclusion in the GUARD model, as proposed, it could become subject to the GUARD model in the future if sales grow. In October 2026, the CMS finalized the Global Benchmark for Efficient Drug Pricing (“GLOBE”) model, a similar model for Medicare Part B beginning in 2027. The GLOBE model is the subject of pending litigation and the GUARD model, if finalized, may be challenged on similar grounds, and bills to codify MFN pricing have been introduced in Congress. Adoption of these and other controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement.
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
In the EU, pricing and reimbursement schemes vary widely between member states. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some member states may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.
Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payers play important roles in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payers and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
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
•the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistleblowers who bring civil actions (qui tam actions) on behalf of the federal government, imposes per-violation civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;
•the U.S. Department of Health and Human Services’ Civil Monetary Penalty authorities, which imposes administrative sanctions for, among other things, presenting or causing to be presented false claims for government payment and providing remuneration to government health program beneficiaries to influence them to order or receive healthcare items or services;
•Federal government price reporting laws, which require us to accurately and timely calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Violations of these laws may, in certain circumstances, result in civil monetary penalties and/or violations of the False Claims Act;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•HIPAA, as amended by the HITECH Act and its implementing regulations, also imposes criminal and civil liability and penalties on those who violate requirements, including mandatory contractual terms, intended to safeguard the privacy, security, transmission and use of individually identifiable health information;
•the federal health care fraud statute imposes criminal liability for, among other conduct, executing a scheme to defraud any healthcare benefit program, and the federal false statements statute relating to healthcare matters imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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
•similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply (e.g., in the EU, where the implementation of EU-wide regulations as well as independent national legislation may vary for each EU member state) to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payers, including private insurers; and
•certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issued by the U.S. Department of Health and Human Services Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.
Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
E.Facilities and Resources
The Company’s principal executive offices are located in Pasadena, California. The Company also has research and development facilities in Madison, Wisconsin and San Diego, California, and a manufacturing facility in Verona, Wisconsin.
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

GMP Manufacturing and Related Development Laboratory Facility
The Company has a GMP manufacturing facility in Verona, Wisconsin that includes related laboratories and office space to support chemistry, manufacturing, and controls (CMC) and quality activities. A summary is provided below:

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
F.Human Capital Management
As of September 30, 2026, the Company employed 1,059 full-time employees based in the United States. In addition, the Company employs 2 full-time employees in Switzerland and 1 full-time employee in New Zealand.
In fiscal year 2026, the Company continued to expand its workforce, including increasing commercial and medical affairs roles to support commercialization, increasing in-house manufacturing capacity, and enhancing expertise and throughput in clinical and preclinical research and development. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, the Company outsources substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.
Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants, the Company offers a total compensation package consisting of base salary and cash target bonus targeting the 50th to 75th percentile of market, and offers a comprehensive benefit package and equity compensation to every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.
A significant portion of the Company’s employees have obtained advanced degrees in their professions. The Company supports its employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement and student loan debt repayment assistance.
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
Risk Factors Summary

Risks Related to Our Discovery, Development, and Commercialization of Medicines
•Our prospects substantially depend on the commercial success of REDEMPLO and success of our clinical-stage product candidates. If we and our licensees are unable to successfully commercialize REDEMPLO or obtain approval for and commercialize these product candidates, our business could be materially harmed.
•Our product candidates are in clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays.
•Our clinical trials may not yield successful results, may reveal significant adverse events, toxicities or other side effects, or may not be predictive of future clinical trial results, any of which could prevent, delay or limit the scope of regulatory approval and commercialization.
•We face potential product liability exposure, and successful claims against us could result in substantial liability and limit the commercialization of REDEMPLO or any other approved product candidate.
•Our commercialization, collaborative and other arrangements may give rise to disputes over contract terms and the ownership or protection of our intellectual property, which may adversely affect the commercial success of our product candidates.
•The actions of, and fluctuations in buying or distribution patterns by, specialty distributors and specialty pharmacies could adversely affect our ability to sell or market products profitably and our revenues, financial condition, or results of operations.
Risks Related to Regulatory Review and Approval of Our Product Candidates
•A Fast Track or Breakthrough Therapy product designation, or the entry into a program that seeks to provide priority review such as the Split Real Time Application Review (STAR) pilot program or the use of a priority review voucher, may not lead to a faster development or regulatory review or approval process.
•We and our licensees conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
•Even if we obtain FDA approval for products in the United States, we may never obtain approval to commercialize those product candidates outside of the United States.
•If the FDA or comparable foreign regulatory authorities approve generic versions of REDEMPLO, or generic or biosimilar versions of any other potential products that receive marketing approval, or such authorities do not grant REDEMPLO appropriate periods of data or market exclusivity before approving a generic version, the sales of REDEMPLO could be adversely affected.
•Failure to comply with regulatory requirements or unanticipated problems with our products may result in various adverse actions such as suspension or withdrawal of products, closure of a facility or substantial penalties or fines.
•Pharmaceutical and biological product marketing is subject to substantial regulation, and any failure by us or our commercial and collaborative partners to comply can adversely affect our business.
Risks Related to Our Intellectual Property
•Our ability to protect, maintain, and enforce our intellectual property through patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.
•We are party to technology license agreements that require us to satisfy obligations to keep them effective and termination of these agreements could seriously and adversely affect our technology and business.
•We may be and have been subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Risks Related to Our Business Model

•Our product candidates are in various stages of development and we currently have only one approved product and limited history upon which to evaluate our business and prospects.
•We may need to establish additional relationships with strategic and development partners to fully develop our product candidates and commercialize any approved products.
•Our ability to generate milestone and royalty payments under our current and potential future licensing and collaboration agreements is substantially controlled by our partners.
•We will need to achieve commercial acceptance and adequate coverage and reimbursement of REDEMPLO and our other product candidates to generate revenues and achieve profitability.
•If the market opportunities for REDEMPLO, or any other approved product candidates, are smaller than we expect, it could materially and adversely affect our financial condition and results of operations.
•We have limited manufacturing capability and rely on third parties to manufacture certain of our clinical supplies and our commercial products and to conduct our clinical trials, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.
•We rely, and expect to increasingly rely, on third parties located outside the United States, including in China, and the BIOSECURE Act, tariffs and other trade restrictions could disrupt our supply chain.
•We may have difficulty expanding our operations successfully as we evolve our pipeline and expand our commercial operations.
•Because we use biological, hazardous, and radioactive materials, our failure to comply with laws regulating the protection of the environment and health and human safety could adversely affect our business.
•Our relationships with healthcare providers, physicians, and third-party payers, and our reporting of information in connection with the Medicaid Drug Rebate Program and other governmental pricing programs, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws, and violations could expose us to criminal sanctions, civil penalties, contractual damages, and reputational harm.
Risks Related to Our Financial Condition
•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.
•We will require substantial additional funds to complete our research and development activities.
•The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business, and if we are unable to comply with restrictions in our financing agreement, the repayment of our indebtedness could be accelerated.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.
•We may be unable to raise the funds necessary to repurchase the 0.00% Convertible Senior Notes due 2032 for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the notes.
Risks Related to Investment and Securities
•Our common stock price has fluctuated significantly over the last several years and may continue to do so in the future, without regard to our results of operations and prospects.
Economic and Industry Risks
•The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.
•Evolving regulatory standards make it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.
Risks Related to Our Discovery, Development, and Commercialization of Medicines
Our near-term prospects depend substantially on the commercial success of REDEMPLO, and a significant portion of our value is tied to a single product.
REDEMPLO is our only approved product, and the sNDA we submitted for plozasiran in severe hypertriglyceridemia covers the same molecule. Our ability to generate meaningful product revenue in the near term therefore depends on REDEMPLO. That in turn depends on obtaining approval of the planned supplemental indication on the timeline and terms we expect, on the rate at which physicians adopt REDEMPLO in familial chylomicronemia syndrome and, if approved, in severe hypertriglyceridemia, on obtaining and maintaining adequate coverage and reimbursement in the United States and in the jurisdictions in which we elect to launch, on building and operating a commercial organization of sufficient scale, and on the performance of the third parties on which we rely for manufacturing and distribution. None of our other product candidates is approved for sale. Our most advanced wholly owned candidate other than plozasiran is zodasiran, whose Phase 3 trial we do not expect to complete until mid-2027, and our other late-stage programs are controlled by our licensees, from which we would receive milestone and royalty (or profit sharing) payments rather than product revenue. If REDEMPLO does not achieve or sustain commercial acceptance, if the planned supplemental indication is not approved or is approved later or on narrower terms than we expect, or if pricing, reimbursement or competition limits the revenue we are able to realize, our business, financial condition, results of operations and the market price of our common stock would be materially and adversely affected.
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
•protecting our rights in our intellectual property portfolio;
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
Scientific research and development requires significant amounts of capital and even approved drug candidates take a long time to reach commercial viability if it can be achieved at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because we use platform technology to develop drug candidates, toxicology signals that may emerge in the course of testing of one particular candidate may apply broadly across our drug candidate platform. Further, certain underlying premises in our development programs are not proven and many of the drug targets that we are pursuing have not yet been validated clinically. For instance, ARO-RAGE has demonstrated the ability to reduce the expression of RAGE in the lung; however, it has not been established that this will have an anti-inflammatory effect sufficient for a meaningful clinical benefit in patients with inflammatory lung disease. Further, it is also unknown at this time what may be required to gain adequate coverage and reimbursement by either commercial or government payers. With respect to fazirsiran, it is also unknown at this time what changes in the liver may be required to gain regulatory approval and/or adequate coverage and reimbursement for a drug that reduces the production of mutant alpha-1 antitrypsin in the liver. Similar uncertainties and risks exist that are specific to each of our development programs. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.
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
The clinical-stage product candidates we currently have under development will require significant development, preclinical and clinical testing and investment of significant funds to gain regulatory approval before they can be approved for commercialization. The results of our research and human clinical testing of our products may not meet regulatory requirements. Some of our product candidates, if approved, may require the completion of post-marketing studies. There can be no assurance that any of our clinical-stage product candidates will be further developed and approved. The process of completing clinical testing and obtaining required approvals takes several years and requires the use of substantial resources. Further, there can be no assurance that product candidates will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals for any or all of our products, we will not be able to market such product and our operations may be adversely affected.
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
We cannot be certain that current clinical trials or any future clinical trials, whether conducted by us or our licensees, will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operation. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications. For instance, although REDEMPLO’s Phase 3 SHASTA-3 and SHASTA-4 trials for patients with sHTG were successful in achieving their primary endpoints and all multiplicity-controlled key secondary endpoints, there can be no guarantee that global regulatory authorities will approve REDEMPLO for that indication, even if they had previously approved REDEMPLO for FCS. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
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
Clinical trials of REDEMPLO or our product candidates may not uncover all possible adverse events that patients may experience.
Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of subjects and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure that all side effects of REDEMPLO or our product candidates may be uncovered. It may be the case that only with a significantly larger number of patients exposed to REDEMPLO or the product candidate for a longer duration may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare significant AEs, and the duration of such studies may not be sufficient to identify when those events may occur. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and any of our product candidates may be subject to similar risks.
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
We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and the Company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.
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
Sales of REDEMPLO, or any other approved drug candidate, will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate coverage. Additionally, significant uncertainty exists as to the reimbursement status or amount of newly-approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue. With respect to our partnered product candidates, we will be reliant on that partner to secure coverage and obtain reimbursement from government and private payers for the drug, if approved, and any failure of that partner to establish adequate coverage and reimbursement could have a negative impact on our revenues and profitability.
In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the IRA includes several measures intended to lower the cost of prescription drugs, including patients’ overall out-of-pocket costs, and related healthcare reforms, including limits on price increases and subjecting an increasing number of drugs to Medicare price negotiations with the Centers for Medicare & Medicaid Services (“CMS”). In addition, an executive order issued by the White House on May 12, 2025, directs the Department of Health and Human Services (the “HHS”) to implement a “Most Favored Nation” drug pricing policy intended to align U.S. prescription drug prices with those paid in other developed countries. The administration has since entered into pricing arrangements with certain pharmaceutical manufacturers and has continued to demonstrate a strong interest in Most Favored Nation regulatory and policy proposals. Between November 2025 and September 2026, the CMS announced a voluntary “most-favored-nation” model for Medicaid, and a mandatory Medicare Part B model that uses international reference prices in calculating manufacturer rebates, and the CMS has proposed a similar model for Medicare Part D (although it remains uncertain whether that model will be finalized or follow the Part B model’s approach). See also “The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.” And the One Big Beautiful Bill Act (the “OBBBA”) enacted in July 2025 imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. Likewise, individual states have increasingly enacted laws and regulations designed to control pharmaceutical pricing, including through price transparency requirements, prescription drug affordability boards and upper payment limits. We cannot be sure whether additional legislation or rulemaking related to these developments will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to these that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.
We may not enjoy the market exclusivity benefits of our orphan drug designations.
Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication. Under the Orphan Drug Act, the first approved product with an orphan designation receives market exclusivity, which prohibits the FDA from approving the “same” drug for the same indication. The FDA has stated that drugs can be the “same” even when they are not identical but has not provided guidance with respect to how it will determine “sameness” for RNAi drugs. It is possible that another RNAi drug could be approved for the treatment of a disease that one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In February 2026, Congress amended the Orphan Drug Act to provide that orphan drug exclusivity extends only to the same approved use or indication within the designated rare disease or condition, which narrows the protection afforded by orphan exclusivity relative to the broader scope that certain courts had recognized. Further, orphan drug exclusivity can be lost if the FDA later determines that the request for designation was materially defective or if the applicant is unable to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan Drug designation neither shortens the development time nor regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Our commercialization, collaborative and other arrangements may give rise to disputes over contract terms and the ownership or protection of our intellectual property, which may adversely affect the commercial success of our product candidates.
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
The actions of specialty distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such specialty distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.
We currently rely on a specialty pharmacy and expect to rely on a specialty distributor for a considerable portion of our sales for REDEMPLO. The financial failure of any of our distributors or pharmacies could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in their buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.
Risks Related to Regulatory Review and Approval of Our Product Candidates
Breakthrough Therapy designation for fazirsiran and other of our current or future product candidates may not lead to a faster development or review process.
We have been granted a Breakthrough Therapy designation for fazirsiran in the United States for the treatment of liver disease associated with AATD and for plozasiran in the United States for the treatment of sHTG, and we may seek Breakthrough Therapy designation for other current or future product candidates. Breakthrough Therapy designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions and additional drug development guidance with the FDA and its senior managers. Breakthrough Therapy designation applies to the combination of the product candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review.
Despite receiving Breakthrough Therapy designation, fazirsiran or other product candidates may not actually benefit from faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. For example, although we received Breakthrough Therapy designation for REDEMPLO in the United States for the treatment of FCS, REDEMPLO was ultimately reviewed on a standard timeline. Furthermore, such a designation does not increase the likelihood that fazirsiran or other product candidates will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy designation if it determines that fazirsiran or other product candidates no longer meet the relevant criteria.
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
In October 2026, the FDA granted plozasiran entry into its Split Real Time Application Review (STAR) pilot program in connection with our sNDA in severe hypertriglyceridemia. STAR is a limited pilot program established under the FDA’s user-fee commitments, rather than a statutory designation, under which the FDA begins reviewing data upon receipt of a first submission and the review goal period begins only upon receipt of a second, completing submission. A supplement must qualify for priority review in order to participate and the FDA has stated that acceptance into STAR does not guarantee expedited review or an approval. If we do not deliver the second submission within the period the program contemplates, if our supplement requires information that would call for inspection of a foreign manufacturing site, or if the FDA otherwise determines that our supplement no longer meets the program’s criteria, we would lose the benefit of the program. In July 2026, we also agreed to acquire a rare pediatric disease priority review voucher for $215.0 million, which entitles the holder to priority review of an application that would not otherwise qualify. Because our sNDA for plozasiran in sHTG is expected to receive priority review through the STAR pilot program, we may hold the voucher for use with a future application or seek to sell it; however, we may not have a suitable application for which to use the voucher, the market for and value of priority review vouchers may decline, and legislative or regulatory changes could limit the use or transferability of vouchers, in which case we may not realize the value of our investment in the voucher. Neither the use of a voucher nor participation in the STAR pilot program increases the likelihood that an application will be approved.
We deliver REDEMPLO, and intend to deliver some of our product candidates, via drug delivery devices that will have their own regulatory, development, supply and other risks.
We deliver REDEMPLO, and intend to deliver some of our product candidates, via drug delivery devices, such as an autoinjector, syringe, or nebulizer. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including container compatibility and/or dose volume requirements. If our product candidates are intended to be used with drug delivery devices, we expect to utilize drug delivery devices authorized for marketing under clearances or approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained for our products, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances, if required, for their drug delivery devices once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
We and our licensees conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We and our licensees currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Most of our clinical trials involve study subjects outside of the United States, including most of our Phase 1 clinical trials (which often enroll study subjects in Australia and New Zealand), and our Phase 3 clinical trials of plozasiran and zodasiran, for which we have enrolled and plan to enroll cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Even if we obtain FDA approval for products in the United States, we may never obtain approval to commercialize those product candidates outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness, and the chemistry, manufacturing and controls for the product. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes and requirements vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval before a product can be marketed in that jurisdiction, even after establishing safety and efficacy in a clinical setting; even then, the available reimbursement terms for a product may not be commercially viable to support a product launch in such jurisdiction.
Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed or the available reimbursement terms for a product do not support a product launch in a particular jurisdiction, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
If the FDA or comparable foreign regulatory authorities approve generic versions of REDEMPLO, or generic or biosimilar versions of any other potential products that receive marketing approval, or such authorities do not grant REDEMPLO appropriate periods of data or market exclusivity before approving a generic version, the sales of REDEMPLO could be adversely affected.
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
Similarly, if any of our product candidates that are regulated as biologics is licensed, the Biologics Price Competition and Innovation Act of 2009 provides a 12-year period of reference product exclusivity before the FDA may license a biosimilar or interchangeable product, although the FDA may accept a biosimilar application after four years. The scope and duration of reference product exclusivity, and the circumstances in which a biosimilar may be deemed interchangeable with, and therefore substitutable for, a reference product, remain subject to interpretation and potential legislative change, and biosimilar competition following the expiration of exclusivity could significantly reduce the sales of any such product.
Competition that REDEMPLO, or any other potential product candidates, may face from generic drugs or biosimilars could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in REDEMPLO or other product candidates may be substantially limited if REDEMPLO, or any other potential products, product candidates, are not afforded the appropriate periods of non-patent exclusivity.

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
Any marketing activities associated with REDEMPLO, or any other product candidates approved for commercialization, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In July 2026, the FDA announced its intent to revise its regulations governing direct-to-consumer prescription drug advertising, which, if adopted, would require such advertising to include full risk information and could significantly increase the cost of, limit, or effectively preclude our use of broadcast advertising, which could adversely affect product sales. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. In addition, government authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of REDEMPLO, or any other approved product candidates, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us. See also “Our operations, including our relationships with healthcare providers, physicians and third-party payers, and our reporting of information in connection with the Medicaid Drug Rebate Program and other governmental pricing programs, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, and contractual damages, and reputational harm and diminished profits and future earnings.”
Risks Related to Our Intellectual Property
Our ability to protect our intellectual property through patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.
Our commercial success depends in large part on our ability to obtain, maintain, enforce and defend patent protection for REDEMPLO, our product candidates and our TRiM platform and other proprietary technologies. We own a substantial portfolio of issued patents and pending patent applications covering our RNAi triggers, targeting and delivery technologies and product candidates, and we also in-license certain patents from third parties. Certain of our patents may not be granted or may not contain claims of the necessary breadth because, for example, prior patents or publications exist. Further, even if these patents are granted, they may be difficult to enforce. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. Additionally, the full term of patent protection for which the Company may be eligible may be shortened or lost if the Company is unable to or fails to pay required maintenance, annuity, or renewal fees, or if we are unable to obtain patent term extensions, patent term adjustments, or other similar provisions to extend patent life, and this could allow competitors to enter the market sooner and materially and adversely impact our business, financial condition, and results of operation.
Even if ultimately successful in obtaining patent protection, efforts to enforce our patent rights could be expensive, distracting for management, cause our patents to be invalidated or held unenforceable, and thus frustrate commercialization of products. Even if patents are issued and are enforceable, others may develop similar, superior or parallel technologies to any technology developed by us and not infringe on our patents. Our future success may also require that we develop or acquire rights to new or complementary technologies, and we may not be able to secure the technologies we desire when competing against other companies or investors with greater financial, scientific and commercial resources. Further, researchers sponsored by us may file patent applications that we may need to license, and such patent applications may not be available for licensing or may not be economically feasible to license. Additionally, our technology may be accused of infringing and may ultimately prove to infringe upon patents or rights owned by others. See also “We may be and have been subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.” In addition, the laws of some foreign countries in which we do business, including through our joint ventures, do not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. Moreover, if we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to adequately protect our owned intellectual property or derive sufficient value from our licensed or owned intellectual property, the value of your investment may decline.
Changes in patent laws, and in their interpretation or administration, may diminish the value of our patents or our ability to enforce them. For example, U.S. courts have applied heightened enablement and written description requirements to broad genus claims, which may limit the scope of the claims we are able to obtain or sustain. In addition, the USPTO has significantly changed its practices for instituting inter partes review and post-grant review proceedings, including through expanded discretionary denial, and has proposed rules that would further restrict these proceedings. These changes may make it more difficult or costly for us to challenge third-party patents, and the availability and scope of these proceedings remain subject to change. Patent offices and courts outside the United States apply differing standards, and there is no uniform worldwide policy governing the scope of claims granted in pharmaceutical or biotechnology patents.
We are party to technology license agreements with third parties that require us to satisfy obligations to keep them effective and, if these agreements are terminated, our technology and our business could be seriously and adversely affected.
We are party to license agreements that allow us to incorporate third-party proprietary technologies into our drug products under development or our manufacturing processes. These license agreements require us under certain circumstances to pay royalties and satisfy other conditions. If we fail to satisfy our obligations under these agreements, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and harm our business and financial condition.
We may be and have been subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Because the intellectual property landscape in the fields in which we participate is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. We are aware of third-party patents that, if found to be valid and enforceable, could be asserted against our products or product candidates. For example, as the Company previously reported in Form 8-K filed on September 12, 2025, Ionis Pharmaceuticals, Inc. (“Ionis”) filed a complaint for patent infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of United States Patent No. 9,593,333 (“the ’333 patent”) (the “Ionis Claim”) and seeking damages. If the Ionis Claim or any potential future claim by another party is successful, we may be required to pay substantial damages, be forced to modify or abandon commercialization plans for any affected drug product and/or product candidates and/or seek a license from the patent holder. In addition, the Ionis Claim and any future patent infringement claims brought against us, whether or not successful, may cause us to incur significant expenses and divert the attention of our management and key personnel from other business concerns. These could negatively affect our results of operations and prospects. If our products or product candidates are found to infringe third-party intellectual property rights, we may also be required to indemnify our collaborators, licensees and other business partners for related claims and losses, or to obtain licenses, which may not be available on commercially reasonable terms.

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
Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing. Issued patents may be challenged by third parties in the courts or patent offices in various countries throughout the world. Invalidation proceedings may result in patent claims being narrowed, invalidated or held unenforceable. In Europe, our patents may be subject to the jurisdiction of the Unified Patent Court, where a single proceeding could result in the revocation of a European patent across all participating countries. Uncertainties regarding the outcome of such proceedings, as well as any resulting losses of patent protection, could harm our business.
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
Geopolitical events and related government actions, such as measures adopted in Russia permitting the unlicensed use of patents held by owners from certain countries, may impair our ability to obtain, maintain and enforce intellectual property protection in affected jurisdictions.

Risks Related to Our Business Model
Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the products we develop. Our product candidates are in various stages of development and we currently have only one approved product. Accordingly, there is a limited amount of information about us upon which you can evaluate our business and prospects.
We have not begun to generate material revenues from the commercialization of REDEMPLO or any other product candidates. As such, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•execute product development activities using technologies that have not yet generated material revenues;
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
Over the past several years we have entered into license and collaboration agreements with Takeda, Amgen, GSK, Sarepta, Visirna, Sanofi, Novartis and Madrigal. Our business strategy includes securing additional collaborations with other pharmaceutical and biotech companies to support the development of our RNAi therapeutics and other product candidates. We do not possess all of the financial and development resources necessary to develop and commercialize all of the products that may result from our technologies. Unless we expand our own product development capacity and enhance our own internal marketing capability, we may need to make arrangements with other strategic partners to develop and commercialize any product candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners. If we do not find appropriate partners, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and will be beyond our control, particularly as partnered programs progress and our licensees may elect to assume greater control over these programs. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including:
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
Under our licensing and collaboration agreements with Amgen, Takeda, GSK, Sarepta, Visirna, Sanofi, Novartis and Madrigal, our partners substantially control clinical development and commercialization for all of the candidates covered under those agreements in their relevant territories. To the extent that (i) our partners’ interests in advancing these candidates or targets change, (ii) unforeseen scientific issues with the candidates arise, or (iii) the pace at which our partners move the candidates through clinical trials toward commercialization slows, our ability to collect milestones and royalties may be significantly diminished. This would further cause us to rely upon other sources of financing to continue to develop our other internal product candidates.
We will need to achieve commercial acceptance and adequate coverage and reimbursement of REDEMPLO and our other product candidates to generate revenues and achieve profitability.
The degree to which the medical community and consumers will adopt and therefore prescribe REDEMPLO or any other product we develop is uncertain. The rate and degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our products, their potential advantage over alternative treatments, and the costs to patients and third-party payers, including commercial insurance companies and government health care programs. Recent efforts in the United States and abroad to reduce overall healthcare spending, including recent efforts by the U.S. government to lower drug prices through executive action such as MFN pricing, have put significant pressure on the coverage and price of prescription drugs and certain companies have been publicly criticized for the relatively high cost of their therapies. These pressures may place pressure on us to offer price concessions to third party payers to obtain favorable coverage or to otherwise sell any approved drugs at a lower price than we or analysts may anticipate or may result in lower levels of reimbursement and coverage from third parties.
Moreover, we have not yet generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with potential strategic collaboration partners, to complete the development of and obtain the regulatory and marketing approvals necessary to commercialize our product candidates and introduce products that will be accepted by the medical community. The commercial success of REDEMPLO or any of our product candidates, if approved, will depend on many factors, including, but not limited to:
•the availability of coverage and adequate and timely reimbursement from managed care plans, private insurers, government payers (such as Medicare and Medicaid and similar foreign authorities) and other third-party payers for our products;
•patients’ ability and willingness to pay out-of-pocket for our products in the absence of coverage and/or adequate reimbursement from third-party payers;
•patient and prescriber demand for our products;
•the overall health benefits and cost savings that patients derive from REDEMPLO;
•our ability to establish and enforce intellectual property rights in and to our products; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.
We cannot predict whether significant commercial market acceptance for REDEMPLO or any of our products, if approved, will ever develop, and we cannot reliably estimate the projected size of any such potential market. Our revenue growth and achievement of consistent profitability will depend substantially on our ability to introduce products that will be accepted by the medical community. If we are unable to cost-effectively achieve acceptance of our technology among the medical establishment and patients, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected. For example, if the market opportunity for REDEMPLO or any other approved product is smaller than we expect, including because the potentially addressable patient population is limited or new patients become increasingly difficult to identify or access, we may never become or remain profitable or generate sufficient revenue growth to sustain our business, even if we obtain significant market share.
We rely on outside sources for various components and processes for our products.
We rely on third parties for various components and processes for REDEMPLO and our product candidates. We may not be able to achieve multiple sourcing because there may be no acceptable second source, other companies may choose not to work with us, or the component or process sought may be so new that a second source does not exist or does not exist on acceptable terms. For instance, drug substance, drug product and injection devices for REDEMPLO are each currently sourced from a single, third-party manufacturer, and many of our pulmonary product candidates are administered using a proprietary delivery device which is currently sourced from a single manufacturer. There may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators which is beyond our control. If such third parties are unable to satisfy their commitments to us, the development of our products would be adversely affected. Therefore, it is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors, particularly as a result of labor market and global supply chain constraints.
We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our clinical supplies and commercial products, if and when approved, and if they fail to meet their obligations, the development and commercialization of our products could be adversely affected.
Although we have developed our own internal manufacturing capabilities which allow us to manufacture oligonucleotide drug substance for our clinical product candidates, we do not currently have internal manufacturing capabilities beyond such clinical-stage oligonucleotide drug substance. We rely, and expect to continue to rely, on third-party manufacturers for the production of REDEMPLO and certain of our drug product candidates for clinical trials and commercialization. We may choose to utilize third-party manufacturers to produce some or all of our development candidates, even if we have internal manufacturing capabilities to do so. Further, we have not developed the ability to manufacture drug product ourselves, nor have we developed the capabilities to manufacture biologics. If we were to experience an unexpected loss or interruption of supply for REDEMPLO or any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in our commercial sales or delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our product candidates are composed of multiple components and require specific formulations for which scale-up and manufacturing could be difficult. For certain products, we have limited experience in such scale-up and manufacturing which may require us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are a limited number of manufacturers that supply synthetic oligonucleotides or have experience in manufacturing antibody-oligonucleotide conjugates. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us.
Additionally, as more of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing and analytical capacity. For example, we entered into third-party agreements for the manufacturing of REDEMPLO for drug substance and drug product, in connection with its commercial launch in 2025. Further, some manufacturing partners may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different or additional manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. While we are exploring alternative suppliers for certain critical materials, some of which are sole sourced, there can be no assurance that our efforts will be successful. Accordingly, there is a risk that supplies of our products and product candidates may be significantly delayed by, or may become unavailable as a result of manufacturing, equipment, process, regulatory or business-related issues affecting such manufacturer.
Manufacturers of drug substance and drug product for our approved products (including us, if we choose to internally manufacture) must comply with cGMP requirements relating to methods, facilities and controls used in the manufacturing, processing and packaging of the product, which are intended to ensure that drug products are safe and that they consistently meet applicable requirements and specifications. These requirements include quality control, quality assurance, and the maintenance of records and documentation. These manufacturers (including us, if we choose to internally manufacture) may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. These requirements are enforced by the FDA and other health authorities through periodic announced and unannounced inspections of manufacturing facilities. A failure to comply with these requirements or to provide adequate and timely corrective actions in response to deficiencies identified in an inspection may result in enforcement action, including warning letters, fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, import refusal, plant shutdown, or the delay, withholding, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.
We rely, and expect to increasingly rely, on third-party manufacturers and suppliers located outside the United States, including in China, and the BIOSECURE Act, tariffs and other trade restrictions could disrupt our supply chain, increase our costs or require us to change manufacturers.
Although drug substance and drug product for REDEMPLO are currently manufactured in the United States, certain raw materials and precursor chemicals used in the manufacture of our products and product candidates are sourced from suppliers located in China, and certain delivery devices that we may implement for our products are manufactured abroad, such as autoinjector devices that we currently source from Taiwan. In addition, we plan to use contract development and manufacturing organizations (“CDMOs”) located in China as a manufacturer or back-up supplier of our product candidates for certain global markets for certain programs. The BIOSECURE Act, enacted in December 2025 as part of the National Defense Authorization Act for Fiscal Year 2026, will prohibit federal agencies from procuring biotechnology equipment or services from “biotechnology companies of concern” and from entering into contracts with, or providing grants or loans to, entities that use such equipment or services in the performance of federal contracts. The Office of Management and Budget is required to publish an initial list of biotechnology companies of concern by December 2026, and the prohibitions are expected to take effect following the issuance of OMB guidance and implementing regulations, subject to transition periods for existing contracts.
If any of our CDMOs or suppliers is designated as a biotechnology company of concern, or if we or our collaborators otherwise determine to cease working with suppliers located in China as a result of legislative, regulatory, reputational or commercial pressures, we could be required to transfer manufacturing to alternative suppliers, which would be costly and time-consuming, could require additional regulatory approvals or comparability studies and could delay our development programs or interrupt commercial supply. In addition, tariffs imposed by the United States on imports from China and other countries, including the tariffs of up to 100% on imports of patented pharmaceutical products and their ingredients imposed under Section 232 of the Trade Expansion Act of 1962 beginning in 2026, retaliatory measures adopted by other countries, export controls on technology, equipment and data, and heightened FDA scrutiny of foreign manufacturing facilities and of clinical data generated in China, could increase our costs, disrupt our supply chain or delay our clinical programs. We have not entered into an MFN pricing agreement with the current presidential administration of the type that has entitled certain manufacturers to relief from pharmaceutical tariffs. Although we maintain safety stock of certain critical raw materials, we may not be able to qualify alternative suppliers before our inventory is exhausted.
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
Many of our competitors have greater financial resources and may have more experience in research and development, manufacturing, managing clinical trials, commercialization and/or regulatory compliance than we do. Our competitors may compete with us for lead clinical trial investigators, clinical trial site locations and patient enrollment. These competitors may also compete with us in recruiting scientific and management personnel. With respect to REDEMPLO, we compete with TRYNGOLZA (olezarsen), which is marketed by Ionis Pharmaceuticals, Inc. In addition, because our investigational products are in various stages of preclinical and clinical development, along with many of the competing products, and given unpredictability inherent in drug development, it is difficult to predict which third party may be our most direct competitor, and on what factors that competition may be focused. Moreover, we also face increased competition from other companies that are using artificial intelligence, some of whom may be able to more quickly and effectively identify and develop novel product candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations or financial condition.
We may have difficulty expanding our operations successfully as we evolve our pipeline and expand our commercial operations.
Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage future growth. We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure and information technology systems. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, sales, and customer support capabilities or contract with other organizations to provide these capabilities for us. We have established a sales, customer support, and marketing infrastructure for REDEMPLO and certain of our product candidates, and although we have hired individuals with significant experience in the sales, customer support, marketing, and distribution of pharmaceutical products, the Company does not have prior experience in commercialization of a product. To achieve commercial success for REDEMPLO or any approved product for which we retain sales and marketing rights, we must continue to develop a sales and marketing organization or outsource these functions to third parties. If we or our collaborators are unable to establish sales, marketing, customer support, and distribution capabilities or successfully enter into or maintain agreements with third parties to market and sell our products, we may not be successful in commercializing our products. Further, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, information technology and management controls, reporting systems and procedures. We may not be able to effectively manage the expansion of our operations or implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Our business and operations could suffer in the event of a cybersecurity incident or other information technology system failures.
Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, ransomware and other cyber-attacks, human error, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations and loss of intellectual property. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. Further, cybersecurity breaches or other cybersecurity incidents may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or cybersecurity incident were to result in a loss of or damage to our data, or inappropriate disclosure of confidential, proprietary or private information, we could incur liability or regulatory penalties, including under laws and regulations governing the protection of protected health information and other personal data, we could be subject to litigation (including class-action claims), we could lose valuable trade secret rights, the development of our product candidates could be delayed, and we could suffer reputational damage and damage to key business relationships. The risk of a cybersecurity incident or other information technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, and certain of the third parties on which we depend to operate our business, have experienced cybersecurity attacks in the past, which to date have not had a material impact on our operations or development programs; however, there is no assurance that such impacts will not be material in the future.
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
Our operations, including our relationships with healthcare providers, physicians and third-party payers, and our reporting of information in connection with the Medicaid Drug Rebate Program and other governmental pricing programs, are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which, in the event of a violation, exposes us to liability for criminal sanctions, civil penalties, and contractual damages, and reputational harm and diminished profits and future earnings.
Our operations, including any arrangements that we enter into with healthcare providers, physicians, and third-party payers, including government healthcare programs and payers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such laws and regulations, including applicable U.S. federal and state healthcare laws and regulations such as the federal Anti-Kickback Statute, the False Claims Act, the Health Insurance Portability and Accountability Act of 1996, and the Foreign Corrupt Practices Act, as well as similar foreign laws and regulations, may constrain our operation and the business or financial arrangements through which we can market, sell and distribute any product candidates for which we obtain marketing approval.
Efforts to confirm that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. In addition, in order for our products to be eligible for coverage under certain government health care programs, we must enter into agreements with the government and provide complex pricing calculations that, in turn, may influence government reimbursement rates and pricing under programs such as Section 340B of the Public Health Service Act. The laws governing these programs and pricing calculations are complex, and subject to evolving interpretation by agencies and courts and changing enforcement priorities. Further legal or regulatory developments related to these programs could impact the scope of the programs and our related obligations and, in turn, our revenue.
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
We have incurred net losses since our inception and we expect that our operating losses will continue for the foreseeable future as we continue our drug development efforts and commercialize REDEMPLO and, if approved, our other product candidates. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we successfully commercialize REDEMPLO and any other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve consistent profitability.
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
•fund a commercialization infrastructure and activities related to the sale, marketing, customer support, and distribution of REDEMPLO and our other drug products;
•fund our selling, general and administrative infrastructure and activities;
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
•expenditures to build out or contract for sales, marketing and distribution capabilities;
•the outcome of potential partnering or licensing transactions, if any, and the extent to which our business development efforts result in the acquisition of new programs or technologies;
•competing technological developments;
•our intellectual property positions, if any, in our products; and
•the regulatory approval process and regulatory standards for our product candidates.
We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements in the future to continue our operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities receive any distribution of corporate assets. In order to raise additional funds through partnerships, joint ventures or licensing arrangements, we may be required to relinquish rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions may reduce the market price of our common stock.
The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our indebtedness could be accelerated.

On November 2, 2026, we entered into an amended and restated financing agreement with Sixth Street Lending Partners and the lenders party thereto (the “Financing Agreement”), under which we borrowed $400.0 million in senior secured term loans (the “Credit Facility”) and used cash on hand to repay in full the term loans outstanding under the original financing agreement, including accrued interest previously paid in kind and the related multiple-of-invested-capital payment, for an aggregate payoff amount of $404.4 million. The Credit Facility matures on November 2, 2031, bears interest, at our election, at an annual rate equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus 5.50% or a base rate (subject to a 2.00% floor) plus 4.50%, payable quarterly in cash, and does not amortize prior to maturity. As of September 30, 2026, after giving effect to the refinancing, we had $400.0 million of indebtedness outstanding under the Financing Agreement and $700.0 million aggregate principal amount of our 0.00% Convertible Senior Notes due 2032 outstanding.
Because the loans under the Credit Facility bear interest at a variable rate, increases in prevailing interest rates will increase our interest expense and reduce the cash available to us for other purposes. In addition, prepayment of the loans before the forty-second month following the closing of the refinancing is subject to a make-whole or other prepayment premium, which may make it more costly for us to refinance or prepay the Credit Facility if we wish to do so, including in connection with a change of control or a strategic transaction.
The Financing Agreement contains several negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends and share repurchases, modifications to and terminations of material agreements, payment of subordinated indebtedness, transactions with affiliates and other matters customarily restricted in such agreements. Among other requirements of the Financing Agreement, we and our subsidiary guarantors must maintain unrestricted cash and cash equivalents in deposit and securities accounts in the United States subject to the lenders’ first-priority security interest of at least $125.0 million at all times. These and other terms in the Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash to pay interest and, at maturity, principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy. In addition, the Financing Agreement restricts our ability to incur additional indebtedness, including by limiting the aggregate principal amount of convertible indebtedness we may have outstanding at any time to the greater of $1.1 billion and 10.0% of our market capitalization, and in no event more than $2.5 billion (inclusive of our outstanding 0.00% Convertible Senior Notes due 2032). These restrictions could limit our ability to raise additional capital when needed or on favorable terms and reduce our financial flexibility in the future.
Our obligations under the Financing Agreement are secured by substantially all of our assets and those of our subsidiary guarantor, including our intellectual property. If we fail to comply with the covenants in the Financing Agreement or another event of default occurs, including upon a change of control, the lenders could declare all amounts outstanding under the Credit Facility to be immediately due and payable, together with any applicable prepayment premium, and could foreclose on the collateral securing the loans. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. In addition, our ability to generate sufficient cash flows to meet our debt obligations depends upon several factors, such as the ability of the Company and our licensees to timely complete clinical trials and obtain marketing approval for our clinical-stage product candidates, to successfully commercialize REDEMPLO and our clinical-stage product candidates, and our future performance, which is subject to financial, business, and other impacts on our operations, many of which are beyond our control. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
•the level of demand for REDEMPLO or any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
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
At September 30, 2026, we had $1,193.0 million in cash, cash equivalents, restricted cash and available-for-sale securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.
We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (NOLs) carried forward from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. As a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Under the CARES Act and 2017 Tax Act, federal NOLs incurred in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, but can generally be carried forward indefinitely and can offset up to 80% of future taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These NOL carryforwards could expire unused before offsetting potential future income tax liabilities.
In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state, and local taxes in the United States and other countries. Significant judgment is required in evaluating our tax positions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. For instance, the One Big Beautiful Bill Act, enacted in 2025, permits the expensing of certain research and development expenditures in the U.S. incurred in tax years beginning in 2025, while amortization over fifteen years continues to be required for foreign-based expenditures. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
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
We may be unable to raise the funds necessary to repurchase the 0.00% Convertible Senior Notes due 2032 (the “Notes”) for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Notes, and our other indebtedness limits our ability to repurchase the Notes or to pay any cash amounts due upon their maturity or conversion.
In January 2026, we issued $700.0 million aggregate principal amount of the Notes. Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. As of September 30, 2026, none of the conditions permitting holders to convert the Notes had been met, and $700.0 million aggregate principal amount of the Notes remained outstanding. See Note 16 — Convertible Notes of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.” Upon maturity of the Notes, we must pay their principal amount and accrued and unpaid special interest, if any, in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or to pay any cash amounts due upon their maturity or conversion. For example, the Credit Facility restricts us from paying cash amounts on the Notes in connection with their conversion (other than cash in lieu of any fractional share of our common stock due upon conversion of the Notes) or in connection with our requirement to offer to repurchase the Notes following a fundamental change. Our failure to repurchase Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
We are subject to counterparty risk with respect to the capped call transactions in connection with the issuance of the Notes (the “Capped Calls”), and the Capped Calls may not operate as planned.
In connection with the issuance of the Notes, we entered into the Capped Calls with certain financial institutions. The Capped Calls have an initial strike price corresponding to the initial conversion price of the Notes and an initial cap price of $119.33 per share, subject to adjustment under the terms of the Capped Call confirmations. The Capped Calls are intended to reduce or offset potential dilution to our common stock upon conversion of the Notes, with such reduction or offset subject to the applicable cap price. The Capped Calls cover, subject to anti‑dilution adjustments, the number of shares of our common stock underlying the Notes. The option counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that they might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, then we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the Capped Calls are complex, and they may not operate as planned. For example, the terms of the Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Calls.
Because the Notes will not bear regular interest, holders of the Notes may not earn a return on their investment in the Notes.
The Notes will not bear regular interest, and the principal amount of the Notes will not accrete. Although special interest will accrue on the Notes in certain circumstances, the Notes may mature or be redeemed by us without the accrual or payment of any interest. Accordingly, holders of the Notes may not earn any return on their investment in the Notes unless they resell them at a price that exceeds the price at which they purchased the Notes or they realize a gain in connection with the conversion of their Notes. Holders of the Notes may not be able to resell their Notes at favorable prices, and the trading price of our common stock may never exceed the conversion price of the Notes. As a result, their investment in the Notes may not earn any return at all and may result in losses.
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
The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Consequently, we expect that the market price of our common stock will continue to fluctuate significantly. We may not generate substantial revenue from the sale of our products for several years. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transaction information, and financial information.
These activities may subject us to numerous data privacy and security obligations governing the collection, use, disclosure, protection, and other processing of personal data, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, there are both state and federal data privacy and security laws, including data breach notification laws, data privacy laws (including biometric privacy laws and wiretapping laws), consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and the regulations promulgated thereunder. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, the “CCPA”), applies to personal information of consumers, including business representatives and employees, who are California residents, and requires businesses to provide specific disclosures in their privacy notices and affords certain rights to California residents with respect to their personal information. Regulations under the CCPA that took effect on January 1, 2026 impose risk assessment, automated decision-making technology and cybersecurity audit requirements on certain covered businesses, with compliance deadlines that phase in through 2030. However, the CCPA does not apply to protected health information that is subject to HIPAA/HITECH. The CCPA provides for substantial civil penalties and allows private litigants affected by certain data breaches to recover significant statutory damages. Approximately twenty other states have enacted comprehensive privacy laws, with varying effective dates, although these laws generally exempt entities and/or protected health information subject to HIPAA/HITECH. In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act, Washington’s My Health My Data Act and the Nevada Consumer Health Data Privacy Law, govern the privacy and security of health-related information, specifically, may apply even when HIPAA/HITECH does not and impose additional requirements.
Outside the United States there are additional laws, regulations, and industry standards governing data privacy and security. For example, in the EEA, the General Data Protection Regulation (“GDPR”) and, in the UK, the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”) impose strict requirements for processing personal data, including health-related data which is subject to specific requirements. Under the GDPR and UK GDPR, companies may face administrative fines of up to 20 million Euros or 4% of total worldwide annual revenue, whichever is greater, as well as claims from individuals who suffered damages as a result of an infringement. In addition, the GDPR and UK GDPR impose specific restrictions, including on the transfer of personal data to countries outside of the EEA and UK that are not considered to provide an adequate level of data protection. Although various transfer mechanisms are available, such as the EEA and UK standard contractual clauses, these mechanisms are subject to further requirements, including the conduct of transfer risk/impact assessments and where necessary, the adoption of supplementary measures. Companies that transfer personal data out of the EEA and UK remain subject to potential scrutiny from regulators, individuals and associations. In the EEA, companies must also comply with national data protection laws, which supplement, interpret, and in some cases go beyond the GDPR or other EEA-level requirements, including with respect to health-related data. Data protection authorities across member states may enforce data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA. Guidance developed at both EEA level and at the national level in each member state concerning implementation and compliance practices is often updated or otherwise revised. Violations of national laws can trigger administrative investigations, corrective orders, temporary or definitive bans on processing, and, in some jurisdictions, criminal penalties.
Additionally, our use of artificial intelligence may be subject to existing and evolving laws and regulations regarding the use of artificial intelligence, including as they relate to controlling for data bias and antidiscrimination and the use of automated decision-making technology in employment and other significant decisions. In this regard, Europe has also passed the AI Act (Regulation (EU) 2024/1689) – which entered into force on August 1, 2024 – laying down harmonized rules on the development, placing on the market and use of artificial intelligence systems in the EU. The AI Act applies in stages, with certain obligations already applicable and others, including the requirements applicable to "high-risk" AI systems, deferred to 2027 and 2028 pursuant to an amending regulation adopted in July 2026. Non-compliance may result in significant fines. To the extent the AI Act applies to AI systems that we develop or deploy, compliance may increase our costs, restrict the introduction of AI-enabled products and features in Europe, or otherwise affect our business.
In addition, EU cybersecurity legislation, including the NIS2 Directive and the Cyber Resilience Act, is expanding cybersecurity, incident-reporting and product security requirements, with certain obligations under the Cyber Resilience Act applicable since September 2026. To the extent these regimes apply to our products or services, or to our customers, we may incur additional compliance costs and be subject to additional reporting obligations and contractual security requirements.
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
Trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially and adversely affect our business, particularly if these measures occur in regions where we source components or raw materials. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from mainland China, as well as other business restrictions. In response to tariffs, countries have implemented retaliatory tariffs on U.S. goods. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, and the Trump administration has since reimposed tariffs under other statutory authorities. Separately in April 2026, following an investigation under Section 232 of the Trade

Expansion Act of 1962, the Trump administration issued a proclamation imposing tariffs of up to 100% on imports of patented pharmaceutical products and their active ingredients and key starting materials, which took effect for most importers in September 2026, subject to reduced rates for certain trading partners, exemptions for manufacturers that have entered into MFN pricing agreements with the Trump administration and are investing in U.S. manufacturing, and exemptions for certain categories of products, including orphan drugs. There is substantial uncertainty as to the scope and application of such tariffs, including whether and how they would apply to active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials, and, more generally, about the duration of existing tariffs, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain. These geopolitical risks could also adversely affect Visirna. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.
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
Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payers that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In addition, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate MFN price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The Trump administration has continued to pursue policy and regulatory MFN strategies and has since announced MFN pricing agreements with a number of pharmaceutical manufacturers. The CMS has also finalized the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory model scheduled to go into effect on January 1, 2027 that uses international reference prices in calculating manufacturer rebates. A separate CMS Part D proposed rule – the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model – remains pending but, as proposed, would apply a similar international benchmark to Medicare Part D inflation rebates. It remains unclear whether GUARD will be finalized and, if so, whether it will follow GLOBE’s approach. The CMS has separately launched the voluntary GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, which benchmarks Medicaid supplemental rebates on relevant drugs off of MFN pricing metrics. We continue to evaluate the potential impact of these models on our business. It is currently unclear how such measures may ultimately affect our business. Because MFN pricing proposals measure U.S. prices against prices paid in other developed countries, the price at which a product is launched outside the United States may affect the price we are able to realize in the United States. As a result, we may determine not to launch REDEMPLO or a future product in a jurisdiction in which we had previously expected to launch, or to delay such a launch, because of business considerations related to U.S. pricing, and any such determination would reduce or defer revenue we would otherwise expect to receive from that jurisdiction. The prices of competing products can impact pricing of our products in the United States. If a competing product, such as TRYNGOLZA, is sold in other developed countries at prices substantially below U.S. prices, including by a licensee or distributor whose pricing decisions the competitor does not control, those prices could be used by the HHS, CMS or other government authorities under MFN policies, or by payers in negotiating coverage and rebates, as a benchmark for products in the same class, including REDEMPLO, resulting in pressure on our U.S. pricing even if we do not have any sales in those countries. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies. Relatedly, any reduction in reimbursement from Medicare and other government programs pursuant to such MFN or other reforms may result in a similar reduction in payments from private payers.
Price control measures outside the United States may compound these effects. The EU’s Pharma Package, if adopted in its agreed form, would permit an individual member state to require a marketing authorization holder to submit a pricing and reimbursement application to that member state and to supply the product in that member state. If the EU marketing authorization holder does not make the product available in the respective member state within three years of the request, the member state could disapply the market protection for that product, including any extension of orphan market exclusivity.
Additionally, Germany has enacted legislation that extends its price moratorium, which limits the ability to increase prices, through December 31, 2030, makes price-volume terms mandatory in reimbursement amount agreements and permits statutory health insurers to conduct exclusive cross-molecule tenders in specified therapeutic classes. Further, from January 1, 2027, Germany will impose an additional 8.5% manufacturer rebate on patent-protected medicines, subject to limited exemptions, including one for new medicines.

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
Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency have impacted the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines and may have a material impact on the industry and our clinical development plans. For example, average review times at the FDA have fluctuated in recent years as a result. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs or if a significant number of federal employees are laid off or leave federal agencies, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates. In addition, the FDA’s authority to collect prescription drug fees expires on September 30, 2027, and if Congress does not reauthorize the program on time, or reauthorizes it with changes to fees, review goals, or other FDA authorities, the FDA’s ability to review our marketing applications on a timely basis could be impaired.
In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include guidance and regulations intended to reduce, refine, and replace animal testing, the Rare Disease Framework Initiative program to facilitate approval of drugs to treat rare diseases, and the implementation of the Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. The FDA has published complete response letters, including letters for applications that have not been approved, and has indicated that it intends to continue and expand this practice. As a result, any complete response letter we receive could be made public. Although the FDA redacts certain confidential commercial and trade secret information, a published letter could reveal information about our clinical data, manufacturing or regulatory strategy, and its contents, or any perceived inconsistency between the letter and our prior public statements, could harm our reputation and competitive position, expose us to securities litigation, and adversely affect the market price of our common stock. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will continue to change in the coming years under the current administration, including with respect to possible confirmation of a new FDA commissioner. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
When a potential cybersecurity threat or incident is identified, our processes require that the Vice President of Information Security be promptly notified of the incident, who then is to conduct an initial investigation to determine the probability and potential of the threat or incident to have a material impact on key business systems and processes. If there is a reasonable possibility for a material impact to the Company’s business or information systems, the cybersecurity program requires that the Technology Risk Management Committee be promptly notified, which then assigns a risk level to the threat or incident. All threats and incidents identified as high-risk are promptly escalated to Company leadership and the legal department, who, in collaboration with the Company's Information Security department, are tasked with activating and implementing a high-risk information security incident mitigation and response plan, which details the roles, responsibilities, and strategies to respond. Our cybersecurity program also requires that high-risk cybersecurity incidents or threats be reported to the Company’s Materiality Committee and the Audit Committee within 24 hours of their designation as high-risk by the Technology Risk Management Committee.
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
Execution of the Company’s cybersecurity program is delegated by the Board to the Vice President of Information Security, who has over 25 years of relevant experience in information security, including 15 years at the Company, and is further supported by a team of security professionals within the Information Systems & Informatics department. The Vice President of Information Security reports to the Group Vice President, Head of Information Systems, and they meet periodically with senior leadership and the Audit Committee to review metrics on cybersecurity preparedness, incidents, mitigations and remediation efforts.
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
ITEM 2.PROPERTIES
The following table summarizes the Company’s leased facilities as of November 5, 2026.

	Approximate Square Footage	Primary Use	Lease Expiration	Remaining Lease Term (year)
Pasadena, California	98,000	Corporate Headquarters	December 2034	8.1
Madison, Wisconsin	116,000	Research Facility	September 2031	4.9
San Diego, California	144,000	Research and Office Facility	April 2038	11.5
The Company owns land in the Verona Technology Park in Verona, Wisconsin, which has been developed into an approximately 160,000 square foot drug manufacturing facility and an approximately 140,000 square foot laboratory and office facility that supports the Company’s manufacturing process development and analytical activities.
ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings are set forth in the Company’s financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference. See Note 7 — Commitments and Contingencies of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of the Company’s common stock are traded on The Nasdaq Global Select Market under the symbol “ARWR.” There were 81 holders of record of the Company’s common stock as of November 5, 2026.
Dividends
The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
None.
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on September 30, 2021 in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Arrowhead Pharmaceuticals, Inc.
NASDAQ Biotechnology
NASDAQ Composite
400
300
200
100
0
2021
2022
2023
2024
2025
2026

$100 investment in stock or index	Ticker	2021	2022	2023	2024	2025	2026
Arrowhead Pharmaceuticals, Inc.	ARWR	$100.00	$52.94	$43.04	$31.03	$55.25	$104.84
NASDAQ Biotechnology Index	^NBI	$100.00	$74.09	$77.75	$93.76	$95.96	$139.91
NASDAQ Composite Index	^IXIC	$100.00	$73.19	$91.49	$125.89	$156.83	$185.91
ITEM 6. RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a commercial-stage pharmaceutical company developing medicines that treat intractable diseases by silencing the genes that cause them. Using a broad portfolio of RNA chemistries and modes of delivery, the Company’s therapies trigger the RNA interference (RNAi) mechanism to induce rapid, deep and durable knockdown of target genes. RNAi is a mechanism present in living cells that inhibits the expression of a specific gene, thereby affecting the production of a specific protein. RNAi-based therapeutics seek to leverage this natural pathway of gene silencing to target and shut down specific disease-causing genes.
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
The Company's products:

•REDEMPLO® is indicated as an adjunct to diet to reduce triglycerides in adults with Familial Chylomicronemia Syndrome (FCS) and has received regulatory approvals in the United States, European Union, Canada, Australia, China and the United Kingdom. REDEMPLO is out-licensed to Sanofi in Greater China.

The following table presents select programs from the Company’s pipeline:

Therapeutic Area	Name	Stage	Product Rights
Cardiometabolic	plozasiran	Phase 3	Arrowhead(1)
	zodasiran	Phase 3	Arrowhead
	olpasiran	Phase 3	Amgen
	GSK4532990	Phase 2b	GSK
	ARO-DIMER-PA	Phase 1/2a	Arrowhead
	ARO-PNPLA3	Phase 1	Madrigal
	ARO-INHBE	Phase 1/2a	Arrowhead
	ARO-ALK7	Phase 1/2a	Arrowhead
Pulmonary	ARO-RAGE	Phase 2	Arrowhead
	SRP-1002 (ARO-MMP7)	Phase 1/2a	Sarepta
Liver	fazirsiran	Phase 3	Takeda and Arrowhead
	daplusiran/tomligisiran	Phase 2	GSK
Neuromuscular	SRP-1001 (ARO-DUX4)	Phase 1/2a	Sarepta
	SRP-1003 (ARO-DM1)	Phase 1/2a	Sarepta
	SRP-1004 (ARO-ATXN2)	Phase 1/2a	Sarepta
	SRP-1005 (ARO-HTT)	Phase 1	Sarepta
	ARO-MAPT	Phase 1/2a	Arrowhead
	ARO-SNCA	Pre-clinical	Novartis
Other	ARO-C3	Phase 1/2a	Arrowhead
	ARO-CFB	Phase 1/2a	Arrowhead
(1) Greater China rights are out-licensed to Sanofi.
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
2026 Business Highlights
During fiscal year 2026 and up to the Form 10-K filing date, the Company experienced a transformative year, highlighted by the following key events. The following items are not all-inclusive and are meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s Consolidated Financial Statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.
Key REDEMPLO Commercial Events
•On November 18, 2025, the FDA approved the Company's New Drug Application (NDA) for REDEMPLO injection for FCS. This approval was supported by clinical data from the Phase 3 PALISADE study, a randomized, double-blind, placebo-controlled trial in adults with clinically diagnosed or genetically confirmed FCS. The PALISADE study met its primary endpoint and all multiplicity-controlled key secondary endpoints, including demonstrating significant reductions in triglycerides and APOC3. In PALISADE, 25 mg

REDEMPLO achieved deep and durable reductions in triglycerides, with a median change from baseline of -80% versus -17% in the pooled placebo group, and a lower numerical incidence of acute pancreatitis compared with placebo.
•On December 2, 2025, the Company announced that the FDA had granted Breakthrough Therapy designation to investigational plozasiran as an adjunct to diet to reduce triglyceride (TG) levels in adults with severe hypertriglyceridemia (sHTG) (TG levels greater than or equal to 500 mg/dL).
•During fiscal 2026, the Company continued to expand global regulatory approval and commercial availability of REDEMPLO for the treatment of adults with FCS:
◦On January 5, 2026, the Company announced that Health Canada had issued a Notice of Compliance (NOC) authorizing REDEMPLO as an adjunct to diet to reduce triglycerides in adults with FCS for whom standard triglyceride lowering therapies have been inadequate. REDEMPLO is the first and only Health Canada-approved siRNA medicine to be studied in patients with genetically confirmed and clinically diagnosed FCS. The Health Canada approval is based on positive results from the Phase 3 PALISADE study where REDEMPLO significantly reduced triglycerides from baseline and lowered the numerical incidence of acute pancreatitis compared to placebo.
◦On January 7, 2026, the Company announced that the Chinese National Medical Products Administration (NMPA) had approved REDEMPLO for the reduction of triglyceride levels in adult patients with FCS. REDEMPLO will be marketed in Greater China by Sanofi under an agreement between Sanofi and Arrowhead.
◦On May 1, 2026, the Company announced that the Australian Therapeutic Goods Administration (TGA) approved REDEMPLO as an adjunct to diet to reduce triglyceride levels for adult patients with FCS in Australia.
◦On June 22, 2026, the Company announced that the European Commission (EC) formally granted marketing authorization for REDEMPLO, a small interfering RNA (siRNA) medicine, as an adjunct to diet to reduce triglyceride levels in adult patients with FCS. REDEMPLO is the first and only siRNA medicine authorized by the EC for adults with FCS, diagnosed either by the presence of clinical criteria or genetic testing.
◦On August 17, 2026, the Company announced that REDEMPLO became available as a new treatment option to reduce triglyceride levels for adult patients with FCS in Germany, following the EC’s marketing authorization in June 2026, with REDEMPLO listed in the Lauer-Taxe® database and thus able to be prescribed, dispensed and reimbursed.
◦Subsequent to our fiscal year end, on October 19, 2026, the Medicines and Healthcare products Regulatory Agency (MHRA) provided marketing authorization for REDEMPLO in the United Kingdom.
•On October 7, 2026, the Company announced that the FDA had granted plozasiran entry in the Split Real Time Application Review (STAR) pilot program in connection with Arrowhead’s upcoming supplemental new drug application (sNDA) for sHTG.
◦The FDA STAR pilot program aims to shorten the time from the date of a complete sNDA submission to the action date for certain supplemental indications for already-approved drugs. To be granted entry in the STAR program, FDA must determine that clinical evidence from adequate and well-controlled investigation(s) indicates that the drug may demonstrate substantial improvement on a clinically relevant endpoint(s) over available therapies.
◦Once accepted into the STAR program, a supplemental application qualifies for a 6-month Priority Review compared to a 10-month standard review. In addition, FDA will generally target an “expedited review” for efficacy supplements in the STAR program, meaning an action at least 1 month before the Priority Review goal date is possible. The use of a Priority Review Voucher (PRV) is not necessary for programs that are granted entry in the STAR program, so Arrowhead retains the PRV previously purchased in September 2026.
◦The Company has submitted an sNDA to the U.S. FDA and is currently preparing for a potential U.S. launch in sHTG in the second quarter of 2027, pending successful regulatory filing, review, and approval, and plans to seek regulatory approval with additional global regulatory authorities thereafter.
•On October 27, 2026, the Company announced that adults in England and Wales who live with FCS will have access to a newly licensed new treatment option available on the NHS to reduce extremely high levels of triglycerides in their bloodstreams, if the response to diet and conventional triglyceride lowering therapies has been inadequate.
◦REDEMPLO® has received Marketing Authorization from The Medicines and Healthcare products Regulatory Agency (MHRA) as an adjunct to diet to reduce triglyceride levels in adult patients with FCS, diagnosed via genetic testing or clinical criteria.
◦Following this marketing authorization, National Institute for Health and Care Excellence (NICE) issued Technology Appraisal guidance recommending funding for the NHS in England and Wales to use it as a treatment option to treat genetically confirmed FCS in adults if the response to diet and conventional triglyceride lowering therapies has been inadequate, in accordance with a commercial arrangement.
•Key Research & Development Events
•On December 8, 2025, the Company initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-MAPT, the Company's investigational RNAi therapeutic being developed as a potential treatment for tauopathies including Alzheimer's disease, a progressive neurodegenerative disease characterized by cognitive and functional decline.
•On January 6, 2026, the Company announced interim results from two Phase 1/2a clinical trials of ARO-INHBE and ARO-ALK7, the Company's investigational RNAi therapeutics being developed as potential treatments for obesity and metabolic dysfunction-associated steatohepatitis (MASH), showing for patients enrolled in the study that:
◦ARO-INHBE in combination with tirzepatide, a GLP-1/GIP receptor co-agonist, nearly doubled weight loss at week 16 and roughly tripled reductions in visceral fat, total fat, and liver fat versus tirzepatide alone in obese patients with type 2 diabetes mellitus at those same endpoints at week 12;
◦ARO-ALK7, the first RNAi-therapeutic to show adipocyte gene target silencing in a clinical trial, achieved dose dependent reductions in adipose ALK7 messenger RNA (mRNA) with a mean reduction of -88% at the 200 mg dose at week 8 with a maximum reduction of -94%; and
◦ARO-INHBE monotherapy at 200mg or greater reduced liver fat content (LFC) by 44% compared to placebo in subjects with obesity and baseline liver fat content greater than 8%.
•On January 27, 2026, the Company initiated and dosed the first subjects in a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company's investigational RNAi therapeutic being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia.
◦ARO-DIMER-PA is designed to silence expression of both proprotein convertase subtilisin kexin 9 (PCSK9) and apolipoprotein C3 (APOC3) genes.
◦This represents an important step forward for the field of RNAi therapeutics, as it is the first clinical candidate to target two genes simultaneously in one molecule, enabled by Arrowhead's innovative and proprietary Targeted RNAi Molecule (TRiM™) platform.
•On March 28, 2026, the Company presented new long-term efficacy and safety data for plozasiran across a spectrum of hypertriglyceridemia at the American College of Cardiology's 75th Annual Scientific Session and Expo.

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
•On May 26, 2026, the Company presented new positive clinical data for plozasiran supporting its use in patients with moderate-to-severe renal impairment or moderate hepatic impairment without the need for dose adjustment, and a case report suggesting that preconception exposure to plozasiran may be associated with sustained lowering of fasting triglyceride (TG) levels through the term of a pregnancy. The data were presented in two oral presentations at the 94th European Atherosclerosis Society (EAS) Congress.
•On May 27, 2026, the Company presented interim results from a Phase 1/2a clinical trial of ARO-INHBE, the Company's investigational RNA interference (RNAi) therapeutic being developed as a potential treatment for obesity and metabolic dysfunction-associated steatohepatitis (MASH). The data presented at the European Association for the Study of the Liver Congress (EASL 2026) demonstrate that ARO-INHBE treatment led to clinically meaningful reductions in liver fat as a monotherapy and in combination with low-dose tirzepatide, a GLP-1/GIP receptor co-agonist, in adults with obesity.
•On July 22, 2026, the Company announced topline results for the global Phase 3 SHASTA-3 and SHASTA-4 clinical studies of plozasiran in patients with severe hypertriglyceridemia (sHTG). Subsequently on August 30, 2026, the Company announced that it presented results during a Hot Line Late-Breaking Science session at the European Society of Cardiology (ESC) Congress 2026 in Munich, Germany. The presentation included key results that we believe support future regulatory filings to potentially expand its uses in sHTG, including:
◦Plozasiran reduced triglycerides (TG) by 79% and 81% versus placebo in SHASTA-3 and SHASTA-4 across the broad sHTG population. More than 90% of plozasiran-treated patients achieved triglycerides below thresholds for AP risk, 500 mg/dL at Month 12, and more than half achieved triglycerides below 150 mg/dL.
◦Plozasiran reduced cumulative acute pancreatitis (AP) events by 78% versus placebo in patients with TG above 500 mg/dL, with or without a prior history of AP. Greater absolute benefit of AP risk reduction was observed in patients at higher risk. In the highest-risk subgroup, patients with TG above 880 mg/dL and a prior history of AP, there was a 100% reduction in events versus placebo.
◦Plozasiran demonstrated a favorable safety and tolerability profile, with overall treatment-emergent adverse events similar between plozasiran and placebo groups.
•On July 27, 2026, the Company announced that it had completed enrollment in the global Phase 3 YOSEMITE clinical trial of zodasiran, the Company's investigational RNAi therapeutic being developed as a potential treatment for homozygous familial hypercholesterolemia (HoFH), a rare genetic condition that leads to severely elevated low-density lipoprotein cholesterol (LDL-C) and early-onset cardiovascular disease.
◦The Company anticipates that YOSEMITE will be completed in mid-2027 and, pending successful clinical results, intends to seek regulatory approval in multiple geographies thereafter.
◦The YOSEMITE Phase 3 study was initially designed to enroll 60 participants; however, strong global HoFH patient and physician interest led to an increased total of 70 patients enrolled.

•On September 15, 2026, the Company announced interim topline data from a Phase 1/2a clinical trial of ARO-DIMER-PA, the Company’s first investigational RNA interference (RNAi) therapeutic dimer being developed as a potential treatment for atherosclerotic cardiovascular disease (ASCVD) due to mixed hyperlipidemia.
◦With these interim topline results, Arrowhead’s innovative and proprietary TRiM platform has achieved clinical validation of its ability to target and silence two genes simultaneously in one molecule.
◦In participants with mixed hyperlipidemia, ARO-DIMER-PA single doses achieved dose-dependent mean maximal reductions in serum PCSK9 of 72% and APOC3 of 88%.
◦Silencing of both the PCSK9 and APOC3 genes led to favorable changes in lipids and lipoproteins including the following mean maximal reductions: LDL-C reduction of 54%, Triglyceride (TG) reduction of 73%, Non-high density lipoprotein (non-HDL) cholesterol reduction of 61%, Apolipoprotein B (ApoB) reduction of 50%.
•On October 14, 2026, the Company announced interim results from an ongoing Phase 1/2a study of ARO-MAPT, the Company’s investigational RNA interference (RNAi) therapeutic being developed as a potential treatment for Alzheimer’s disease and other tauopathies. These results represent the first successful clinical validation of a platform to deliver siRNA across the blood-brain barrier and achieve substantial target gene knockdown in the brain.
◦In healthy volunteers, subcutaneous administration of ARO-MAPT achieved deep and durable reductions in cerebrospinal fluid (CSF) total tau, with a mean reduction of up to 73% at Day 105 and a maximum reduction of 85%.
◦ARO-MAPT was generally well tolerated. Most treatment-emergent adverse events (TEAEs) were Grade 1 or mild.
•On November 4, 2026, the New England Journal of Medicine published SHASTA-3 and SHASTA-4 results of Plozasiran in adults with severe hypertriglyceridemia. The two identically designed, double-blind, placebo-controlled studies enrolled 757 patients, randomized 2:1 to Plozasiran or placebo.
◦Both studies met their primary endpoint, with median triglyceride reductions of 79% and 81% from baseline at month 12 (placebo-adjusted reductions of 45 and 47 percentage points). In a pooled analysis, acute pancreatitis occurred at a rate of 1 per 100 patient-years with Plozasiran versus 5 per 100 patient-years with placebo.

Key Corporate Events
•On August 29, 2025, the Company entered into a global licensing and collaboration agreement with Novartis for ARO-SNCA, Arrowhead's preclinical stage siRNA therapy against alpha-synuclein for the treatment of synucleinopathies, such as Parkinson's Disease, and for other additional collaboration targets that will utilize Arrowhead's proprietary TRiM platform. Upon closing in October 2025, the Company received $200.0 million as an upfront payment and is eligible to receive up to $2.0 billion in potential milestone payments plus royalties on commercial sales.
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

•On January 8, 2026, the Company completed upsized offerings of 0.00% convertible senior notes, common stock, and pre-funded warrants with gross proceeds of $930.0 million, which strengthened the Company's balance sheet.
•On May 5, 2026, the Company announced an exclusive worldwide license agreement with Madrigal Pharmaceuticals for ARO-PNPLA3, Arrowhead's clinical stage RNA interference (RNAi) therapeutic designed to reduce liver expression of patatin-like phospholipase domain containing 3 (PNPLA3) as a potential treatment for patients with metabolic dysfunction-associated steatohepatitis (MASH).
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
•On July 31, 2026, the Company entered into an asset purchase agreement pursuant to which the Company agreed to purchase a rare pediatric disease PRV issued by the FDA for aggregate consideration of $215.0 million upon closing. A PRV entitles its holder to priority review of a single new drug application or biologics license application, which is designed to shorten the FDA's target review period, and may be sold or transferred to another party.

RESULTS OF OPERATIONS
The following data summarizes the Company’s results of operations for the following periods indicated:

	Year Ended September 30,
	2026	2025	2024
	(in thousands, except per share amounts)
Revenue	$450,817	$829,448	$3,551
Operating (loss) income	$(707,171)	$98,346	$(601,080)
Net loss attributable to Arrowhead	$(724,206)	$(1,631)	$(599,493)
Net loss per diluted share attributable to Arrowhead	$(5.11)	$(0.01)	$(5.00)

Year Ended September 30, 2026 Compared to Year Ended September 30, 2025
Revenue
Total revenue for the year ended September 30, 2026 decreased by $378.6 million, from the same period of 2025. The change was primarily driven by a decrease in revenue recognition associated with the Sarepta and Sanofi collaboration and license agreements, and partially offset by an increase in revenue recognition associated with the Novartis and Madrigal collaboration and license agreements, as well as an increase in product revenue from REDEMPLO sales.

The following table summarizes the Company's revenue by source:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Product revenue, net	$6,603	$—	$—
Total product revenue, net	6,603	—	—
Collaboration and license revenue
Sarepta	316,886	696,803	—
Novartis	89,010	—	—
Sanofi	13,318	130,000	—
Madrigal	25,000	—	—
GSK	—	2,645	2,685
Takeda	—	—	866
Total collaboration and license revenue	444,214	829,448	3,551
Total Revenue	$450,817	$829,448	$3,551
After receiving regulatory approval for REDEMPLO in the United States in November 2025, the Company launched the product and began recognizing product revenue. During fiscal 2026, REDEMPLO was also approved in the European Union, Canada, Australia and China, as well as in the United Kingdom in October 2026, after the fiscal year-end. Rights to REDEMPLO in Greater China are held by Sanofi under a license from the Company. Majority of our product revenue for fiscal 2026 was generated in the United States.
The Company evaluates each collaboration and license agreement in accordance with FASB Topic 808–Collaborative Arrangements and Topic 606 –Revenue from Contracts with Customers. See Note 2 — Revenue Recognition of the Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
Sarepta: On November 25, 2024, the Company entered into the Sarepta Collaboration Agreement for the development and commercialization of multiple clinical and preclinical programs in rare, genetic diseases of the muscle, central nervous system, and lungs and a Stock Purchase Agreement with Sarepta. On December 16, 2025, the Company entered into the Sarepta Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities. During the year ended September 30, 2026 and 2025, the Company recorded $316.9 million and $696.8 million, respectively in revenue with Sarepta. The decrease of $379.9 million was primarily driven by the recognition in fiscal 2025 of revenue associated with the transfer of the initial licenses, partially offset by development milestones achieved and continued progress on research and development activities during fiscal 2026, as well as revenue recognized under the Clinical Supply Agreement entered into in December 2025.
Novartis: On August 29, 2025, the Company entered into the Novartis Collaboration Agreement with Novartis for the development and commercialization of multiple preclinical programs in rare, genetic diseases of the central nervous system. During the year ended September 30, 2026, the Company recorded $89.0 million in revenue under this agreement, consisting of $87.1 million related to the upfront payment and $1.9 million related to the reimbursement of research and development costs.
Visirna and Sanofi: On August 1, 2025, Visirna HK, a wholly owned subsidiary of Visirna Therapeutics, Inc., a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement with Sanofi, pursuant to which Visirna HK sold all of its assets and rights in REDEMPLO to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize REDEMPLO in Greater China pursuant to that certain License Agreement by and between the Company and Visirna entered into on April 25, 2022 (the “Visirna License Agreement”). During the years ended September 30, 2026 and 2025, the Company recorded $13.3 million and $130.0 million, respectively, of revenue with Visirna and Sanofi. The $116.7 million decrease was primarily driven by revenue recognized in fiscal 2025 associated with the upfront consideration and transfer of the initial license, partially offset by a development milestone payment and transition services performed by Visirna for Sanofi during fiscal 2026.
Madrigal: On May 4, 2026, the Company entered into the Madrigal Licensing Agreement with Madrigal. Under the terms of the agreement, Madrigal received an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program. During the year ended September 30, 2026, the Company recorded $25.0 million in revenue associated with this transaction.

Operating Expenses
The analysis below details the operating expenses and discusses the expenditures of the Company within the major expense categories.
Cost of Product Revenue
Cost of product revenue for the year ended September 30, 2026 was $1.8 million compared to $0 for the year ended September 30, 2025. Cost of product revenue consists primarily of third-party manufacturing, distribution, and overhead costs. Because a portion of the costs to manufacture the REDEMPLO sold to date was incurred prior to the FDA approval and expensed as research and development expenses, those costs are not fully reflected in the cost of product revenue for fiscal year 2026. We expect to use the remaining pre-commercialization inventory for product sales in the near term until depleted, after which our product gross margin is anticipated to decrease modestly.
Research and Development (R&D) Expenses
Research and development expenses consist of candidate costs, discovery costs, salaries, facilities-related costs, stock-based compensation, and depreciation and amortization. Candidate costs are costs incurred to advance certain drug candidates through preclinical and clinical development. They consist primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity and efficacy studies, and clinical trial expenses. Discovery costs are costs incurred for research activities to identify and evaluate potential new drug candidates before a certain candidate has been selected for development, and consist primarily of laboratory-related expenses. Salaries consist of compensation and related benefits for research and development personnel. Facilities-related costs consist primarily of costs associated with the Company’s research facilities in California and Wisconsin, where its internal research and development activities, primarily discovery operations, are conducted. Stock-based compensation and depreciation and amortization are non-cash expenses and are presented separately in the table below. The Company operates in a cross-functional manner across its programs and therefore does not separately track development costs nor allocate research and development expenses to individual programs (including individual drug candidates).
The following table provides details of research and development expenses for the periods indicated:

(in thousands)	Year Ended September 30, 2026	% of Expense Category	Year Ended September 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Candidate costs	$443,216	60%	$347,571	57%	$95,645	28%
Discovery costs	78,842	11%	66,788	11%	12,054	18%
Salaries	130,234	18%	109,085	18%	21,149	19%
Facilities related	31,068	4%	29,233	5%	1,835	6%
Total research and development expense, excluding non-cash expense	$683,360	93%	$552,677	91%	$130,683	24%
Stock compensation	31,242	4%	32,582	5%	(1,340)	(4)%
Depreciation and amortization	24,542	3%	21,900	4%	2,642	12%
Total research and development expense	$739,144	100%	$607,159	100%	$131,985	22%
Candidate costs increased $95.6 million, or 28%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily due to the additional progression of the Company’s pipeline of candidates into and through clinical trials, which resulted in higher manufacturing costs and outsourced clinical trial costs.
Discovery costs increased $12.1 million, or 18%, for the year ended September 30, 2026 compared to the same period of 2025. This increase was primarily driven by increased R&D discovery activity associated with ongoing discovery efforts and expansion into novel therapeutic areas and tissue types.
Salaries consist of salary, bonuses, payroll taxes, and related benefits for the Company’s R&D personnel. Salaries expense increased $21.1 million, or 19%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily due to an increase in headcount as the Company has expanded its pipeline of candidates and worked to prepare for the manufacture of commercial material at the Verona facility, as well as annual salary increases.
Facilities-related expense includes lease costs for the Company’s research and development facilities in San Diego, California and Madison, Wisconsin. These expenses increased $1.8 million, or 6%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily due to increased rental costs, repair and maintenance charges, and utilities to support manufacturing operations.

Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. Stock compensation expense decreased $1.3 million, or 4%, for the year ended September 30, 2026 compared to the same period of 2025. The decrease was primarily driven by stock options award expense incurred in the second fiscal quarter 2025 related to Visirna, our variable interest entity, that did not repeat in 2026.
Depreciation and amortization expense, a non-cash expense, relates to depreciation on buildings, lab equipment and leasehold improvements. Depreciation and amortization expense increased $2.6 million, or 12%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily attributable to the increase in manufacturing equipment placed in service following the completion of certification, qualification and validation to support manufacturing operations.
Selling, General and Administrative Expenses
The following table provides details of selling, general and administrative expenses for the periods indicated:

(in thousands)	Year Ended September 30, 2026	% of Expense Category	Year Ended September 30, 2025	% of Expense Category	Increase (Decrease)
					$	%
Salaries	$62,536	31%	$31,916	26%	$30,620	96%
Professional, outside services, and other	92,584	46%	53,589	42%	38,995	73%
Facilities related	8,115	4%	5,625	5%	2,490	44%
Total selling, general and administrative expense, excluding non-cash expense	$163,235	81%	$91,130	73%	$72,105	79%
Stock compensation	36,904	18%	30,785	25%	6,119	20%
Depreciation and amortization	1,906	1%	2,028	2%	(122)	(6)%
Total selling, general and administrative expenses	$202,045	100%	$123,943	100%	$78,102	63%
Salaries expense increased $30.6 million, or 96%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was driven by higher headcount required to support the Company's commercialization of REDEMPLO, as well as annual salary increases.
Professional, outside services, and other expenses include costs related to commercial activities, legal, consulting, patent filings, business insurance, other external services, as well as travel, communication, and technology expenses. These expenses increased $39.0 million, or 73%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was mainly due to commercialization expense associated with the Company's launch of REDEMPLO, including costs for marketing and commercial launch support.
Facilities related expense primarily includes rental costs and other facilities-related costs for the Company’s corporate headquarters in Pasadena, California. These expenses increased $2.5 million, or 44%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily driven by higher staff amenities expenses driven by higher headcount, as well as higher rental costs associated with the April 2026 amendment to the Pasadena corporate headquarters lease, which added office space.
Stock compensation expense, a non-cash expense, is primarily based on the valuation of restricted stock units granted to employees, which is based on the closing stock price on the grant date. These expenses increased $6.1 million, or 20%, for the year ended September 30, 2026 compared to the same period of 2025. The increase was primarily due to recognition of compensation expense related to performance-based restricted stock unit awards following the achievement of a pre-specified performance milestone, as well as new grants issued to new employees.
Depreciation and amortization expense, a noncash expense, was primarily related to amortization of leasehold improvements for the Company’s corporate headquarters.
Acquired Priority Review Voucher (“PRV”) Expenses
On July 31, 2026, the Company entered into an asset purchase agreement pursuant to which the Company agreed to purchase a rare pediatric disease priority review voucher (“PRV”) issued by the U.S. Food and Drug Administration (the “FDA”) for aggregate consideration of $215.0 million upon closing. A PRV entitles its holder to priority review of a single new drug application or biologics license application, which is designed to shorten the FDA's target review period, and may be sold or transferred to another party. The transaction closed on September 14, 2026, and the Company funded the purchase price from existing cash, cash equivalents and investments.
Prior to the closing of the acquisition, the Company notified the FDA of its intent to use the PRV in connection with its Supplemental New Drug Application (“sNDA”) for plozasiran to seek approval for the treatment of patients with severe hypertriglyceridemia. As the PRV was intended to fast-track the Company’s own drug candidate, in accordance with ASC 730, Research and Development, the $215.0 million purchase price was expensed at closing and presented as a separate line item within operating expenses in the consolidated statements of operations and comprehensive (loss) income during the year ended September 30, 2026.
On October 7, 2026, subsequent to the end of the fiscal year, the Company announced that the FDA has granted plozasiran entry into its Split Real Time Application Review (“STAR”) pilot program in connection with the Company’s planned sNDA for sHTG. Supplemental applications accepted into the STAR program qualify for a six-month priority review, so a PRV is not needed for that application. The Company therefore withdrew its notice of intent to use the PRV for the plozasiran sNDA. This subsequent development does not affect the amount previously expensed. The Company continues to hold the PRV and may use it for a future application or sell it to a third party.
Other Income (Expense)
Other income (expense), net consists primarily of interest income, interest expense, losses on the Company’s equity method investment in Bisirna, and the gain on Visirna’s sale of IPR&D assets. Other income (expense), net improved by $30.1 million for the year ended September 30, 2026 compared to the same period of 2025. The improvement was primarily due to interest income earned on the Company's available-for-sale securities and gain on Visirna's sale of IPR&D assets, partially offset by non-cash interest on liability related to the sale of future royalties and loss on equity method investment.
Net (Loss) Income
Net loss attributable to Arrowhead Pharmaceuticals, Inc. was $724.2 million for the year ended September 30, 2026 compared to a net loss attributable to Arrowhead Pharmaceuticals, Inc. of $1.6 million for the year ended September 30, 2025. Diluted net loss per share was $5.11 for the year ended September 30, 2026 compared to diluted net loss per share of $0.01 for the year ended September 30, 2025. The increase in net loss attributable to Arrowhead Pharmaceuticals, Inc. for the year ended September 30, 2026 compared to the same period of 2025 was primarily due to expense related to the acquired priority review voucher, lower collaboration and license revenue, higher selling, general and administrative expenses primarily associated with commercialization activities, and higher research and development expenses driven by the expansion of the Company’s pipeline and the progression of programs through clinical trials. These increases were partially offset by lower total other expense, and lower income tax expense.
Income Tax (Benefit) Expense
Income tax benefit was $6.8 million for the year ended September 30, 2026, compared to an income tax expense of $21.4 million for the same period in 2025. The fiscal 2026 income tax benefit was primarily due to the favorable resolution of prior year tax estimates, which were finalized upon filing of the fiscal 2025 tax return. The fiscal 2025 income tax expense was primarily due to taxable income generated from the Sarepta Collaboration Agreement and Visirna’s sale of its assets and rights in investigational plozasiran to Sanofi.
Non-controlling Interest
Net income attributable to non-controlling interest was $7.1 million for the year ended September 30, 2026, compared to $31.7 million for the same period of 2025. The decrease of $24.7 million was primarily due to lower net income at Visirna, which recognized revenue of $31.6 million and net income of $14.5 million in fiscal 2026, compared to revenue of $130.0 million and net income of $94.1 million in fiscal 2025. Visirna’s fiscal 2025 results included $130.0 million of revenue from the upfront payment received from Sanofi upon closing of the Asset Purchase Agreement.
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2025 for a discussion of changes in its results of operations from the year ended September 30, 2025 to the year ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of financing have been through the sale of its equity securities, credit facility, cash receipts from its licensing and collaboration agreements, and the sale of certain future royalties and issuance of convertible debt. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand and matures into later stage clinical trials, including commercialization efforts. For further information on the Company’s capital needs, see the section titled “Risks Related to Our Financial Condition” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company’s cash, cash equivalents and restricted cash was $62.7 million as of September 30, 2026 compared to $226.5 million as of September 30, 2025. Cash invested in available-for-sale securities was $1,130.2 million as of September 30, 2026 compared to $692.8 million as of September 30, 2025.
The following presents the significant transactions affecting the Company’s liquidity during the periods presented, including payments received under its collaboration and license agreements, proceeds from equity offerings and the issuance of convertible notes, and dividends paid by Visirna, a consolidated variable interest entity.
On November 25, 2024, the Company entered into a licensing and collaboration agreement with Sarepta. Upon closing, the Company received $325.0 million for the purchase of 11,926,301 shares of common stock, at a price per share of $27.25, and received $500.0 million as an upfront payment on February 14, 2025. During the fourth quarter of fiscal 2025, a $100.0 million milestone payment from Sarepta was triggered, when the Company reached the first of two prespecified enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 clinical study of ARO-DM1, an investigational RNAi therapeutic for the treatment of type 1 myotonic dystrophy (DM1). The Company received $53.2 million of Arrowhead common stock and $50.0 million cash from Sarepta to satisfy the milestone payment. During the second quarter of fiscal 2026, the Company received $200.0 million of the second DM1 milestone payment and a $50.0 million payment for the first installment of the annual fee. The Company is eligible to receive the second installment of the annual fee of up to $50.0 million over the 12 months from September 30, 2026.
On August 29, 2025, the Company entered into a licensing and collaboration agreement with Novartis. Upon closing in October 2025, the Company received $200.0 million as an upfront payment.
On December 10, 2025, the Company entered into the Amended and Restated Open Market Sale Agreement with Jefferies LLC, acting as sales agent and/or principal, which amended and restated the Company’s prior open market sale agreement in its entirety. Pursuant to the Amended and Restated Open Market Sale Agreement, the Company may, from time to time, sell shares of the Company’s common stock through Jefferies LLC in an at-the-market offering, up to the maximum program amount permitted under the Company’s effective shelf registration statement. As of September 30, 2026, the Company had sold approximately 1,056,000 shares of common stock under the Amended and Restated Sale Agreement, generating gross proceeds of $76.1 million and net proceeds of $74.1 million, after deducting commissions and offering costs.
On January 7, 2026, the Company entered into an underwriting agreement with Jefferies and J.P. Morgan for the 2026 Offering of: (i) 2,015,505 shares of common stock with $0.001 par value per share, at a public offering price of $64.50 per share, and (ii) pre‑funded warrants to purchase 1,550,387 shares of common stock, at a public offering price of $64.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The 2026 Offering closed on January 9, 2026, generating gross proceeds of $230.0 million and net proceeds of $216.6 million after deducting the underwriting discounts and commissions and other offering expenses.
On January 7, 2026, the Company issued $700.0 million aggregate principal amount of 0.00% Notes due January 15, 2032. This transaction closed on January 12, 2026, generating gross proceeds of $700.0 million and net proceeds of $681.3 million.
During the first quarter of fiscal 2026, Visirna declared a cash dividend of $100.0 million to its shareholders. In fiscal 2026, Visirna paid cash dividends totaling $96.9 million, consisting of $56.4 million paid to the Company and $40.5 million paid to the Company’s noncontrolling shareholders.
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

The following table presents a summary of cash flows:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Cash Flow from:
Operating activities	$(271,949)	$179,552	$(462,851)
Investing activities	(670,480)	(129,294)	(420,072)
Financing activities	776,816	74,006	870,520
Net increase (decrease) in cash, cash equivalents and restricted cash	$(165,613)	$124,264	$(12,403)

Cash, cash equivalents and restricted cash at end of period	$62,735	$226,548	$102,685
During the year ended September 30, 2026, cash flow used in operating activities was $271.9 million, which was primarily due to an increase in ongoing expenses related to the Company’s research and development programs and selling, general and administrative expenses, partially offset by $200.0 million of cash received as part of the Novartis agreement, $200.0 million of the second DM1 milestone payment, $50.0 million payment for the first installment of the annual fee received as part of the Sarepta agreement, and $25.0 million of cash received as part of the Madrigal agreement. Cash used in investing activities amounted to $670.5 million, which was primarily attributable to purchases of available-for-sale securities of $1,138.7 million, purchase of the priority review voucher of $215.0 million and capital expenditures of $12.0 million, partially offset by proceeds from maturities of available-for-sale securities of $368.5 million and sales of available-for-sale securities of $326.8 million. Cash provided by financing activities of $776.8 million was primarily due to $681.3 million net proceeds from the issuance of convertible notes, $116.6 million in net proceeds from a follow-on common stock offering, $100.0 million proceeds from issuance of pre-funded warrants, $74.1 million in net proceeds from the issuance of common stock under the Company's at-the-market equity offering program, and $14.7 million proceeds from the exercise of stock options, partially offset by partial repayment of the credit facility (inclusive of MOIC Payments) of $118.0 million, purchase of the Capped Calls of $47.9 million, and dividends paid to noncontrolling shareholders of $40.5 million (See Note 6 — Stockholders’ Equity of Notes to Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”).
During the year ended September 30, 2025, cash flow provided by operating activities was $179.6 million, which was primarily due to $500.0 million upfront payment and $50.0 million milestone payment received as part of the Sarepta agreement, partially offset by the ongoing expenses related to the Company’s research and development programs and selling, general and administrative expenses. Cash used in investing activities amounted to $129.3 million, primarily attributable to purchases of available-for-sale securities of $796.3 million and capital expenditures of $22.7 million, partially offset by proceeds from sales and maturities of available-for-sale securities of $689.6 million. Cash provided by financing activities of $74.0 million was related to cash received from the issuance of common stock in the Sarepta agreement, sales of pre-funded warrants, and exercises of stock options, partially offset by $201.6 million repayments of the Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended September 30, 2025 for a discussion of cash flows from the year ended September 30, 2024.
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
Revenue Recognition for licensing and collaboration agreements—The Company has adopted Financial Accounting Standards Board (“FASB”) Topic 606 – Revenue from Contracts with Customers. This standard is applicable to the

Company's licensing and collaboration agreements. This is discussed further in Note 2, Revenue Recognition of the Notes to the Company’s Consolidated Financial Statements in Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
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
The Company's collaboration and license agreements may include promises such as licenses to intellectual property, research and development services, participation on joint steering committees, manufacturing or supply of clinical material, and rights to future technology or know-how. Determining whether a license is distinct from the other promises in an arrangement requires significant judgment, including an assessment of whether the customer can benefit from the license without the Company's research and development services and whether those services significantly modify or customize the licensed intellectual property. Options to acquire additional goods or services are evaluated to determine whether they represent a material right and, therefore, a separate performance obligation.
The transaction price typically includes upfront payments and variable consideration in the form of milestone payments and royalties. Milestones are generally categorized into three types: development milestones, generally based on the initiation of toxicity studies or clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as an NDA in the United States; and sales-based milestones, generally based on meeting specified sales thresholds in certain geographic areas. The Company estimates the consideration associated with each development and regulatory milestone using the most likely amount method and includes that amount in the transaction price only to the extent it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur. Sales-based milestones and royalties are subject to the sales-based royalty exception and are recognized at the later of when the subsequent sale occurs or when the related performance obligation has been satisfied (or partially satisfied). The Company re-evaluates the transaction price assessment at the end of each reporting period and, if necessary, adjusts its estimate of the transaction price. Such adjustments are recorded on a cumulative catch-up basis and affect revenue and net income in the Company's consolidated statements of operations and comprehensive (loss) income.
The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised good or service separately to a customer. When observable standalone transactions are not available, the Company estimates the standalone selling price of each performance obligation. Estimates for license performance obligations are generally developed using a discounted cash flow model and include forecasted revenues and costs over the estimated commercial life of the product candidate, the estimated timing of key development and regulatory events (including clinical trial initiation and completion, regulatory submission, and potential approval and commercial launch), the probability of technical and regulatory success at each stage, and a risk-adjusted discount rate. Estimates for research and development and other service-related performance obligations generally include the expected costs of satisfying the performance obligation at market rates.
The timing of revenue recognition depends on the nature of each performance obligation. A distinct license is typically satisfied at a point in time, upon delivery of the license and the resulting ability of the customer to use and benefit from it. A combined performance obligation that includes research and development services is typically satisfied over time. For performance obligations satisfied over time, the Company measures progress using an input method, typically based on costs incurred relative to total estimated costs to satisfy the performance obligation. The Company reassesses the measure of progress each reporting period, with any change accounted for as a change in estimate on a cumulative catch-up basis. Significant management judgment is required in determining the level of effort or cost required to satisfy the performance obligations under an arrangement, including the identification of costs that depict progress toward satisfaction. Consideration received, or unconditionally due, in advance of the satisfaction of a performance obligation is recorded as contract liability, presented as deferred revenue, and is recognized as revenue as that performance obligation is satisfied. A contract asset is recorded when the Company satisfies a performance obligation before the right to the related consideration becomes unconditional. When the right to consideration becomes unconditional, the amount is reclassified to accounts receivable.
Collaborative Arrangements— The Company assesses whether its collaborative arrangements involve joint operating activities performed by parties that are both active participants and exposed to significant risks and rewards, and therefore fall within the scope of FASB Topic 808—Collaborative Arrangements. For arrangements within the scope of ASC 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity.

Payments and reimbursements arising from a collaborative relationship rather than a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or selling, general and administrative expense, as appropriate.
Clinical Accruals—The Company accrues liabilities for products received or services incurred, particularly for ongoing clinical trials, where service providers have not yet billed or where billing terms do not align with the timing of the work performed as of the period-end. These costs mainly include fees paid to third-party clinical management or clinical research organization (CRO), laboratory analysis, investigator fees, as well as pass-through costs incurred by CROs on the Company's behalf. Accrual estimates may be based on vendor communications to obtain pending invoices and/or estimates for services performed during the period. In some cases, these estimates require significant judgment, drawing on an understanding of research and development programs, services provided during the period, prior experience, and, where applicable, the expected duration of third-party contracts. Actual costs upon settlement may differ significantly from the accrued amounts in the Company’s consolidated financial statements, though historical estimates have not differed materially from actual costs.
Liability Related to the Sale of Future Royalties—Based on its evaluation of the agreement terms, the Company classifies the liability related to the sale of future royalties as debt financing. The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.
Contractual Obligations
Based on the Company’s current operating plan, it believes that cash, cash equivalents and short-term available-for-sale securities as of September 30, 2026 will be sufficient to satisfy its near-term capital and operating needs. Recent and expected working and other capital requirements include the items described below.
•Amounts related to future lease payments for operating lease obligations at September 30, 2026 totaled $188.8 million, with $6.1 million expected to be paid within the next 12 months. See Note 9 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•A secured term loan facility of $500.0 million, which includes $400.0 million funded on the closing date with an additional $100.0 million at the Company’s option during the seven-year term of the agreement. The Company expects to make $40.0 million of prepayments on the facility within the next 12 months in addition to the $118.0 million prepayment made in fiscal 2026. See Note 15 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•In January 2026, the Company issued $700.0 million aggregate principal amount of 0.00% Convertible Notes due January 15, 2032. The convertible notes do not bear regular interest, and the full principal amount will be due at maturity unless the convertible notes are earlier converted, redeemed, or repurchased. Upon conversion, the Company may elect to settle the convertible notes in cash, shares of its common stock, or a combination thereof. Holders may require the Company to repurchase the convertible notes for cash upon the occurrence of a fundamental change. As of September 30, 2026, none of the conditions permitting holders to convert the convertible notes had been met. See Note 16 of Notes to the Company’s Consolidated Financial Statements of Part IV, “Item 15. Exhibits and Financial Statement Schedules.”
•Commitments related to the Company’s clinical, manufacturing and business operations related agreements totaled $803.4 million as of September 30, 2026. Certain of these agreements may be cancelled by the Company, generally subject to payment for services performed or costs incurred through the date of cancellation.

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
The Company’s investment criteria are governed by its Investment Policy. The Company primarily invests its excess cash in securities of reputable financial institutions, corporations, and US government agencies with strong credit ratings. As of September 30, 2026, the Company's investment portfolio had a fair value of $1,130.2 million, consisting of U.S. government and agency securities, commercial notes, corporate debt securities and money market instruments with a weighted-average maturity of approximately 14.9 months. Due to the relatively short-term nature of the available-for-sale securities that the Company holds, a hypothetical 100 basis point increase in interest rates as of September 30, 2026 would have resulted in a decrease in the fair value of the Company's available-for-sale securities portfolio of approximately $13.9 million. This analysis was based on a portfolio interest rate sensitivity analysis to measure the potential loss in fair value resulting from a hypothetical parallel shift in interest rates. The Company does not believe that a change of this magnitude during any of the periods presented would have had a material impact on the Company’s available-for-sale securities portfolio as of September 30, 2026.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that controls may become inadequate because either conditions change or the degree of compliance with policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2026.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this 2026 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026, which is included herein.
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
ITEM 9B.OTHER INFORMATION
(a) Change in Fiscal Year End
On November 9, 2026, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective as of January 1, 2027. As a result of this change, the Company expects to file a transition report on Form 10-Q covering the three-month transition period from October 1, 2026 through December 31, 2026.
(b) Trading Plans
During the fiscal quarter ended September 30, 2026, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c):
•On August 11, 2026, James Hamilton, our Chief Medical Officer, Head of R&D, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell the total number of shares of our common stock sufficient to cover costs and fees and to satisfy applicable withholding taxes in connection with the vesting of 77,500 restricted stock units through January 21, 2028, subject to certain conditions.

•On August 12, 2026, James Hamilton, our Chief Medical Officer, Head of R&D, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 22,458 shares of our common stock through December 31, 2027, subject to certain conditions.

•On September 8, 2026, Michael Perry, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 3,206 shares of our common stock through December 24, 2026, subject to certain conditions.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this Item is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3) to Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
The information called for by this Item is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3) to Form 10-K.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3) to Form 10-K.
ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by this Item is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3) to Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this Item is expected to be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report in accordance with General Instruction G(3) to Form 10-K.
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
(3)Exhibits.
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K as Exhibit 3.3	April 6, 2016

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Arrowhead Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q, as Exhibit 3.2	May 2, 2023

3.3	Second Amended and Restated Bylaws	Quarterly Report on Form 10-Q, as Exhibit 3.3	February 5, 2026

4.1	Form of Common Stock Certificate of Arrowhead Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 6, 2016

4.2	Form of Indenture	Registration Statement on Form S-3, as Exhibit 4.2	December 11, 2025

4.3	Rights Agreement dated as of March 21, 2017, between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2017

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K, as Exhibit 4.4	November 25, 2019

4.5	Registration Rights Agreement by and between Arrowhead Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 7, 2019

4.6	Form of Registration Rights Agreement by and between Company and Avoro Life Sciences Fund LLC	Annual Report on Form 10-K, as Exhibit 4.7	November 26, 2024

4.7	Form of Pre-Funded Warrant for Avoro Life Sciences Fund LLC	Annual Report on Form 10-K, as Exhibit 4.8	November 26, 2024
4.8	Form of Pre-Funded Warrant	Current Report on Form 8-K, as Exhibit 4.1	January 9, 2026

4.9	Indenture, dated as of January 12, 2026, between Arrowhead Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K, as Exhibit 4.1	January 12, 2026

4.10	First Supplemental Indenture, dated as of January 12, 2026, between Arrowhead Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as Trustee	Current Report on Form 8-K, as Exhibit 4.2	January 12, 2026

4.11	Form of certificate representing the 0.00% Convertible Senior Notes due 2032	Current Report on Form 8-K, as Exhibit 4.3	January 12, 2026

10.1**	Arrowhead Research Corporation 2013 Incentive Plan	Schedule 14C, as Annex A	December 20, 2013

10.2**	Form of Stock Option Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 12, 2014

10.3**	Form of Restricted Stock Unit Agreement for use with the 2013 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 12, 2014

10.4**	Arrowhead Pharmaceuticals, Inc. Amended and Restated 2021 Incentive Plan	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 4, 2026

10.5**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.1	December 22, 2021

10.6**	Form of RSU Agreement for Officers and Certain Other Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.1	February 28, 2024

10.7**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan - Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.2	December 22, 2021

10.8**	Form of RSU Agreement for Employees (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Registration Statement on Form S-8, as Exhibit 99.2	February 28, 2024

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.9**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan- Inducement Award)	Registration Statement on Form S-8, as Exhibit 99.3	December 22, 2021

10.10**	Form of Stock Option Grant (Arrowhead Pharmaceuticals, Inc. 2021 Incentive Plan)	Annual Report on Form 10-K, as Exhibit 10.11	November 29, 2023

10.11**	Executive Incentive Plan, adopted December 12, 2006	Annual Report on Form 10-K, as Exhibit 10.11	December 14, 2006

10.12**	Arrowhead Pharmaceuticals, Inc. Amended and Restated Inducement Plan	Quarterly Report on Form 10-Q, as Exhibit 10.2	August 4, 2026

10.13**	Employment Agreement between Arrowhead and Dr. Christopher Anzalone, dated June 11, 2008	Current Report on Form 8-K, as Exhibit 10.1	June 13, 2008

10.14**	Amendment to Employment Agreement between Arrowhead and Dr. Christopher Anzalone, effective May 12, 2009	Annual Report on Form 10-K, as Exhibit 10.8	December 22, 2009

10.15†	Collaboration Agreement by and among Alnylam Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated October 29, 2009	Annual Report on Form 10-K, as Exhibit 10.36	December 20, 2011

10.16†	Non-Exclusive License Agreement between Arrowhead Research Corporation and Roche entities, dated October 21, 2011	Annual Report on Form 10-K, as Exhibit 10.33	December 20, 2011

10.17†	License Agreement by and between Alnylam Pharmaceuticals, Inc., Arrowhead Research Corporation and Arrowhead Madison, Inc.	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.18†	Second Collaboration and Licensing Agreement between Arrowhead Pharmaceuticals, Inc. and Amgen Inc., dated September 28, 2016	Annual Report on Form 10-K, as Exhibit 10.19	December 14, 2016

10.19	Common Stock Purchase Agreement between the Company and Amgen Inc., dated September 28, 2016	Amendment No. 1 to the Registration Statement on Form S-3, as Exhibit 10.1	November 25, 2016

10.20†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 7, 2019

10.21†	Amendment No. 1 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated December 18, 2018	Annual Report on Form 10-K, as Exhibit 10.19	November 25, 2019

10.22†	Amendment No. 2 to License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc., dated February 4, 2019	Annual Report on Form 10-K, as Exhibit 10.20	November 25, 2019

10.23†	Amended and Restated License Agreement by and between Arrowhead Pharmaceuticals, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited, dated December 11, 2023	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 8, 2024

10.24	Stock Purchase Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and Arrowhead Pharmaceuticals, Inc., dated October 3, 2018	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 7, 2019

10.25†	Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc., dated October 7, 2020†	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 4, 2021

10.26	First Amendment to Exclusive License and Co-Funding Agreement by and between Arrowhead Pharmaceuticals, Inc. and Takeda Pharmaceuticals U.S.A., Inc. dated March 15, 2022	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 10, 2022

10.27†	License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Madrigal Pharmaceuticals, Inc., dated May 4, 2026	Quarterly Report on Form 10-Q, as Exhibit 10.3	August 4, 2026

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.28	Collaboration and License Agreement by and between Arrowhead Pharmaceuticals, Inc. and Glaxosmithkline Intellectual Property, dated November 22, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 2, 2022

10.29	Royalty Purchase Agreement, dated as of November 9, 2022, by and between Arrowhead Pharmaceuticals, Inc. and Royalty Pharma Investments 2019 ICAV	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 6, 2023

10.30	Lease Agreement between University Research Park, Incorporated and Arrowhead Madison, Inc., dated January 8, 2016	Quarterly Report on Form 10-Q, as Exhibit 10.1	February 9. 2016

10.31	Amendment No. 1 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated October 22, 2018	Annual Report on Form 10-K, as Exhibit 10.23	November 23, 2020

10.32	Amendment No. 2 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 10, 2019	Annual Report on Form 10-K, as Exhibit 10.24	November 23, 2020

10.33	Amendment No. 3 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated January 11, 2019	Annual Report on Form 10-K, as Exhibit 10.25	November 23, 2020

10.34	Amendment No. 4 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated September 19, 2019	Annual Report on Form 10-K, as Exhibit 10.26	November 23, 2020

10.35	Amendment No. 5 to Lease Agreement between Arrowhead Madison, Inc. and University Research Park, Incorporated, dated May 14, 2020	Annual Report on Form 10-K, as Exhibit 10.27	November 23, 2020

10.36	Amendment No. 6 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated November 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 4, 2021

10.37	Amendment No. 7 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated December 9, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 4, 2021

10.38*	Amendment No. 8 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated August 26, 2022

10.39*	Amendment No. 9 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated April 3, 2023

10.40*	Amendment No. 10 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 28, 2023

10.41*	Amendment No. 11 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated September 13, 2024
10.42	Amendment No. 12 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated June 11, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.6	August 7, 2025
10.43*	Amendment No. 13 to Lease Agreement by and between Arrowhead Madison, Inc. and University Research Park, dated August 10, 2026
10.44	Office Lease by and between 177 Colorado Owner LLC and Arrowhead Pharmaceuticals, Inc., dated April 17, 2019	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 5, 2019

10.45	First Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated October 23, 2020	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 4, 2021

10.46*	Second Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated April 12, 2023
10.47	Third Amendment to Office Lease by and between Arrowhead Pharmaceuticals, Inc. and 177 Colorado Owner LLC., dated April 27, 2026	Quarterly Report on Form 10-Q, as Exhibit 10.4	August 4, 2026

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.48	Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated November 19, 2021	Quarterly Report on Form 10-Q, as Exhibit 10.2	February 2, 2022

10.49	First Amendment to Lease Agreement by and between Arrowhead Pharmaceuticals, Inc. and ARE-SD Region No. 72, LLC, dated September 26, 2023	Annual Report on Form 10-K, as Exhibit 10.39	November 29, 2023

10.50	Amended and Restated Open Market Sale Agreement, dated as of December 10, 2025, by and between Arrowhead Pharmaceuticals, Inc. and Jefferies LLC	Registration Statement on Form S-3, as Exhibit 1.2	December 11, 2025
10.51†	Financing Agreement by and between Company and Sixth Street Lending Partners, dated August 7, 2024	Annual Report on Form 10-K, as Exhibit 10.47	November 26, 2024

10.52†	First Amendment to Financing Agreement by and between Company and Sixth Street Lending Partners, dated November 26, 2024	Quarterly Report on Form 10-Q, as Exhibit 10.4	February 10, 2025
10.53†	Amendment No. 2 to Financing Agreement between Arrowhead Pharmaceuticals, Inc. and Sixth Street Lending Partners dated August 13, 2025	Quarterly Report on Form 10-Q, as Exhibit 4.1	February 5, 2026
10.54†	Exclusive License and Collaboration Agreement by and between the Company and Sarepta Therapeutics, Inc., dated November 25, 2024	Quarterly Report on Form 10-Q, as Exhibit 10.3	February 10, 2025
10.55†	Exclusive License and Collaboration Agreement by and between Arrowhead Pharmaceuticals, Inc. and Novartis Pharma AG, dated August 29, 2025	Annual Report on Form 10-K, as Exhibit 10.52	November 25, 2025
10.56*†	Commercial Manufacturing and Supply Agreement by and between Arrowhead Pharmaceuticals, Inc. and Agilent Technologies, Inc.
10.57*†	Amendment No. 1 to the Commercial Manufacturing and Supply Agreement by and between Arrowhead Pharmaceuticals, Inc. and Agilent Technologies, Inc.
10.58	Form of Confirmation for Capped Call Transactions	Current Report on Form 8-K, as Exhibit 10.1	January 12, 2026
10.59	Severance and Change of Control Agreement by and between Company and Christopher Anzalone, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 12, 2025
10.60	Severance and Change of Control Agreement by and between Company and Daniel Apel, dated May 8, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.2	May 12, 2025
10.61	Severance and Change of Control Agreement by and between Company and Patrick O'Brien, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.3	May 12, 2025
10.62	Severance and Change of Control Agreement by and between Company and James Hamilton, dated May 8, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.4	May 12, 2025
10.63	CFO Retirement Letter by and between Company and Ken Myszkowski, dated May 9, 2025	Quarterly Report on Form 10-Q, as Exhibit 10.5	May 12, 2025
10.64*†	Asset Purchase Agreement by and among Arrowhead Pharmaceuticals, Inc. and [***]

19.1	Arrowhead Pharmaceuticals, Inc. Insider Trading Policy	Annual Report on Form 10-K, as Exhibit 19.1	November 26, 2024

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Arrowhead Pharmaceuticals, Inc. Compensation Recoupment (Clawback) Policy, dated November 20, 2023	Annual Report on Form 10-K, as Exhibit 97	November 29, 2023

101.INS*	Inline XBRL Taxonomy Extension Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
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
Dated: November 12, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Anzalone	Chief Executive Officer, President and Director, Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2026
Christopher Anzalone

/s/ Daniel Apel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2026
Daniel Apel

/s/ Matt Cohen	Director	November 12, 2026
Matt Cohen

/s/ Mauro Ferrari	Director	November 12, 2026
Mauro Ferrari

/s/ Hongbo Lu	Director	November 12, 2026
Hongbo Lu

/s/ Adeoye Olukotun	Director	November 12, 2026
Adeoye Olukotun

/s/ Michael S. Perry	Director	November 12, 2026
Michael S. Perry

/s/ Victoria Vakiener	Director	November 12, 2026
Victoria Vakiener

/s/ William Waddill	Director	November 12, 2026
William Waddill

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Arrowhead Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arrowhead Pharmaceuticals, Inc. and subsidiaries (the Company) as of September 30, 2026 and 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over valuation of future royalty sales liability
As discussed in Note 14 to the consolidated financial statements, the Company records the obligations under the Royalty Pharma Agreement with Royalty Pharma Investments (RPI) at carrying value using the effective interest method. The Company amortizes the sale of future royalties utilizing the prospective method to estimate future royalties to be paid by the Company to RPI over the life of the arrangement. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments differ from the Company’s initial estimates, the Company will prospectively adjust the amortization of the royalty obligation and the effective interest rate. The estimate of the carrying value of the liability related to the sale of future royalties is derived from the estimate of future sales of olpasiran and the probability of success assumption. The estimate of future sales of olpasiran is based on key assumptions such as patient population, market penetration, olpasiran sales price, and the comparable guideline drug. The liability related to the sale of future royalties was $400,378 thousand as of September 30, 2026.
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

/s/KPMG LLP
We have served as the Company’s auditor since 2024.

San Diego, California
November 12, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Arrowhead Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Arrowhead Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2026 and 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated November 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/KPMG LLP
San Diego, California
November 12, 2026

Arrowhead Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,
	2026	2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$29,278	$88,706
Cash at variable interest entity	33,457	137,842
Accounts receivable	9,933	6,824
Available-for-sale securities, at fair value	1,130,248	692,818
Inventory	9,075	—
Prepaid expenses	31,576	10,933
Other current assets	45,651	13,516
Total current assets	1,289,218	950,639
Property, plant and equipment, net	371,311	382,515
Intangible assets, net	5,161	6,861
Right-of-use assets	58,341	43,891
Other assets	14,226	1,389
Total Assets	$1,738,257	$1,385,295

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,149	$17,674
Accrued expenses	104,021	90,419
Accrued payroll and benefits	33,016	26,895
Lease liabilities	5,499	7,289
Deferred revenue	91,648	2,399
Credit facility	40,000	40,000
Other liabilities	7,007	10,811
Total current liabilities	311,340	195,487
Long-term liabilities:
Lease liabilities, net of current portion	115,814	104,112
Deferred revenue, net of current portion	21,337	—
Liability related to the sale of future royalties	400,378	367,397
Credit facility, net of current portion	155,400	214,883
Convertible notes, net	683,484	—
Total long-term liabilities	1,376,413	686,392
Commitments and contingencies (Note 7)
Noncontrolling interest and stockholders' equity:
Common stock, $0.001 par value: Authorized 290,000 shares; 143,951 shares issued and 141,290 shares outstanding at September 30, 2026, and 138,363 shares issued and 135,702 outstanding at September 30, 2025	237	231
Additional paid-in capital	2,462,278	2,139,725
Accumulated other comprehensive (loss) income	(7,649)	6,443
Accumulated deficit	(2,351,360)	(1,627,154)
Treasury stock; at cost; 2,661 shares of common stock at September 30, 2026 and 2025	(53,193)	(53,193)
Stockholders' equity	50,313	466,052
Noncontrolling interest	191	37,364
Total noncontrolling interest and stockholders' equity	50,504	503,416
Total Liabilities, Noncontrolling Interest and Stockholders' Equity	$1,738,257	$1,385,295

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year Ended September 30,
	2026	2025	2024
Revenue:
Product revenue, net	6,603	—	—
Collaboration and license revenue	444,214	829,448	3,551
Total revenue	$450,817	$829,448	$3,551
Operating expenses:
Cost of product revenue	1,799	—	—
Research and development	739,144	607,159	505,870
Selling, general and administrative	202,045	123,943	98,761
Acquired Priority Review Voucher	215,000	—	—
Total operating expenses	1,157,988	731,102	604,631
Operating (loss) income	(707,171)	98,346	(601,080)

Other income (expense):
Interest income	57,864	37,289	22,720
Interest expense	(93,708)	(89,361)	(32,352)
Loss on equity method investment	(3,881)	—	—
Gain on Visirna's sale of IPR&D assets	19,000	—	—
Other, net	3,981	5,259	(1,748)
Total other expense	(16,744)	(46,813)	(11,380)

(Loss) income before income tax (benefit) expense and noncontrolling interest	(723,915)	51,533	(612,460)
Income tax (benefit) expense	(6,781)	21,419	(2,767)
Net (loss) income including noncontrolling interest	$(717,134)	$30,114	$(609,693)
Net income (loss) attributable to noncontrolling interest, net of tax	7,072	31,745	(10,200)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(724,206)	$(1,631)	$(599,493)

Net loss per share attributable to Arrowhead Pharmaceuticals, Inc.:
Basic	$(5.11)	$(0.01)	$(5.00)
Diluted	$(5.11)	$(0.01)	$(5.00)
Weighted-average shares used in calculating
Basic	141,631	133,758	119,784
Diluted	141,631	133,758	119,784

Comprehensive (loss) income:
Net (loss) income including noncontrolling interest	(717,134)	30,114	(609,693)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(15,142)	2,125	3,775
Foreign currency translation adjustments	1,834	(432)	4,197
Total other comprehensive (loss) income	(13,308)	1,693	7,972
Comprehensive (loss) income	(730,442)	31,807	(601,721)
Comprehensive income (loss) attributed to noncontrolling interest	7,843	31,745	(10,200)
Comprehensive (loss) income attributable to Arrowhead Pharmaceuticals, Inc.	$(738,285)	$62	$(591,521)

The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2023	107,312	$200	$1,300,395	$(3,222)	$(1,026,030)	—	$—	$15,819	$287,162
Stock-based compensation	—	—	73,968	—	—	—	—	—	73,968
Exercise of stock options	226	—	2,389	—	—	—	—	—	2,389
Common stock - restricted stock units vesting	1,048	1	(1)	—	—	—	—	—	—
Common stock issued, net of offering costs	15,790	16	429,249	—	—	—	—	—	429,265
Foreign currency translation adjustments	—	—	—	4,197	—	—	—	—	4,197
Unrealized (losses) gains on available-for-sale securities, net	—	—	—	3,775	—	—	—	—	3,775
Net loss	—	—	—	—	(599,493)	—	—	(10,200)	(609,693)
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2024	124,376	$217	$1,806,000	$4,750	$(1,625,523)	—	$—	$5,619	$191,063
Stock-based compensation	—	—	63,366	—	—	—	—	—	63,366
Exercise of stock options	535	—	3,983	—	—	—	—	—	3,983
Common stock - restricted stock units vesting	1,526	2	—	—	—	—	—	—	2
Common stock issued	11,926	12	241,376	—	—	—	—	—	241,388
Common stock - repurchase	—	—	—	—	—	(2,661)	(53,193)	—	(53,193)
Issuance of pre-funded warrants	—	—	25,000	—	—	—	—	—	25,000
Unrealized (losses) gains on available-for-sale securities, net	—	—	—	2,125	—	—	—	—	2,125
Foreign currency translation adjustments	—	—	—	(432)	—	—	—	—	(432)
Net (loss) income	—	—	—	—	(1,631)	—	—	31,745	30,114
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416

	Common Stock	Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock in Treasury	Treasury Amount ($)	Non- controlling Interest	Totals
Balance at September 30, 2025	138,363	$231	$2,139,725	$6,443	$(1,627,154)	(2,661)	$(53,193)	$37,364	$503,416
Stock-based compensation	—	—	68,146	—	—	—	—	—	68,146
Exercise of stock options	642	—	14,733	—	—	—	—	—	14,733
Common stock - restricted stock units vesting	1,874	2	2	—	—	—	—	—	4
Issuance of common stock under at-the-market offering, net of issuance costs	1,056	2	74,069	—	—	—	—	—	74,071
Issuance of common stock in follow-on offering, net of issuance costs	2,016	2	116,605	—	—	—	—	—	116,607
Issuance of pre-funded warrants	—	—	99,998	—	—	—	—	—	99,998
Purchase of Capped Calls related to the 2026 Convertible Notes	—	—	(47,880)	—	—	—	—	—	(47,880)
Foreign currency translation adjustments	—	—	—	1,063	—	—	—	771	1,834
Unrealized (losses) gains on available-for-sale securities, net	—	—	—	(15,142)	—	—	—	—	(15,142)
Change in ownership interest in consolidated VIE	—	—	(3,120)	(13)	—	—	—	3,133	—
Dividends declared to noncontrolling shareholders	—	—	—	—	—	—	—	(40,520)	(40,520)
Distribution to NCI related to Visirna IPR&D asset sale	—	—	—	—	—	—	—	(7,629)	(7,629)
Net (loss) income	—	—	—	—	(724,206)	—	—	7,072	(717,134)
Balance at September 30, 2026	143,951	$237	$2,462,278	$(7,649)	$(2,351,360)	(2,661)	$(53,193)	$191	$50,504
The accompanying notes are an integral part of these consolidated financial statements.

Arrowhead Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(717,134)	$30,114	$(609,693)
Adjustments to reconcile net (loss) income to net cash flow from operating activities:
Stock-based compensation	68,146	63,366	73,968
Depreciation and amortization	26,622	23,928	18,595
Accretion of available-for-sale securities premiums/discounts	(5,161)	(5,789)	(3,244)
Amortization of convertible notes issuance costs	2,200	—	—
Realized loss (gain) on investments	399	—	80
Non-cash interest expense on liability related to the sale of future royalties	32,981	26,036	23,035
Non-cash interest expense on credit facility	58,527	63,325	9,317
Non-cash gain on treasury stock received	—	(3,193)	—
Gain on dilution of equity method investment	(7,586)	—	—
Loss on equity method investment	11,467	—	—
Gain on Visirna's sale of IPR&D assets	(19,000)	—	—
Non-cash transfer of property and equipment to affiliate	694	—	—
Acquired priority review voucher	215,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,285)	(56,967)	—
Inventory	(9,075)	—	—
Prepaid expenses and other current assets	(57,104)	(9,939)	(1,664)
Accounts payable	12,475	6,286	(5,536)
Accrued expenses	17,294	41,497	32,117
Deferred revenue	110,586	2,399	(866)
Operating lease, net	(4,538)	(4,605)	2,240
Other	(5,457)	3,094	(1,200)
Net cash (used in) provided by operating activities	(271,949)	179,552	(462,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,995)	(22,666)	(141,469)
Purchase of priority review voucher	(215,000)	—	—
Purchases of available-for-sale securities	(1,138,714)	(796,258)	(720,947)
Proceeds from sales of available-for-sale securities	326,751	—	—
Proceeds from maturities of available-for-sale securities	368,478	689,630	442,344
Net cash used in investing activities	(670,480)	(129,294)	(420,072)

	Year Ended September 30,
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	14,733	3,983	2,389
Proceeds from the issuance of warrants	99,998	25,000	—
Proceeds from issuance of convertible notes	700,000	—	—
Payment of debt issuance costs	(18,716)	(5,000)	(3,134)
Purchase of capped calls	(47,880)	—	—
Proceeds from issuance of common stock related to ATM offering	76,109	—	—
Payments of issuance costs of common stock related to ATM offering	(2,038)	—	—
Proceeds from issuance of common stock to Sarepta	—	241,388	—
Proceeds from the issuance of common stock, related to follow-on offering	130,000	—	450,015
Payments of issuance costs of common stock related to follow-on offering	(13,393)	—	(20,750)
Proceeds from credit facility	—	—	392,000
Repayments of credit facility	(118,010)	(201,625)	—
(Payments on) proceeds from Visirna credit agreement	(3,467)	10,260	—
Proceeds from the sale of future royalties	—	—	50,000
Dividends paid by variable interest entity to noncontrolling shareholders	(40,520)	—	—
Net cash provided by financing activities	776,816	74,006	870,520

Net (decrease) increase in cash, cash equivalents and restricted cash	(165,613)	124,264	(12,403)

Effect of exchange rate on cash, cash equivalents and restricted cash	1,800	(401)	4,197

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
BEGINNING OF PERIOD	226,548	102,685	110,891
END OF PERIOD	$62,735	$226,548	$102,685
Supplemental disclosure of cash flows:
Interest paid	$—	$(19)	$—
Income taxes (paid) refund	$(21,584)	$814	$(3,744)
Common stock repurchased in settlement of accounts receivable.	$—	$50,000	$—

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$903	$277	$4,206
ROU assets obtained in exchange for new lease liabilities	$16,641	$—	$—
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
Approved Products
REDEMPLO® (plozasiran) is approved by the U.S. Food and Drug Administration (“FDA”) as an adjunct to diet to reduce triglycerides for adults with Familial Chylomicronemia Syndrome (“FCS”). REDEMPLO is also approved by the European Commission, Chinese National Medical Products Administration (“NMPA”), Health Canada, Australian Therapeutic Goods Administration (TGA), and the United Kingdom's Medicines and Healthcare products Regulatory Agency ("MHRA") for the same indication.

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
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Arrowhead Pharmaceuticals, Inc. and its subsidiaries (wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary). Wholly-owned subsidiaries refer to Arrowhead Madison, Inc., Arrowhead Australia Pty Ltd., Arrowhead Pharmaceuticals Australia Pty Ltd., Arrowhead Pharmaceuticals Ireland Limited, Arrowhead Pharmaceuticals NZ Limited, Arrowhead Pharmaceuticals Switzerland GmbH, and Arrowhead Pharmaceuticals Canada Inc. The Company’s variable interest entity is Visirna Therapeutics, Inc. (“Visirna”). For subsidiaries in which the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party.
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated.
The Company operates as a single segment as the chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages the operations as a single operating segment. Refer to Note 18, Segment Information, for further details on the segment information.
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
As of September 30, 2026, the Company had $62.7 million in cash, cash equivalents and restricted cash ($4.2 million in restricted cash) and $1,130.2 million in available-for-sale securities to fund operations.
In total, the Company is eligible to receive up to $16.2 billion in additional development, regulatory and sales milestone payments based on programs that have been partnered, and may receive various royalties on net sales from its licensing and collaboration agreements, subject to the terms and conditions of those agreements.

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
Cash, cash equivalents and restricted cash
All highly liquid interest-bearing investments are classified as cash equivalents. These investments mainly include term deposits, money market instruments, corporate debt securities, and certificates of deposit with maturities of three months or less when purchased. The carrying value of these cash equivalents approximates fair value.
There was $4.2 million and $1.9 million restricted cash at September 30, 2026 and 2025, respectively, that is primarily held as collateral associated with letters of credit for the Company’s facility leases.
Investments
The Company classified all of its investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations as of September 30, 2026 and 2025. The available-for-sale securities may consist of investment-grade interest bearing instruments, primarily corporate debt securities, U.S. government and agency securities, commercial notes, certificates of deposit, and municipal securities, which are accounted for at fair value. Dividends from these funds were automatically re-invested. Changes in fair values are reported as unrealized gains or losses and are recorded in the Company’s consolidated statement of operations and comprehensive (loss) income. Accrued interest receivable on available-for-sale securities is included in investments on the Company’s consolidated balance sheets.

The Company evaluates its investments for impairment based on a security-specific analysis as of each balance sheet date. If the fair value of a security is below its amortized cost, the Company first assesses whether it intends to sell the security or is more likely than not required to sell it before recovery of its amortized cost. If neither condition is met, the Company evaluates whether a portion of the decline is attributable to credit loss. Any credit-related impairment is recorded as an allowance for credit losses through earnings, with non-credit-related unrealized losses recorded in other comprehensive income (loss). The Company did not recognize any credit loss relating to its investment for the years ended September 30, 2026, 2025, and 2024.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash, and cash equivalents, and available-for-sale securities. As of September 30, 2026 and 2025, the Company’s available-for-sale securities were primarily invested in money market instruments, U.S. government and agency securities, commercial notes, corporate debt securities, term deposits and certificates of deposit through highly rated financial institutions. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company also maintains several bank accounts at two financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution.
In addition, Visirna maintains several deposit and term accounts in mainland China and Hong Kong. Cash balances are held with various local and international financial institutions, which are subject to their respective jurisdictional deposit insurance programs. The Deposit Insurance Fund Management Corporation in China provides coverage of up to RMB 500,000 per depositor per institution, and the Hong Kong Deposit Protection Scheme provides protection of up to HKD 800,000 per depositor per bank.
Inventory
Inventory is stated at the lower of cost or net realizable value under the first-in-first-out method ("FIFO"). Inventory costs include raw material, labor, and allocation of manufacturing overhead based on normal capacity; abnormal costs, such as idle capacity or excess spoilage, are expensed as incurred. Prior to regulatory approval, the Company capitalizes inventory only when approval and subsequent commercialization are considered probable and future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development.
The Company analyzes its inventory periodically for excess quantities, obsolescence, expiration, failure to meet commercial specifications and costs are more than net realizable value. Any adjustments are recognized through cost of product revenue in the period in which they are incurred.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Construction in progress reflects amounts incurred for construction or improvements of property, plant and equipment that have not been placed in service. Upon disposition, the cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in the Company’s consolidated statement of operations and comprehensive (loss) income.
The estimated useful lives of property, plant and equipment are as follows (in years):

Estimated Useful Lives
Buildings	39
Research equipment	5
Manufacturing equipment	7 to 10
Furniture	7
Computers and software	3 to 5
Leasehold improvements	Shorter of asset life or lease term
The Company periodically assesses long-lived assets or asset groups, including property, plant and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended September 30, 2026, 2025, and 2024.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization include certain patents and license agreements. The Company evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of intangible assets may exceed their implied fair values. No impairment charges were recorded during the years ended September 30, 2026, 2025, and 2024.
Leases
The Company determines whether a contract is, or contains, a lease at inception. All of the Company’s leases are classified as operating leases. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. As of September 30, 2026 and 2025, the Company is not reasonably certain that it will exercise renewal options for any lease facilities. Therefore, these options are not included in the right-of-use assets and liabilities.
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
Equity method investment
The Company accounts for investments over which it has significant influence but not control under the equity method. The investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and is included in other assets in the accompanying consolidated balance sheets. The Company presents income or losses from equity investments as loss on equity method investment on the consolidated statements of operations and comprehensive (loss) income. If the share of losses exceeds the carrying value of the

Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding or commits to guarantee investee liabilities. As of September 30, 2026, the Company had an equity method investment in Bisirna Therapeutics, Inc. (“Bisirna”). Refer to Note 8, Equity Method Investment, for further details.
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
As of September 30, 2026, the Company had outstanding convertible notes, which mature on January 15, 2032. Refer to Note 16, Convertible Notes, for further details.
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
Product Revenue
The Company sells REDEMPLO in the United States and recognizes product revenue when control of the product transfers to its customers, generally upon delivery. Product revenue is recorded net of estimated variable consideration, including government rebates, chargebacks, co-payment assistance and product returns (collectively, “Gross-to-Net Adjustments”). These estimates require significant judgment and are based on contractual terms, expected payer mix and utilization, and other relevant factors. Variable consideration is included in revenue only to the extent it is probable that a significant reversal will not occur, and the Company adjusts its estimates as actual experience or expectations change.
Collaboration and License Revenue
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
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of Financial Accounting Standards Board (“FASB”) Topic 808 - Collaborative Arrangements. For collaborative arrangements that contain multiple elements, the Company determines which units of account are deemed to be within the scope of Topic 808 and which units of account are more reflective of a vendor-customer relationship, and therefore are within the scope of Topic 606 - Revenue from Contracts with Customers. For units of account that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. For collaborative arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expense or selling, general and administrative expense, as appropriate.
Cost of Product Revenue
Cost of product revenue consists primarily of third-party manufacturing costs, distribution costs and overhead costs associated with REDEMPLO. Cost of product revenue is recognized when the related product revenue is recognized.
The Company expenses costs to manufacture a product candidate as research and development expenses as incurred until regulatory approval and subsequent commercialization are considered probable. Upon regulatory approval, the Company begins capitalizing the related manufacturing costs as inventory. Product manufactured before approval whose costs were previously expensed is not recorded as inventory. When that product is sold, the related manufacturing costs are not included in cost of product revenue.
REDEMPLO received FDA approval in November 2025. A portion of the REDEMPLO sold during the year ended September 30, 2026 was manufactured using materials whose costs were expensed prior to approval, and accordingly, cost of product revenue for the period does not reflect the full cost of manufacturing the product sold.
Research and Development Expenses
Research and development costs are charged to expense as incurred. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, overhead directly related to the Company’s research and development operations, costs to acquire technology licenses, and labor.
Acquired Priority Review Voucher
During the year ended September 30, 2026, the Company acquired a Priority Review Voucher (“PRV”) issued by the FDA in an asset acquisition for $215.0 million. Prior to the closing of the acquisition, the Company notified the FDA of its intent to utilize the PRV to obtain priority review of a specifically identified human drug application. As the PRV was intended to fast-track the Company’s own drug candidate, the PRV was expensed in full at the acquisition date per ASC 730, Research and Development. Given its size and nature, the cost is presented as a separate line item within operating expenses in the consolidated statements of operations and comprehensive (loss) income.
The Company’s accounting policy is to classify cash paid to acquire research and development assets within investing activities in the consolidated statements of cash flows, and the Company applied this policy to the PRV. Accordingly, the $215.0 million payment is presented as a cash outflow from investing activities. Because the cost was expensed and included in net loss, it is presented as a reconciling item in arriving at net cash used in operating activities.
On October 7, 2026, subsequent to the end of the fiscal year, the Company announced that the FDA has granted plozasiran entry into its Split Real Time Application Review (“STAR”) pilot program in connection with the Company’s planned sNDA for sHTG. Supplemental applications accepted into the STAR program qualify for a six-month priority review, so a PRV is not needed for that application. The Company therefore withdrew its notice of intent to use the PRV for the plozasiran sNDA. This subsequent development does not affect the amount previously expensed. The Company continues to hold the PRV and may use it for a future application or sell it to a third party.
Stock-Based Compensation
Share-based compensation expense for all stock grants is based on their estimated grant-date fair value. The fair value of stock option awards is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data and other information to estimate the expected price volatility for stock option awards. The Company accounts for forfeitures as they occur. For restricted stock units and performance-based restricted stock units, the value of the award is based on the Company’s stock price at the grant date. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.
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
At Visirna’s inception, the Company determined it was the primary beneficiary and that Visirna should be consolidated based on the facts and circumstances. The Company performs ongoing reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required. On January 2, 2026, Visirna option holders exercised 14,000,000 stock options, which decreased the Company’s ownership interest in Visirna from 66.25% to 56.38% and constituted a reconsideration event. Based on its reassessment, the Company concluded that Visirna continues to be a variable interest entity and that the Company remains its primary beneficiary. Because the Company retained its controlling financial interest in Visirna, the change in ownership was accounted for as an equity transaction in accordance with ASC 810-10-45-22 through 45-24, and the Company continued to consolidate Visirna as of September 30, 2026.
Net Loss per Share
Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units outstanding.
During the years ended September 30, 2026, 2025 and 2024, the calculation of the effect of dilutive stock options and restricted stock units excluded all stock options and restricted stock units outstanding during the period due to their anti-dilutive effect.
Foreign Currency Translation Adjustments
Six of the Company’s wholly-owned subsidiaries’ functional currencies are not the United States dollar, which is the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive income (loss).
Segment Information

The Company operates as a single segment because its CODM reviews operating results on an aggregate basis and manages its operations as a single operating segment.
Recent Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. The ASU will become effective for the Company beginning October 1, 2026, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, issued ASU 2025-01, Clarifying the Effective Date for ASU 2024-03. These updates require entities to provide disaggregated disclosures of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning January 1, 2027, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 will become effective for the Company beginning October 1, 2026, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the guidance, entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This guidance became effective for the Company beginning on October 1, 2025. The Company adopted ASU 2023-09 on October 1, 2025, effective for its fiscal year ending September 30, 2026, on a prospective basis. The adoption of this ASU affected only the Company’s income tax disclosures and had no impact on its consolidated financial position, results of operations, or cash flows. See Note 12 for the expanded disclosures.

NOTE 2. REVENUE RECOGNITION
The following table summarizes the Company's revenue by source:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Product revenue, net	$6,603	$—	$—
Total product revenue, net	6,603	—	—
Collaboration and license revenue
Sarepta	316,886	696,803	—
Novartis	89,010	—	—
Sanofi	13,318	130,000	—
Madrigal	25,000	—	—
GSK	—	2,645	2,685
Takeda	—	—	866
Total collaboration and license revenue	444,214	829,448	3,551
Total Revenue	$450,817	$829,448	$3,551
Product Revenue
After receiving regulatory approval for REDEMPLO in the United States in November 2025, the Company launched the product and began recognizing product revenue. During fiscal 2026, REDEMPLO was also approved in the European Union, Canada, Australia and China, as well as in the United Kingdom in October 2026, after the fiscal year-end. Rights to REDEMPLO in Greater China are held by Sanofi under a license from the Company. Majority of our product revenue for fiscal 2026 was generated in the United States. As of September 30, 2026, accounts receivable related to product sales were $3.5 million.
Collaboration and License Agreements
The following table summarizes the balance of receivables, contract assets and contract liabilities related to the Company’s collaboration and license agreements, which, as of September 30, 2026, relate solely to the Company’s agreements with Sarepta, Novartis and Sanofi:

	September 30,
	2026	2025
	(in thousands)
Receivables included in accounts receivable	$6,305	$6,824
Contract assets included in other current assets	$22,239	$—
Contract liabilities included in deferred revenue, current	$91,648	$2,399
Contract liabilities included in deferred revenue, non-current	$21,337	$—
Deferred revenue related to the Company's agreements with Sarepta and Novartis consisted of the following:

	Year Ended September 30,
	2026	2025
	(in thousands)
Balance at beginning of period	$2,399	$—
Deferred revenue additions	494,243	699,202
Revenue recognized	(405,896)	(696,803)
Balance at end of period	90,746	2,399
Plus contract assets included in other current assets	22,239	—
Less deferred revenue, current	(91,648)	(2,399)
Deferred revenue, non-current	$21,337	$—

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
Further, Sarepta may select up to six gene targets for which the Company will perform discovery, optimization and preclinical development activities to identify RNAi compounds against each selected target (the “C3” programs). Upon target acceptance, Sarepta will receive an exclusive license to the Company’s intellectual property rights to exploit compounds directed to those targets and is wholly responsible for clinical development and commercialization of each compound after the Company delivers a Clinical Trial Application ready data package (a “CTA package”).
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
Under the terms of the Sarepta Collaboration Agreement, the Company received an upfront payment of $500.0 million on February 14, 2025. In addition, on February 7, 2025, the Company received $325.0 million in the form of an equity investment under the Stock Purchase Agreement. Based upon the Company's share price on February 7, 2025, (the “Sarepta Closing Date”), the difference between the $325.0 million and the fair value of the shares on the Sarepta Closing Date resulted in a premium of $83.6 million. The premium is included as part of the total consideration of the Sarepta Collaboration Agreement for revenue recognition purposes. The Company is entitled to receive $250.0 million to be paid in annual installments of $50.0 million over the first five years of the agreement. The Company is also eligible to receive reimbursement of certain costs related to carrying out the research and development activities for the C1 programs. At contract inception, the transaction price was determined to be $904.9 million, consisting of fixed consideration of $833.6 million and estimated variable consideration of $71.2 million. The fixed consideration was allocated to all performance obligations based on their relative standalone selling price. The variable consideration was allocated entirely to the research and development performance obligations to which the reimbursed costs relate. During the fourth quarter of fiscal 2025, the Company earned the first ARO-DM1 development milestone payments of $100.0 million, of which $50.0 million was settled in cash and the remaining $50.0 million was settled through the repurchase of Company's common stock. In November 2025, the Company earned the second of two ARO-DM1 development milestone payments of $200.0 million, which was received in January 2026. In February 2026, the Company earned and received the first installment of the annual fee payment of $50.0 million.
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
In December 2025, pursuant to the Sarepta Collaboration Agreement, the Company entered into a clinical supply agreement with Sarepta (the “Sarepta Clinical Supply Agreement”, and, together with the Sarepta Collaboration Agreement, the “Sarepta Agreements”), whereby the Company is responsible for manufacturing and supplying certain materials to Sarepta for specified activities.
During the second quarter of fiscal 2026, Sarepta exercised its contractual step‑in right under the Sarepta Collaboration Agreement with respect to certain C1 programs, pursuant to which Sarepta will assume responsibility for ongoing clinical trials for such programs on mutually agreed transition dates. Sarepta’s exercise of the step‑in right represents a contract modification under ASC 606, as it reduces both the scope of the Company’s remaining obligations and the amount of variable consideration related to reimbursable research and development costs for the affected C1 programs. The Company evaluated the modification and determined that the remaining research and development activities to be performed after the modification are not distinct from those performed prior to the modification and, accordingly, the modification is accounted for as part of the original performance obligation through a cumulative catch‑up adjustment. The scope of the modification, including the associated transition terms, was finalized during the third quarter of fiscal 2026, and the Company recorded the related cumulative catch‑up adjustment to revenue in that period, consistent with the timing of finalization. The cumulative catch-up adjustment was not material to the consolidated financial statements. The contract modification did not impact revenue previously recognized related to the four C1 licenses, which were delivered as distinct performance obligations.
For the years ended September 30, 2026 and 2025, the Company recorded $312.1 million and $696.8 million in revenue under the Sarepta Collaboration Agreement, respectively. For the years ended September 30, 2026 and 2025, the Company recorded $4.8 million and $0.0 million in revenue under the Sarepta Clinical Supply Agreement, respectively.
As of September 30, 2026 and 2025, the Company held $6.1 million and $6.8 million in accounts receivable relating to the Sarepta Agreements, respectively. As of September 30, 2026 and 2025, the Company held $22.2 million and $0.0 million in contract assets, relating to the Sarepta Agreements, respectively. Revenue recognized over time before the Company has an unconditional right to consideration is recorded as a contract asset included in other current assets in the consolidated balance sheets. When the Company’s right to consideration becomes unconditional, the balance is reclassified to accounts receivable in the consolidated balance sheets. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities and in consideration of the timing of the selection of the rest of the targets within the C3 programs.
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
For the year ended September 30, 2026, the Company recorded $89.0 million in revenue from Novartis, consisting of $87.1 million related to the upfront payment and $1.9 million related to the reimbursement of research and development costs. As of September 30, 2026, the Company held $91.6 million in current deferred revenue and $21.3 million in non-current deferred revenue, related to the Novartis Collaboration Agreement. The recognition of the remaining revenue for the performance obligations is dependent upon the time it takes to complete the respective research and development activities.
Visirna Therapeutics Inc. (“Visirna”) and Genzyme Corporation (“Sanofi”)
On August 1, 2025, Visirna Therapeutics HK Limited (“Visirna HK”), a wholly owned subsidiary of Visirna Therapeutics Inc., a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Genzyme Corporation (“Sanofi”), a wholly owned subsidiary of Sanofi S.A., pursuant to which Visirna HK sold all of its assets and rights in investigational plozasiran to Sanofi, which included an assignment of Visirna HK’s rights (as successor by assignment from Visirna) to develop and commercialize investigational plozasiran in Greater China pursuant to that certain License Agreement by and between the Company and Visirna dated April 25, 2022 (the “Visirna License Agreement”).
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
Visirna identified the licenses as defined in the agreement as the performance obligations under the Asset Purchase Agreement. The performance obligations for the licenses were satisfied in the fourth quarter of fiscal 2025 upon delivery. The fixed consideration of $130.0 million was allocated to the performance obligations. The Company recognizes approval milestones as revenue in the periods the underlying milestone events are achieved as achievement of the milestone events are highly susceptible to factors outside of the entity's influence and therefore there is a possibility that the milestone events will not be achieved. The Company has also applied the sales-based scope exception to the royalty-based payments.
Under the Sanofi License Agreement, Sanofi has the option to purchase clinical and commercial product supply from the Company. In addition, the Company is eligible to receive royalties from Sanofi on net commercial product sales in Greater China under the Sanofi License Agreement. For the years ended September 30, 2026 and 2025, the Company recorded $13.3 million and $130.0 million in revenue, respectively, under the Sanofi License Agreement. As of September 30, 2026 and 2025, the Company held $0.2 million and $0.0 million, respectively, in accounts receivable under the Sanofi License Agreement. The Sanofi License Agreement may be terminated by either party in the event of a material breach as defined therein. Unless earlier terminated, the Sanofi License Agreement expires on a product-by-product basis, upon the date of expiration of the relevant royalty term for such product in Greater China.
Madrigal Pharmaceuticals, Inc. (“Madrigal”)
On May 4, 2026, the Company entered into a Licensing Agreement with Madrigal (the “Madrigal License Agreement”), under which Madrigal received an exclusive global license to develop, manufacture, and commercialize ARO-PNPLA3, a clinical stage program.
Under the terms of the Madrigal License Agreement, the Company received an upfront payment of $25.0 million on June 2, 2026. The Company is eligible to receive up to $975.0 million in development, regulatory, and sales milestone payments, and further eligible to receive tiered royalties on commercial sales ranging from high-single digits to the mid-teens.
The Company identified a single performance obligation comprising the combined license, know-how and technology transfer, which was satisfied upon delivery in the third quarter of fiscal 2026. The fixed consideration of $25 million was fully allocated to this performance obligation and recognized in the third quarter of fiscal 2026.
There were no contract assets and liabilities recorded as of September 30, 2026.
GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”)
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
There were no contract assets and liabilities recorded as of September 30, 2026.
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
There were no contract assets and liabilities recorded as of September 30, 2026.
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
The Company allocated the total $300.0 million initial transaction price to its one distinct performance obligation for the fazirsiran license and the associated Takeda R&D Services. The Company has substantially completed its performance obligation under the Takeda License Agreement by December 31, 2023. As such, all revenue has been fully recognized as of December 31, 2023. There were no further deferred revenue and contract liabilities as of September 30, 2026.
As of September 30, 2026, 2025, and 2024, the accrued expense balance is $41.0 million, $31.3 million, and $23.4 million, respectively, that is primarily driven by co-development and co-commercialization activities.
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
The Company has substantially completed its performance obligations under the Olpasiran Agreement. There were no contract assets and liabilities recorded as of September 30, 2026.
In November 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and the Company entered into a Royalty Purchase Agreement with Royalty Pharma (the “Royalty Pharma Agreement”). In consideration for the payments under the Royalty Pharma Agreement, Royalty Pharma is entitled to receive all royalties otherwise payable by Amgen to the Company under the Olpasiran Agreement. The Company remains eligible to receive up to an additional $485.0 million in remaining development, regulatory and sales milestone payments payable from Amgen and Royalty Pharma. See Note 14.
NOTE 3. BALANCE SHEET ACCOUNTS

Property, Plant and Equipment
The following table summarizes the Company’s major classes of property, plant and equipment:

	September 30,
	2026	2025
	(in thousands)
Land	$2,996	$2,996
Buildings	256,559	251,317
Research equipment	62,529	62,758
Manufacturing equipment	36,265	18,588
Furniture	5,813	5,594
Computers and software	1,165	1,064
Leasehold improvements	105,147	104,425
Construction in progress	4,516	15,942
Property, plant and equipment, gross	474,990	462,684
Less: Accumulated depreciation and amortization	(103,679)	(80,169)
Property, plant and equipment, net	$371,311	$382,515
Depreciation and amortization expense for property, plant and equipment for the years ended September 30, 2026, 2025, and 2024 was $24.7 million, $22.2 million and $16.9 million, respectively.

Inventory
Inventory consisted of the following as of:

	September 30,
	2026	2025
Raw materials	$75	$—
Work in process	8,453	—
Finished goods	547	—
Total inventory	$9,075	$—

Accrued Expenses
Accrued expenses consisted of the following as of:

	September 30,
	2026	2025
	(in thousands)
Accrued research and development expenses	$49,111	$30,330
Accrued research and development expenses; co-development	41,044	31,296
Accrued capital expenditures	903	277
Accrued income taxes	—	20,799
Other	12,963	7,717
Total accrued expenses	$104,021	$90,419
As of September 30, 2026, the Company’s accrued research and development expenses were primarily attributable to ongoing clinical trial operations, preclinical animal studies, and associated toxicology assessments. Research and development expenses related to co-development and co-commercialization activities per the Takeda License Agreement are reported as accrued research and development expenses; co-development in the table above (see Note 2).

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following:

	As of September 30, 2026
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities
U.S. government and agency securities	$202,760	$1	$(2,654)	$200,107
Commercial notes	56,532	—	(57)	56,475
Corporate debt securities	883,162	7	(9,503)	873,666
Total	$1,142,454	$8	$(12,214)	$1,130,248

	As of September 30, 2025
	(in thousands)
	Adjusted Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities
U.S. government and agency securities	$150,372	$324	$—	$150,695
Certificates of deposit	12,000	19	—	12,019
Municipal securities	7,036	10	—	7,046
Commercial notes	13,796	7	(3)	13,801
Corporate debt securities	506,678	2,596	(17)	509,257
Total	$689,882	$2,956	$(20)	$692,818

The following table summarizes the contract maturity of the available-for-sale securities as of:

	September 30, 2026	September 30, 2025
	(in thousands)

Within one year	$422,168	$224,328
After one to two years	518,957	468,490
After two to three years	189,123	—
Total	$1,130,248	$692,818

As of September 30, 2026 and 2025, no securities had been in a continuous unrealized loss position for more than 12 months. The Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of September 30, 2026 and 2025.

NOTE 5. INTANGIBLE ASSETS
Intangible assets subject to amortization include patents and a license agreement capitalized as part of the Novartis RNAi asset acquisition in March 2015. The following table presents the components of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Lives
	(in thousands)				(in years)
As of September 30, 2026
Patents	$21,728	$17,977	$—	$3,751	14
License	3,129	1,719	—	1,410	21
Total intangible assets, net	$24,857	$19,696	$—	$5,161

As of September 30, 2025
Patents	$21,728	$16,426	$—	$5,302	14
License	3,129	1,570	—	1,559	21
Total intangible assets, net	$24,857	$17,996	$—	$6,861
Intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during fiscal 2026 and 2025.
Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense in each of fiscal 2026, 2025, and 2024 was $1.7 million. None of the intangible assets with definite useful lives are anticipated to have a residual value.
The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2026:

Amortization Expense
Year Ending September 30,	(in thousands)
2027	1,700
2028	1,700
2029	795
2030	148
2031	148
2032 and thereafter	670
Total	$5,161

NOTE 6. STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding
		(in thousands)
As of September 30, 2026
Common stock (1)	$0.001	290,000	143,951	141,290
Preferred stock	$0.001	5,000	—	—

As of September 30, 2025
Common stock (1)	$0.001	290,000	138,363	135,702
Preferred stock	$0.001	5,000	—	—
(1) Does not include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised.
As of September 30, 2026 and 2025, respectively, 20,006,319 and 9,851,400 shares of common stock were reserved for issuance upon exercise of options and vesting of restricted stock units granted or available for grant under the Company’s 2013 and 2021 Incentive Plans, as well as for other inducement grants made to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules.

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
The Company concluded that the 2024 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2024 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of September 30, 2026, no shares underlying the 2024 Avoro Pre-Funded Warrants had been exercised.
In connection with the Sarepta Collaboration Agreement, on November 25, 2024, the Company entered into the Stock Purchase Agreement with an affiliate of Sarepta for a private placement of shares of common stock of the Company (the “Private Placement”). Pursuant to the Stock Purchase Agreement, the Company sold 11,926,301 shares of common stock, at a price per share of $27.25, for an aggregate value of approximately $325.0 million. The Private Placement closed on February 7, 2025. On August 13, 2025, the Company subsequently entered into an agreement with Sarepta to repurchase 2,660,989 shares of common stock of the Company from Sarepta at a price per share of $18.79 for an aggregate value of approximately $50.0 million to partially satisfy the milestone payment of $100.0 million due from Sarepta (with the remaining $50.0 million settled in cash). The shares were recorded as treasury stock at their fair value of $53.2 million, resulting in a $3.2 million gain on settlement. As of the end of fiscal 2025, Sarepta no longer holds an equity position in the Company.
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
During the three months ended September 30, 2026, the Company did not sell any shares of common stock under the ATM Offering. During the fiscal year ended September 30, 2026, the Company sold approximately 1,056,000 shares of common stock under the ATM Offering, generating gross proceeds of $76.1 million and net proceeds of $74.1 million after deducting underwriting commissions and offering costs.

On January 7, 2026, the Company entered into an underwriting agreement with Jefferies and J.P. Morgan Securities, LLC (“J.P. Morgan”) for an underwritten public offering (the “2026 Offering”) of: (i) 2,015,505 shares of common stock with $0.001 par value per share, at a public offering price of $64.50 per share, and (ii) pre‑funded warrants (“2026 Avoro Pre-Funded Warrants”) to purchase 1,550,387 shares of common stock, at a public offering price of $64.499 per share, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The 2026 Offering closed on January 9, 2026, generating gross proceeds of $230 million and net proceeds of $216.6 million after deducting the underwriting discounts and commissions and other offering expenses. The Company concluded that the 2026 Avoro Pre-funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2026 Avoro Pre-funded Warrants as equity and recorded within additional paid-in capital. As of September 30, 2026, no shares underlying the 2026 Avoro Pre-Funded Warrants had been exercised.
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
During fiscal 2026, Visirna declared a cash dividend of $100.0 million to its shareholders. In fiscal 2026, Visirna paid cash dividends totaling $96.9 million, consisting of $56.4 million paid to the Company and $40.5 million paid to the Company’s noncontrolling shareholders. The remaining $3.1 million of the declared dividend represents exercise prices paid by certain noncontrolling shareholders in connection with the exercise of their stock options, which were netted against the dividend otherwise payable to those shareholders. As of September 30, 2026, no dividends declared by Visirna remained payable.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases its laboratory and office space under non-cancelable operating lease agreements. See Note 9 for details on the Company's leases.
The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product. Under these agreements, as of September 30, 2026, the Company is obligated to pay up to an aggregate of $57.5 million.
Contingencies
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2026 and 2025.
On September 11, 2025, Ionis Pharmaceuticals, Inc. (“Ionis”) filed a Complaint for Patent Infringement against the Company in the United States District Court for the Central District of California alleging patent infringement of U.S. Patent No. 9,593,333 (the ’333 patent) by the Company’s planned commercialization of investigational plozasiran and seeking damages. On October 1, 2026, Ionis filed a First Amended Complaint alleging that the Company’s commercialization of plozasiran infringes the ’333 patent and seeking damages. The Court has scheduled a trial date for July 11, 2028. The Company disputes the allegations of wrongdoing and intends to vigorously defend itself.
NOTE 8. EQUITY METHOD INVESTMENT
On January 15, 2026, the Company, through its consolidated variable interest entity, Visirna, entered into and closed an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Bisirna, pursuant to which the Company received 26,500,000 ordinary shares and 6,625,000 Series A preferred shares in exchange for in‑process research and development (“IPR&D”) assets transferred from Visirna to Bisirna. As a result of the asset transfer, the Company recognized a gain of $19.0 million in other income in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended September 30, 2026.
The Company evaluated whether there was a basis difference between the carrying value and fair value of its proportionate share of Bisirna’s underlying net assets. As Bisirna was not deemed a business as defined in ASC 805,

Business Combinations, the Company immediately expensed the basis difference to the extent it related to acquired IPR&D assets.
In July 2026, Bisirna completed a $50.0 million Series A+ preferred stock financing with new investors, in which the Company did not participate. As a result, the Company's ownership interest in Bisirna decreased from approximately 25.3% to approximately 19.3%. As required when there is a change in facts or circumstances, the Company reassessed its ability to exercise significant influence during the year ended September 30, 2026. The Company concluded that it continues to have the ability to exercise significant influence over Bisirna's operating and financial policies, and therefore continues to account for its investment in Bisirna under the equity method. The Company accounted for Bisirna's share issuance as a deemed sale of a proportionate share of its investment and recognized a pre-tax dilution gain of approximately $7.6 million within equity-method income during the fourth fiscal quarter of 2026.
As of September 30, 2026, the Company held a 19.3% voting interest in Bisirna and one seat on Bisirna’s board of directors. The Company accounts for its ownership in Bisirna under the equity method. As of September 30, 2026, the carrying value of the Company’s investment in Bisirna was $7.5 million, which was included in other assets in the accompanying consolidated balance sheets.
NOTE 9. LEASES
Pasadena, California: The Company leases office space located at 177 East Colorado Blvd. for its corporate headquarters from 177 Colorado Owner, LLC. In April 2026, the Company entered into a lease amendment (the “2026 Pasadena Lease Amendment”) to extend the lease term for its office located in Pasadena, California and to add additional office space, increasing the total leased office space from approximately 49,576 square feet to approximately 98,444 square feet. The 2026 Pasadena Lease Amendment commenced for a portion of the office space in May 2026 and for the remainder of the office space in the fourth fiscal quarter of 2026. The 2026 Pasadena Lease Amendment has a lease term of seven years and eight months and provides two consecutive options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2026.
The 2026 Pasadena Lease Amendment granted the Company the right to receive a tenant improvement allowance funded by the lessor for $9.1 million. The Company has further concluded that this tenant improvement allowance has no effects on the classification of the lease.
San Diego, California: The Company leases 144,000 square feet of office and research and development laboratory space located at 10102 Hoyt Park from ARE-SD Region No. 72, LLC, which lease expires on April 30, 2038. Pursuant to the lease, within twelve months of the expiration of the initial 15-year term, the Company has the option to extend the lease for up to one additional ten-year term, with certain annual increases in base rent. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of September 30, 2026.
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
Madison, Wisconsin: The Company leases 110,956 square feet of space, which it increased from 107,000 square feet on June 30, 2025, located at 502 South Rosa Road for its office and laboratory facilities, which lease expires on September 30, 2031. The lease contains options to renew for two terms of five years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in right-of-use assets and liabilities as of September 30, 2026.
In August 2026, the Company entered into a lease amendment (the "2026 Madison Lease Amendment") to expand the leased space to a total of 116,000 square feet, effective October 1, 2026. The expanded area has a lease expiration coterminous with the original lease agreement and expires on September 30, 2031.

The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

		September 30,
Lease Assets and Liabilities	Classification	2026	2025
		(in thousands)

Operating lease assets	Right-of-use assets	$58,341	$43,891
Current operating lease liabilities	Lease liabilities	5,499	7,289
Non-current operating lease liabilities	Lease liabilities, net of current portion	115,814	104,112

		Year Ended September 30,
Lease Cost	Classification	2026	2025	2024
		(in thousands)

Operating lease cost	Research and development	$11,107	$10,483	$11,035
	Selling, general and administrative	2,664	1,952	2,006

Variable lease cost(1)	Research and development	4,249	4,076	3,648
	Selling, general and administrative	—	—	—
Total		$18,020	$16,511	$16,689
(1) Variable lease cost is primarily related to operating expenses associated with the Company’s operating leases.
Short-term lease cost was not material for all periods presented.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2026:

Year	Amounts
(in thousands)
2027	$6,141
2028	16,594
2029	19,468
2030	19,929
2031	20,405
2032 and thereafter	106,219
Total	$188,756
Less imputed interest	(67,443)
Total operating lease liabilities	$121,313
Supplemental cash flow and other information related to leases was as follows:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Operating cash flows from operating leases	$15,983	$15,474	$11,038

	As of September 30,
	2026	2025	2024
Weighted-average remaining lease term in years	10.4	11.7	12.5
Weighted-average discount rate	8.2%	8.0%	8.0%

NOTE 10. STOCK-BASED COMPENSATION
The Company has three plans that provide for equity-based compensation.
Under the 2013 Incentive Plan (the “2013 Plan”), 1,527,975 shares are granted and outstanding, relating to stock options and restricted stock awards to employees and directors as of September 30, 2026.
Under the 2021 Incentive Plan (the “2021 Plan”), 18,500,000 shares (subject to certain adjustments) of the Company’s common stock are authorized for grants of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. The maximum number of shares authorized under the 2021 Plan will be (i) reduced by any shares subject to awards made under the 2013 Plan after January 1, 2021, and (ii) increased by any shares subject to outstanding awards under the 2013 Plan as of January 1, 2021 that, after January 1, 2021, are canceled, expired, forfeited or otherwise not issued under such awards (other than as a result of being tendered or withheld to pay the exercise price or withholding taxes in connection with any such awards) or settled in cash. As of September 30, 2026, 7,963,404 shares have been granted under the 2021 Plan, and the total number of shares available for issuance was 11,424,908 shares, which includes 170,898 and 717,414 shares that were forfeited under the 2013 and 2021 Plans, respectively. This reflects an amendment and restatement of the 2021 Plan approved by the Company’s stockholders on March 19, 2026 to increase the total number of authorized shares by 10,500,000 shares and extend the term of the plan to January 21, 2036.
Under the Company’s Inducement Plan (the “Inducement Plan”), which was amended and restated in May 2026 to increase the total number of authorized shares and to extend the term of the plan to May 2036, 3,000,000 shares of the Company’s common stock are authorized for issuance pursuant to grants of stock options, stock appreciation rights, restricted and unrestricted stock, stock units (including restricted stock units), performance awards, cash awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to new employees of the Company in accordance with the provisions of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2026, 930,169 shares have been granted, net of forfeitures, under the Inducement Plan. The total number of shares remaining available for issuance was 2,069,831 shares.
In addition, prior to adoption of the Inducement Plan, the Company previously granted stand-alone inducement awards in the form of stock options and restricted stock units outside of the Company’s equity plans to new employees under Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2026, there were 304,025 and 10,975 shares underlying outstanding stand-alone inducement options and restricted stock units, respectively.
The following table presents a summary of awards outstanding attributable to Arrowhead Pharmaceuticals, Inc.:

	As of September 30, 2026
	2013 Plan	2021 Plan	Inducement Awards	Total
Granted and outstanding awards:
Options	427,975	22,965	304,025	754,965
Restricted stock units	1,100,000	3,950,629	705,986	5,756,615
Total	1,527,975	3,973,594	1,010,011	6,511,580
The following table summarizes stock-based compensation expenses included in operating expenses attributable to Arrowhead Pharmaceuticals, Inc.:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Research and development	$31,242	$27,320	$29,527
Selling, general and administrative	36,904	27,528	37,570
Total	$68,146	$54,848	$67,097

Stock Option Awards
The following table presents a summary of the stock option activity for the year ended September 30, 2026:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2025	1,407,035	$28.90
Granted	—	—
Cancelled or expired	—	—
Exercised	(652,070)	22.92
Outstanding at September 30, 2026	754,965	$33.94	2.82	$24,065,189
Exercisable at September 30, 2026	754,965	$33.94	2.82	$24,065,189
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended September 30, 2026, 2025, and 2024 was $28.4 million, $6.4 million and $4.2 million, respectively.
Stock-based compensation expense related to stock options outstanding for the years ended September 30, 2026, 2025, and 2024 was $0, $0.1 million and $2.8 million, respectively.
As of September 30, 2026, the pre-tax compensation expense for all outstanding unvested stock options is considered nominal.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. No options were granted during the years ended September 30, 2026, 2025 and 2024.
Visirna ESOP: Through September 30, 2026, Visirna, a subsidiary of the Company, granted an aggregate of 16,400,000 stock options to its employees from the Employee Stock Option Plan (the “Visirna ESOP”), which authorizes 20,000,000 shares for issuance. The Visirna ESOP is independently managed by Visirna, including the valuation process. For the years ended September 30, 2026, 2025 and 2024, stock-based compensation expense related to the Visirna ESOP was $0, $8.5 million and $6.9 million, respectively.
Restricted Stock Units
Restricted Stock Units (“RSUs”), including market-based, time-based and performance-based awards, have been granted under the Company’s 2013 and 2021 Plans, the Inducement Plan, and as inducement awards granted outside of the Company’s equity-based compensation plans. At vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. RSU awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets.
The following table summarizes the activity of the Company’s RSUs:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding at September 30, 2025	5,810,351	$36.97
Granted	2,168,860	66.72
Vested	(1,874,098)	41.16
Forfeited	(348,498)	33.05
Outstanding at September 30, 2026	5,756,615	$50.60
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.

For the years ended September 30, 2026, 2025 and 2024, the Company recorded stock-based compensation expense of $68.1 million, $54.9 million and $64.3 million, respectively, related to RSUs. As of September 30, 2026, there was $149.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years.

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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. At September 30, 2026 and 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$200,107	$—	$200,107
Commercial notes	—	56,475	—	56,475
Corporate debt securities	—	873,666	—	873,666
Total available-for-sale securities	—	1,130,248	—	1,130,248
Cash equivalents
Money market instruments	24,109	—	—	24,109
Term deposits	—	22,703	—	22,703
Corporate debt securities	—	—	—	—
Total cash equivalents	24,109	22,703	—	46,812
Total financial assets	$24,109	$1,152,951	$—	$1,177,060

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Available-for-sale securities
U.S. government and agency securities	$—	$150,695	$—	$150,695
Certificates of deposit	—	12,019	—	12,019
Municipal securities	—	7,046	—	7,046
Commercial notes	—	13,801	—	13,801
Corporate debt securities	—	509,257	—	509,257
Total available-for-sale securities	—	692,818	—	692,818
Cash equivalents
Money market instruments	64,460	—	—	64,460
Term deposits	—	134,357	—	134,357
Certificates of deposit	—	3,001	—	3,001
Corporate debt securities	—	16,182	—	16,182
Total cash equivalents	64,460	153,540	—	218,000
Total financial assets	$64,460	$846,358	$—	$910,818
Convertible Notes
The Company's Convertible Notes (see Note 16) are carried at amortized cost and are not measured at fair value on a recurring basis. As of September 30, 2026, the carrying value of the Convertible Notes was $683.5 million, and its estimated fair value was $720.1 million. We determine the fair value of the Convertible Notes based on quoted market prices for these notes, which are Level 2 measurements because the Convertible Notes do not trade regularly.

Credit Facility

The Company’s credit facility (see Note 15) is carried at amortized cost and is not measured at fair value on a recurring basis. As of September 30, 2026, the aggregate carrying amount of the current and noncurrent portions of the facility was $195.4 million, and its estimated fair value was approximately $409.4 million.
The estimated fair value was determined using an income approach based on the present value of expected cash flows associated with the facility’s contractual terms, including its scheduled repayments, paid-in-kind interest, multiple-on-invested-capital provisions and considering ongoing refinance negotiations as of September 30, 2026. Because the valuation included significant unobservable inputs, the estimated fair value was categorized within Level 3 of the fair value hierarchy.

NOTE 12. INCOME TAXES
Income Tax Provision (Benefit)
The components of the income (loss) before income tax expense and noncontrolling interest are as follows:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)

Domestic	$(738,421)	$(42,573)	$(582,333)
Foreign	14,506	94,106	(30,127)
Total	$(723,915)	$51,533	$(612,460)
Income tax provision (benefit) consisted of the following components:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Current:
Federal	$(6,989)	$21,440	$148
State	80	(56)	375
Foreign	128	35	(3,290)
Total current tax (benefit) provision	$(6,781)	$21,419	$(2,767)

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred tax	$—	$—	$—
Income tax (benefit) provision	$(6,781)	$21,419	$(2,767)

The following table presents the Company's effective income tax rate for the year ended September 30, 2026 which differs from the statutory federal income tax rate as follows:

	Year Ended September 30, 2026
	Amount	% of Pretax Income
U.S. federal statutory income tax rate	$(152,029)	21.00%
Effect of state and local income taxes, net of federal benefit	(1,195)	0.17%
Effect of tax rates in foreign jurisdictions
Hong Kong
Change in valuation allowance	21,450	(2.96)%
Intra-entity transfer of intellectual property	(21,450)	2.96%
Other	(2,923)	0.40%
Effect of tax rates in foreign jurisdictions, total	(2,923)	0.40%
Effect of tax credits
Research and development credits	(34,385)	4.75%
Effect of tax credits, total	(34,385)	4.75%
Effect of cross-border tax laws
Global intangible low-taxed income	24,094	(3.33)%
Other	(5,597)	0.77%
Effect of cross-border tax laws, total	18,497	(2.56)%
Effect of changes in valuation allowance	162,193	(22.40)%
Effect of nontaxable or nondeductible items
Windfall from exercised stock options	(10,624)	1.47%
Other, net	6,634	(0.92)%
Effect of nontaxable or nondeductible items, total	(3,990)	0.55%
Effect of changes in unrecognized tax benefits	7,051	(0.97)%
Effect of changes in tax laws or rates enacted in the current period	—	—
Other reconciling items, net	—	—
Income tax provision (benefit)	$(6,781)	0.94%
The state jurisdiction that comprises greater than 50 percent of the state tax expense is California.
The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the consolidated statements of operations and comprehensive income (loss) for the years ended September 30, 2025 and 2024, prior to the adoption of ASU 2023-09. A notional 21% tax rate was applied as follows:

	Year Ended September 30,
	2025	2024
U.S. federal statutory income tax	21.0%	21.0%
State income taxes, net of federal tax benefit	(3.1)%	2.6%
Tax credits	(44.4)%	3.0%
Permanent and other items	(37.9)%	2.5%
Non-deductible compensation	5.1%	(0.9)%
Foreign-derived intangible income deduction	(16.2)%	—%
Other income	11.1%	—%
Stock compensation	10.7%	(0.7)%
Valuation allowance	95.4%	(27.0)%
Effective income tax rate	41.7%	0.5%

Deferred Income Taxes
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	Year Ended September 30,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$213,791	$70,858
Capitalized research and development	176,331	232,360
Tax credits	110,170	48,867
Deferred revenue	183,288	171,262
Lease liabilities	28,080	23,919
Stock compensation	10,103	9,184
Unrealized gains	2,829	—
Accrued compensation	5,703	4,254
Intangible assets	72,339	1,034
Other	5,730	948
Total gross deferred tax assets	$808,364	$562,686

Valuation allowance	$(736,691)	$(497,543)

Deferred tax liabilities:
Fixed assets	$(35,856)	$(30,503)
Right-of-use assets	(13,489)	(9,424)
Unrealized gains	—	(630)
Original Issue Discount	(22,328)	(24,586)
Total gross deferred tax liability	$(71,673)	$(65,143)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2026. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation at September 30, 2026 and 2025, a valuation allowance of $736.7 million and $497.5 million, respectively, has been recorded.
As of September 30, 2026, the Company had accumulated federal, state, and foreign net operating loss (“NOL”) carryforwards of $635.4 million, $965.6 million and $60.1 million, respectively. Of the $635.4 million in federal NOL carryforwards, $20.6 million was generated before January 1, 2018, and is subject to a 20-year carryforward period (“pre-Tax Act losses”), with expiration beginning in 2031. Of the $965.6 million in state NOL carryforwards, $5.6 million can be carried forward indefinitely, while the remaining balance begins to expire in 2031. The Company also has foreign NOL carryforwards totaling $60.1 million, which begin to expire in 2027. Additionally, the Company has federal and state income tax credits of $110.2 million and $35.8 million, respectively. The federal credits begin to expire in 2042. Of the state income tax credits, $15.9 million begins to expire in 2030, while the remaining credits can be carried forward indefinitely.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of an entity’s NOL and research and development credit carryforwards may be limited if there is a cumulative ownership change of greater than 50% within a three-year period. The annual limitation is determined based on the entity’s value immediately prior to the ownership change. Future ownership changes could further affect the limitation. If a limitation is applied, the related tax asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. To date, the Company has completed an analysis pursuant to Sections 382 and 383 through September 30, 2025. Ownership Changes may have occurred since then, and future changes could potentially limit the Company’s ability to utilize these attributes.

Income Taxes paid
The following table presents a summary of income taxes paid, net of refunds received, for the year ended September 30, 2026:

Year Ended September 30,
2026
(in thousands)

Federal	$21,550
State	34
Foreign	—
Total income taxes paid, net	$21,584
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
The following table summarizes the Company’s gross unrecognized tax benefits:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Beginning balance of unrecognized tax benefits	$22,152	$16,613	$14,536
Gross increase for prior period tax positions	1,527	1,160	654
Gross decrease for prior period tax positions	—	—	—
Gross increase for current period tax positions	5,807	4,379	3,415
Lapse of statute of limitations	—	—	(1,992)
Ending balance of unrecognized tax benefits	$29,486	$22,152	$16,613
If the unrecognized tax benefit as of September 30, 2026 is ultimately recognized, there would be no reduction in the Company’s income tax expense or effective tax rate, excluding the impact of U.S. Tax benefits netted against deferred taxes that are subject to a valuation allowance.
The Company is subject to taxation in the U.S. and various states along with other foreign countries. Due to the presence of NOL carryforwards, all the income tax years remain open for examination. The audit of the Company by the IRS for September 30, 2023 was closed during the year with no changes resulting from the audit. There are no other material audits in any other jurisdiction.
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
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution retirement plan qualified under Section 401(k) of the Internal Revenue Code and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All of the Company’s full-time employees are eligible to participate in this plan. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations.
For the years ended September 30, 2026, 2025, and 2024, the Company recorded expenses for the matching contributions under this plan of $4.5 million, $3.9 million and $3.4 million, respectively.
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
Pursuant to the Royalty Pharma Agreement, Royalty Pharma paid $250.0 million upfront and agreed to pay up to an additional $160.0 million in aggregate one-time milestone payments due if and when the following milestone events occur: (i) $50.0 million on completion of enrollment in the OCEAN Phase 3 clinical trial for olpasiran, (ii) $50.0 million upon receipt of FDA approval of olpasiran for an approved indication (reduction in the risk of myocardial infarction, urgent coronary revascularization, or coronary heart disease death in adults with established cardiovascular disease and elevated Lp(a), and (iii) $60.0 million upon Royalty Pharma’s receipt of at least $70.0 million of royalty payments under the Royalty Pharma Agreement in any single calendar year. During the third quarter of fiscal 2024, Amgen completed enrollment of the Phase 3 OCEAN(a) outcomes trial of olpasiran, which triggered a $50.0 million milestone payment that the Company received in the same quarter. As of September 30, 2026, up to $110.0 million of additional milestone payments remain payable in the future, contingent upon the achievement of the remaining regulatory and royalty-based milestones.
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of September 30, 2026, the estimated effective interest rate was 8.0%.
The following table presents the activity with respect to the liability related to the sale of future royalties.

	September 30,
	2026	2025
	(in thousands)
Beginning carrying value	$367,397	$341,361
Milestone payment received	—	—
Non-cash interest expense recognized	32,981	26,036
Ending carrying value	$400,378	$367,397
NOTE 15. FINANCING AGREEMENT
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
On November 26, 2024, the Company entered into an amendment to the Financing Agreement (the "Amendment") to modify, amongst other things, some of the prepayment terms of the loans under the Credit Facility, including, the prepayment terms related to the Sarepta Collaboration Agreement. The Amendment was effective on February 14, 2025, following the closing of the Sarepta Collaboration Agreement and receipt of the $500.0 million upfront payment from Sarepta. The Amendment added an additional prepayment clause that requires certain contractual prepayments of principal and MOIC payments throughout the life of the loans under the Credit Facility. Additionally, any prepayment will be split with 50% of any such prepayment paying down the principal balance of the loans under the Credit Facility and the other 50% being applied to prepay the MOIC Payment. In the event the prepayment amounts result in fees being prepaid in excess of the actual amounts required to be paid, the excess fees shall be reallocated and applied to reduce the amount of the principal balance upon repayment in full of the loans under the Credit Facility. As of September 30, 2026, the Company has paid $159.0 million in MOIC payments of which $33.3 million is expected to be applied to principal upon repayment in full. To date, the Company has paid $319.6 million of the loans under the Credit Facility.
The Amendment was accounted for as a debt modification under ASC 470-50, “Debt—Modifications and Extinguishments” since the Amendment did not result in substantially different terms. In connection with the Amendment, the Company did not incur significant third-party fees.
All obligations under the Financing Agreement are secured on a first-priority basis by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, subject to certain exceptions, and are guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity qualified cash (unrestricted cash and cash equivalents held in U.S. accounts subject to the lenders’

security interest) of at least $150.0 million, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, distributions from certain parties, and other matters customarily restricted in such agreements. As of September 30, 2026, the Company was in compliance with all covenants under the Financing Agreement. Pursuant to the terms of the Financing Agreement, the Company and its subsidiaries are not permitted to have an aggregate principal amount of convertible indebtedness outstanding at any one time in excess of the greater of $300.0 million and 10% of the market capitalization of the Company (based on the closing price of the common stock of the Company on the trading date immediately prior to the incurrence of such indebtedness), but in no event greater than $700.0 million in the aggregate. The Company is subject to restrictions on sales and licensing transactions with respect to certain core intellectual property, subject to certain exceptions, including certain transactions related to areas outside the United States, United Kingdom, European Union, Japan and China.
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
The outstanding balance of the Credit Facility consisted of the following:

	September 30,
	2026	2025
	(in thousands)
Initial Term Loan	$400,000	$400,000
Accumulated interest on the Initial Term Loan	119,453	66,942
Accumulated accretion of the MOIC Payment	7,997	3,478
Less: Unamortized debt issuance costs	(12,415)	(13,912)
Less: Current portion of credit facility	(40,000)	(40,000)
Less: Payments	(319,635)	(201,625)
Credit facility, net of current portion	$155,400	$214,883
The following table sets forth total interest expense recognized related to the Credit Facility:

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Amortization of debt discount and issuance costs	$1,496	$1,906	$317
Accretion of the MOIC Payment	4,519	3,478	—
Contractual interest expense	52,512	57,941	9,000
Total interest expense	$58,527	$63,325	$9,317
The amounts shown in the table below, related to the Credit Facility, represent the expected repayments of principal and accrued interest balance as of September 30, 2026 inclusive of scheduled mandatory prepayments that the Company is obligated to make to the Lenders during the indicated periods. The principal balance will increase from accrued paid in kind interest, and the table does not include MOIC prepayments beyond those contractually scheduled. Actual payments on current principal may vary from the amounts presented in the table.

Year	Amounts
(in thousands)
2026	$—
2027	40,000
2028	15,000
2029	15,000
2030	15,000
Thereafter	273,823
Total	$358,823

On November 2, 2026, subsequent to the end of the fiscal year, the Company entered into an amendment and restatement of the Financing Agreement. See Note 19 for additional details.
In May 2025, Visirna entered into the Revolving Credit Agreement with Bank of Zhejiang. The maximum aggregate credit facility is 72.9 million Chinese Yuan ($10.3 million) bearing an annual interest rate of 4.1%. The term of each loan is twelve months. As of September 30, 2026, this loan was fully paid off.
In May 2026, Visirna entered into a new one-year credit agreement with China ZheShang Bank. The maximum aggregate credit facility is 70.0 million Chinese Yuan ($10.0 million) with an annual interest rate of 3.5%. As of September 30, 2026 the amount outstanding was 2.8 million Chinese Yuan ($0.4 million). The credit agreement also provides a line of credit with an annual interest rate of 2.5%. As of September 30, 2026, the amount outstanding on the line of credit was 43.0 million Chinese Yuan ($6.4 million). All Visirna loans are classified as other current liabilities.

NOTE 16. CONVERTIBLE NOTES
In January 2026, the Company issued $700.0 million aggregate principal amount of 0.00% Convertible Notes (the “Notes”) due January 15, 2032. The initial conversion rate is 11.4844 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $87.07 per share, subject to adjustment upon the occurrence of certain specified events. The Notes are convertible into an aggregate of approximately 8,039,080 shares of the Company’s common stock. The conversion rate is subject to adjustment, including in the case of conversions in connection with a make-whole fundamental change as defined in the indenture for the Notes or a redemption of the Notes.
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
The Company may not redeem the Notes prior to January 16, 2029. On or after January 16, 2029 and on or before the 30th scheduled trading day immediately preceding the maturity date, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price then in effect on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, and (ii) the trading day immediately preceding such date. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
Upon the occurrence of a fundamental change, which includes certain change-of-control transactions, a delisting of the Company’s common stock, or a liquidation event, holders may require the Company to repurchase their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The outstanding balance of the Notes consisted of the following:

	September 30, 2026	September 30, 2025
	(in thousands)
Outstanding principal balance	$700,000	$—
Less: Unamortized debt issuance costs	(16,516)	—
Convertible notes, net	$683,484	—

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended September 30,
	2026	2025
	(in thousands)
Amortization of debt issuance costs	$2,200	$—
Total interest expense	$2,200	$—

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

NOTE 17. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the years ended September 30, 2026, 2025 and 2024.

	Year Ended September 30,
	2026	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	$(724,206)	$(1,631)	$(599,493)

Denominator:
Weighted-average basic shares outstanding (1)	141,631	133,758	119,784
Effect of dilutive securities	—	—	—
Weighted-average diluted shares outstanding (1)	141,631	133,758	119,784

Basic net loss per share	$(5.11)	$(0.01)	$(5.00)
Diluted net loss per share	$(5.11)	$(0.01)	$(5.00)
(1) Include shares of common stock into which the 2024 and 2026 Avoro Pre-Funded Warrants may be exercised. See Note 6.
The following table sets forth the number of potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Options	755	744	707
Restricted stock units	5,710	4,276	4,030
If-converted common stock from convertible notes	8,039	—	—
Total	14,504	5,020	4,737

NOTE 18. SEGMENT INFORMATION
The Company operates in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. The Company's RNAi therapeutics are comprised of siRNAs that function upstream of conventional medicines by potently silencing mRNA that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. Consistent with our operational structure, our Chief Executive Officer (“CEO”), as the CODM, manages and allocates resources on a consolidated basis at the global corporate level. Our global research and development and technical operations and quality organizations are responsible for the discovery, development, and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region. All of these activities are supported by corporate staff functions. Managing and allocating resources at the corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources in line with our overarching long-term, corporate-wide strategic goals. The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the CODM for the purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO evaluates performance and decides how to allocate resources based on consolidated net (loss) income that is reported on the consolidated statements of operations and comprehensive (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CEO uses consolidated net (loss) income to evaluate loss or income generated from the Company’s business activities in deciding how to allocate company resources (such as pursuing clinical development or entering a strategic collaboration), monitoring budget versus actual results, and establishing management’s compensation. The following table presents selected financial information with respect to the Company’s single reportable segment for years ended September 30, 2026, 2025, and 2024. Significant expense categories and amounts align with the information that is regularly provided to the CEO.

	Year Ended September 30,
	2026	2025	2024
	(in thousands)
Revenue:
Product revenue, net	6,603	—	—
Collaboration and license revenue	444,214	829,448	3,551
Revenue	$450,817	$829,448	$3,551
Operating expenses:
Cost of product revenue	$1,799	$—	$—
Acquired Priority Review Voucher	$215,000	$—	$—
Research and development expenses
Candidate costs	$443,216	$347,571	$259,280
Discovery costs	78,842	66,788	74,150
Salaries	130,234	109,085	96,418
Facilities related	31,068	29,233	25,782
Total research and development expense, excluding non-cash expense	$683,360	$552,677	$455,630
Stock compensation	31,242	32,582	33,586
Depreciation and amortization	24,542	21,900	16,654
Total research and development expenses	$739,144	$607,159	$505,870

Selling, general and administrative expenses
Salaries	$62,536	$31,916	$27,589
Professional, outside services, and other	92,584	53,589	24,733
Facilities related	8,115	5,625	4,116
Total selling, general and administrative expense, excluding non-cash expense	$163,235	$91,130	$56,438
Stock compensation	36,904	30,785	40,382
Depreciation and amortization	1,906	2,028	1,941
Total selling, general and administrative expenses	$202,045	$123,943	$98,761

Total operating expenses	1,157,988	731,102	604,631
Other income (expense):
Interest income	57,864	37,289	22,720
Interest expense	(93,708)	(89,361)	(32,352)
Loss on equity method investment	(3,881)	—	—
Gain on Visirna's sale of IPR&D assets	19,000	—	—
Other, net	3,981	5,259	(1,748)
Total other expense	$(16,744)	$(46,813)	$(11,380)
(Loss) income before income tax (benefit) expense and noncontrolling interest	(723,915)	51,533	(612,460)
Income tax (benefit) expense	(6,781)	21,419	(2,767)
Net (loss) income including noncontrolling interest	(717,134)	30,114	(609,693)
Net income (loss) attributable to noncontrolling interest, net of tax	7,072	31,745	(10,200)
Net loss attributable to Arrowhead Pharmaceuticals, Inc.	(724,206)	(1,631)	(599,493)

NOTE 19. SUBSEQUENT EVENTS

Change in Fiscal Year End
On November 9, 2026, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective as of January 1, 2027. As a result of this change, the Company expects to file a transition report on Form 10-Q covering the three-month transition period from October 1, 2026 through December 31, 2026.

Amended and Restated Financing Agreement
On November 2, 2026 (the “A&R Closing Date”), the Company and its subsidiary, Arrowhead Madison Inc., as guarantor, refinanced its senior secured term loans under the Existing Financing Agreement (defined below) by entering into an Amended and Restated Financing Agreement (the “A&R Financing Agreement”) with the lenders party thereto (the “Lenders”) and Sixth Street Lending Partners, as administrative agent and collateral agent for the Lenders (“Sixth Street”). The A&R Financing Agreement amends and restates in its entirety the Financing Agreement, dated as of August 7, 2024, among the Company, the guarantor party thereto, the lenders party thereto and Sixth Street, as amended on November 26, 2024 and August 13, 2025 (the “Existing Financing Agreement”).
The A&R Financing Agreement provides for a senior secured term loan facility in an aggregate principal amount of $400.0 million (the “Credit Facility”), which was fully funded on the A&R Closing Date. The Credit Facility matures on November 2, 2031 (the “Maturity Date”) and bears interest, at the Company’s election, at an annual rate equal to three-month Term SOFR (subject to a 1.00% floor) plus 5.50% or a base rate (subject to a 2.00% floor) plus 4.50%. Interest is payable quarterly in cash. On the Closing Date, the Company paid fees to the Lenders equal to 2.00% of the principal amount of the Credit Facility. By comparison, the term loans under the Existing Financing Agreement bore interest at a fixed annual rate of 15.0%, which was paid in kind and added to the outstanding principal balance each period, and were scheduled to mature on August 7, 2031.
On the A&R Closing Date, the Company used cash on hand to repay in full the term loans outstanding under the Existing Financing Agreement, which had an outstanding principal balance of approximately $363.8 million (including accrued interest previously paid in kind), together with all other amounts owing under the Existing Financing Agreement and the related fee letter, for an aggregate payoff amount of approximately $404.4 million. The payoff amount was accepted by the lenders under the Existing Financing Agreement in full satisfaction of all obligations thereunder, including the multiple-of-invested-capital (“MOIC”) payment that would otherwise have been payable upon repayment, and represents a discount of approximately $68 million from the 2.0x MOIC payment that would have been owed to the lenders under the Existing Financing Agreement upon repayment in full on or prior to August 7, 2028.
The Company is permitted to use the net proceeds for working capital and general corporate purposes of the Company and its subsidiaries. The Credit Facility does not provide for scheduled amortization payments during the term, and all principal will be due on the Maturity Date.
The Company has the right to prepay loans under the Credit Facility at any time. Prepayments made on or before the eighteen-month anniversary of the A&R Closing Date are subject to a make-whole premium, and prepayments made during the following twelve months are subject to a premium of 2.00% and prepayments made during the twelve months thereafter are subject to a prepayment premium of 1.00%, with no premium thereafter. The Company is required to prepay loans under the Credit Facility with the proceeds of certain insurance and condemnation events in excess of a threshold, subject to reinvestment rights, and with the net proceeds of any indebtedness not permitted under the A&R Financing Agreement. Unlike the Existing Financing Agreement, the A&R Financing Agreement does not require the Company to prepay the Credit Facility with any portion of net sales of plozasiran or other products, royalties, milestones or other proceeds of licensing or partnering transactions, or proceeds of pipeline asset monetizations.
All obligations under the A&R Financing Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and Arrowhead Madison Inc., including intellectual property, and are guaranteed by Arrowhead Madison Inc. The security documents entered into in connection with the Existing Financing Agreement continue in effect and secure the obligations under the A&R Financing Agreement.
The A&R Financing Agreement contains customary covenants, including, without limitation, a financial covenant requiring the Company and Arrowhead Madison Inc. to maintain unrestricted cash and cash equivalents in deposit and securities accounts in the United States subject to the Lenders’ first-priority security interest of at least $125.0 million at all times (reduced from the minimum of $150.0 million required under the Existing Financing Agreement), and negative covenants that, subject to certain exceptions, restrict indebtedness (including a basket permitting additional convertible indebtedness of up to the greater of $1.1 billion and 10.0% of the Company’s market capitalization, subject to an overall cap of $2.5 billion inclusive of the Company’s outstanding $700.0 million of 0.00% Convertible Senior Notes due 2032, whereas under the Existing Financing Agreement the Company had no further capacity), liens, investments including acquisitions, fundamental changes, asset sales and licensing transactions (which, unlike the Existing Financing Agreement, expressly permits the Company, without the consent of the Lenders, to out-license REDEMPLO® (plozasiran) outside the United States and to sell any priority review voucher, and which provides the Company greater flexibility as to the structure of transactions involving its pipeline products), dividends and share repurchases, modifications to and terminations of material agreements, payment of subordinated indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.
The A&R Financing Agreement also contains customary events of default after which loans under the Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other indebtedness, judgments against the Company and its subsidiaries, change of control, and cessation of business.
In connection with the A&R Financing Agreement, the Company and Sixth Street entered into a Third Amended and Restated Fee Letter, which supersedes and replaces in its entirety the fee letter entered into in connection with the Existing Financing Agreement, including the MOIC and true-up payment provisions thereof.